Form 10-Q
period 1995-01-31
GENERAL PARAMETRICS CORP /DE/
filed 1995-03-15
CIK 795665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

Mark One

  X    Quarterly report pursuant to Section 13 or 15 (d)
- - -----  of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1995 or

       Transition report pursuant to Section 13 or 15 (d)
- - -----  of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number 0-14836


                        GENERAL PARAMETRICS CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

Delaware                                               94 -2835068
(State of incorporation)                   (I.R.S. Employer Identification No.)

1250 Ninth Street, Berkeley, California 94710
(Address of principal executive office including zip code)

(510)-524-3950
(Telephone including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X          No
                               -----          -----

At March 6, 1995, there were 5,111,920 shares of Common Stock of the Registrant outstanding.

                        GENERAL PARAMETRICS CORPORATION

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I   FINANCIAL INFORMATION

    ITEM 1:   Financial Statements (Unaudited)

      Consolidated Condensed Balance Sheets
        January 31, 1995 and October 31, 1994                             3

      Consolidated Condensed Statements of Operations
        Quarter ended January 31, 1995 and 1994                           4

      Consolidated Condensed Statements of Cash Flows
        Quarter ended January 31, 1995 and 1994                           5

      Notes to Consolidated Condensed Financial Statements                6

    ITEM 2: Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 8

PART II   OTHER INFORMATION

Item  6:  Exhibits and Reports on Form 8-K                               11


SIGNATURES

                        GENERAL PARAMETRICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

Part I- Financial Information

Item 1

                                             Assets
                                                              January 31,            October 31,
                                                                 1995                   1994
                                                              (unaudited)
                                                              -----------            -----------
Current assets:
   Cash and cash equivalents                                  $ 1,035,000            $   639,000
   Marketable securities                                          201,000              1,981,000
   Accounts receivable, net                                     2,681,000              2,864,000
   Inventories (Note 2)                                         3,265,000              3,398,000
   Prepaid expenses                                               111,000                 58,000
   Refundable income taxes                                              -                281,000
                                                              -----------            -----------

         Total current assets                                   7,293,000              9,221,000

Marketable securities                                           4,363,000              2,871,000
Property and equipment, net                                       358,000                400,000
Capitalized software development costs, net  (Note 3)             979,000                994,000
                                                              -----------            -----------

Total assets                                                  $12,993,000            $13,486,000
                                                              ===========            ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $   309,000            $   540,000
   Accrued compensation and benefits                              212,000                243,000
   Other accrued liabilities                                       89,000                210,000
   Income taxes payable                                           142,000                      -
   Deferred income tax                                             44,000                 98,000
                                                              -----------            -----------

Total current liabilities                                         796,000              1,091,000
                                                              -----------            -----------

Stockholders' equity (Note 5):
   Common stock                                                    51,000                 51,000
   Additional paid-in capital                                   2,781,000              2,763,000
   Retained earnings                                            9,365,000              9,581,000
                                                              -----------            -----------
                                                               12,197,000             12,395,000
                                                              -----------            -----------
                                                              $12,993,000            $13,486,000
                                                              ===========            ===========


     See accompanying Notes to Consolidated Condensed Financial Statements

                        GENERAL PARAMETRICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                        Quarters Ended
                                                                          January 31,
                                                           ---------------------------------------
                                                              1995                          1994
                                                           ---------------------------------------
Net sales                                                  $2,892,000                   $3,128,000
Cost of sales                                               1,796,000                    1,926,000
                                                           ----------                   ----------

Gross profit                                                1,096,000                    1,202,000
                                                           ----------                   ----------

Operating expenses:
     Marketing and sales                                      556,000                      722,000
     Research and development (Note 3)                        257,000                      323,000
     General and administrative                               245,000                      217,000
                                                           ----------                   ----------
                                                            1,058,000                    1,262,000
                                                           ----------                   ----------

Income (loss) from operations                                  38,000                      (60,000)

Interest income                                                91,000                       68,000
                                                           ----------                   ----------

Income before income taxes                                    129,000                        8,000

Provision (benefit) for (from) income taxes                    39,000                      (41,000)
                                                           ----------                   ----------

Net income                                                 $   90,000                   $   49,000
                                                           ==========                   ==========

Net income per share                                       $     0.02                   $     0.01
                                                           ==========                   ==========


Average number of common shares and
     common share equivalents                               5,112,000                    5,096,000
                                                           ==========                   ==========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                        GENERAL PARAMETRICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended
                                                                             January 31,
                                                                 --------------------------------
                                                                    1995                 1994
                                                                 --------------------------------
Cash flows provided (used) by operating
     activities:
         Net income                                              $   90,000            $   49,000
         Adjustments to reconcile net income to net cash
              provided (used) by operating activities:
                 Depreciation, amortization and
                 deferred taxes                                     143,000               186,000
         (Increase) decrease in current assets other than
              cash, cash equivalents and
               marketable securities                                544,000             1,203,000

         Increase (decrease) in current  liabilities               (241,000)             (256,000)
                                                                 ----------            ----------
              Net cash provided by operating activities             536,000             1,182,000
                                                                 ----------            ----------

Cash flows provided (used) by investing activities:
     Marketable securities                                          288,000              (241,000)
     Purchases of property and equipment                           (  2,000)             ( 34,000)
     Capitalized software development costs                        (138,000)             (159,000)
                                                                 -----------           ----------

              Net cash provided (used) by investing
                 activities                                         148,000              (434,000)
                                                                 ----------            ----------

Cash flows provided (used) by financing activities:
     Common Stock issued under Employee Stock
         Purchase, Employee Stock Option and
         Executive Bonus Plans                                       18,000                36,000
     Payment of cash dividends                                     (306,000)             (304,000)
                                                                 -----------           ----------

              Net cash provided (used) by financing
                 activities                                        (288,000)             (268,000)
                                                                 ----------            ----------

Net increase (decrease) in cash and cash equivalents                396,000               480,000

Cash and cash equivalents at beginning of period                    639,000               893,000
                                                                 ----------            ----------

Cash and cash equivalents at beginning of period                 $1,035,000            $1,373,000
                                                                 ==========            ==========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                        GENERAL PARAMETRICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1- Financial Statements

The accompanying Consolidated Condensed Balance Sheet of General Parametrics Corporation at January 31, 1995 and the Consolidated Condensed Statements of Operations for the quarters ended January 31, 1995 and 1994, respectively, and the Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 1995 and 1994, respectively, have not been audited by independent accountants. However, in the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods, have been made.

The results of operations for the quarter ended January 31, 1995 are not necessarily indicative of results expected for the fiscal year ended October 31, 1995. The Consolidated Condensed Financial Statements included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994. The Consolidated Condensed Financial Statements included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

Note 2- Inventories

Inventories consisted of:

                                       January 31,                 October 31,
                                          1995                        1994
                                       -----------                 -----------
Raw materials                           $1,781,000                  $1,630,000
Work-in-progress                           365,000                     175,000
Finished goods                           1,119,000                   1,593,000
                                        ----------                  ----------
                                        $3,265,000                  $3,398,000
                                        ==========                  ==========

Note 3- Research and development expenses

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Software development costs are capitalized when technological feasibility has been achieved. Amortization of these costs begins when the products are available for general release to customers and is computed on a product-by-product basis using amortization periods not exceeding three years. Amortization represents the greater of the amount computed using: (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product; or (b) the straight-line method over the remaining estimated economic life of the product.

On a quarterly basis, management reviews each capitalized software development cost to assure the expected revenues less anticipated costs to produce and support the product is greater than the net capitalized cost. For the three months ended January 31, 1995, there have been no writedowns of net realizable value.

                                                  Quarter ended January 31,
                                                1995                    1994
                                            -----------------------------------
Gross research and development
     expenditures                           $  242,000               $  315,000
Less: Software development costs
     capitalized during the period            (138,000)                (159,000)
Add: Amortization of software
     development costs capitalized
     in prior periods                          153,000                  167,000
                                            ----------               ----------
                                            $  257,000               $  323,000
                                            ==========               ==========

Note 4- Marketable securities

Effective November 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"("SFAS No. 115"). SFAS No. 115 has been adopted on a prospective basis and the financial statements of prior years have not been restated. The cumulative effect as of November 1, 1994 of adopting SFAS No. 115 is immaterial.

Under SFAS No. 115, management is required to determine the appropriate classification of its securities at the timeof purchase and reevaluate such designation as of each balance sheet. Held-to-maturity securities are reported at amortized cost. Available-for-sale securities are carried at fair value, with unreralized gains and losses, net reported in a separate component of shareholders' equity until disposition. Realized gains and losses and declines in value judged to be other than temporary are included in interest income.

Marketable securities include the following held-to-maturity and available-for sale securities as of January 31, 1995:

Held-to-maturity securities                 $3,558,000
Available-for-sale                           1,006,000
                                            ----------
                                            $4,564,000

Gross unrealized losses were not material to the financial statements taken as a whole as of January 31, 1995.

Note 5- Dividends

On February 21, 1995, the Company's Board of Directors declared a cash dividend of $0.06 per share of Common Stock payable March 24, 1995 to stockholders of record March 10, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $2,892,000 during the first quarter of fiscal 1995, a 7.5% decrease compared to net sales of $3,128,000 during the first quarter of fiscal 1994. The decrease in net sales was attributed to lower unit shipments of the Company's electronic presentation products due to competitive product pressures and softness in governmental purchases. During the first quarter of fiscal 1995, revenues in the Company's color printer business increased as the Company continues its efforts to expand its distribution channels for color printers and consumables. The Company is currently not aware of any items which would materially impact revenues either positively or negatively.

Gross profit was 37.9% of net sales for the first quarter of fiscal 1995, compared to 38.4% for the same period one year ago. The decrease in gross profit was due to a shift in the Company's product mix to lower margin products and the weaker U.S. dollar as compared to certain foreign currencies, which resulted in higher costs for some components/products sourced outside the United States. Increased competitive pressures could result in further price reductions for the Company's products, which could have a material adverse impact on gross margins and operating results.

Marketing and sales expenses were $556,000 (19.2% of the net sales) for the first quarter of fiscal 1995, compared to $722,000 (23.1% of the net sales) for the same period one year ago. The decrease in expenditures were the result of planned reductions in payroll and related expenditures, travel and entertainment costs and certain other expenditures. Other than its ongoing efforts at cost containment, the Company is currently not aware of any items which would materially impact marketing and sales expenses either positively or negatively.

Research and development costs (before taking into effect the net capitalization of software development costs) were $242,000 (8.4% of the net sales) for the first quarter of fiscal 1995, compared to $315,000 (10.1% of the net sales) for the same period one year ago. The decreased expenditures were primarily in payroll and related costs and overhead costs. The decrease expenditures were the result of planned reductions and the Company plans to continue its efforts at cost containment wherever possible. At the same time, the Company plans to continue its strong commitment to its research and development activities aimed at creating new products and technologies. The Company is currently not aware of any items which would materially impact research and development costs either positively or negatively.

General and administrative expenditures were $245,000 (8.5% of the net sales) for the first quarter of fiscal 1995, compared to $217,000 (6.9% of the net sales) for the same period one year ago. The increased expenditures were primarily due to a $43,000 increase to reserves for doubtful accounts. Without this expense, general and administrative expenditures would have decreased as the Company continues its efforts at cost containment of general and administrative expenditures. The Company is currently not aware of any items which would materially impact general and administrative expenses either positively or negatively.

As a result of the above-mentioned factors, the income from operations was $38,000 for the first quarter of fiscal 1995, compared to the loss from operations of $60,000 for the same period one year ago.

Interest income was $91,000 for the first quarter of fiscal 1995, compared to $68,000 for the same period one year ago. The increase in interest income was attributed to the receipt during the first quarter of 1995 of interest associated with a refund of taxes paid in prior years.

As a result of the above mentioned factors, the income before income taxes was $129,000 for the first quarter of fiscal 1995, compared to $8,000 for the same period one year ago.

The provision for income taxes was $39,000 for the first quarter of fiscal 1995, compared to the benefit from income taxes of $41,000 for the same period one year ago. The effective rate of 30.2% for the first quarter of fiscal 1995 was below the normal statutory rates due to both tax-free interest income and the availability of research and development credits.

Net income was $90,000 ($.02 per share) for the first quarter of fiscal 1995 compared to $49,000 ($.01 per share) for the first quarter of fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash is the collection of accounts receivable arising from the sale of its products. At January 31, 1995, the Company had cash, cash equivalents and marketable securities of $5,599,000 compared to $5,491,000 at October 31, 1994.

During the first quarter of fiscal 1995, the Company paid a quarterly cash dividend totaling $306,000 ($ 0.06 per share). This payment represented the Company's eighteenth consecutive quarterly cash dividend.

On February 21, 1995, the Company's Board of Directors declared a cash dividend of $0.06 per share of Common Stock, payable March 24, 1995 to stockholders of record on March 10, 1995.

The Company has a $2,000,000 unsecured documentary letter of credit line ("Letter of Credit") specifically intended to facilitate the purchase of components through Letters of Credit. Under the terms of this arrangement, the Company may utilize credit for up to three days for each purchase that utilizes the Letter of Credit facility. This Letter of Credit is subject to issuance and negotiation fees of 0.25% and expires March 31, 1995. As of January 31, 1995, the Company had no outstanding amounts due under its Letter of Credit facility. Also, the Company has approximately $349,000 of purchase commitments outstanding through this facility.

The Company believes that its current resources, along with future funds generated from operations, will be sufficient to support its operating and capital requirements for the foreseeable future. During the first three months of fiscal 1995, additions to property and equipment were $ 2,000 compared to $ 34,000 for the same period one year earlier.

OTHER

From its inception, the Company has maintained a continuous program of enhancing existing products and introducing new products that have extended its various product lines. The Company believes that its future success will depend on its ability to continue to enhance its existing products and to develop new products which meet specific market needs in a cost-effective manner. There can be no assurance, however, that the Company's products will not be rendered obsolete by changing technology. Additionally, the introduction of new or enhanced products by its competitors could adversely affect the company's sales of existing products. In addition, lack of commercial acceptance of enhanced or new products introduced by the Company could adversely affect the Company's results of operations.

The Company principally uses standard components from multiple vendors. However, in many of its products, certain components which are purchased from sole-source suppliers. The Company also purchases some printer consumables from sole-sources. There is no guarantee that the supply of sole-source components and consumables from these suppliers, along with any new, improved and lower cost components will continue to be made available to the Company.

The Company attempts to reduce the risk of interruption in supply of components by maintaining adequate inventory. Loss or interruption of the supply of components from sole-source supplier would require additional management and engineering efforts to develop and qualify alternate sources and any such loss could result in delays in product shipments which could adversely affect the Company's results of operations.

The Company designs, manufactures and markets a range of presentation hardware and software products for the business and government marketplaces that include: color printers and supplies, electronic video presentation products, and software products used for preparing and giving presentations.


PART II  OTHER INFORMATION

Item 6. Exhibits and Reports of Form 8-K.

     (a)   Exhibits

           27  Financial Data Schedule

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three month period ended January 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GENERAL PARAMETRICS CORPORATION


Dated: March 15, 1995       By /s/ William A. Spazante
                            ---------------------------------------------------
                            William A. Spazante
                            Vice President, Finance and Chief Financial Officer
                            (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX


         Exhibit
         Number    Description
         -------   -----------------------------------------------------------
          27       Financial Data Schedule