Form 10-Q
period 1995-04-30
GENERAL PARAMETRICS CORP /DE/
filed 1995-06-06
CIK 795665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

Mark One

  X    Quarterly report pursuant to Section 13 or 15 (d)
- -----  of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1995 or

       Transition report pursuant to Section 13 or 15 (d)
- -----  of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number 0-14836


                        GENERAL PARAMETRICS CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                                        94-2835068
- ---------------------------------------------                      --------------------------------------
       (State of incorporation)                                    (I.R.S. Employer Identification No.)

1250 Ninth Street, Berkeley, California 94710
- ---------------------------------------------
(Address of principal executive office including zip code)

(510)-524-3950
- ---------------------------------------------
(Telephone including area code)

Not Applicable
- ---------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                            No
                       -----                             ----

At June 5, 1995, there were 5,113,635 shares of Common Stock of the Registrant outstanding.

                        GENERAL PARAMETRICS CORPORATION

                                     INDEX


                                                                               Page No.
                                                                               --------
PART I   FINANCIAL INFORMATION
- ------------------------------

    ITEM 1:   Financial Statements (Unaudited)

        Consolidated Condensed Balance Sheets
           April 30, 1995 and October 31, 1994                                     3

        Consolidated Condensed Statements of Operations
           Quarter ended April 30, 1995 and 1994                                   4

        Consolidated Condensed Statements of Cash Flows
           Quarter ended April 30, 1995 and 1994                                   5

        Notes to Consolidated Condensed Financial Statements                       6

    ITEM 2:    Management s Discussion and Analysis of Financial
               Condition and Results of Operations                                 8


PART II   OTHER INFORMATION
- ---------------------------

Item  6:  Exhibits and Reports on Form 8-K                                        11


SIGNATURES
- ----------

                        GENERAL PARAMETRICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

Part I- Financial Information

Item 1

                                     Assets

                                                              April 30,               October 31,
                                                                1995                     1994
                                                             (unaudited)
                                                            -------------             ----------
Current assets:
Cash and cash equivalents                                     $   963,000            $   639,000
  Marketable securities                                         2,523,000              1,981,000
  Accounts receivable, net                                      2,120,000              2,864,000
  Inventories (Note 2)                                          3,621,000              3,398,000
  Prepaid expenses                                                 89,000                 58,000
  Refundable income taxes                                          28,000                281,000
                                                              -----------            -----------

                     Total current assets                       9,344,000              9,221,000

Marketable securities                                           2,040,000              2,871,000
Property and equipment, net                                       333,000                400,000
Capitalized software development costs, net  (Note 3)             959,000                994,000
                                                              -----------            -----------

Total assets                                                  $12,676,000            $13,486,000
                                                              ===========            ===========

                              LIABILITIES AND STOCKHOLDERS  EQUITY

Current liabilities:
  Accounts payable                                            $   396,000            $   540,000
  Accrued compensation and benefits                               205,000                243,000
  Other accrued liabilities                                       100,000                210,000
  Income taxes payable                                                -                      ---
  Deferred income tax                                             171,000                 98,000
                                                              -----------            -----------

Total current liabilities                                         872,000              1,091,000
                                                              -----------            -----------

Stockholders equity (Note 5):
  Common stock                                                     51,000                 51,000
  Additional paid-in capital                                    2,782,000              2,763,000
  Retained earnings                                             8,971,000              9,581,000
                                                              -----------            -----------
                                                               11,804,000             12,395,000
                                                              -----------            -----------
                                                              $12,676,000            $13,486,000
                                                              ===========            ===========


     See accompanying Notes to Consolidated Condensed Financial Statements

                        GENERAL PARAMETRICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                   Quarters Ended              Six Months Ended
                                                      April 30,                    April 30,
                                           -------------------------      -------------------------
                                               1995         1994             1995           1994
                                               ----         ----            -----           ----
Net sales                                    $2,402,000    $ 3,009,000      $5,294,000    $ 6,137,000

Cost of sales                                 1,528,000      1,899,000       3,324,000      3,825,000
                                             ----------    -----------      ----------    -----------

Gross margin                                    874,000      1,110,000       1,970,000      2,312,000
                                             ----------    -----------      ----------    -----------

Operating expenses:
    Marketing and sales                         612,000        829,000       1,168,000      1,551,000
    Research and development (Note 3)           279,000        335,000         536,000        658,000
    General and administrative                  204,000        234,000         449,000        451,000
                                             ----------    -----------      ----------    -----------

                                              1,095,000      1,398,000       2,153,000      2,660,000
                                             ----------    -----------      ----------    -----------

Income (loss) from operations                  (221,000)      (288,000)       (183,000)      (348,000)

Interest income                                  59,000         67,000         150,000        135,000
                                             ----------    -----------      ----------    -----------

Income (loss) before income taxes              (162,000)      (221,000)       ( 33,000)      (213,000)


Provision (benefit) for (from) income taxes    ( 75,000)      (109,000)       ( 36,000)      (150,000)
                                             ----------    -----------      ----------    -----------

Net income (loss)                            $ ( 87,000)   $  (112,000)     $    3,000    $  ( 63,000)
                                             ==========    ===========      ==========    ===========


Net income (loss) per share                  $    (0.02)   $     (0.02)     $     0.00    $     (0.01)
                                             ==========    ===========      ==========    ===========

Average number of common shares
   and common share equivalents               5,114,000      5,086,000       5,114,000      5,086,000
                                             ==========    ===========      ==========    ===========


    See accompanying Notes to Consolidated Condensed Financial Statements.

                        GENERAL PARAMETRICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                      Six  Months Ended
                                                                         April   30,
                                                                  --------------------------
                                                                  1995                  1994
                                                                  ----                  ----
Cash flows provided (used) by operating
    activities:
         Net income (loss)                                   $     3,000             $  (63,000)
         Adjustments to reconcile net income to net cash
             provided (used) by operating activities:
                Depreciation, amortization and
                deferred taxes                                   471,000                331,000
         (Increase) decrease in current assets other than
             cash, cash equivalents and
              marketable securities                              743,000              1,299,000
         Increase (decrease) in current  liabilities            (292,000)              (363,000)
                                                             -----------             ----------
             Net cash provided by operating activities           925,000              1,204,000
                                                             -----------             ----------

Cash flows provided (used) by investing activities:
    Marketable securities                                        289,000                 52,000
    Purchases of property and equipment                         ( 19,000)              ( 46,000)
    Capitalized software development costs                      (277,000)              (340,000)
                                                             -----------             ----------

             Net cash provided (used) by investing
                activities                                        (7,000)              (334,000)
                                                             -----------             ----------

Cash flows provided (used) by financing activities:
    Common Stock issued under Employee Stock
         Purchase, Employee Stock Option and
         Executive Bonus Plans                                    19,000                 39,000
    Payment of cash dividends                                   (613,000)              (609,000)
                                                             -----------             ----------

             Net cash provided (used) by financing
                activities                                      (594,000)              (570,000)
                                                             -----------             ----------

Net increase (decrease) in cash and cash equivalents             324,000                300,000

Cash and cash equivalents at beginning of period                 639,000                893,000
                                                             -----------             ----------

Cash and cash equivalents at beginning of period             $   963,000             $1,193,000
                                                             ===========             ==========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                        GENERAL PARAMETRICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1- Financial Statements

The accompanying Consolidated Condensed Balance Sheet of General Parametrics Corporation at April 30, 1995 and the Consolidated Condensed Statements of Operations for the quarters ended April 30, 1995 and 1994, respectively, and the Consolidated Condensed Statements of Cash Flows for the three months ended April 30, 1995 and 1994, respectively, have not been audited by independent accountants. However, in the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods, have been made.

The results of operations for the quarter ended April 30, 1995 are not necessarily indicative of results expected for the fiscal year ended October 31, 1995. The Consolidated Condensed Financial Statements included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company s Annual Report on Form 10-K for the fiscal year ended October 31, 1994. The Consolidated Condensed Financial Statements included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company s Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

Note 2- Inventories

Inventories consisted of:

                                            April 30,                October 31,
                                              1995                     1994
                                              ----                     ----

Raw materials                               $1,962,000               $1,630,000
Work-in-progress                               290,000                  175,000
Finished goods                               1,369,000                1,593,000
                                            ----------               ----------
                                            $3,621,000               $3,398,000
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

On a quarterly basis, management reviews each capitalized software development cost to assure the expected revenues less anticipated costs to produce and support the product is greater than the net capitalized cost. For the three months ended April 30, 1995, there have been no writedowns of net capitalized cost.

                                                     Quarter ended April 30,
                                              ---------------------------------
                                               1995                      1994
                                               ----                      ----
Gross research and development
    expenditures                            $   259,000             $    335,000
Less: Software development costs
    capitalized during the period              (139,000)                (181,000)
Add: Amortization of software
    development costs capitalized
    in prior periods                            159,000                  181,000
                                            -----------             ------------
                                            $   279,000             $    335,000
                                            ===========             ============

                                                  Six months ended April 30,
                                           -----------------------------------------
                                               1995                     1994
                                               ----                     ----
Gross research and development
    expenditures                           $    501,000             $    650,000
Less: Software development costs
    capitalized during the period              (277,000)                (340,000)
Add: Amortization of software
    development costs capitalized
    in prior periods                            312,000                  348,000
                                            -----------             ------------
                                            $   536,000             $    658,000
                                            ===========             ============


Note 4- Marketable securities

Effective November 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 has been adopted on a prospective basis and the financial statements of prior years have not been restated. The cumulative effect as of November 1, 1994 of adopting SFAS No. 115 is immaterial.

Under SFAS No. 115, management is required to determine the appropriate classification of its securities at the time of purchase and reevaluate such designation as of each balance sheet. Held-to-maturity securities are reported at amortized cost. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net reported in a separate component of shareholders equity until disposition. Realized gains and losses and declines in value judged to be other than temporary are included in interest income.

Marketable securities include the following held-to-maturity and available-for sale securities as of April 30, 1995:

Held-to-maturity securities                $ 3,557,000
Available-for-sale                           1,006,000
                                           -----------
                                           $ 4,563,000
                                           ===========

Gross unrealized losses were not material to the financial statements taken as a whole as of April 30, 1995.

Note 5- Dividends

On May 22, 1995, the Company s Board of Directors declared a cash dividend of $0.06 per share of Common Stock payable June 12, 1995 to stockholders of record June 2, 1995.

                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $2,402,000 and $5,294,000 during the second quarter and first half of fiscal 1995, compared to $3,009,000 and $6,137,000 for the same periods one year ago. The decrease in net sales was attributed to lower unit shipments of the Company s color printer and electronic presentation products due to competitive product pressures. Increased market pressures have significantly impacted the Company s sales and could continue to do so in the future. The Company continues its efforts to expand its distribution channels for color printers and consumables, however, there can be no assurance that these efforts will be successful. The Company is currently not aware of any items which would materially impact revenues either positively or negatively as compared to the second quarter of 1995 level of sales.

Gross profit was 36.4% and 37.2% of net sales for the second quarter and first six months of fiscal 1995, compared to 36.9% and 37.7% for the same periods one year ago. The slight decrease in gross profit was due to a shift in the Company s product mix to lower margin products and higher product costs resulting from sourcing certain material components denominated in foreign currencies that strengthened as compared to the U.S. dollar. In addition, the Company recorded reserves totaling approximately $60,000 for slow-moving and/or obsolete inventory. The decrease in the margin was partially offset by higher than expected foreign sales that carried higher than average margins. Increased competitive pressures will result in further price reductions for the Company s products, which could have an adverse impact on gross margins and operating results.

Marketing and sales expenses were $612,000 and $1,168,000 (25.5% and 22.1% of the net sales, respectively) for the second quarter and first six months of fiscal 1995, compared to $829,000 and $1,551,000 (27.6% and 25.3% of the net
sales, respectively) for the same periods one year ago. The decreases in expenditures was the result of planned reductions in payroll and related expenditures, travel and entertainment costs and other related expenditures. Other than its ongoing efforts at cost containment, the Company is currently not aware of any items which would materially impact marketing and sales expenses either positively or negatively.

Research and development costs (before taking into effect the net capitalization of software development costs) were $259,000 and $501,000 (10.8% and 9.5% of the net sales, respectively) for the second quarter and first six months of fiscal 1995, compared to $335,000 and $650,000 (11.1% and 10.6% of the net sales, respectively) for the same periods one year ago. The dcreased expenditures were the result of planned reductions in payroll and related costs as a result of project completions and cost containment efforts. The Company plans to continue its efforts at cost containment wherever possible while at the same time, the Company plans to continue its commitment to its research and development activities aimed at creating new products and technologies. The Company is currently not aware of any items which would materially impact research and development costs either positively or negatively.

General and administrative expenditures were $204,000 and $449,000 (8.5% and 8.5% of the net sales, respectively) for the second quarter and first six months of fiscal 1995, compared to $234,000 and $451,000 (7.8% and 7.3% of the net sales, respectively) for the same periods one year ago. The decreased expenditures were primarily due to cost containment efforts. The Company is currently not aware of any items which would materially impact general and administrative expenses either positively or negatively.

As a result of the above-mentioned factors, the losses from operations were $221,000 and $183,000 for the second quarter and first six months of fiscal 1995, compared to the losses from operations of $288,000 and $348,000 for the same periods one year ago.

Interest income was $59,000 and $150,000 for the second quarter and first six months of fiscal 1995, compared to $67,000 and $135,000 for the same periods one year ago.

As a result of the above mentioned factors, the losses before income taxes were $162,000 and $33,000 for the second quarter and first six months of fiscal 1995, compared to the losses before income taxes of $221,000 and $213,000 for the same periods one year ago.

The benefits from income taxes were $75,000 and $36,000 for the second quarter and first six months of fiscal 1995, compared to the benefits from income taxes of $109,000 and $150,000 for the same periods one year ago. The effective benefit rates for the second quarter and first six months of fiscal 1995 were higher than the normal statutory rates due to both tax-free interest income and the availability of research and development credits.

The net loss for the second quarter of fiscal 1995 was $87,000 ($.02 per share) and the net income for the first six months of fiscal 1995 was $3,000 ($.00 per share), compared to the net losses of $112,000 ($.02 per share) and $63,000 (.01 per share) for the same periods one year ago.

LIQUIDITY AND CAPITAL RESOURCES

The Company s principal source of cash is the collection of accounts receivable arising from the sale of its products. At April 30, 1995, the Company had cash, cash equivalents and marketable securities of $5,526,000 compared to $5,491,000 at October 31, 1994.

During the second quarter of fiscal 1995, the Company paid a quarterly cash dividend totaling $307,000 ($ 0.06 per share). This payment represented the Company s nineteenth consecutive quarterly cash dividend.

On May 22, 1995, the Company s Board of Directors declared a cash dividend of $0.06 per share of Common Stock, payable June 12, 1995 to stockholders of record on June 2, 1995.

The Company has a $2,000,000 unsecured documentary letter of credit line ("Letter of Credit") specifically intended to facilitate the purchase of components through Letters of Credit. Under the terms of this arrangement, the Company may utilize credit for up to three days for each purchase that utilizes the Letter of Credit facility. This Letter of Credit is subject to issuance and negotiation fees of 0.25% and expires March 31, 1996. As of April 30, 1995, the Company had no outstanding amounts due under its Letter of Credit facility. Also, the Company has approximately $462,000 of purchase commitments outstanding through this facility.

The Company believes that its current resources, along with future funds generated from operations, will be sufficient to support its operating and capital requirements for the foreseeable future. During the first six months of fiscal 1995, additions to property and equipment were $19,000 compared to $ 46,000 for the same period one year earlier.

OTHER

From its inception, the Company has maintained a continuous program of enhancing existing products and introducing new products that have extended its various product lines. The Company believes that its future success will depend on its ability to continue to enhance its existing products and/or to develop new products which meet specific market needs in a cost-effective manner. There can be no assurance, however, that the Company s products will not be rendered obsolete by changing technology. Additionally, the introduction of new or enhanced products by its competitors could adversely affect the company s sales of existing products. In addition, lack of commercial acceptance of enhanced or new products introduced by the Company could adversely affect the Company s results of operations.

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

The Company attempts to reduce the risk of interruption in supply of components by maintaining adequate inventory. Loss or interruption of the supply of components from sole-source supplier would require additional management and engineering efforts to develop and qualify alternate sources and any such loss could result in delays in product shipments which could adversely affect the Company s results of operations.

The Company designs, manufactures and markets a range of presentation hardware and software products for the business and government marketplaces that include: color printers and supplies, electronic video presentation products, and software products used for preparing and giving presentations.

PART II  OTHER INFORMATION

Item 4. Submission of Matters to Vote of Securities Holders.

The Registrant held its Annual Meeting of Shareholders March 27, 1995. Proxies for the meeting were solicited pursuant to Regulation 14A.

(a) The following management nominees for director were elected: Herbert B. Baskin, J. Thomas Bentley, Luther J. Nussbaum, Victor D. Poor and Eugene T. Sanders.

(b) The Stockholders approved and ratified the Board of Directors adoption of the Company s 1995 Stock Option Plan, and the reservation of 500,000 shares of Common Stock for issuance thereof. The number of shares voting in favor were 2,394,844, against were 181,785 and abstain were 22,791.

(c) The Stockholders approved and ratified the Board of Directors selection of Price Waterhouse LLP as independent public for the Company for the current fiscal year ending October 31, 1995. The number of shares voting in favor were 2,593,220, against were 100 and abstain were 6,100.

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits - none

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three month period ended April 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GENERAL PARAMETRICS CORPORATION


Dated:  June 5, 1995                       By  /s/  William A. Spazante
                                               --------------------------------
                                               William A. Spazante
                                               Vice President, Finance and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                        Exhibit Index

Ex. 27  Financial Data Schedule