Form 10-Q
period 1995-07-31
GENERAL PARAMETRICS CORP /DE/
filed 1995-08-29
CIK 795665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

Mark One

  X    Quarterly report pursuant to Section 13 or 15(d)
- -----  of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1995 or

       Transition report pursuant to Section 13 or 15(d)
- -----  of the Securities Exchange Act of 1934

For the transition period from             to
                               -----------    -----------

Commission File Number 0-14836


                        GENERAL PARAMETRICS CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                 94-2835068
(State of incorporation)                    (I.R.S. Employer Identification No.)

1250 Ninth Street, Berkeley, California 94710
(Address of principal executive office including zip code)

(510)-524-3950
(Telephone including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                            No
                       -----                             -----
At August 28, 1995, there were 5,122,818 shares of Common Stock of the Registrant outstanding.

                        GENERAL PARAMETRICS CORPORATION

                                     INDEX



                                                                       Page No.
                                                                       --------
PART I   FINANCIAL INFORMATION

  ITEM 1:   Financial Statements (Unaudited)

    Consolidated Condensed Balance Sheets
      July 31, 1995 and October 31, 1994                                 3

    Consolidated Condensed Statements of Operations
      Quarter ended July 31, 1995 and 1994                               4

    Consolidated Condensed Statements of Cash Flows
      Quarter ended July 31, 1995 and 1994                               5

     Notes to Consolidated Condensed Financial Statements                6

  ITEM 2: Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                  8

PART II   OTHER INFORMATION

Item  5:  Other Items                                                    12

Item  6:  Exhibits and Reports on Form 8-K                               12


SIGNATURES

                        GENERAL PARAMETRICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

Part I- Financial Information

Item 1

                                     ASSETS
                                                                  July  31,
                                                                 (unaudited)           October 31,
                                                                    1995                  1994
                                                                 -----------           -----------
Current assets:
  Cash and cash equivalents                                    $  1,580,000           $   639,000
  Marketable securities                                           2,111,000             1,981,000
  Accounts receivable, net                                        1,813,000             2,864,000
  Inventories (Note 2)                                            3,293,000             3,398,000
  Other current assets                                              123,000               339,000
                                                                -----------           -----------

            Total current assets                                  8,920,000             9,221,000

Marketable securities                                             2,025,000             2,871,000
Property and equipment, net                                         300,000               400,000
Capitalized software development costs, net (Note 3)               845,000               994,000
                                                                -----------           -----------

Total assets                                                    $12,090,000           $13,486,000
                                                                ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $   504,000           $   540,000
  Accrued compensation and benefits                                 178,000               243,000
  Other accrued liabilities                                         103,000               210,000
  Income taxes payable                                                --                     --
  Deferred income tax                                                50,000                98,000
                                                                -----------           -----------

Total current liabilities                                           835,000             1,091,000
                                                                -----------           -----------

Stockholders'  equity (Note 5):
  Common stock                                                       51,000                51,000
  Additional paid-in capital                                      2,794,000             2,763,000
  Retained earnings                                               8,410,000             9,581,000
                                                                -----------           -----------
                                                                 11,255,000            12,395,000
                                                                -----------           -----------
                                                                $12,090,000           $13,486,000
                                                                ===========           ===========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                        GENERAL PARAMETRICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                      Quarters Ended            Nine Months Ended
                                                         July 31,                   July  31,
                                                ------------------------    -------------------------
                                                   1995          1994          1995           1994
                                                   ----          ----          ----           ----
Net sales                                       $2,060,000    $3,028,000    $7,354,000     $9,165,000

Cost of sales                                    1,472,000     1,951,000     4,796,000      5,776,000
                                                ----------    ----------    ----------     ----------

Gross margin                                       588,000     1,077,000     2,558,000      3,389,000
                                                ----------    ----------    ----------     ----------

Operating expenses:
  Marketing and sales                              488,000       783,000     1,656,000      2,334,000
  Research and development (Note 3)                355,000       347,000       891,000      1,005,000
  General and administrative                       257,000       384,000       706,000        835,000
                                                ----------    ----------    ----------     ----------

                                                 1,100,000     1,514,000     3,253,000      4,174,000
                                                ----------    ----------    ----------     ----------

Income (loss) from operations                     (512,000)     (437,000)     (695,000)      (785,000)

Interest income                                     89,000       103,000       239,000        238,000
                                                ----------    ----------    ----------     ----------

Income (loss) before income taxes                 (423,000)     (334,000)     (456,000)      (547,000)

Provision for (benefit) (from) income taxes       (168,000)     (204,000)     (204,000)      (354,000)
                                                ----------    ----------    ----------     ----------

Net income (loss)                               $ (255,000)   $ (130,000)   $ (252,000)   $  (193,000)
                                                ----------    ----------    ----------     ----------

Net income (loss) per share                     $    (0.05)   $    (0.03)   $    (0.05)   $     (0.04)
                                                ----------    ----------    ----------     ----------

Average number of common shares
  and common share equivalents                   5,123,000     5,098,000     5,123,000      5,098,000
                                                ----------    ----------    ----------     ----------

     See accompanying Notes to Consolidated Condensed Financial Statements.

                        GENERAL PARAMETRICS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Nine  Months Ended
                                                                      July   31,
                                                            ----------------------------
                                                            1995                    1994
                                                            ----------------------------
Cash flows provided (used) by operating
   activities:
       Net income (loss)                                    $ (252,000)         $ (193,000)
       Adjustments to reconcile net income to net cash
          provided (used) by operating activities:
             Depreciation, amortization and
             deferred taxes                                    652,000             432,000
       (Increase) decrease in current assets other than
          cash, cash equivalents and
          marketable securities                              1,372,000           1,617,000
       Increase (decrease) in current liabilities             (208,000)           (389,000)
                                                            ----------          ----------

          Net cash provided by operating activities          1,564,000           1,467,000
                                                            ----------          ----------


Cash flows provided (used) by investing activities:
   Marketable securities                                       716,000             (24,000)
   Purchases of property and equipment                         (27,000)            (70,000)
   Capitalized software development costs                     (424,000)           (596,000)
                                                            ----------          ----------

          Net cash provided (used) by investing
            activities                                         265,000            (690,000)
                                                            ----------          ----------

Cash flows provided (used) by financing activities:
   Common Stock issued under Employee Stock
       Purchase, Employee Stock Option and
       Executive Bonus Plans                                    31,000              63,000
   Payment of cash dividends                                  (919,000)           (915,000)
                                                            ----------          ----------

          Net cash provided (used) by financing
            activities                                        (888,000)           (852,000)
                                                            ----------          ----------

Net increase (decrease) in cash and cash equivalents           941,000             (75,000)

Cash and cash equivalents at beginning of period               639,000             893,000
                                                            ----------          ----------
Cash and cash equivalents at end of period                  $1,580,000          $  818,000
                                                            ==========          ==========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                        GENERAL PARAMETRICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Financial Statements

The accompanying Consolidated Condensed Balance Sheet of General Parametrics Corporation at July 31, 1995 and the Consolidated Condensed Statements of Operations for the quarters ended July 31, 1995 and 1994, respectively, and the Consolidated Condensed Statements of Cash Flows for the three months ended July 31, 1995 and 1994, respectively, have not been audited by independent accountants. However, in the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods, have been made.

The results of operations for the quarter ended July 31, 1995 are not necessarily indicative of results expected for the fiscal year ended October 31, 1995 (see also Note 5 - Other). The Consolidated Condensed Financial Statements included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

Note 2 - Inventories

Inventories consisted of:


                                             July 31,            October 31,
                                               1995                 1994
                                            ----------           ----------
Raw materials                               $1,906,000           $1,630,000
Work-in-progress                               214,000              175,000
Finished goods                               1,173,000            1,593,000
                                            ----------           ----------
                                            $3,293,000           $3,398,000
                                            ==========           ==========

Note 3 - Research and development expenses

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

On a quarterly basis, management reviews each capitalized software development cost to assure the expected revenues less anticipated costs to produce and support the product is greater than the net capitalized cost. For the three months ended July 31, 1995, there have been no writedowns of net capitalized cost.


                                                   Quarter ended July 31,
                                                1995                  1994
                                            ----------------------------------
Gross research and development
    expenditures                            $   241,000            $  347,000
Less: Software development costs
    capitalized during the period              (147,000)             (206,000)
Add: Amortization of software
    development costs capitalized
    in prior periods                            261,000               206,000
                                            -----------            ----------
                                            $   355,000            $  347,000
                                            ===========            ==========

                                                 Nine months ended July 31,
                                                1995                  1994
                                            ----------------------------------
Gross research and development
    expenditures                            $   742,000            $  997,000
Less: Software development costs
    capitalized during the period              (424,000)             (546,000)
Add: Amortization of software
    development costs capitalized
    in prior periods                            573,000               554,000
                                            -----------            ----------
                                            $   891,000            $1,005,000
                                            ===========            ==========

Note 4 - Marketable securities

Effective November 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 has been adopted on a prospective basis and the financial statements of prior years have not been restated. The cumulative effect as of November 1, 1994 of adopting SFAS No. 115 is immaterial.

Under SFAS No. 115, management is required to determine the appropriate classification of its securities at the time of purchase and reevaluate such designation as of each balance sheet. Held-to-maturity securities are reported at amortized cost. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net reported in a separate component of shareholders' equity until disposition. Realized gains and losses and declines in value judged to be other than temporary are included in interest income.

Marketable securities include the following held-to-maturity and available-for sale securities as of July 31, 1995:

Held-to-maturity securities                $3,397,000
Available-for-sale                            739,000
                                           ----------
                                           $4,136,000
                                           ==========

Gross unrealized losses were not material to the financial statements taken as a whole as of July 31, 1995.

Note 5 - Other

On July 17, 1995, Herbert B. Baskin, currently the President, Chief Executive Officer and Chairman of the Board of Directors of the Company sold an aggregate of 1,400,000 shares of Common Stock of the Company (the "Shares") to Gerard M. Jacobs, T. Benjamin Jennings, Donald F. Moorehead and Blue Bird Partners (Louis Paolino, General Partner) (the "Purchasers") at a purchase price of $2.00 per share, for a total purchase price of $2,800,000 pursuant to a Common Stock Purchase Agreement between Mr. Baskin and the Purchasers dated July 7, 1995. The allocation of the Shares was as follows: Gerard M. Jacobs, 450,000 Shares, T. Benjamin Jennings, 450,000 Shares, Donald F. Moorehead, 250,000 Shares and Blue Bird Partners, 250,000 Shares. Following the purchase of the Shares, the Purchasers held an aggregate of approximately 27.4% of the outstanding Common Stock of the Company. On July 24, 1995, Gerard M. Jacobs, T. Benjamin Jennings and Blue Bird Partners (the "Group") delivered a written request to the Company to hold a Special Meeting of Stockholders on August 30, 1995 in order to propose the removal of four out of the five then current directors and to elect four replacement directors chosen by the Group. As required by the Company's Bylaws, the Company has called the Special Meeting for such date and purpose. At the completion of a Board meeting held on July 27, 1995, two members of the Board,
J. Thomas Bentley and Luther J. Nussbaum resigned from their positions as directors. The Group has proposed that the stockholders vote in favor of the removal of the following directors elected at the Company's 1995 Annual Meeting of Stockholders held on March 27, 1995: Herbert B. Baskin and Victor D. Poor (the "Specified Directors"). The Group is not seeking the removal of current director Eugene T. Sanders. Additionally, the Group has proposed that at the Special Meeting, stockholders elect the Group's four nominees to fill the vacancies left by the removal of the Specified Directors and the prior resignations of Messrs. Bentley and Nussbaum.

The Company has been advised by the Group that if the Replacement Nominees are elected as directors of the Company, the Replacement Nominees intend to cause the Company to actively pursue acquisitions and mergers in unrelated fields, including, but not limited to scrap metal recycling and/or telecommunications. The Group has also advised the Company that the Replacement Nominees have not developed any plans with regard to the Company's current business, although they would attempt to improve its marketing activities. The Company has been further advised by the Group that the Replacement Nominees also intend to seek to have the full board of directors review the Company's dividend policy in order to consider whether or not the dividend thereof should remain the same or be reduced or eliminated.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $2,060,000 and $7,354,000 during the third quarter and first nine months of fiscal 1995, compared to $3,028,000 and $9,165,000 for the same periods one year ago. The significant decrease in net sales was attributed to: lower average sales prices for the Company's color thermal printers (the Spectra*Star 240 and 280) resulting from promotions associated with their recent introduction; the overall trend of significantly lower color thermal and di-sublimation pricing industry wide; and lower units shipments of the Company's color printer and electronic presentation products due to competitive product pressures and less dealer activity. The Company's operations continued its decline, consistent with the trend of the last few years. Management believes that the Company's current operations could continue to decline further without additional marketing activities and new product offerings.

Gross profit was 28.5% and 34.8% of net sales for the third quarter and first nine months of fiscal 1995, compared to 35.6% and 37.0% for the same periods one year ago. The decrease in gross profit was due to several factors, which include: lower average sales prices for the Company's color thermal printers (the Spectra*Star 240 and 280) resulting from promotions associated with their recent introduction; the overall trend of significantly lower color thermal and di-sublimation pricing industry wide; the continued shift in the Company's product mix to lower margin products; higher product costs resulting from sourcing certain material components denominated in foreign currencies that strengthened as compared to the U.S. dollar; and lower overall sales to absorb manufacturing overhead. In addition, the Company recorded reserves totaling approximately $41,000 for slow-moving and/or obsolete inventory. Increased competitive pressures are expected to further reduce prices of the Company's products, which could have an adverse impact on gross margins and operating results.

Marketing and sales expenses were $488,000 and $1,656,000 (23.7% and 22.5% of the net sales, respectively) for the third quarter and first nine months of fiscal 1995, compared to $783,000 and $2,334,000 (25.9% and 25.5% of the net
sales, respectively) for the same periods one year ago. The decreases in expenditures were the result of planned reductions in payroll and related expenditures, travel and entertainment costs and other related marketing expenditures.

Research and development costs (before taking into effect the net capitalization of software development costs) were $241,000 and $742,000 (11.7% and 10.1% of the net sales, respectively) for the third quarter and first nine months of fiscal 1995, compared to $347,000 and $997,000 (11.5% and 10.9% of the net
sales, respectively) for the same periods one year ago. The decreased expenditures were the result of planned reductions in payroll and related costs as a result of project completions and cost containment efforts.

General and administrative expenditures were $257,000 and $706,000 (12.5% and 9.6% of the net sales, respectively) for the third quarter and first nine months of fiscal 1995, compared to $384,000 and $835,000 (12.7% and 9.1% of the net sales, respectively) for the same periods one year ago. The decreased expenditures were primarily due to cost containment efforts. Also, during the third quarter of 1994, the Company recorded a one-time charge of $107,000 for costs associated with the consolidation of its office and manufacturing facilities,

As a result of the above-mentioned factors, the losses from operations were $512,000 and $695,000 for the third quarter and first nine months of fiscal 1995, compared to the losses from operations of $437,000 and $785,000 for the same periods one year ago.

Interest income was $89,000 and $239,000 for the third quarter and first nine months of fiscal 1995, compared to $103,000 and $238,000 for the same periods one year ago. During the third quarter of 1995, the Company reversed a portion of its reserve ($35,000) associated with the decline in value of certain marketable securities, a portion of such instruments having been sold during the quarter. Also, during the third quarter of 1994, the Company received $38,000 associated with a state tax refund.

As a result of the above mentioned factors, the losses before income taxes were $423,000 and $456,000 for the third quarter and first nine months of fiscal 1995, compared to the losses before income taxes of $334,000 and $547,000 for the same periods one year ago.

The benefits from income taxes were $168,000 and $204,000 for the third quarter and first nine months of fiscal 1995, compared to the benefits from income taxes of $204,000 and $354,000 for the same periods one year ago. The effective benefit rates for the third quarter and first nine months of fiscal 1995 were higher than the normal statutory rates due to both tax-free interest income and the availability of research and development credits.

The net losses for the third quarter and first nine months of fiscal 1995 were $255,000 ($.05 per share) and $252,000 ($.05 per share) respectively, compared to the net losses of $130,000 ($.03 per share) and $193,000 ($.04 per share) for the same periods one year ago.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash is the collection of accounts receivable arising from the sale of its products. At July 31, 1995, the Company had cash, cash equivalents and marketable securities of $5,716,000 compared to $5,491,000 at October 31, 1994. During the third quarter of fiscal 1995, the Company paid a quarterly cash dividend totaling $307,000 ($ 0.06 per share). At July 31, 1995, accounts receivable were $1,813,000 compared to $2,864,000 at October 31, 1994. The decrease in accounts receivable was the result of the net collections exceeding newly generated receivables (which resulted from decreased sales).

On July 17, 1995, Herbert B. Baskin, currently the President, Chief Executive Officer and Chairman of the Board of Directors of the Company sold an aggregate of 1,400,000 shares of Common Stock of the Company (the "Shares") to Gerard M. Jacobs, T. Benjamin Jennings, Donald F. Moorehead and Blue Bird Partners (Louis Paolino, General Partner) (the "Purchasers") at a purchase price of $2.00 per share, for a total purchase price of $2,800,000 pursuant to a Common Stock Purchase Agreement between Mr. Baskin and the Purchasers dated July 7, 1995. The allocation of the Shares was as follows: Gerard M. Jacobs, 450,000 Shares, T. Benjamin Jennings, 450,000 Shares, Donald F. Moorehead, 250,000 Shares and Blue Bird Partners, 250,000 Shares. Following the purchase of the Shares, the Purchasers held an aggregate of approximately 27.4% of the outstanding Common Stock of the Company. On July 24, 1995, Gerard M. Jacobs, T. Benjamin Jennings and Blue Bird Partners (the "Group") delivered a written request to the Company to hold a Special Meeting of Stockholders on August 30, 1995 in order to propose the removal of four out of the five then current directors and to elect four replacement directors chosen by the Group. As required by the Company's Bylaws, the Company has called the Special Meeting for such date and purpose. After a Board meeting held on July 27, 1995, two members of the Board, J. Thomas Bentley and Luther J. Nussbaum resigned from their positions as directors. The Group has proposed that the stockholders vote in favor of the removal of the following directors elected at the Company's 1995 Annual Meeting of Stockholders held on March 27, 1995: Herbert B. Baskin and Victor D. Poor (the "Specified Directors"). The Group is not seeking the removal of current director Eugene T. Sanders. Additionally, the Group has proposed that at the Special Meeting, stockholders elect the Group's four nominees to fill the vacancies left by the removal of the Specified Directors and the prior resignations of Messrs. Bentley and Nussbaum.

The Company has been advised by the Group that if the Replacement Nominees are elected as directors of the Company, the Replacement Nominees intend to cause the Company to actively pursue acquisitions and mergers in unrelated fields, including, but not limited to scrap metal recycling and/or telecommunications. The Group has also advised the Company that the Replacement Nominees have not developed any plans with regard to the Company's current business, although they would attempt to improve its marketing activities. The Company has been further advised by the Group that the Replacement Nominees also intend to seek to have the full board of directors review the Company's dividend policy in order to consider whether or not the dividend should remain the same or be reduced or eliminated. It is expected that after the Special Meeting, the Board of Directors will review the dividend policy for the third quarter.

As described above, the Replacement Nominees have stated that they intend to pursue additional business strategies if they are elected at the Special Meeting of Shareholders scheduled for August 30, 1995. Depending on the nature and size of potential acquisitions, mergers and other transactions, if any, the Company's cash flows from operating and investing activities, together with its cash, cash equivalents and marketable securities may not be sufficient in the future. The Company may have to supplement these sources of liquidity with additional sources of funds such as borrowings, stock offerings, etc. To date, the Company has not attempted to arrange any such additional sources of funds.

The Company has a $2,000,000 unsecured documentary letter of credit line ("Letter of Credit") specifically intended to facilitate the purchase of components through Letters of Credit. Under the terms of this arrangement, the Company may utilize credit for up to three days for each purchase that utilizes the Letter of Credit facility. This Letter of Credit is subject to issuance and negotiation fees of 0.25% and expires March 31, 1996. As of July 31, 1995, the Company had $61,000 due under its Letter of Credit facility, such amount having been paid in early August 1995. Also, the Company has approximately $156,000 of purchase commitments outstanding through this credit facility as of July 31, 1995.

During the first nine months of fiscal 1995, additions to property and equipment were $27,000 compared to $70,000 for the same period one year earlier.

OTHER

The Company currently designs, manufactures and markets a range of presentation hardware and software products for the business and government marketplaces that include: color printers and supplies, electronic video presentation products, and software products used for preparing and giving presentations.

From its inception, the Company has maintained a continuous program of enhancing existing products and introducing new products that have extended its various product lines. The Company believes that the future success of its current business (see also the discussion under the caption titled "LIQUIDITY AND CAPITAL RESOURCES" regarding potential new business areas) will depend on its ability to continue to enhance its existing products and/or to develop new products which meet specific market needs in a cost-effective manner. There can be no assurance, however, that the Company's products will not be rendered obsolete by changing technology. Additionally, the introduction of new or enhanced products by its competitors could adversely affect the company's sales of existing products. In addition, lack of commercial acceptance of enhanced or new products introduced by the Company could adversely affect the Company's results of operations.

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

PART II  OTHER INFORMATION

Item 5.  Other items.

On July 17, 1995, Herbert B. Baskin, currently the President, Chief Executive Officer and Chairman of the Board of Directors of the Company sold an aggregate of 1,400,000 shares of Common Stock of the Company (the "Shares") to Gerard M. Jacobs, T. Benjamin Jennings, Donald F. Moorehead and Blue Bird Partners (Louis Paolino, General Partner) (the "Purchasers") at a purchase price of $2.00 per share, for a total purchase price of $2,800,000 pursuant to a Common Stock Purchase Agreement between Mr. Baskin and the Purchasers dated July 7, 1995. The allocation of the Shares was as follows: Gerard M. Jacobs, 450,000 Shares, T. Benjamin Jennings, 450,000 Shares, Donald F. Moorehead, 250,000 Shares and Blue Bird Partners, 250,000 Shares. Following the purchase of the Shares, the Purchasers held an aggregate of approximately 27.4% of the outstanding Common Stock of the Company. On July 24, 1995, Gerard M. Jacobs, T. Benjamin Jennings and Blue Bird Partners (the "Group) delivered a written request to the Company to hold a Special Meeting of Stockholders on August 30, 1995 in order to propose the removal of four out of the five then current directors and to elect four replacement directors chosen by the Group. As required by the Company's Bylaws, the Company has called the Special Meeting for such date and purpose. After a Board meeting held on July 27, 1995, two members of the Board, J. Thomas Bentley and Luther J. Nussbaum resigned from their positions as directors. The Group has proposed that the stockholders vote in favor of the removal of the following directors elected at the Company's 1995 Annual Meeting of Stockholders held on March 27, 1995: Herbert B. Baskin and Victor D. Poor (the "Specified Directors"). The Group is not seeking the removal of current director Eugene T. Sanders. Additionally, the Group has proposed that at the Special Meeting, stockholders elect the Group's four nominees to fill the vacancies left by the removal of the Specified Directors and the prior resignations of Messrs. Bentley and Nussbaum.

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits - None.

(b) Reports on Form 8-K. The Company filed a Form 8-K Current Report on July 26, 1995, reporting under Item 5, Other Events, the July 17, 1995 sale of 1,400,000 shares of common stock of the Company by Herbert B. Baskin to Gerard M. Jacobs,
T. Benjamin Jennings, Donald F. Moorehead and Blue Bird Partners and describing the agreement, along with reference to the copy of the Agreement attached as an exhibit to the Form 8-K.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENERAL PARAMETRICS CORPORATION


Dated:  August 28, 1995            By /s/  William A. Spazante
                                      ------------------------
                                      William A. Spazante
                                      Vice President, Finance and Chief
                                        Financial Officer
                                      (Principal Financial and Accounting
                                        Officer)

                                 EXHIBIT INDEX



Exhibit

  27  -  Financial Data Schedule for General Parametics