Form 10-K405
period 1995-10-31
GENERAL PARAMETRICS CORP /DE/
filed 1996-01-26
CIK 795665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      (Mark One)
  /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended October 31, 1995 or

  / / Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                           COMMISSION FILE NO. 0-14836

                         GENERAL PARAMETRICS CORPORATION
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                           94-2835068
  (State or other jurisdiction                             (I.R.S. Employer
  of incorporation or organization)                      Identification Number)

    1250 NINTH STREET, BERKELEY, CA                               94710
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (510) 524-3950

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                    Name of each exchange
             Title of each class                     on which registered
             -------------------                    ---------------------
                    none                                    none

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X         No
                                 _____      _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market for the Registrant's voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on January 2, 1996 as reported on the NASDAQ National Market System, was approximately $12,973,000 Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 2, 1996, Registrant had 5,268,204 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant's Annual Meeting of Stockholders to be held January 31, 1996 are incorporated by reference to Part III of this Form 10-K report.

PART I
ITEM 1.  BUSINESS

General Parametrics Corporation (herein "General Parametrics", "GPC" or the "Company") was founded in 1981 and re-incorporated in Delaware in June 1986. GPC designs, manufactures and markets color thermal and dye sublimation printers and related consumables, including ribbons, transparencies and paper. The Company's products are designed for people in business, government and education who use color output as a normal part of their activities.

On December 4, 1995, the Company announced that it had entered into an agreement to acquire all of the stock of EMCO Recycling Corp. ("EMCO"). The agreement proposes that EMCO will become a wholly-owned subsidiary of GPC, and the EMCO shareholders will collectively receive a total of 3,500,000 shares of common stock of GPC, plus warrants to purchase 600,000 shares of GPC at $4.00 per share, plus warrants to purchase 400,000 shares of GPC at $6.00 per share, plus $1,150,000 in cash. The agreement is conditioned upon completion of the Company's "due diligence" review of EMCO, including an environmental assessment of EMCO's properties and the purchase by the Company of certain assets of Ellis Metals, Inc. The Company hopes to close the transaction as soon after the Annual Meeting as is practicable.

In October 1995, the Company elected to discontinue a portion of its electronic presentation products, including VideoShow, VideoShow PRESENTER and related products and recorded Restructuring Costs of $1,437,000. Also in October 1995, the Company recorded a $716,000 special charge in Cost of Sales for the repositioning of its color printer products. The charges are comprised of: writedowns of discontinued ($530,000) and slow-moving ($395,000) inventory, write-offs of Capitalized Software Development Costs for discontinued products ($524,000) and color printers ($321,000), write-off of fixed assets ($203,000) associated with the manufacturing of discontinued products and a reserve of $180,000 for lease costs related to excess facilities to be vacated and sub-leased. All of the Restructuring Costs and Other Special Charges except for the reserve for excess leased facilities (which the Company estimates will be used over the next two years) are non cash charges. Also refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

INDUSTRY OVERVIEW

The management and communication of information is integral to all organizations. Organizations frequently use a variety of charts, graphs, diagrams, photographs, drawings and other images to present important information in management meetings, board meetings, sales presentations, training seminars, etc. In recent years, computer hardware and software graphics products have been introduced to address the presentation graphics market. Personal computer based systems simplify and automate the creation and modification of charts, graphs and drawings, and allow for the inclusion of photographic images. During the past few years, an increasing market has developed for presentation graphics software packages which produce presentation images for personal computers. The user can then output such images to a color printer for color overhead transparencies, color hardcopy printout or other similar output applications. Alternatively, the user can incorporate these images in an electronic video presentation using a personal or notebook computer or an electronic video presentation system.

PRODUCTS

The Company offers two color thermal printers and one dye sublimation color printer solution for creating professional quality business graphics and presentations. The Spectra*Star 240 and Spectra*Star 280 both produce high quality prints and overhead transparencies at low cost. Both feature 600 by 300 dots-per-inch (dpi) resolution and printing speeds up to two pages per minute. They feature plain paper printing using a proprietary ribbon technology. They are network compatible and offer switching among serial, parallel and AppleTalk ports.

The Spectra*Star 280 contains a 33 MHz Intel RISC processor and provides capabilities such as 52 professional fonts, Level 2 PostScript and HPGL capability, 10 megabytes of RAM memory (with the ability to expand to 32 megabytes) and color matching. The Spectra*Star 240 contains a 25 MHz Intel RISC processor, comes with 6 megabytes of RAM memory (expandable to 24 megabytes) and provides capabilities such as 52 professional fonts, Level 2 PostScript and HPGL capabilities and color matching. The Spectra*Star DSx is the Company's full bleed, 600 dpi dye sublimation color printer. The Spectra*Star DSx provides photo-realistic quality output and offers continuous tone four color prints at 600 by 300 dpi with edge-to-edge printing on both letter size and international page formats. The DSx contains a 33 MHz Intel RISC processor and provides capabilities such as 52 professional fonts, Level 2 Postscript capability, 16 megabytes of RAM memory (with the ability to expand to 96 megabytes) and color matching.

The Spectra*Star 240, 280 and DSx color printers come with two Pockettes an innovative modular expansion system. Pockettes accepts plug-in cartridges that expand the printer's capabilities. The Ethernet Local Area Network Cartridge supports the eight most popular Ethernet protocols and allows the user to operate the color printer as a Local Area Network server. The Company also offers a 120 megabyte Hard Disk Cartridge which supports print spooling and extended font storage.

The Company supplies color printer consumables such as ribbons, paper, transparencies, sleeves, and fabric transfer materials for its Spectra*Star color printers. Some of these consumables are also fully compatible with Tektronix Phaser II color printers.

TECHNOLOGY

The Company manufactures its Spectra*Star color printers using either a thermal wax transfer or dye sublimation printing engine, both types of engines are acquired from a third party supplier. The Spectra*Star series of printers is designed to cover a wide price/performance range and supports the most popular software standard, Level 2 Postscript. Current models are equipped with serial and parallel ports as well as an Apple Talk interface. The Company designed and manufactures its own controller which is based on a high performance RISC processor. The Company's controller architecture also allows it to support two PockettesTM which can allow optional Ethernet and Hard Disk cartridges. These features provide for expanded capabilities which help distinguish Spectra*Star from other printers in this class.

GPC licenses a PostScript interpreter which was developed by a third party and for which the Company pays a royalty for each unit shipped.

MARKETING AND SALES

The Company uses a variety of marketing techniques to increase the visibility of its products, including print advertising, participation in trade shows, direct mail, catalogues, press releases and other public relations programs. The Company also conducts seminars in cooperation with dealers to help prospective end users learn about its products. The Company advertises in trade publications, catalogues, business magazines and vertical market magazines such as those in training and government. These advertisements are oriented toward managers and executives in the private and public sectors who use color business graphics and make presentations as a normal part of their responsibilities, including trainers and management consultants and staffs of audio/visual departments in large companies.

The Company sells its products primarily through independent distributors and dealers, both in the United States and internationally. Currently, the Company's domestic dealer network consists of audio visual dealers, presentation products dealers, computer dealers, LCD panel dealers and office equipment dealers. The Company's domestic distribution channel consisted of approximately 100 dealers as of October 31, 1995. The Company supports its dealer network with in-house and regional sales personnel.

The Company currently sells its products internationally through approximately 40 distributors and dealers to customers in Western Europe, Canada, Australia and the Far East. Total export sales (principally to Europe) were $2,911,000, $2,547,000 and $2,885,000, in fiscal 1995, 1994 and 1993, respectively. Because the majority of the Company's export sales were primarily billed and payable in United States dollars, they were not directly subject to fluctuating currency exchange rates. The Company currently has a European field office in England.

In fiscal 1995, 1994, and 1993, the top 10 dealers (domestic and international) accounted for approximately 33%, 32% and 41%, respectively, of the Company's sales. During fiscal 1995 and fiscal 1994, there were no single customers with sales greater than 10%. During fiscal 1993, approximately 11% of the Company's net sales were to a single customer, Lanier Worldwide, Inc. (Lanier). Lanier purchased Spectra*Star and several of the company's discontinued products for re-sale to its customers either under the General Parametrics label or under its own private label. The Company currently engages in no material business with Lanier.

The Company manufactures its products on the basis of expected near-term demand. The Company typically ships products shortly after receipt of orders and orders may vary widely on a daily and monthly basis. Accordingly, the Company does not believe that backlog is a meaningful indicator of future business.

COMPETITION

The Company faces competition in its color thermal, dye sublimation and color printer supplies businesses. In recent years, the market for color printers has grown substantially. The low-end of the market is dominated by low cost ink-jet technology printers sold primarily to business users and consumers. The market for high-end color printers has historically been business presentation users, government presentation users, graphic arts, and engineering and scientific applications. Many of these customers have purchased color printers which provide high quality color images, faster printed speed and low cost per printed page. The Company has positioned itself to compete in the color marketplace with its Spectra*Star series of printers. The thermal series competes with several other brands of color thermal printers, some of which are Tektronix, Seiko and Fargo. In recent years, products based on three additional high-end color printing technologies have been introduced: solid-ink (also called "phase change" or "crayon"), dye sublimation and color laser. Some of the competitive brands for the Company's Spectra*Star DSx dye sublimation printer are Tektronix, Kodak, 3M, Seiko and Super Mac. The Company currently does not offer an ink-jet, solid ink or color laser printer. The Company is exploring additional printer technologies to add to its existing product offerings.

RESEARCH AND DEVELOPMENT

During fiscal 1995, 1994 and 1993 research and development expenses were $1,044,000, $1,371,000 and $1,478,000, respectively. In fiscal 1995, 1994 and
1993 the Company capitalized $424,000, $784,000 and $787,000, respectively, of development costs under the provisions of Statement of Financial Accounting Standards No. 86 (see Note 2 of Notes to Consolidated Financial Statements). A substantial portion of research and development for the Company's products had been performed by the Company.

As part of its restructuring as described in "BUSINESS" above, the Company has discontinued certain products that were research and development intensive. Historically from its inception, the Company had maintained a continuous program of enhancing existing products and introducing new products that have extended its various product lines. Recently, the Company has significantly reduced its research and development expenditures to attempt to align such costs with overall expected revenues. With the restructuring as described above, the Company intends to identify and potentially source completed color printer products on an OEM basis, thereby reducing the need for significant research and development. Further, the Company intends to supplement necessary research and development with the use of outside consultants and additional staff as required. The Company believes that its future success will depend on its ability to continue to enhance its existing products and to identify and successfully develop new products which satisfactorily meet specific market needs in a cost-effective manner. There can be no assurance, however, that the Company's product development efforts or product identification efforts will result in commercially successful products or that the Company's products will not be rendered obsolete by changing technology. Additionally, the introduction of certain enhanced or new products could adversely affect sales of existing products. Lack of commercial acceptance of enhanced or new products introduced by the Company could adversely affect the Company's results of operations.

MANUFACTURING

The Company has a manufacturing plant in Berkeley, California at which it performs the assembly, testing and inspection of its products. As part of its restructuring described in "BUSINESS" above, the Company recorded a charge of $180,000 to reflect excess capacity at its Berkeley facility, which it intends to vacate and sublease.

The Company principally uses standard components from multiple vendors. However, in many of its products, certain components are purchased from sole-source suppliers. The Company also purchases certain printer consumables from sole-sources. There is no guarantee that the supply of sole-source components and consumables from these suppliers, along with any new, improved and lower cost components will continue to be made available to the Company. The Company attempts to reduce the risk of interruption in supply of components by maintaining adequate inventory. Loss or interruption of the supply of components from sole-source suppliers would require additional management and engineering efforts to develop and qualify alternate sources, and any such loss could result in delays in product shipments, which could adversely affect the Company's results of operations.

PATENTS AND PROPRIETARY RIGHTS

The Company relies primarily upon trade secret laws and non-disclosure agreements to establish its proprietary interest in its products and to maintain the confidentiality of its technology. In addition the Company has registered trademarks on many of its product names and holds several copyrights. While the Company believes that such protection is of value, the Company continues to rely principally upon technological expertise and marketing skills to identify, develop and market competitive products, rather than upon patent protection or trade secret laws.

Due to the extensive patent coverage in the electronics industry, it is possible that certain elements of the Company's products may infringe existing or future patents. The Company is not aware of any such infringement with respect to any of the products that it currently manufactures and believes that, based on industry practice, any necessary licenses under patents could be obtained on conditions not materially adverse to the Company. However, should it be necessary to license a patent in the future, no assurance can be given that licenses would be offered by patent holders in such situations or that terms of such licenses would be acceptable to the Company. Should it be necessary in the future to obtain a license on a key patent and such license is not then available, the Company could incur substantial liabilities and may need to suspend the manufacture of those products utilizing the patented product or process, which in turn could have a material adverse effect on the Company's results of operations.

EMPLOYEES

As of October 31, 1995, the Company had 41 full-time employees, of whom 11 were in administration, 4 in research and development, 13 in manufacturing and 13 in sales, marketing and product support. As noted in "Research and Development" above, the Company had significantly reduced its research and development expenditures to attempt to align such costs with expected revenues. With the restructuring as described above, the Company intends to identify and potentially source completed color printer products on an OEM basis, thereby reducing the need for significant research and development. Further, the Company intends to supplement necessary research and development with the use of outside consultants as needed. The Company's future success will depend, in part, on its ability to continue to attract and retain highly qualified and motivated technical, marketing and management personnel, who are in great demand. The Company has no key life insurance policies or employment contracts with any of such personnel. The Company has never had a work stoppage and no employees are represented by a labor union.

ITEM 2.  PROPERTIES

During the third quarter of fiscal 1994, the Company exercised its option to terminate its lease for its plant and office space that was due to expire July 1999. Simultaneous with the termination, the Company signed a three year lease covering approximately 28,000 square feet in the same facility, that expires November 4, 1997. The Company has an option to extend the lease for an additional thirty-six months. As part of its restructuring described in "BUSINESS" above, the Company recorded a charge of $180,000 to reflect excess capacity at the Berkeley facility, which it intends to vacate and sublease. Management believes that the current facility has been developed to be highly suitable to the Company's mix of manufacturing, office and storage requirements, however that it is excessive in light of its restructuring described above.

Minimum lease payments for each of the next two fiscal years (through termination of the lease) are $184,000 per year. There are no future minimum lease payments for any periods thereafter. Net rental expenses under operating leases were $193,000, $294,000 and $300,000 for fiscal 1995, 1994 and 1993, respectively. In addition, the Company leases space for its Printer Development Center in Incline Village, Nevada, however, subsequent to year end, the Company exercised its option to terminate the lease.

ITEM 3.  LEGAL PROCEEDINGS
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages as of December 12, 1995 are as follows:

Name                      Age     Present Position                                   Officer Since
--------------------------------------------------------------------------------------------------
Gerard M. Jacobs          40      Co-President, Co-Chief Executive
                                  Officer and Co-Chairman of the Board               1995

T. Benjamin Jennings      31      Co-President, Co-Chief Executive
                                  Officer and Co-Chairman of the Board               1995

F. Xavier Hermosillo      45      Director and Corporate Secretary                   1995

William A. Spazante       36      Vice President, Finance and                        1990
                                  Chief Financial Officer

Daniel B. Burgess         31      Executive Vice President and Division
                                  President                                          1995

Michael  R. Callahan      37      Vice President, Domestic Sales                     1995

James C. Cogan            56      Senior Vice President, Operations                  1984

The Company's Chief Executive Officer, Chief Financial Officer and Secretary are appointed by the Board of Directors and serve at the discretion of the Board. All other officers are appointed by the Chief Executive Officer and serve at his discretion.

Gerard M. Jacobs has served as the Company's Co-President, Co-Chief Executive Officer and Co-Chairman of the Board of Directors since August 30, 1995. Mr. Jacobs has been the owner and President of Environmental Waste Funding Corporation, a company specializing in landfill development and finance, since June 1991. From 1988 to June 1991, Mr. Jacobs was a sole proprietor engaged in landfill development and finance. Since September 1994, Mr. Jacobs has served as a director of Crown Casino Corporation, a publicly traded gaming company. Mr. Jacobs is also a director and a 33% stockholder of Caspar & Associates, Inc., an engineering firm specializing in fiber optic communications. From 1983 to 1988, Mr. Jacobs developed resource recovery, landfill and hydroelectric projects for the investment banking firm of Russell, Rea & Zappala, Inc., Pittsburgh, Pennsylvania. Mr. Jacobs is a graduate of Harvard University, where he was elected to Phi Beta Kappa. Mr. Jacobs holds a law degree from the University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar. Mr. Jacobs is a member of the Pennsylvania Bar.

T. Benjamin Jennings has served as the Company's Co-President, Co- Chief Executive Officer and Co-Chairman of the Board of Directors since August 30, 1995. Mr. Jennings has been a Director of First Southwest Company, a private investment banking firm based in Dallas, Texas from April 1993 to November, 1995. From March 1990 until April 1993, Mr. Jennings was a Vice President of Kidder Peabody & Co. Inc. In his past capacity, Mr. Jennings concentrated on mergers, acquisitions, private debt and equity placements, and various types of public security transactions. Mr. Jennings is currently Co-chairman of the Inner-City Games, Chicago, a national charity benefiting inner-city children. Mr. Jennings is an honors graduate of Rice University.

Xavier Hermosillo has served as a member of the Board of Directors and as Corporate Secretary since August 30, 1995. Mr. Hermosillo has been a principal of Xavier Hermosillo & Associates, a crisis public relations, marketing and government affairs firm since 1984. Since October 1993, Mr. Hermosillo has also served as a radio talk show host for Capital Cities/ABC West Coast Flagship Radio station KABC-AM, and began hosting a nightly talk show on 50,000 watt 710-TALK-KMPC in Los Angeles when it was acquired by Capitol Cities/ABC in May 1994. Mr. Hermosillo has also been a television news commentator on KCOP-13 REAL NEWS (United Paramount Network) since May 1993. He is the first and only Latino radio talk show host and television commentator in Los Angeles. He is the founding chairman of N.E.W.S. For America, a coalition of 250 Latino organizations in Los Angeles. Mr. Hermosillo is a member of the Executive Committee of the California Republican Party in his role as the state Chairman of the Republican National Hispanic Assembly. He has been a delegate to the 1984, 1988 and 1992 Republican National Conventions, served as Co-chairman of the 1992 Latino Bush Campaign and as Director of International Media at the 1992 GOP National Convention in Houston.

William A. Spazante has served as the Company's Chief Financial Officer since November 1992 and has also served as Vice President, Finance since March 1995. From April 1989 through November 1992, Mr. Spazante served in a variety of financial capacities, most recently Treasurer and Chief Accounting Officer. From July 1986 to April 1989, Mr. Spazante served as a manager and accountant with Ernst & Young in San Francisco. From July 1981 through July 1986, Mr. Spazante served as an accountant with Arthur Andersen & Co.

Daniel B. Burgess has served as the Company's Executive Vice President of Sales and Marketing since September, 1995 and was named Division President in November 1995. From January 1995 until September 1995, Mr. Burgess served as Global Account Executive at AT&T GIS, the information technology and computer division of AT&T. From June 1992 to December 1994, Mr. Burgess served as a Marketing Manager for AT&T in the Worldwide Alliance Marketing organization responsible for building the System Integration channel and indirect channel strategies. Prior to 1992, he served in various sales management capacities for NCR Corporation in both the direct and indirect sales channels. Mr. Burgess has a B.S. in Mechanical Engineering from Rice University and a Masters in Business Administration from Southern Methodist University.

 Michael R. Callahan has served as the Company's Vice President, Domestic Sales since November 1995 and as Vice President, Sales and Marketing, Multimedia prior thereto. Mr. Callahan has served in several sales and marketing capacities with the Company. From 1983 to 1986, Mr. Callahan was Director, Sales and Marketing for Classic Technology Corporation in San Jose, CA, a manufacturer of multiuser computer systems.

James C. Cogan has served as the Company's Vice President, Operations since December, 1984, and as Senior Vice President, Operations since March 1987. From August 1983 to December 1984, Mr. Cogan served as the Vice President, Operations, of Wicat Systems, Inc., a manufacturer of central processing units for microcomputers. From February 1978 to August 1983, Mr. Cogan served as the Vice President and General Manager of the Small Systems Division at Datapoint Corporation.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

General Parametrics Corporation Common Stock, par value $.01, has been traded on the NASDAQ National Market System under the symbol GPAR since July 30, 1986. The following table sets forth the high and low closing prices for the Company's Common Stock for the periods indicated, as reported by the NASDAQ National Market System.

                   FISCAL 1995      LOW       HIGH
                   -----------      ---       ----
                   4th Quarter      $1.75    $3.63
                   3rd Quarter       1.44     2.13
                   2nd Quarter       1.50     2.00
                   1st Quarter       1.25     1.88

                   FISCAL 1994      LOW       HIGH
                   -----------      ---       ----
                   4th Quarter      $1.63    $2.13
                   3rd Quarter       1.88     2.63
                   2nd Quarter       2.25     2.75
                   1st Quarter       2.25     2.88

The number of registered stockholders of record of the Company's Common Stock as of December 15, 1995 was 313. On December 15, 1995, the closing price per share of the Company's common stock as reported on the NASDAQ National Market System was $3.75. During fiscal 1995, the Company declared and paid three quarterly dividends totaling $920,000 ($.06 per share each quarter). On August 31, 1995, the Company announced that its new Board of Directors decided to discontinue the Company's payment of dividends. During 1994, the Company declared and paid four quarterly dividends each fiscal year ($.06 per share each quarter) totaling $1,220,000. The Company presently has no intention to pay dividends in the foreseeable future and intends to utilize its cash and investments for the intended new direction of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                                                               Year Ended October 31,
                                                               ----------------------
                                                   1995           1994        1993       1992       1991
                                                  ------         ------      ------     ------     ------
                                                    (in thousands, except per share and employee data)
STATEMENT OF OPERATIONS DATA:
Net sales                                      $  9,511       $ 12,338    $ 14,336    $16,667   $ 13,934
Gross profit                                      2,483          4,614       5,814      7,633      6,233
Restructuring costs                               1,437           --          --         --         --
Total operating expenses                          5,732          5,443       6,300      7,062      7,239
Income (loss) from operations                    (3,249)(2)       (829)       (486)       571     (1,006)
Interest income                                     312            229         310        968      1,370
Net income (loss)                                (2,437)(2)       (212)        108      1,046        283
Net income (loss) per share(1)                 $   (.48)      $   (.04)   $    .02    $   .14   $    .04
Weighted average shares used in
    computing earnings per share                  5,125          5,098       5,095      7,336      7,944
BALANCE SHEET DATA:
Working capital(1)                             $  9,140       $  8,130    $  7,983    $11,343   $ 24,386
Total assets(1)                                  10,130         13,486      15,304     16,665     28,101
Stockholders'equity(1)                            9,313         12,395      13,759     14,506     25,976
Cash dividends declared per
  common share                                 $    .18       $    .24    $    .24    $   .24        .24
Number of employees                                  41             62          71         82         81

 (1) Effective August 5, 1992, the Company completed its repurchase of 3,100,000 shares of its common stock for $10,947,000.

 (2) During the fourth quarter of fiscal 1995, the Company recorded a pre-tax charge to earnings totaling $2,153,000. The charges were for restructuring costs of $1,437,000, and other charges totaling $716,000 to cost of sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated the percentage which selected items in the Consolidated Statement of Operations bear to net sales and the percentage change of such items as compared to the prior indicated period.

                                  Percentage of Net Sales     Increase (Decrease)
                                  Year Ended October 31,        Over Prior Year
                                                               FY95   vs   FY94 vs
                                  1995     1994    1993        FY 94       FY 93
                                  -----------------------     --------------------
Net sales                          100.0%   100.0%  100.0%      (23)%      (14)%
Cost of sales                       73.9     62.6    59.4       ( 9)       ( 9)
Gross profit                        26.1     37.4    40.6       (46)       (21)
Operating expenses:
Marketing and sales                 22.0     24.0    27.3       (29)       (24)
Research and development            11.0     11.1    10.3       (24)       ( 7)
General and administrative          12.2      9.0     6.4          5        21
Restructuring charges               15.1       -       -          -          -
Total operating expenses            60.3     44.1    44.0          5       (14)
Loss  from operations             ( 34.2)    (6.7)   (3.4)      (292)      (71)
Interest income                      3.3      2.2     2.2         36       (26)
Loss  before income taxes         ( 30.9)    (4.8)   (1.2)      (390)      (241)
Net income (loss)                 ( 25.6)%   (1.7)%    .1%    (1,050)%     (296)%

FISCAL 1995 TO FISCAL 1994

Special Charges
In October 1995, the Company elected to terminate a portion of its electronic presentation products, including VideoShow, VideoShow PRESENTER and related products and recorded Restructuring Costs of $1,437,000. Also in October 1995, the Company recorded a $716,000 special charge in Cost of Sales for the repositioning of its color printer products. The charges are comprised of: writedowns of discontinued ($530,000) and slow-moving ($395,000) inventory, write-offs of Capitalized Software Development Costs for discontinued products ($524,000) and color printers ($321,000), writedown of fixed assets ($203,000) associated with manufacturing discontinued products and a reserve of $180,000 for lease costs related to excess facilities to be vacated and sub-leased. All of the Restructuring Costs and Other Special Charges except for the reserve for excess leased facilities (which the Company estimates will be used over the next two years) are non cash charges. Revenues for terminated products were $2,311,000, $4,222,000 and $6,645,000 for fiscal years ended 1995, 1994 and
1993, respectively. The Company's current product focus is color printers and color printer consumables.

Operations

Fiscal 1995 net sales were $9,511,000, a $2,827,000 (22.9%) decrease from fiscal 1994 net sales of $12,338,000. The net sales decrease was primarily attributed to lower unit shipments and price reductions in the Company's terminated electronic presentation ($1.9 million decrease) and color printer products ($.9 million decrease). The Company's color printer consumables business remained flat with the prior year. The decrease in the electronic presentation business was attributed to competitive product pressures, softness in governmental purchases and lower sales outside the United States. See "Special Charges" above for a discussion of the electronic presentation line of products. The decrease in the Company's color printer line of products was attributed to competitive product pressures, such as ink-jet, color laser and phase change printer products, as well as color thermal and dye sublimation product competition. The color printer market is a highly competitive market and is increasingly becoming dominated by large, well known, strongly capitalized companies with the ability to spend significantly more resources than the Company. The Company continues its efforts at expansion of its distribution and OEM channels for both color printers and consumables. Through advertising and related programs, demonstration unit programs and similar sales and marketing efforts, the Company will attempt to increase lead count and ultimately sales. The Company is also attempting to expand its product offerings through the identification of new products that it can sell under its label through its distribution channels. There can be no assurance that the Company's efforts at lead count generation, brand name identification, and expanded product offerings will be successful or will lead to increased sales. In addition, increased competitive pressures could result in further price reductions for the Company's existing color thermal and dye sublimation products and consumables, which would have a materially adverse impact on operating results.

Gross margin was 26.1% of net sales during fiscal 1995, compared to 37.4% one year earlier. As discussed in "Special Charges" above, the Company recorded a charge of $716,000 to cost of sales. Exclusive of the special charge, the gross margin would have been $3,199,000 or 33.6% of net sales. The decrease in gross margin, exclusive of the special charge, from the prior year was due to a shift in the Company's product mix from higher margin electronic presentation products to lower margin color printer and consumable products and higher per unit color printer costs associated with more expensive foreign components resulting from the weakened United States dollar. The Company currently expects gross margins for the printer and consumables to be in the 30% to 40% range for fiscal 1996.

Marketing and sales expenses were $2,088,000 (22.0% of the net sales) for fiscal 1995, compared to $2,959,000 (24.0% of the net sales) for fiscal 1994. The decreased expenditures were the result of planned reductions in payroll and related expenditures, travel and entertainment costs, and advertising and related expenses. The Company plans to continue its efforts at cost containment. As a result of the restructuring of the Company's operations noted in "Special Charges" above, the Company has re-focused its marketing and sales efforts at its color printer and consumables business.

Research and development costs (before taking into effect the net capitalization of software development costs) were $895,000 (9.4% of the net sales) for fiscal 1995, compared to $1,355,000 (11.0% of the net sales) for fiscal 1994. The decreased expenditures were primarily in payroll and related costs and direct project material costs. As described in "Special Charges" above, the Company has restructured its operations at the end of its fourth quarter. As a result of the discontinuance of its multimedia products and the focus on its color printer business, the Company spend significantly less time and costs on research and development than it has in the past. The Company will place more emphasis on identification of new products that it can acquire and re-sell under its own label, while maintaining the quality of its existing color thermal and dye sublimation product offerings. The Company will continue to evaluate the market and apply research and development resources as necessary to maintain a competitive line of products.

General and administrative expenditures were $1,163,000 (12.2% of the net sales) in fiscal 1995, compared to $1,113,000 (9.0% of the net sales) for fiscal 1994. During the fourth quarter, the Company recorded additional bad debt reserves totaling approximately $150,000. The Company plans to continue its efforts at cost containment of general and administrative expenses wherever possible.

As a result of the above-mentioned factors, the loss from operations for fiscal 1995 was $3,249,000, which included restructuring and other costs of $2,153,000, compared to the loss from operations for fiscal 1994 of $829,000.

Interest income was $312,000 during fiscal 1995, compared to $229,000 during fiscal 1994. The increase was primarily attributed to the recording of a loss during 1994 of $78,000 for certain of the Company's investments.

As a result of the above-mentioned factors, the loss before income taxes was $2,937,000 for fiscal 1995 compared to the loss before income taxes of $600,000 for fiscal 1994.

The benefit from income taxes for fiscal 1995 was $500,000 compared to $388,000 for fiscal 1994. The benefit for fiscal 1995 was primarily due to the Company's pre-tax loss and significant amounts of tax-free interest income. Due to the Company's recent history of operating losses, a valuation allowance has been recorded for the net deferred tax assets.

The net loss was $2,437,000 ($.48 per share) in fiscal 1995 (which includes restructuring and other costs totaling a pre-tax charge of $2,153,000) compared to the net loss of $212,000 ($.04 per share) in fiscal 1994.

FISCAL 1994 TO FISCAL 1993
Fiscal 1994 net sales were $12,338,000, a $1,998,000 (13.9%) decrease from fiscal 1993 net sales of $14,336,000. The net sales decrease was primarily attributed to lower unit shipments of the Company's electronic presentation products, due to competitive product pressures, softness in governmental purchases and lower sales outside the United States. During fiscal 1994, revenues in the Company's color printer business increased modestly as the Company continued its efforts at expansion of its distribution channels for color printers and consumables. Gross profit was 37.4% of net sales during fiscal 1994, compared to 40.6% one year earlier. The decrease in gross margin was due to a shift in the Company's product mix to lower margin products and the weaker U.S. dollar as compared to certain foreign currencies which resulted in higher costs for some components/products sourced outside the United States. Marketing and sales expenses were $2,959,000 (24.0% of the net sales) for fiscal 1994, compared to $3,899,000 (27.3% of the net sales) for fiscal 1993. The decreased expenditures were the result of planned reductions in payroll and related expenditures, travel and entertainment costs, and advertising and related expenses.

Research and development costs (before taking into effect the net capitalization of software development costs) were $1,355,000 (11.0% of the net sales) for fiscal 1994, compared to $1,645,000 (11.5% of the net sales) for fiscal 1993. The decreased expenditures were primarily in payroll and related costs and direct project material costs. As a result of the completion of several major development projects and the overall company-wide objective of lowering operating costs, the Company replaced only a portion of the personnel who left through normal attrition. Also, during the third quarter, the Company purchased a third party multimedia presentation software product called EasyShow.

General and administrative expenditures were $1,113,000 (9.0% of the net sales) in fiscal 1994, compared to $923,000 (6.4% of the net sales) for fiscal 1993. During the third quarter, the Company exercised its option to terminate its lease for its existing plant and office space that was due to expire July 1999. The net cost of the lease termination was $81,000. Simultaneous with the termination, the Company signed a three year lease that substantially reduces its yearly rent cost. As a result of the above, along with increases in certain miscellaneous expenses, general and administrative expenses increased during fiscal 1994. In the future, the Company plans to continue its efforts at cost containment of general and administrative expenses.

As a result of the above-mentioned factors, the loss from operations for fiscal 1994 was $829,000 compared to the loss from operations for fiscal 1993 of $486,000.

Interest income was $229,000 during fiscal 1994, compared to $310,000 during fiscal 1993. The decrease was primarily attributed to the recording of a loss of $78,000 for certain of the Company's investments.

As a result of the above-mentioned factors, the loss before income taxes was $600,000 for fiscal 1994 compared to the loss before income taxes of $176,000 for fiscal 1993.

The benefit from income taxes for fiscal 1994 was $388,000 compared to $284,000 for fiscal 1993. The benefit for fiscal 1994 was primarily due to the Company's pre-tax loss, significant amounts of tax-free interest income, the availability of research and development credits, and a refund of taxes paid in prior years.

The net loss was $212,000 ($.04 per share) in fiscal 1994 compared to net income of $108,000 ($.02 per share) in fiscal 1993.

FISCAL 1993 TO FISCAL 1992
Fiscal 1993 net sales were $14,336,000, a $2,331,000 (13.9%) decrease from fiscal 1992 net sales of $16,667,000. The decrease in net sales was primarily attributed to economic weakness in the Company's commercial markets, softness in governmental purchases, and lower product prices. In addition, the Company experienced significant product and pricing competitive pressures in its electronic presentation and color printer marketplaces. During fiscal 1993, the Company expanded its distribution channel for color printer supplies. As a result, revenues for the overall color printer business increased slightly even though hardware unit sales decreased marginally and average hardware unit selling prices decreased substantially. During the fourth quarter of fiscal 1993, the Company began shipping its new VideoShow PRESENTER, an advanced remote control/teleprompter product for the personal and notebook computer marketplace.

Gross profit was 40.6% of net sales during fiscal 1993, compared to 45.8% one year earlier. The decrease in gross margin was due to a shift in the Company's product mix to lower margin products and lower overall product prices as a result of market pressures.

Marketing and sales expenses were $3,899,000 (27.3% of the net sales) for fiscal 1993 compared to $4,385,000 (26.3% of the net sales) for fiscal 1992. The decreased expenditures in absolute dollars were the result of lower earned commissions as a result of lower sales, lower advertising and related costs and lower overhead costs due to cost containment measures.

Research and development expenditures (before taking into effect the net capitalization of software development costs) were $1,645,000 (11.5% of the net sales) during fiscal 1993 compared to $1,619,000 (9.7% of the net sales) for fiscal 1992. Research and development expenditures slightly increased even though the net sales declined due to the Company's intent to continue investing in research and development activities aimed at creating new products and technologies.

General and administrative expenditures were $923,000 (6.4% of the net sales) during fiscal 1993 compared to $1,119,000 (6.7% of the net sales) during fiscal 1992. The decrease in absolute dollars was primarily attributable to lower personnel costs, legal fees and provisions for doubtful accounts.

As a result of the above mentioned factors, the loss from operations for fiscal 1993 was $486,000 compared to the income from operations for fiscal 1992 of $571,000.

Interest income was $310,000 during fiscal 1993 compared to $968,000 for the same period one year ago. This decrease was the result of: less available cash, cash equivalents and marketable securities as a result of the completion of the Company's repurchase of 3,100,000 shares of its common stock for $10,947,000 on August 5, 1992; and lower prevailing market interest rates. As a result of the above mentioned factors, the loss before income taxes was $176,000 for fiscal 1993, compared to the income before income taxes of $1,539,000 for fiscal 1992.

The benefit from income taxes for fiscal 1993 was $284,000 compared to the provision for income taxes of $493,000 for fiscal 1992. The benefit for fiscal 1993 was primarily due to the Company's pre-tax loss, significant amounts of tax-free interest income, the availability of research and development credits, and a refund of taxes paid in prior years.

Net income was $108,000 ($.02 per share based on 5,095,000 shares) in fiscal 1993 compared to $1,046,000 ($.14 per share based on 7,336,000 shares) in fiscal 1992.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal source of cash is the collection of accounts receivable resulting from the sales of its products. At October 31, 1995, the Company had cash, cash equivalents and marketable securities of $6,393,000 as compared to $5,491,000 at October 31, 1994. The increase in cash is primarily the result of the net collections in accounts receivable, less purchases of inventory, reductions in operating expenses and the discontinuance of the Company's dividend on August 30, 1995. The Company currently has no plans to declare and pay a dividend.

The Company has a $2,000,000 Unsecured Documentary Letter of Credit Line ("Letter of Credit") specifically intended to facilitate the purchase of product components through Letters of Credit. Under the terms of this arrangement, the Company may utilize credit for up to three days for each purchase that utilizes the Letter of Credit facility. This Letter of Credit is subject to issuance and negotiation fees of 0.25% and expires for new letter of credit issuances on March 30, 1996. As of October 31, 1995, the Company had $60,000 of purchase commitments outstanding through this facility. As a result of the current year net loss, the Company technically was in violation of the profitability covenant to this agreement. The Company has obtained a waiver of this covenant and is currently in the process of renewing this letter of credit facility.

The Company's new Board of Directors (elected on August 30, 1995) intends to cause the Company to actively pursue acquisitions and mergers in unrelated fields, including, but not limited to scrap metal recycling and/or telecommunications. Depending on the nature and size of potential acquisitions, mergers and other transactions, if any, the Company's cash flows from operating and investing activities, together with its cash, cash equivalents and marketable securities may not be sufficient in the future. The Company may have to supplement these sources of liquidity with additional sources of funds such as borrowings, stock offerings, etc. On December 4, 1995, the Company announced that it has entered into an agreement to acquire all of the stock of EMCO Recycling Corp. ("EMCO"), a metal recycling company that processes ferrous and non-ferrous metals. The agreement is conditioned upon completion of the Company's "due diligence" review of EMCO, including an environmental assessment of EMCO's properties and the purchase by the Company of certain assets of Ellis Metals, Inc. The Company hopes to close the transaction as soon after the Annual Meeting as is practicable.

From its inception, the Company has maintained a continuous program of enhancing existing products and introducing new products that have extended its various product lines. As described in "Special Charges" above, the Company has restructured its operations at the end of its fourth quarter. As a result of the discontinuance of its multimedia and related products and the focus on its color printer and consumables business, the Company will spend significantly less costs on research and development than it has in the past. The Company will place more emphasis on identification of new products that it can acquire and re-sell under its own label, while maintaining the quality of its existing color thermal and dye sublimation product offerings. The Company will continue to evaluate the market and apply research and development resources as necessary to maintain a competitive line of products.

The Company believes that its future success will depend on its ability to continue to enhance its existing products and to identify and/or develop new products which satisfactorily meet specific market needs in a cost-effective manner. There can be no assurance, however, that the Company's efforts will result in commercially successful products or that the Company's products will not be rendered obsolete by changing technology. Additionally, the introduction of certain enhanced or new products could adversely affect sales of existing products. Lack of commercial acceptance of enhanced or new products introduced by the Company could adversely affect the Company's results of operations.

The Company principally uses standard components from multiple vendors. However, in many of its products, certain components are purchased from sole-source suppliers. The Company also purchases some printer consumables from sole-sources. There is no guarantee that the supply of sole-source components and consumables from these suppliers, along with any new, improved and lower cost components will continue to be made available to the Company. The Company attempts to reduce the risk of interruption in supply of components by maintaining adequate inventory. Loss or interruption of the supply of components from sole-source suppliers would require additional management and engineering efforts to develop and qualify alternate sources, and any such loss could result in delays in product shipments which could adversely affect the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements and Notes thereto, and selected quarterly financial data set forth on pages 18-30 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive proxy statement pursuant to Rule 14a-3 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS

The directors of the Company, their ages as of December 15, 1995, and certain other information about them are set forth below. All directors hold office until the Company's next Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Name                      Age     Principal Occupation                       Director Since

Gerard M. Jacobs          40      Co-President, Co-Chief Executive Officer   1995
                                  and Co-Chairman of the Board

T. Benjamin Jennings      31      Co-President, Co-Chief Executive Officer   1995
                                  and Co-Chairman of the Board

Xavier Hermosillo         45      Director and Corporate Secretary           1995

Except as set forth below, each director has been engaged in his principal occupation during the past five years. There are no family relationships among directors or executive officers of the Company.

Gerard M. Jacobs has served as the Company's Co-President, Co- Chief Executive Officer and Co-Chairman of the Board of Directors since August 30, 1995. Mr. Jacobs has been the owner and President of Environmental Waste Funding Corporation, a company specializing in landfill development and finance, since June 1991. From 1988 to June 1991, Mr. Jacobs was a sole proprietor engaged in landfill development and finance. Since September 1994, Mr. Jacobs has served as a director of Crown Casino Corporation, a publicly traded gaming company. Mr. Jacobs is also a director and a 33% stockholder of Caspar & Associates, Inc., an engineering firm specializing in fiber optic communications. From 1983 to 1988, Mr. Jacobs developed resource recovery, landfill and hydroelectric projects for the investment banking firm of Russell, Rea & Zappala, Inc., Pittsburgh, Pennsylvania. Mr. Jacobs is a graduate of Harvard University, where he was elected to Phi Beta Kappa. Mr. Jacobs holds a law degree from the University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar. Mr. Jacobs is a member of the Pennsylvania Bar.

T. Benjamin Jennings has served as the Company's Co-President, Co- Chief Executive Officer and Co-Chairman of the Board of Directors since August 30, 1995. Mr. Jennings has been a Director of First Southwest Company, a private investment banking firm based in Dallas, Texas from April 1993 to November, 1995. From March 1990 until April 1993, Mr. Jennings was a Vice President of Kidder Peabody & Co. Inc. In his past capacity, Mr. Jennings concentrates on mergers, acquisitions, private debt and equity placements, and various types of public security transactions. Mr. Jennings is currently Co-chairman of the Inner-City Games, Chicago, a national charity benefiting inner-city children. Mr. Jennings is an honors graduate of Rice University.

Xavier Hermosillo has served as a member of the Board of Directors and as Corporate Secretary since August 30, 1995. Mr. Hermosillo has been a principal of Xavier Hermosillo & Associates, a crisis public relations, marketing and government affairs firm since 1984. Since October 1993, Mr. Hermosillo has also served as a radio talk show host for Capitol Cities/ABC West Coast Flagship Radio station KABC-AM, and began hosting a nightly talk show on

50,000 watt 710-TALK-KMPC in Los Angeles when it was acquired by Capitol Cities/ABC in May 1994. Mr. Hermosillo has also been a television news commentator on KCOP-13 REAL NEWS (United Paramount Network) since May 1993. He is the first and only Latino radio talk host and television commentator in Los Angeles. He is the founding chairman of N.E.W.S. For America, a coalition of 250 Latino organizations in Los Angeles. Mr. Hermosillo is a member of the Executive Committee of the California Republican Party in his role as the state Chairman of the Republican National Hispanic Assembly. He has ben a delegate to the 1984, 1988 and 1992 Republican National Conventions, served as Co-chairman of the 1992 Latino Bush Campaign and as Director of International Media at the 1992 GOP National Convention in Houston.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership of the Company's securities on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with, except that Daniel B. Burgess filed a Form 3 late.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1.FINANCIAL STATEMENTS. The Consolidated Financial Statements of General
       Parametrics Corporation and Report of Independent Accountants are included at pages 18 through 30 of this Form 10-K Annual Report.

                                                                                                         Page
     Report of Independent Accountants                                                                    18
     Consolidated Statement of Operations - Years Ended  October 31, 1995, 1994, and 1993                 19
     Consolidated Balance Sheet - October 31, 1995 and 1994                                               20
     Consolidated Statement of Cash Flows -  Years Ended October 31, 1995, 1994, and 1993                 21
     Consolidated Statement of Stockholders' Equity - Years Ended October 31, 1995, 1994, and 1993        22
     Notes to Consolidated Financial Statements                                                           23
     Selected Quarterly Financial Data (Unaudited)                                                        28

     2.FINANCIAL STATEMENT SCHEDULES. The financial statement schedules of General Parametrics Corporation for the years ended October 31, 1995, 1994, and 1993 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of General Parametrics
     Corporation.

     3. EXHIBITS. See item 14(c) below.

Schedule
II   Valuation and Qualifying Accounts                                                                    28

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(b) REPORTS ON FORM 8-K:

The Company filed a report on Form 8-K dated July 17, 1995 reporting the sale of shares by Herbert B. Baskin, the Company's former Chairman of the Board of Directors, President and Chief Executive Officer to Gerard M. Jacobs, T. Benjamin Jennings, Donald F. Moorehead and Blue Bird Partners. There were no other reports on Form 8-K filed by the Company during the year ended October 31, 1995.

(c) EXHIBITS:

The following Exhibits are filed as part of, or incorporated by reference into, the Report:

        EXHIBIT NUMBER  DESCRIPTION
        --------------  -----------
        3.1(1)          Certificate of Incorporation, as amended.
        3.3(1)          Bylaws.
        10.1(2)(4)      Employee Stock Purchase Plan, as amended.
        10.2(2)(4)      Stock Option Plan,  as amended, and forms  of
                        Incentive Stock Option Agreement
                        and  Nonstatutory  Stock   Option  Agreement, as
                        amended.
        10.3(1)         Form of Indemnity Agreement between Registrant and each
                        of its directors.
        10.5(3)         Lease  agreement  dated  June  21,  1994,  between
                        Registrant as Lessee and Smith & Walters, Inc. as
                        Lessor.
        21.1            Subsidiaries of Registrant (included on page 30).
        24.1            Consent  of  Independent Accountants (included on
                        page 31).
        25.1            Power of Attorney (included on page 16).

        (1) Incorporated by reference from exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-6591) filed June 19, 1986, and Amendment No. 1 thereto filed July 28, 1986, which Registration Statement became effective July 30, 1986.

        (2) Incorporated by reference from exhibit filed with the Registrant's Post- Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-10517) filed with the Securities and Exchange Commission on March 31, 1988.

        (3) Incorporated by reference from exhibit filed with the Registrant's October 31, 1994 Form 10-K.
                                        -15-

        (4) Denotes management contract or compensatory arrangements in which executive officers participate.

(c) FINANCIAL STATEMENT SCHEDULES:
See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             GENERAL PARAMETRICS CORPORATION

             By: /s/ Gerard M. Jacobs           By: /s/  T. Benjamin Jennings
                 --------------------               -------------------------
             Gerard M. Jacobs                   T. Benjamin Jennings
             Co-President, Co-Chief             Co-President, Co-Chief Executive
             Executive Officer                  Officer
             and Co-Chairman of the Board       and Co-Chairman of the Board

             Dated: January 25, 1996            Dated:  January  25, 1996

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerard M. Jacobs and T. Benjamin Jennings, his attorney-in-fact, with the power of substitution for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                                             DATE
---------------------------------------------------------------------------------------
/s/ Gerard M. Jacobs        Co-President, Co-Chief Executive Officer   January 25, 1996
------------------------    and Co-Chairman of the Board
(Gerard M. Jacobs)          (Co-Principal Executive Officer)

/s/ T. Benjamin Jennings    Co-President, Co-Chief Executive Officer   January 25, 1996
------------------------    and Co-Chairman of the Board
(T. Benjamin Jennings)      (Co-Principal Executive Officer)

/s/ William A. Spazante     Vice President, Finance                    January 25, 1996
------------------------    and Chief Financial Officer
William A. Spazante         (Principal Financial and Accounting
                            Officer)

/s/ Xavier Hermosillo       Director and Corporate Secretary           January 25, 1996
------------------------
(Xavier Hermosillo)

                         GENERAL PARAMETRICS CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1995

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF GENERAL PARAMETRICS CORPORATION:

In our opinion, the Consolidated Financial Statements listed in the index appearing under Item 14 (a)(1) and (2) on page 15 present fairly, in all material respects, the financial position of General Parametrics Corporation and its subsidiaries at October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Francisco, California
December 4, 1995

                         GENERAL PARAMETRICS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                Year Ended October 31,
                                                ----------------------
                                         1995            1994            1993
                                      -----------    ------------    ------------

Net sales                             $ 9,511,000    $ 12,338,000    $ 14,336,000

Cost of sales                           7,028,000       7,724,000       8,522,000
                                      -----------    ------------    ------------
Gross profit                            2,483,000       4,614,000       5,814,000
                                      -----------    ------------    ------------

Operating expenses:

         Marketing and sales            2,088,000       2,959,000       3,899,000
         Research and development       1,044,000       1,371,000       1,478,000
         General and administrative     1,163,000       1,113,000         923,000
         Restructuring costs            1,437,000              --              --
                                      -----------    ------------    ------------


Total operating expenses                5,732,000       5,443,000       6,300,000
                                      -----------    ------------    ------------

Loss from operations                   (3,249,000)       (829,000)       (486,000)

Interest income                           312,000         229,000         310,000
                                      -----------    ------------    ------------

Loss before income taxes               (2,937,000)       (600,000)       (176,000)

Benefit from income taxes                (500,000)       (388,000)       (284,000)
                                      -----------    ------------    ------------

Net income (loss)                     $(2,437,000)   $   (212,000)   $    108,000
                                      ===========    ============    ============

Net income (loss) per share           $      (.48)   $       (.04)   $        .02
                                      ===========    ============    ============

Dividends declared per share of
         Common Stock                 $       .18    $        .24    $        .24
                                      ===========    ============    ============




See accompanying notes to Consolidated Financial Statements.

                         GENERAL PARAMETRICS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                         October 31,
                                                                         -----------
                                                                    1995           1994
                                                                 -----------   -----------

Current assets:

Cash and cash equivalents (Notes 4 and 12)                       $ 3,032,000   $   639,000
Marketable securities  (Notes 5 and 12)                            3,246,000     1,981,000
Accounts receivable, less allowance for doubtful accounts of
$414,000 in 1995 and $373,000 in 1994 (Note 12)                    1,599,000     2,864,000
Inventories (Note 6)                                               1,718,000     3,398,000
Prepaid expenses                                                      36,000        58,000
Refundable income taxes (Note 11)                                    326,000       281,000
                                                                 -----------   -----------
Total current assets                                               9,957,000     9,221,000
Marketable securities  (Notes 5 and 12)                              115,000     2,871,000
Property and equipment, net (Note 7)                                  58,000       400,000

Capitalized software development costs, net (Note 3)                      --       994,000
                                                                 -----------   -----------

Total assets                                                     $10,130,000   $13,486,000
                                                                 ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable                                                 $   331,000   $   540,000
Accrued compensation and benefits                                    169,000       243,000
Other accrued liabilities                                            317,000       210,000
Deferred income taxes (Note 11)                                           --        98,000
                                                                 -----------   -----------
Total current liabilities                                            817,000     1,091,000
                                                                 -----------   -----------
Commitments (Notes 8 and 9)
Stockholders' equity (Notes 2, 3, 10 and 15):
Preferred Stock, $.01 par value - 2,000,000 shares authorized;
               none outstanding                                           --            --
Common Stock, $.01 par value - 20,000,000 shares authorized;
               issued and outstanding 5,214,818 in 1995
               5,097,891 in 1994                                      51,000        51,000
Additional paid-in capital                                         3,038,000     2,763,000
Retained earnings                                                  6,224,000     9,581,000
                                                                 -----------   -----------

Total stockholders' equity                                         9,313,000    12,395,000
                                                                 -----------   -----------
Total liabilities and stockholders' equity                       $10,130,000   $13,486,000
                                                                 ===========   ===========


See accompanying notes to Consolidated Financial Statements.

                         GENERAL PARAMETRICS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                       Year Ended October 31,
                                                                       ----------------------
                                                                 1995           1994             1993
                                                              -----------------------------------------

Cash flows from operating activities:
Net income (loss)                                             $(2,437,000)   $  (212,000)   $   108,000
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
                Depreciation and amortization                     739,000      1,026,000        937,000
                Deferred income taxes                             (98,000)       (62,000)       238,000
                Restructuring costs                             1,437,000             --             --
                Other special charges                             716,000             --             --
  Changes in assets and liabilities:
                Accounts receivable                             1,265,000      1,459,000        436,000
                Inventories                                       755,000        (73,000)       664,000
                Prepaid expenses                                   22,000          2,000         38,000
                Refundable income taxes                           (45,000)      (281,000)            --
                Accounts payable                                 (209,000)      (342,000)       208,000
                Accrued compensation and benefits                 (74,000)       (39,000)        (7,000)
                Other accrued liabilities                         (73,000)        23,000       (250,000)
                Income taxes payable                                   --        (34,000)      (725,000)
                                                              -----------    -----------    -----------
                Net cash provided by operating activities       1,998,000      1,467,000      1,647,000
                                                              -----------    -----------    -----------
Cash flows provided (used) by investing activities:
      Changes in marketable securities, net                     1,491,000        307,000     (3,506,000)
      Purchases of property and equipment                         (27,000)       (92,000)      (184,000)
      Capitalized software development costs                     (424,000)      (784,000)      (787,000)
                                                              -----------    -----------    -----------
      Net cash provided (used) by investing activities          1,040,000       (569,000)    (4,477,000)
                                                              -----------    -----------    -----------

Cash flows provided (used) by financing activities:
      Common Stock issued under Employee Stock Purchase,
              Employee Stock Option, Executive Bonus Plans,
              including tax effect of stock options               275,000         68,000        358,000
      Payment of cash dividends                                  (920,000)    (1,220,000)    (1,213,000)
                                                              -----------    -----------    -----------
Net cash provided (used) by financing activities                 (645,000)    (1,152,000)      (855,000)
                                                              -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents            2,393,000       (254,000)    (3,685,000)
Cash and cash equivalents at beginning of year                    639,000        893,000      4,578,000
                                                              -----------    -----------    -----------
Cash and cash equivalents at end of year                      $ 3,032,000    $   639,000    $   893,000
                                                              ===========    ===========    ===========


See accompanying notes to Consolidated Financial Statements.

                         GENERAL PARAMETRICS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                     Common Stock            Additional                      Total
                                     ------------             Paid-in      Retained      Stockholders'
                                        Shares     Amount     Capital      Earnings          Equity
                                     -----------------------------------------------------------------
Balance at October 31, 1992          4,962,654     $49,000   $2,339,000   $ 12,118,000    $ 14,506,000
Common Stock issued under
      Employee Stock Purchase Plan      18,744       2,000       43,000             --          45,000
Common Stock issued upon
      exercise of options               70,991          --      253,000             --         253,000
Common Stock issued under
      Executive Bonus Plan              15,000          --       60,000             --          60,000
Payment of cash dividends                   --          --           --     (1,213,000)     (1,213,000)
Net income                                  --          --           --        108,000         108,000
                                     -----------------------------------------------------------------
Balance at October 31, 1993          5,067,389      51,000    2,695,000     11,013,000      13,759,000
Common Stock issued under
      Employee Stock Purchase Plan      21,002          --       41,000             --          41,000
Common Stock issued upon
      exercise of options                7,200          --       22,000             --          22,000
Common Stock issued under
      Executive Bonus Plan               2,300          --        5,000             --           5,000
Payment of cash dividends                   --          --           --     (1,220,000)     (1,220,000)
Net loss                                    --          --           --       (212,000)       (212,000)
                                     -----------------------------------------------------------------
Balance at October 31, 1994          5,097,891      51,000    2,763,000      9,581,000      12,395,000
Common Stock issued under
      Employee Stock Purchase Plan      24,927          --       31,000             --          31,000
Common Stock issued upon
      exercise of options               92,000          --      244,000             --         244,000
Payment of cash dividends                   --          --           --       (920,000)       (920,000)
Net loss                                    --          --           --     (2,437,000)     (2,437,000)
                                     -----------------------------------------------------------------
Balance at October 31, 1995          5,214,818     $51,000   $3,038,000   $  6,224,000    $  9,313,000
                                     =================================================================



See accompanying notes to Consolidated Financial Statements.

GENERAL PARAMETRICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS:

General Parametrics Corporation, a Delaware corporation, and its wholly-owned subsidiaries (the Company) are engaged in the business of designing, manufacturing and marketing color printers and color printer consumables. See
Note 2 Restructuring and Other Special Charges and Note 15-Subsequent Events.

NOTE 2 - RESTRUCTURING COSTS AND OTHER SPECIAL CHARGES:
In October 1995, the Company elected to discontinue a portion of its electronic presentation products, including VideoShow, VideoShow PRESENTER and related products and recorded Restructuring Costs of $1,437,000. Also in October 1995, the Company recorded a $716,000 special charge in Cost of Sales for the repositioning of its color printer products. The charges are comprised of: writedowns of discontinued ($530,000) and slow-moving ($395,000) inventory, write-offs of Capitalized Software Development Costs for discontinued products ($524,000) and color printers ($321,000), write-off of fixed assets ($203,000) associated with the manufacture of discontinued products and a reserve of $180,000 for lease costs related to excess facilities to be vacated and sub-leased. All of the Restructuring Costs and Other Special Charges except for the reserve for excess leased facilities (which the Company estimates will be used over the next two years) are non cash charges. Revenues for terminated products were $2,311,000, $4,222,000 and $6,645,000 for fiscal years ended 1995,
1994 and 1993, respectively.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
CONSOLIDATION
The consolidated financial statements include the accounts of General Parametrics Corporation and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

REVENUE RECOGNITION
The Company records revenues for sales of its hardware and software products when the earnings process is complete and the collection of the sales price is reasonably assured, generally at the time when the products are shipped.

WARRANTIES
The Company provides a variety of warranties covering its hardware and software products and provides for the estimated warranty costs at the time of sale. Warranty costs were not material to the financial statements for the years ended October 31, 1995, 1994 and 1993.

INVENTORIES
Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. Cost includes materials, labor and manufacturing overhead.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated asset life or the lease term, all of which range from one to three years. Maintenance and repairs are charged to earnings while major improvements are capitalized.

NET  INCOME PER SHARE
Net income per share is based on the weighted average number of common shares outstanding during the period, including equivalent shares related to dilutive stock options. The weighted average number of common shares outstanding was 5,125,000, 5,098,000 and 5,095,000 in fiscal 1995, 1994 and 1993, respectively.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS
The Company capitalized software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Once the point of technological feasibility was reached, direct production costs (programming and testing) were capitalized. Technological feasibility was established when the Company completed all planning, designing, coding and testing activities that were necessary to establish that the product can be produced to meet its design specifications. Software development costs of $424,000, $784,000, and $787,000 were capitalized in fiscal 1995, 1994 and 1993, respectively. Amortization of capitalized software development costs began when the products were available for general release to customers and was computed on a product-by-product basis using amortization periods not exceeding three years. Amortization expense was $573,000, $800,000 and $620,000 in fiscal 1995, 1994 and 1993, respectively. Refer to Note 2-Restructuring Costs and Other Special Charges.

NOTE 4 - CASH AND CASH EQUIVALENTS:
Cash and cash equivalents include cash on hand or in demand accounts or investments in money market accounts or funds which had an original maturity of three months or less at the date of purchase.

NOTE 5 - MARKETABLE SECURITIES:
Marketable securities are stated at cost, which approximates market value. Marketable securities maturing within one year are classified as current assets. The Company's marketable securities are classified as "available for sale" in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which the Company adopted in fiscal 1995. There was no material impact on its financial position or results of operations as a result of the adoption of this standard.

Marketable securities consist of the following:

                                                  October 31,
                                                  -----------
                                               1995         1994
                                               ----         ----
Municipal Bonds and Obligations             $2,253,000   $2,623,000
Corporate Notes, Bonds and Obligations       1,108,000    2,229,000
                                            ----------   ----------
                                            $3,361,000   $4,852,000
                                            ==========   ==========


NOTE 6 - INVENTORIES:
Inventories consist of the following:

                                                  October 31,
                                                  -----------
                                               1995         1994
                                               ----         ----

            Raw materials                   $  534,000   $1,630,000
            Work-in-progress                   111,000      175,000
            Finished goods                   1,073,000    1,593,000
                                            ----------   ----------
                                            $1,718,000   $3,398,000
                                            ==========   ==========


As described in Note 2-Restructuring Costs and Other Special Charges, the Company recorded a charge totaling $925,000 to write-off discontinued inventory and write-down slow-moving inventory.

NOTE 7 - PROPERTY AND EQUIPMENT:
The cost and accumulated depreciation of property and equipment are as follows:

                                                  October 31,
                                                  -----------
                                               1995         1994
                                            ----------   ----------
            Equipment                       $2,936,000   $2,909,000
            Leasehold improvements              77,000       77,000
                                            ----------   ----------
                                             3,013,000    2,986,000

            Less-Accumulated depreciation
                     and amortization        2,955,000    2,586,000
                                            ----------   ----------
                                            $   58,000   $  400,000
                                            ==========   ==========

Depreciation and amortization expense for property and equipment was $166,000, $226,000 and $317,000 for fiscal 1995, 1994 and 1993, respectively.

As described in Note 2-Restructuring Costs and Other Special Charges, the Company recorded a writedown of $203,000 for property and equipment associated with the manufacture of discontinued products.

NOTE 8 - LETTER OF CREDIT AGREEMENT:

The Company has a $2,000,000 Unsecured Documentary Letter of Credit Line ("Letter of Credit") specifically intended to facilitate the purchase of product components through Letters of Credit. Under the terms of this arrangement, the Company may utilize credit for up to three days for each purchase that utilizes the Letter of Credit facility. This Letter of Credit is subject to issuance and negotiation fees of 0.25% and expires March 30, 1996. At October 31, 1995, the Company had approximately $60,000 of purchase commitments outstanding through the letter of credit facility. As a result of the current year net loss, the Company was technically in violation of the profitability covenant to this agreement. The Company has obtained a waiver of this covenant.

NOTE 9 - LEASES:
During the third quarter of fiscal 1994, the Company exercised its option to terminate its lease for its plant and office space that was due to expire July 1999. Simultaneous with the termination, the Company signed a three year lease covering approximately 28,000 square feet in the same facility, that expires November 4, 1997. The Company has an option to extend the lease for an additional thirty-six months. As part of its restructuring described in Note 2-Restructuring Costs and Other Special Charges above, the Company recorded a charge of $180,000 to reflect excess capacity at the Berkeley facility, which it intends to vacate and sublease. Management believes that the current facility has been developed to be highly suitable to the Company's mix of manufacturing, office and storage requirements, however that it is excessive in light of its restructuring described above.

Minimum lease payments for each of the next two fiscal years (through termination of the lease) are $184,000 per year. There are no future minimum lease payments for any periods thereafter. Net rental expenses under operating leases were $193,000, $294,000 and $300,000 for fiscal 1995, 1994 and 1993, respectively. In addition, the Company leases space for its Printer Development Center in Incline Village, Nevada, however, subsequent to year end, the Company exercised its option to terminate the lease.

NOTE 10 - STOCKHOLDERS' EQUITY:
STOCK OPTION PLAN
During fiscal 1995, the stockholders approved the Company's 1995 Stock Option Plan (the "1995 Plan") and the reservation of 500,000 shares of common stock for issuance thereunder. The Board of Directors also terminated the Company's 1986 Stock Option Plan (the "1986 Plan") with respect to future grants. The 1986 Plan will remain in effect as to currently outstanding options granted under such plan. The 1995 Plan allows the Board of Directors to grant options to purchase shares to officers and employees. The 1995 Plan allows the grant of either incentive stock options (ISO's) or nonstatutory stock options (NSO's). The exercise price of the option is never less than 85% or 100% of the closing bid price of the Common Stock in the NASDAQ National Market System on the date of grant for ISO's and NSO's, respectively.

The options granted under the 1995 Plan shall be exercisable in such a manner and within such period or periods as shall be determined by the Board; however, options shall expire no later than 10 years after the date of grant. Generally, the 1995 Plan calls for options to become become exercisable in equal installments over a four year term. However, the Board may determine at any time to change the vesting rate or terms of exercise of options. The following summarizes the activity of the 1995 Plan and the 1986 Plan:

1995 Plan

                                    Fiscal 1995
                              --------------------------
                               Number       Option Price
                              of Shares     Per Share

Beginning Balance                    0      $         0
Granted                         51,000      $1.57-$4.00
Exercised                            0      $         0
Cancelled                            0      $         0
                               -------      -----------
Ending Balance                  51,000      $1.57-$4.00
Exercisable at end of period    25,000      $2.50
Options available for grant    449,000

1986 Plan                        Fiscal 1995                     Fiscal 1994                     Fiscal 1993
                                 Number       Option Price       Number        Option Price      Number        Option Price
                                 of Shares    Per Share          of Shares     Per Share         of Shares     Per Share
                                 ------------------------------------------------------------------------------------------
Beginning Balance                 572,800     $1.90-$6.00         569,600      $1.90-$6.00       511,141        $1.90-$6.00
Granted                             1,500     $1.57-$1.63         190,000      $1.88-$2.75       224,050        $3.00-$4.25
Exercised                         (92,000)    $2.34-$2.98          (7,200)     $1.90-$2.34       (70,991)       $1.90-$3.56
Cancelled                        (177,500)    $2.23-$3.56        (179,600)     $2.23-$4.25       (94,600)       $2.23-$4.25
                                 ========                        ========                        =======
Ending Balance                    304,800     $1.57-$6.00         572,800      $1.90-$6.00       569,600        $1.90-$6.00
                                 ========                        ========                        =======
Exercisable at end of period      277,497     $1.88-$6.00         353,785      $1.90-$6.00       260,450        $1.90-$6.00
                                 ========                        ========                        =======
Options available for grant             0                         462,630                        473,030
                                 ========                        ========                        =======


EMPLOYEE STOCK PURCHASE PLAN
The Company's Employee Stock Purchase Plan, initiated in fiscal 1987, allows employees to purchase shares of the Company's Common Stock at the lower of 85% of the fair market value of the Common Stock, as determined by the closing bid price on the NASDAQ National Market System, on the first and last day of the offering period. There are two six-month offering periods per calendar year. During fiscal 1991, the stockholders approved an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares issuable under such plan from 60,000 to 100,000 and during fiscal 1992, the stockholders approved an amendment to increase the number of shares issuable from 100,000 to 200,000, of which 24,927 shares, 21,002 shares and 18,744 shares were issued during fiscal 1995, 1994 and 1993, respectively.

NOTE 11 - INCOME TAXES:
In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes", (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments or changes in the tax law or rates. The provision (benefit) for (from) federal and state income taxes is as follows:

                                                Year Ended October 31,
                                            1995         1994         1993
                                         -----------------------------------
Federal
Current                                  $(404,000)   $(286,000)   $(466,000)
Deferred                                   (88,000)     (49,000)     199,000
                                         ---------    ---------    ---------
                                          (492,000)    (335,000)    (267,000)
                                         ---------    ---------    ---------
State
Current                                      2,000      (40,000)     (56,000)
Deferred                                   (10,000)     (13,000)      39,000
                                         ---------    ---------    ---------
                                            (8,000)     (53,000)     (17,000)
                                         ---------    ---------    ---------
Total tax benefit                        $(500,000)   $(388,000)   $(284,000)
                                         =========    =========    =========


In accordance with SFAS 109, the deferred tax liabilities (assets) at October 31, 1995 and 1994 are comprised of the following:

                                         Year Ended October 31,
                                           1995         1994
                                         ---------    ---------
Capitalized software development costs   $      --    $ 430,000
Depreciation                                 5,000        5,000
                                         ---------    ---------
Gross deferred income tax liabilities        5,000      435,000
                                         ---------    ---------

Accounts receivable reserves              (165,000)    (162,000)
Inventory reserves                        (103,000)     (74,000)
Vacation reserves                          (67,000)     (73,000)
Fixed asset reserves                       (93,000)          --
Lease reserve                              (72,000)          --
Other                                      (10,000)     (28,000)
                                         ---------    ---------
Gross deferred income tax assets          (510,000)    (337,000)
                                         ---------    ---------
Deferred tax asset valuation allowance     505,000           --
                                         ---------    ---------
                                         $      --    $  98,000
                                         =========    =========

Due to the Company's recent history of operating losses, a valuation allowance has been recorded for the net deferred tax assets. The Company's provision (benefit) for (from) income taxes differs from the amount that would be computed based on the statutory federal income tax rate due to the following differences:


                                                           Year Ended October 31,
                                     1995                        1994                     1993
                                    Amount           %          Amount       %           Amount       %
                                   ---------------------      ------------------      -------------------
Normal statutory rate              $(990,000)      (34.0)     $(204,000)   (34.0)     $ (60,000)    (34.0)
State income taxes, net of
   federal benefit                        --          --        (35,000)    (5.8)       (11,000)     (6.3)
Research and development credits          --          --        (44,000)    (7.3)       (87,000)    (49.4)

Tax exempt interest                  (66,000)       (2.2)       (77,000)   (12.8)       (61,000)    (34.7)
Adjustment of prior years taxes           --          --        (50,000)    (8.3)       (80,000)    (45.5)
Deferred tax reserve                 505,000        17.2             --       --             --        --
Other                                 51,000         2.2         22,000      3.5         15,000       8.5
                                   ----------------------------------------------------------------------
                                   $(500,000)      (17.0)     $(388,000)   (64.7)     $(284,000)   (161.4)
                                   ======================================================================


Federal and state taxes of$320,000 and $17,000 were refunded (net of federal and state taxes paid) during fiscal 1995 and 1994, respectively. Federal and state income taxes of $143,000 were paid (net of federal and state income tax refunds) during fiscal 1993.

NOTE 12 - CONCENTRATIONS OF CREDIT RISK:
Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and trade accounts receivable.

The Company maintains cash and cash equivalents and marketable securities and certain other financial instruments with various financial institutions. The Company's policy is designed to limit exposure to any one institution or security. The Company performs periodic evaluations of the relative credit standing of the financial institutions and issuers which are involved in the Company's investments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base, and their dispersion across many different geographical locations.

As of October 31, 1995, the Company had no significant concentrations of credit risk.

NOTE 13 - EXPORT SALES AND SALES TO MAJOR CUSTOMERS:
Total export sales (principally to Europe) were $2,911,000, $2,547,000 and $2,885,000 in fiscal 1995, 1994 and 1993, respectively. During fiscal 1995 and 1994, there were no single customers with sales greater than 10%. During fiscal 1993, approximately 11% of the Company's net sales were to a single customer, Lanier Worldwide Inc. (Lanier).

NOTE 14 - EMPLOYEE BENEFIT PLAN:
Effective January 1, 1988, the Company adopted a defined contribution 401(k) Pension Plan covering all eligible employees of the Company. Participants can elect to contribute from 2% to 20% of their qualified pre-tax compensation. The Company may match participant contributions as determined by the sole discretion of the Company. Since inception of the plan, the Company has made no contributions to the plan.

NOTE 15 - SUBSEQUENT EVENT:
On December 4, 1995, the Company announced that it has entered into an agreement to acquire all of the stock of EMCO Recycling Corp. ("EMCO"), a metal recycling company that processes ferrous and non-ferrous metals. The agreement proposes that EMCO will become a wholly-owned subsidiary of GPC, and the EMCO shareholders will collectively receive a total of 3,500,000 shares of common stock of GPC, plus warrants to purchase 600,000 shares of GPC at $4.00 per share, plus warrants to purchase 400,000 shares of GPC at $6.00 per share, plus $1,150,000 in cash. The agreement is conditioned upon completion of the Company's "due diligence" review of EMCO, including an environmental assessment of EMCO's properties and the purchase by the Company of certain operating assets of Ellis Metals, Inc. The Company intends to present the agreement to its stockholders for approval and hopes to close the transaction as soon after the Annual Meeting as is practicable.

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
The following table sets forth certain unaudited quarterly financial information for the Company's last eight fiscal quarters:

                                                               Quarter Ended
                                                               -------------
                                      Jan. 31      April 30       July 31        Oct.31
                                      -------      --------       -------        ------
                                           (In thousands, except per share amounts)

FISCAL 1995

Net sales                             $2,892        $2,402         $2,060        $ 2,157
Gross profit                           1,096           874            588            (75)
Net income (loss)                         90           (87)          (255)        (2,185)
Net income (loss) per share           $  .02        $ (.02)        $ (.05)       $  (.43)

FISCAL 1994

Net sales                             $3,128        $3,009         $3,028        $ 3,173
Gross profit                           1,202         1,110          1,077          1,225
Net income (loss)                         49          (112)          (130)           (19)
Net income (loss) per share           $  .01        $ (.02)        $ (.03)            --


                         GENERAL PARAMETRICS CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

Year                            Balance at    Charged to     Charged                      Balance
Ended                           Beginning     Costs and      to Other                     End of
Oct 31,  Description            of Period     Expenses       Accounts   Deductions(1)     Period
--------------------------------------------------------------------------------------------------
1995     Allowance for          $373,000       $231,000      $10,000       $(200,000)     $414,000
         doubful accounts

         Reserve for lease      $      0       $180,000           --              --      $180,000
         costs

1994     Allowance for          $311,000       $ 35,000      $27,000       $      --      $373,000
         doubtful accounts

1993     Allowance for          $282,000       $ 19,000      $26,000       $      --      $311,000
         doubtful accounts


(1)  Net of recoveries

                         GENERAL PARAMETRICS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                INDEX TO EXHIBITS

Exhibit                                                             Sequentially
Number                      Description                             Numbered Page


 3.1*              Certificate of Incorporation, as
                   amended.

 3.3*              Bylaws.

10.1**             Employee Stock Purchase Plan,
                   as amended.

10.2**             Stock Option Plan, as amended, and
                   forms of Incentive Stock Option
                   Agreement and Nonstatutory Stock
                   Option Agreement, as amended.

10.3*              Form of Indemnity Agreement
                   between Registrant and each of its
                   officers and directors.

10.5***            Lease agreement dated June 21, 1994,
                   between Registrant as Lessee and
                   Smith & Walters, Inc. as Lessor.

21.1               Subsidiaries of Registrant (included on page 30).

24.1               Consent of Independent Accountants
                   (included on page 31).

25.1               Power of Attorney (included on page 16).


  * Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-6591) filed June 19, 1986, and Amendment No. 1 thereto filed July 28, 1986, which Registration Statement became effective July 30, 1986.

 ** Incorporated by reference to exhibit filed with the Registrant's
    Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-10517) filed with the Securities and Exchange Commission on March 31, 1988

*** Incorporated by reference from exhibit filed with the Registrant's October
    31, 1994 Form 10-K.
                                      -29-