Form 10-Q
period 1996-01-31
GENERAL PARAMETRICS CORP /DE/
filed 1996-03-13
CIK 795665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

  X   Quarterly report pursuant to Section 13 or 15 (d)
----- of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1996 or

      Transition report pursuant to Section 13 or 15 (d)
----- of the Securities Exchange Act of 1934

For the transition period from            to
                               -----------  -----------
Commission File Number 0-14836


                         GENERAL PARAMETRICS CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

Delaware                                               94 -2835068
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

1250 Ninth Street, Berkeley, California 94710
---------------------------------------------
(Address of principal executive office including zip code)

(510)-524-3950
--------------
(Telephone including area code)

Not Applicable
--------------
(Former name, former address and former fiscal year, if changed since last report)

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

At March 8, 1996, there were 5,334,653 shares of Common Stock of the Registrant outstanding.

                         GENERAL PARAMETRICS CORPORATION

                                      INDEX



                                                                        Page No.
                                                                        --------
PART I   FINANCIAL INFORMATION

    ITEM 1:   Financial Statements (Unaudited)

        Consolidated Condensed Balance Sheets
           January 31, 1996 and October 31, 1995                            3

        Consolidated Condensed Statements of Operations
           Quarter ended January 31, 1996 and 1995                          4

        Consolidated Condensed Statements of Cash Flows
           Quarter ended January 31, 1996 and 1995                          5

         Notes to Consolidated Condensed Financial Statements               6

   ITEM 2: Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                  8

PART II   OTHER INFORMATION

Item  6:  Exhibits and Reports on Form 8-K                                 11


SIGNATURES

                         GENERAL PARAMETRICS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

Part I- Financial Information

Item 1

                                Assets
                                                  January 31,        October 31,
                                                     1996               1995
                                                  (unaudited)
                                                  -----------        -----------
Current assets:
   Cash and cash equivalents                      $ 3,208,000        $ 3,032,000
   Marketable securities (Note 4)                   3,672,000          3,246,000
   Accounts receivable, net                         1,666,000          1,599,000
   Inventories (Note 3)                             1,411,000          1,718,000
   Prepaid expenses                                   128,000             36,000
   Refundable income taxes                             80,000            326,000
                                                  -----------        -----------

               Total current assets                10,165,000          9,957,000

Marketable securities (Note 4)                        115,000            115,000
Property and equipment, net                            54,000             58,000
                                                  -----------        -----------

Total assets                                      $10,334,000        $10,130,000
                                                  ===========        ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $    253,000        $   331,000
   Accrued compensation and benefits                  154,000            169,000
   Other accrued liabilities                          322,000            317,000
                                                 ------------        -----------

Total current liabilities                             729,000            817,000
                                                 ------------        -----------

Stockholders' equity (Note 5):
   Common stock                                        53,000             51,000
   Additional paid-in capital                       3,280,000          3,038,000
   Retained earnings                                6,272,000          6,224,000
                                                 ------------        -----------
                                                    9,605,000          9,313,000
                                                 ------------        -----------
                                                 $ 10,334,000        $10,130,000
                                                 ============        ===========

     See accompanying Notes to Consolidated Condensed Financial Statements

                         GENERAL PARAMETRICS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                           Quarters Ended
                                                            January   31,
                                                         ------------------
                                                      1996               1995
                                                    --------------------------
Net sales                                          $2,002,000         $2,892,000
Cost of sales                                       1,242,000          1,796,000
                                                   ----------         ----------

Gross profit                                          760,000          1,096,000
                                                   ----------         ----------

Operating expenses:
     Marketing and sales                              339,000            556,000
     Research and development                          45,000            257,000
     General and administrative                       411,000            245,000
                                                   ----------         ----------
                                                      795,000          1,058,000
                                                   ----------         ----------

Income (loss) from operations                         (35,000)            38,000

Interest income                                        83,000             91,000
                                                   ----------         ----------

Income before income taxes                             48,000            129,000

Provision (benefit) for (from) income taxes            -                  39,000
                                                   ----------         ----------

Net income                                         $   48,000         $   90,000
                                                   ==========         ==========

Net income per share                               $     0.01         $     0.02
                                                   ==========         ==========


Average number of common shares and
     common share equivalents                       5,327,000          5,112,000
                                                   ==========         ==========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                           GENERAL PARAMETRICS CORPORATION
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended
                                                                          January   31,
                                                                 -----------------------------
                                                                     1996              1995
                                                                 -----------------------------
Cash flows provided (used) by operating
    activities:
         Net income                                              $   48,000         $   90,000
         Adjustments to reconcile net income to net cash
              provided (used) by operating activities:
                 Depreciation, amortization and
                 deferred taxes                                      15,000            143,000
         (Increase) decrease in current assets other than
              cash, cash equivalents and
               marketable securities                                394,000            544,000
         Increase (decrease) in current  liabilities                (88,000)          (241,000)
                                                                 ----------         ----------
              Net cash provided by operating activities             369,000            536,000
                                                                 ----------         ----------

Cash flows provided (used) by investing activities:
     Marketable securities                                         (426,000)           288,000
     Purchases of property and equipment                            (11,000)            (2,000)
     Capitalized software development costs                               -           (138,000)
                                                                 ----------         ----------

              Net cash provided (used) by investing
                 activities                                        (437,000)           148,000
                                                                 ----------         ----------

Cash flows provided (used) by financing activities:
     Common Stock issued under Employee Stock
         Purchase, Employee Stock Option and
         Executive Bonus Plans                                      244,000             18,000
     Payment of cash dividends                                            -           (306,000)
                                                                 ----------         ----------

              Net cash provided (used) by financing
                 activities                                         244,000           (288,000)
                                                                 ----------         ----------

Net increase (decrease) in cash and cash equivalents                176,000            396,000

Cash and cash equivalents at beginning of period                  3,032,000            693,000
                                                                 ----------         ----------

Cash and cash equivalents at beginning of period                 $3,208,000         $1,035,000
                                                                 ==========         ==========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                           GENERAL PARAMETRICS CORPORATION
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1-  Financial Statements

The accompanying Consolidated Condensed Balance Sheet of General Parametrics Corporation at January 31, 1996 and the Consolidated Condensed Statements of Operations for the quarters ended January 31, 1996 and 1995, respectively, and the Consolidated Condensed Statements of Cash Flows for the three months ended January 31, 1996 and 1995, respectively, have not been audited by independent accountants. However, in the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods, have been made.

The results of operations for the quarter ended January 31, 1996 are not necessarily indicative of results expected for the fiscal year ended October 31, 1996. The Consolidated Condensed Financial Statements included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

Note 2- Revenues from discontinued products

Effective October 31, 1995, the Company elected to terminate a portion of its electronic presentation products, including VideoShow, VideoShow PRESENTER and related products. Revenues for terminated products were $292,000 and $826,000 for the first quarters ended January 31, 1996 and 1995, respectively.

Note 3- Inventories

Inventories consisted of:

                                        January 31,       October 31,
                                           1996              1995
                                        ----------        ----------
Raw materials                           $  480,000        $  534,000
Work-in-progress                           161,000           111,000
Finished goods                             770,000         1,073,000
                                        ----------        ----------
                                        $1,411,000        $1,718,000
                                        ==========        ==========

Note 4- Marketable securities

Marketable securities are stated at cost, which approximates market value. Marketable securities maturing within one year are classified as current assets. The Company's marketable securities are classified in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, management is required to determine the appropriate classification of its securities at the time of purchase and reevaluate such designation as of each balance sheet. Held-to-maturity securities are reported at amortized cost. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net reported in a separate component of shareholders' equity until disposition. Realized gains and losses and declines in value judged to be other than temporary are included in interest income.

Marketable securities include the following held-to-maturity and available-for sale securities as of January 31, 1996:

Held-to-maturity securities             $3,053,000
Available-for-sale                         734,000
                                        ----------
                                        $3,787,000
                                        ==========


Gross unrealized losses were not material to the financial statements taken as a whole as of January 31, 1996.

Note 5- Merger

On December 4, 1995, the Company announced that it has entered into an agreement to acquire all of the stock of EMCO Recycling Corp. ("EMCO"), a metal recycling company that processes ferrous and non-ferrous metals. The agreement proposes that EMCO will become a wholly-owned subsidiary of GPC, and the EMCO shareholders will collectively receive a total of 3,500,000 shares of common stock of GPC, plus warrants to purchase 600,000 shares of GPC at 4.00 per share, plus warrants to purchase 400,000 shares at $6.00 per share, plus $1,150,000 in cash. The agreement is conditioned upon completion of the Company's "due diligence" review of EMCO, including an environmental assessment of EMCO's properties. The Company intends to present the agreement to its stockholders for approval and hopes to close the transaction as soon after the Annual Meeting as is practicable.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales were $2,002,000 during the first quarter of fiscal 1996, a 30.8% decrease compared to net sales of $2,892,000 during the first quarter of fiscal 1995. Effective October 31, 1995, the Company elected to terminate a portion of its electronic presentation products, including VideoShow, VideoShow PRESENTER and related products. Revenues for terminated products were $292,000 and $826,000 for the first quarters ended October 31, 1996 and 1995, respectively.

 The decrease in net sales was attributed to lower unit shipments for the Company's terminated electronic presentation products and lower unit shipments in the Company's color printer line of products. The decrease in the color printer line of products was attributed to competitive product pressures such as ink-jet, color laser and phase change printer products, as well as color thermal and dye-sublimation product competition. The color printer market is a highly competitive market and is increasingly becoming dominated by large, well known, strongly capitalized companies with the ability to spend significantly more resources than the Company. The Company continues its efforts at expansion of its distribution and OEM channels for both color printers and consumables. Through advertising and related programs, demonstration unit programs and similar sales and marketing efforts, the Company will attempt to increase lead count and ultimately sales. The Company is also attempting to expand its product offerings through identification of new products that it can sell under its label through its distribution channels. Other than decreases associated with the wind-down of revenues associated with terminated products, the Company is currently not aware of any items which would materially impact revenues either positively or negatively from the first quarter 1996 levels for the foreseeable future. There can be no assurance that the Company's efforts at lead count generation, brand name identification, and expanded product offerings will be successful or will lead to increased sales. In addition, increased competitive pressures could result in further price reductions for the Company's existing color thermal and dye sublimation products and consumables, which would have a materially adverse impact on operating results.

Gross profit was 38.0% of net sales for the first quarter of fiscal 1996, compared to 37.9% for the same period one year ago. Although the overall margins remained level with the prior year, increased competitive pressures could result in further price reductions for the Company's continuing products, which could have a material adverse impact on gross margins and operating results. In addition, once the termination as noted above is completed, overall company gross margins are could decrease. The Company currently expects gross margins for its ongoing printer and consumables business to be in the 30% to 40% range for fiscal 1996, however, due to significant competitive pressures, it is expected that the margins would trend towards the lower end of the range.

Marketing and sales expenses were $339,000 (16.9% of the net sales) for the first quarter of fiscal 1996, compared to $556,000 (19.2% of the net sales) for the same period one year ago. The decrease in expenditures were the result of planned reductions in payroll and related expenditures, travel and entertainment costs and certain other expenditures. The Company currently expects that it will incur slightly higher expenses in its second quarter of 1996 resulting from additional costs associated with increased market activity.

Research and development costs were $45,000 (2.2% of the net sales) for the first quarter of fiscal 1996, compared to $257,000 (8.9% of the net sales) for the same period one year ago. The decreased expenditures were primarily in payroll and related costs and overhead costs. As a result of the termination of a portion of the Company's electronic presentation products business at the end of the fourth quarter of fiscal 1995, the Company will spend significantly less time and costs on research and development than it has in the past. The Company will place more emphasis on the identification of new products that it can acquire and re-sell under its own label, while maintaining the quality of its existing color thermal and dye sublimation product offerings. The Company is currently not aware of any items which would materially impact the trend of research and development costs either positively or negatively from the level of the first quarter of fiscal 1996.

General and administrative expenditures were $411,000 (20.5% of the net sales) for the first quarter of fiscal 1996, compared to $245,000 (8.5% of the net sales) for the same period one year ago. The increased expenditures were primarily due to the recordation of signing bonuses and salaries for the Company's two Co-Chief Executive officers, and increased travel costs associated with the Company's new direction. The Company expects general and administrative costs to increase slightly in future quarters from the first quarter of fiscal 1996 (exclusive of approximately $100,000 of first quarter executive compensation charges) due to increased travel and related costs associated with the Company's new strategic direction.

As a result of the above-mentioned factors, the loss from operations was $35,000 for the first quarter of fiscal 1996, compared to the income from operations of $38,000 for the same period one year ago.

Interest income was $83,000 for the first quarter of fiscal 1996, compared to $91,000 for the same period one year ago. For both periods, the Company received interest on refunds associated with taxes paid in prior years. Exclusive of these refunds, interest income remained constant with the prior year.

As a result of the above mentioned factors, the income before income taxes was $48,000 for the first quarter of fiscal 1996, compared to $129,000 for the same period one year ago.

The provision for income taxes was $0 for the first quarter of fiscal 1996, compared to the provision for income taxes of $39,000 for the same period one year ago. Taxable net income was reduced from book net income as a result of tax-free interest income. The effective rate of 30.2% for the first quarter of fiscal 1995 was below the normal statutory rates due to both tax-free interest income and the availability of research and development credits.

Net income was $48,000 ($.01 per share) for the first quarter of fiscal 1996 compared to $90,000 ($.02 per share) for the first quarter of fiscal 1995.

FORWARD-LOOKING STATEMENTS

On December 4, 1995, the Company announced that it has entered into an agreement to acquire all of the stock of EMCO Recycling Corp. ("EMCO"), a metal recycling company that processes ferrous and non-ferrous metals. The agreement proposes that EMCO will become a wholly-owned subsidiary of GPC, and the EMCO shareholders will collectively receive a total of 3,500,000 shares of common stock of GPC, plus warrants to purchase 600,000 shares of GPC at $4.00 per share, plus warrants to purchase 400,000 shares at $6.00 per share, plus $1,150,000 in cash. The agreement is conditioned upon completion of the Company's "due diligence" review of EMCO, including an environmental assessment of EMCO's properties. The Company intends to present the agreement to its stockholders for approval and hopes to close the transaction as soon after the Annual Meeting as is practicable.

The Company has a deferred tax asset valuation allowance which is primarily attributable to U.S. federal and state deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient income to utilize future deductions and credits. Management believes sufficient uncertainty exists regarding realization of these deferred tax assets that a valuation allowance is required. Although management believes that achievement of the required income is reasonably possible, there could be certain transactions and actions that change this belief in the future. The amount of the valuation allowance may be adjusted as income improves. Further, although management currently believes that no material deferred tax asset realization impairment would occur upon completion of the merger with EMCO, there can be no assurance that some or all of the deferred tax assets at January 31, 1996 will be fully realized.

As a result of the foregoing factors, in addition to other factors, which affect the Company's operating results and financial position, past financial performance should not be considered to be a reliable indicator of future performance. Investors should not use historical trends to anticipate results or trends in future periods. Further, the Company's stock price is subject to volatility. Any of these factors discussed above could have an adverse impact on the Company's stock price. In addition, failure of revenues or earnings in any quarter to meet the investment community's expectations, if any, as well as broader market trends unrelated to the company's performance could have an adverse impact on the Company's stock price.

Certain matters discussed in this filing are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following: the risk that announced mergers are not consummated; the risk of slowing growth in the demand for the Company's color printer and related products; the risk of challenges from the Company's competition; and the risk that the Company will face difficulties in assimilating disparate businesses.

RECENT ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board (FASB) issue Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of". The statement must be adopted for its fiscal year beginning November 1, 1996. Based upon its preliminary review, management believes that there will be no material impact on the results of operations or financial condition upon adoption.In October 1995, the FASB issued Statement No. 123 "Accounting for Stock-Based Compensation." The Company must adopt the disclosure requirements for its fiscal year beginning November 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash is the collection of accounts receivable arising from the sale of its products. At January 31, 1996, the Company had cash, cash equivalents and marketable securities of $6,995,000 compared to $6,393,000 at October 31, 1995. The increase in cash was primarily due to the net collections of accounts receivable, less purchases of inventory and reductions in operating expenses.

The Company has a $2,000,000 unsecured documentary letter of credit line ("Letter of Credit") specifically intended to facilitate the purchase of components through Letters of Credit. Under the terms of this arrangement, the Company may utilize credit for up to three days for each purchase that utilizes the Letter of Credit facility. This Letter of Credit is subject to issuance and negotiation fees of 0.25% and expires March 30, 1996. As of January 31, 1996, the Company had no outstanding amounts due under its Letter of Credit facility. Also, the Company has approximately $15,000 of purchase commitments outstanding through this facility.

The Company's Board of Directors (elected August 30, 1995) intends to cause the Company to actively pursue acquisitions and mergers in unrelated fields, including, but not limited to, scrap metal recycling and/or telecommunications. Depending on the nature and size of potential acquisitions, mergers and other transactions, if any, the Company's cash flows from operating and investing activities, together with its cash, cash equivalents and marketable securities may not be sufficient in the future. The Company may have to supplement these sources of liquidity with additional sources of funds such as borrowings, stock offerings, etc. On December 4, 1995, the Company announced that it has entered into an agreement to acquire all of the stock of EMCO Recycling Corp. ("EMCO"), a metal recycling company that processes ferrous and non-ferrous metals. The agreement proposes that EMCO will become a wholly-owned subsidiary of GPC, and the EMCO shareholders will collectively receive a total of 3,500,000 shares of common stock of GPC, plus warrants to purchase 600,000 shares of GPC at $4.00 per share, plus warrants to purchase 400,000 shares at $6.00 per share, plus $1,150,000 in cash. The agreement is conditioned upon completion of the Company's "due diligence" review of EMCO, including an environmental assessment of EMCO's properties. The Company intends to present the agreement to its stockholders for approval and hopes to close the transaction as soon after the Annual Meeting as is practicable.

During the first three months of fiscal 1996, additions to property and equipment were $11,000 compared to $ 2,000 for the same period one year earlier.

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

The Company designs, manufactures and markets color printers and consumables for the business and government marketplaces.


PART II  OTHER INFORMATION

Item 6. Exhibits and Reports of Form 8-K.

     (a) Exhibits - none

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three month period ended January 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENERAL PARAMETRICS CORPORATION


Dated:    March 13, 1996           By  / s /  William A. Spazante
                                       --------------------------
                                         William A. Spazante
                                         Vice President, Finance and Chief
                                           Financial Officer
                                         (Principal Financial and Accounting
                                           Officer)

                                EXHIBIT INDEX


EX. 27          Financial Data Schedule