Form 10-Q
period 1996-03-31
GENERAL PARAMETRICS CORP /DE/
filed 1996-05-23
CIK 795665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
- ---  Exchange Act of 1934

For the quarterly period ended or

 X   Transition report pursuant to Section 13 or 15 (d) of the Securities
- ---  Exchange Act of 1934

For the transition period November 1, 1995 to March 31, 1996



Commission File Number 0-14836


                             METAL MANAGEMENT, INC.
                   (formerly General Parametrics Corporation)

             (Exact Name of Registrant as Specified in its Charter)

Delaware                                               94-2835068
(State of incorporation)                   (I.R.S. Employer Identification No.)

1250 Ninth Street, Berkeley, California 94710
(Address of principal executive office including zip code)

(510)-524-3950
(Telephone including area code)

General Parametrics Corporation, Fiscal Year Ending October 31, 1996 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                    -----    -----

At May 13, 1996, there were 8,844,653 shares of Common Stock of the Registrant outstanding.

                             METAL MANAGEMENT, INC.
                   (formerly General Parametrics Corporation)

                                      INDEX

                                                                       Page No.
PART I   FINANCIAL INFORMATION

    ITEM 1:   Financial Statements (Unaudited)

        Consolidated Condensed Balance Sheets
           March 31, 1996 and October 31, 1995                               3

        Consolidated Condensed Statements of Operations
           For the two months and five months ended
           March 31, 1996 and 1995                                           4


        Consolidated Condensed Statements of Cash Flows
            For the two months and five months ended
            March 31, 1996 and 1995                                          5


         Notes to Consolidated Condensed Financial Statements                6

   ITEM 2: Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                   8

PART II   OTHER INFORMATION

Item 2. Legal Proceedings                                                   14

Item 4.   Submission of Matters to Vote of Securities Holders               14

Item  6:  Exhibits and Reports on Form 8-K                                  15


SIGNATURES                                                                  16

                             METAL MANAGEMENT, INC.
                   (formerly General Parametrics Corporation)
                      Consolidated Condensed Balance Sheet

Part I- Financial Information

Item 1

                                                      March 31,        October 31,
                                                        1996             1995
                                                     (unaudited)
                                                     -----------      -----------
Assets

Current assets:
   Cash and cash equivalents                         $ 3,093,000      $ 3,032,000
   Marketable securities (Note 5)                      2,644,000        3,246,000
   Accounts receivable, net                            1,488,000        1,599,000
   Loan to EMCO Recycling Corp. (Notes 6 and 7)        1,000,000               --
   Inventories (Note 4)                                1,359,000        1,718,000
   Prepaid expenses                                       58,000           36,000
   Refundable income taxes                                70,000          326,000
                                                     -----------      -----------

         Total current assets                          9,712,000        9,957,000

Marketable securities (Note 5)                           115,000          115,000
Deferred charges (Note 7)                                478,000               --
Property and equipment, net                               44,000           58,000
                                                     -----------      -----------

Total assets                                         $10,349,000      $10,130,000
                                                     ===========      ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $   282,000      $   331,000
   Accrued compensation and benefits                     149,000          169,000
   Other accrued liabilities                             310,000          317,000
                                                     -----------      -----------

Total current liabilities                                741,000          817,000
                                                     -----------      -----------

Stockholders' equity (Note 7):
   Common stock                                           53,000           51,000
   Additional paid-in capital                          3,325,000        3,038,000
   Retained earnings                                   6,230,000        6,224,000
                                                     -----------      -----------
                                                       9,608,000        9,313,000
                                                     -----------      -----------
                                                     $10,349,000      $10,130,000
                                                     ===========      ===========

     See accompanying Notes to Consolidated Condensed Financial Statements

                             METAL MANAGEMENT, INC.
                   (formerly General Parametrics Corporation)
                 Consolidated Condensed Statements of Operations

                                                      Two Months Ended                     Five Months Ended
                                                           March  31,                           March 31,
                                                 -----------------------------       -----------------------------
                                                     1996             1995               1996              1995
                                                     ----             ----               ----              ----
Net sales                                        $ 1,072,000       $ 1,609,000       $ 3,074,000       $ 4,501,000

Cost of sales                                        727,000           977,000         1,969,000         2,773,000
                                                 -----------       -----------       -----------       -----------

Gross margin                                         345,000           632,000         1,105,000         1,728,000
                                                 -----------       -----------       -----------       -----------

Operating expenses:
    Marketing and sales                              207,000           405,000           546,000           961,000
    Research and development                          32,000           174,000            77,000           431,000
    General and administrative                       207,000           121,000           618,000           366,000
                                                 -----------       -----------       -----------       -----------

                                                     446,000           700,000         1,241,000         1,758,000
                                                 -----------       -----------       -----------       -----------

Income (loss) from operations                       (101,000)          (68,000)         (136,000)          (30,000)

Interest income                                       59,000            41,000           142,000           132,000
                                                 -----------       -----------       -----------       -----------

Income (loss) before income taxes                    (42,000)          (27,000)            6,000           102,000


Provision (benefit) for (from) income taxes               --           (12,000)               --            27,000
                                                 -----------       -----------       -----------       -----------


Net income (loss)                                $   (42,000)      $   (15,000)      $     6,000       $    75,000
                                                 ===========       ===========       ===========       ===========


Net income (loss) per share                      $     (0.01)      $     (0.00)      $      0.00       $      0.01
                                                 ===========       ===========       ===========       ===========


Average number of common shares
   and common share equivalents                    5,345,000         5,114,000         5,870,000         5,114,000
                                                 ===========       ===========       ===========       ===========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                             METAL MANAGEMENT, INC.
                   (formerly General Parametrics Corporation)
                 Consolidated Condensed Statements of Cash Flows

                                                                    Five Months Ended
                                                                         March 31,
                                                               -----------------------------
                                                                   1996              1995
                                                               -----------       -----------
Cash flows provided (used) by operating activities:
         Net income                                            $     6,000       $    75,000
         Adjustments to reconcile net income to net cash
              provided (used) by operating activities:
                 Depreciation, amortization and
                 deferred taxes                                     26,000           171,000
         (Increase) decrease in current assets other than
              cash, cash equivalents and
               marketable securities                              (296,000)          669,000
         Increase (decrease) in current  liabilities               (76,000)         (322,000)
                                                               -----------       -----------
              Net cash provided by operating activities           (340,000)          593,000
                                                               -----------       -----------

Cash flows provided (used) by investing activities:
     Marketable securities                                         602,000           330,000
     Purchases of property and equipment                           (12,000)          (12,000)
     Capitalized software development costs                             --          (138,000)
     Deferred charges                                             (478,000)               --
                                                               -----------       -----------

              Net cash provided (used) by investing
                 activities                                        112,000           180,000
                                                               -----------       -----------

Cash flows provided (used) by financing activities:
     Common Stock issued under Employee Stock
         Purchase, Employee Stock Option and
         Executive Bonus Plans                                     289,000            18,000
     Payment of cash dividends                                          --          (613,000)
                                                               -----------       -----------

              Net cash provided (used) by financing
                 activities                                        289,000          (595,000)
                                                               -----------       -----------

Net increase (decrease) in cash and cash equivalents                61,000           178,000

Cash and cash equivalents at beginning of period                 3,032,000           639,000
                                                               -----------       -----------

Cash and cash equivalents at end of period                     $ 3,093,000       $   817,000
                                                               ===========       ===========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                             METAL MANAGEMENT, INC.
                   (formerly General Parametrics Corporation)
                          Notes to financial statements

Note 1- Changes of Company's name and fiscal year.

Effective April 11, 1996, the Company changed its name from General Parametrics Corporation to Metal Management, Inc. Effective April 15, 1996, the Company formally changed its Nasdaq stock symbol to "MTLM".

On April 25,1996, the Board of Directors of the Company approved a change in the Company's fiscal year end from October 31 to March 31, effective April 1, 1996. This Form 10-Q is filed for the transitional five-month period ended March 31, 1996.

See Note 7-Subsequent Events for acquisition of EMCO Recycling Corp.

Note 2- Financial Statements

The accompanying Consolidated Condensed Balance Sheet of Metal Management, Inc. (herein referred to as "Metal Management" or the "Company") ( formerly General Parametrics Corporation) at March 31, 1996 and the Consolidated Condensed Statements of Operations for the two and five months ended March 31, 1996 and 1995, respectively, and the Consolidated Condensed Statements of Cash Flows for the five months ended March 31, 1996 and 1995, respectively, have not been audited by independent accountants. However, in the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods, have been made.

The results contained herein are not indicative of the post-merger results of the consolidated entity. Also, the results of operations for the five months ended March 31, 1996 are not necessarily indicative of results expected for the fiscal year ended March 31, 1997. The Consolidated Condensed Financial Statements included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, as well as with the Company's Definitive Joint Proxy Statement dated March 8, 1996 filed with the Commission.

Note 3- Revenues from discontinued products

Effective October 31, 1995, the Company elected to terminate a portion of its electronic presentation products, including VideoShow, VideoShow PRESENTER and related products. Revenues for terminated products were $105,000 and $397,000 for the two months and five months ended March 31, 1996, respectively, compared to $188,000 and $915,000 for the prior periods, respectively.

Note 4- Inventories

Inventories consisted of:

                             March 31,            October 31,
                                1996                 1995
Raw materials               $  363,000            $  534,000
Work-in-progress               148,000               111,000
Finished goods                 848,000             1,073,000
                            ----------            ----------
                            $1,359,000            $1,718,000
                            ==========            ==========

Note 5- Marketable securities

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

All marketable securities are classified as available-for-sale securities as of March 31, 1996. Gross unrealized losses were not material to the financial statements taken as a whole as of March 31, 1996.

Note 6- Loans to EMCO Recycling Corp.

On March 8, 1996, the Company loaned EMCO $1,000,000, with interest at 9%, due and payable on demand. See also Note 7.

Note7- Subsequent events

On April 11, 1996, the Company acquired EMCO Recycling Corp., an Arizona corporation ("EMCO"), pursuant to a Merger Agreement dated as of December 1, 1995, and as amended through March 7, 1996. The acquisition will be accounted for under the purchase method of accounting. In the merger, the outstanding shares of EMCO were converted into the right to receive 3,500,000 shares of Common Stock of the Company, warrants to purchase an aggregate of an additional 1,000,000 shares of Common Stock of the Company and $1,150,000 in cash. In connection with the Merger, the Company has deferred transaction related costs of $478,000 which will ultimately be included in the purchase price, such total expected to be approximately $750,000. The unaudited supplemental information of EMCO Recyling Corp. for the ten months ended January 31, 1996 and 1995 are as follows:

                             1996                      1995
                             ----                      ----
Revenues                 $59,354,000               $45,573,000
Net income               $   470,000               $ 1,535,000

The results contained herein are not indicative of the post-merger results of the consolidated entity. Also, the unaudited supplemental proforma information of EMCO Recyling Corp. for the ten months ended January 31, 1996 and 1995 are not necessarily indicative of results expected for the fiscal year ended March 31, 1997. The unaudited supplemental proforma information of EMCO Recyling Corp. for the ten months ended January 31, 1996 and 1995 included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, as well as with the Company's Definitive Joint Proxy Statement dated March 8, 1996 filed with the Commission.

In addition, the Company has purchased two parcels of land from the direct and indirect beneficial affiliates of Harold M. Rubenstein, the former principal shareholder of EMCO, a newly appointed member of the Board of Directors of the Company and the Company's largest beneficial owner of the Company's shares. The terms call for payments totaling $100,000 and notes payable to those affiliates and/or Mr. Rubenstein of $950,000, with interest of 9%, principal due in three years.

In addition, upon the closing of the EMCO merger in April 1996, the Company paid a demand note of $950,000 to Donald F. Moorehead, a related party of the Company. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources" for a further discussion of certain liquidity and capital resource issues regarding the Company's wholly owned subsidiary, EMCO Recycling Corp.

The unaudited proforma revenues and net income of the merged companies for the fiscal year ended October 31, 1995, as if the merger occurred as of the beginning of the fiscal year were $79,101,000 and $122,000, respectively.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed throughout this Form 10-Q filing are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following: the risk that announced mergers are not consummated., the risk of slowing growth in the demand for the Company's color printer and related products, the risk of challenges from the Company's competition, and the risk that the Company will face difficulties in assimilating disparate businesses, as well as other risk factors discussed in "Factors Affecting Future Results" below.

On April 11, 1996, the Company acquired EMCO Recycling Corp., an Arizona corporation ("EMCO"), pursuant to a Merger Agreement dated as of December 1, 1995, and as amended through March 7, 1996. The results contained herein are not indicative of the post-merger results of the consolidated entity. Also, the results of operations for the five months ended March 31, 1996 are not necessarily indicative of results expected for the fiscal year ended March 31, 1997. The Consolidated Condensed Financial Statements included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, as well as with the Company's Definitive Joint Proxy Statement dated March 8, 1996 filed with the Commission.

 RESULTS OF OPERATIONS

Net sales were $1,072,000 and $3,074,000 for the two months and five months ended March 31, 1996, respectively, a 33.4% and 31.7% decrease compared to net sales of $ 1,609,000 and $4,501,000 for the two months and five months ended March 31, 1995, respectively. Effective October 31, 1995, the Company elected to terminate a portion of its electronic presentation products, including VideoShow, VideoShow PRESENTER and related products. Revenues for terminated products were $105,000 and $ 397,000 for the two months and five months ended March 31, 1996, respectively, compared to $188,000 and $915,000 for the two months and five months ended March 31, 1995, respectively.

The decrease in net sales was attributed to lower unit shipments for the Company's terminated electronic presentation products, lower unit shipments in the Company's color printer line of products, and lower unit shipments in the Company's consumables line of products. The decrease in the color printer line of products was attributed to competitive product pressures such as ink-jet, color laser and phase change printer products, as well as color thermal and dye-sublimation product competition. The color printer market is a highly competitive market and is increasingly becoming dominated by large, well known, strongly capitalized companies with the ability to spend significantly more resources than the Company. Through advertising and related programs, demonstration unit programs and similar sales and marketing efforts, the Company is attempting to increase its lead count and ultimately sales. However, although the recent results of its marketing programs have not been successful as measured by the sharp decrease in sales, the Company continues its efforts to identify and expand its product offerings and its distribution channels. There can be no assurance that the Company's efforts will be successful and that the sharp revenue declines will not continue for the foreseeable future. There can also be no assurance that the Company's efforts at lead count generation, brand name identification, and expanded product offerings will be successful or will lead to increased sales. In addition, increased competitive pressures could result in further price reductions for the Company's existing color thermal and dye sublimation products and consumables, which would have a materially adverse impact on operating results. See Note 1 to this section below.

Gross profit was 32.2% and 35.9% of net sales for the two months and five months ended March 31, 1996, respectively, compared to 39.3% and 38.4% for the same periods one year ago. Gross margins decreased due to lower per unit prices of color printers and consumables resulting from increased competitive pressures, and the inability to replace higher margin discontinued products with growth in the continuing product lines. Increased competitive pressures could result in further price reductions for the Company's continuing products, which could have a material adverse impact on gross margins and operating results. In addition, once the termination of the VideoShow and VideoShow Presenter product lines is completed, overall company gross margins could decrease further. The Company currently expects gross margins for its ongoing printer and consumables business to be in the 30%-35% range for fiscal 1997, however, due to significant competitive pressures, it is expected that the margins would trend towards the lower end of the range. See Note 1 to this section below.

Marketing and sales expenses were $207,000 and $546,000 (19.3% and 17.8% of the net sales) for the two months and five months ended March 31, 1996, respectively, compared to $405,000 and $961,000 (25.2% and 21.4% of the net sales) for the same periods one year ago, respectively. The decreases in expenditures were the result of planned reductions in payroll and related expenditures, travel and entertainment costs and certain other expenditures. The Company currently does not foresee any material events changing its current level of marketing and sales expenses relative to the printer and consumables business for the foreseeable future. See Note 1 to this section below.

Research and development costs were $32,000 and $77,000 (3.0% and 2.5% of net sales) for the two months and five months ended March 31, 1996, respectively, compared to $174,000 and $431,000 (10.8% and 9.6% of net sales) for the same period one year ago, respectively. The decreased expenditures were primarily in payroll and related costs and overhead costs. As a result of the termination of a portion of the Company's electronic presentation products business at the end of the fourth quarter of fiscal 1995, the Company spends significantly less time and costs on research and development than it has in the past. See Note 1 to this section below.

The Company has placed more emphasis on the identification of new products that it can acquire and re-sell under its own label, while attempting to maintain the quality of its existing color thermal and dye sublimation product offerings through the use of outside consultants as needed. The Company is currently not aware of any items which would materially impact the trend of research and development costs relative to the printer and consumables business for the foreseeable future either positively or negatively from the level of the five months ended March 31, 1996. See Note 1 to this section below.

General and administrative expenditures were $207,000 and $618,000 (19.3% and 20.1% of the net sales for the two months and five months ended March 31, 1996, respectively, compared to $121,000 and $366,000 (7.5% and 8.1% of net sales) for the same period one year ago, respectively. The increased expenditures were primarily due to increased costs associated with the Company's new direction. The Company expects general and administrative costs to increase from the levels of the five months ended March 31, 1996 associated with the Company's new strategic direction. See Note 1 to this section below.

As a result of the above-mentioned factors, the loss from operations was $101,000 and $136,000 for the two months and five months ended March 31, 1996, respectively, compared to the loss from operations of $68,000 and $30,000 for the same periods one year ago, respectively.

Interest income was $59,000 and $142,000 for the two months and five months ended March 31, 1996, respectively, compared to $41,000 and $132,000 for the same periods one year ago, respectively. The slight increase in interest was the result of slightly higher average cash, cash equivalent and short-term marketable securities balances. As a result of its merger with EMCO and the corresponding usage of cash and equivalents, the Company expects interest income to decrease. See Note 1 to this section below.

As a result of the above mentioned factors, the loss before income taxes was $42,000 for the two months ended March 31, 1996 and the income before income taxes was $6,000 for the five months ended March 31, 1996, compared to the loss before income taxes of $27,000 for the two months ended March 31, 1995 and the income before income taxes of $102,000 for the five months ended March 31, 1995. No benefit for income taxes was provided for in the periods ended March 31, 1996 due to the uncertainties surrounding realization of the benefits that would be generated. All such benefits have been reserved pursuant to Statement of Financial Accounting Standards No. 109.

The net loss was $42,000 ($.01 per share) for the two months ended March 31, 1996 and the net income was $6,000 ($0.00 per share) for the five months ended March 31, 1996, compared to the net loss of $15,000 ($0.00 per share) for the two months ended March 31, 1995 and the net income was $75,000
 ($0.01 per share) for the five months ended March 31, 1995.

Note 1: This paragraph contains forward-looking statements reflecting current expectations. The Company's actual results may differ materially from current expectations. Stockholders are urged to review facts that could cause actual results to vary from current expectations contained throughout this Management's Discussion and Analysis section as well as in the subsections titled "Factors Affecting Future Results" and "Merger with EMCO Recycling Corp.".

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash is the collection of accounts receivable arising from the sale of its products. At March 31, 1996, the Company had cash, cash equivalents and marketable securities of $6,995,000 compared to $6,393,000 at October 31, 1995. The increase in cash was primarily due to the net collections of accounts receivable, less purchases of inventory and reductions in operating expenses.

On April 11, 1996, the Company acquired EMCO Recycling Corp., an Arizona corporation ("EMCO"), pursuant to a Merger Agreement dated as of December 1, 1995, and as amended through March 7, 1996. In the merger, the outstanding shares of EMCO were converted into the right to receive 3,500,000 shares of Common Stock of the Company, warrants to purchase an aggregate of an additional 1,000,000 shares of Common Stock of the Company and $1,150,000 in cash. In connection with the Merger, the Company has deferred transaction related costs of $478,000 as of March 31, 1996, such total expected to be approximately $750,000, which will ultimately be included in the purchase price. In addition, the Company has purchased two parcels of land from the direct and indirect beneficial affiliates of Harold M. Rubenstein, the former principal shareholder of EMCO, a newly appointed member of the Board of Directors of the Company, and the Company's largest beneficial owner of the Company's shares for a total of $1,150,000 of which, $100,000 was paid in the form of cash and the remainder in the form of notes payable, due in three years, bearing interest at 9%. During March 1996, the Company loaned EMCO $1,000,000. Subsequent to March 31, 1996, the Company paid EMCO's $950,000 demand note to a current Board member and related party and provided EMCO further working capital of $500,000.

This Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, as well as with the Company's Definitive Joint Proxy Statement dated March 8, 1996 filed with the Commission. Refer also to the section below titled "Factors Affecting Future Results".

EMCO has recently required cash infusions from the Company. Refer to Item 5. Other Information.

The Company's Board of Directors intends to cause the Company to actively pursue acquisitions and mergers in unrelated fields, including, but not limited to, scrap metal recycling and/or telecommunications. Depending on the nature and size of potential acquisitions, mergers and other transactions, if any, the Company's cash flows from operating and investing activities, together with its cash, cash equivalents and marketable securities may not be sufficient in the future. The Company may have to supplement these sources of liquidity with additional sources of funds such as borrowings, stock offerings, etc. Refer also to the section below titled "Factors Affecting Future Results".

The Company's secured documentary letter of credit line expired effective March 31, 1996. The Company opens documentary letters of credit with Union Bank through the use of a secured cash account, such that for each dollar of letter of credit, the Company deposits the equivalent amount in a segregated cash account at Union Bank. Such segregated funds are released to the Company upon negotiation of the specific letter of credit. The segregated funds and purchase commitments outstanding at March 31, 1996 totaled $137,000.

The Company has a deferred tax asset valuation allowance which is primarily attributable to U.S. federal and state deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient income to utilize future deductions and credits. Management believes sufficient uncertainty exists regarding realization of these deferred tax assets that a valuation allowance is required. Although management believes that achievement of the required income is reasonably possible, there could be certain transactions and actions that change this belief in the future. The amount of the valuation allowance may be adjusted as income improves. Further, although management currently believes that no material deferred tax asset realization impairment would occur upon completion of the merger with EMCO, there can be no assurance that some or all of the deferred tax assets at March 31, 1996 will be fully realized.

During the first five months of fiscal 1996, additions to property and equipment were $12,000 compared to $12,000 for the same period one year earlier.

FACTORS AFFECTING FUTURE RESULTS

The operating results of the post-merger Company will be cyclical in nature. In the past, during periods of national recession, EMCO's operations have materially been affected. Future economic downturns are expected to materially and adversely affect the operating results of the Company. In addition, the Company's results of operations are operations subject to price fluctuations which occur in the metals commodities markets. While EMCO has in the past found it unnecessary to hedge its exposures to fluctuating metals prices, an abnormally sharp decline in prices could expose the Company to potential losses on inventories which have not been committed to specific sales contracts. Such losses could have a material adverse affect on the Company's results of operations.

Following the merger, the Company intends to continue to pursue additional acquisitions in the scrap metal area, and potentially, in other related fields. There can be no assurance that the Company will be able to effectively manage different business enterprises. The inability to control or manage growth effectively or to successfully integrate future new businesses into the Company's operations would have a material adverse affect on the Company's financial condition and results of operations.

As a result of the merger, the Company will have approximately $12 million in consolidated debt. In order to pursue additional expansion and acquisition opportunities, the Company may find it necessary to incur additional debt. The servicing of such present and future debt of the Company will utilize cash either in the form of cash-on-hand or cash generated by operating activities.

The scrap metal processing industry is highly competitive. Competition in the industry is intense in part because there are relatively low barriers of entry into the scrap metal collection business. In addition, the Company faces competition from producers of finished steel products, many of whom have substantially greater financial resources than the Company. The inability of the Company to compete in this environment would have a material adverse affect on the Company's financial condition and results of operations.

Scrap metal processing companies such as the Company have substantial ongoing working capital and capital equipment requirements in order to continue to grow. As a result, the Company may choose to seek equity or debt financing to fund future improvements and expansion of its business, as well as to make other acquisitions of scrap metal processing facilities. There can be no assurance that such financing will be available when needed or, if available, will be on satisfactory terms. The failure to obtain such financing would hinder the Company's ability to make continued investments in capital equipment and pursue expansions, which could materially adversely affect the Company's results of operations.

In addition, certain factors will continue to affect the Company's color printer and consumables operation. The Company had maintained a continuous program of enhancing existing products and introducing new products that have extended its various product lines. The Company believes that its future success will depend on its ability to continue to enhance its existing products and to develop new products which meet specific market needs in a cost-effective manner. There can be no assurance, however, that the Company's products will not be rendered obsolete by changing technology. Additionally, the introduction of new or enhanced products by its competitors could adversely affect the company's sales of existing products. In addition, lack of commercial acceptance of enhanced or new products introduced by the Company could adversely affect the Company's results of operations.

The Company's color printer and consumables operation principally uses standard components from multiple vendors. However, in many of its products, certain components are purchased from sole-source suppliers. The Company also purchases some printer consumables from sole-sources. There is no guarantee that the supply of sole-source components and consumables from these suppliers, along with any new, improved and lower cost components will continue to be made available to the Company. The Company attempts to reduce the risk of interruption in supply of components by maintaining adequate inventory. Loss or interruption of the supply of components from sole-source suppliers would require additional management and engineering efforts to develop and qualify alternate sources and any such loss could result in delays in product shipments which could adversely affect the Company's results of operations.

MERGER WITH EMCO RECYCLING CORP.

At its Annual Meeting of Shareholders held April 9, 1996, the Company's shareholders approved its previously announced merger with EMCO Recycling Corp., ("EMCO. At that same meeting, the Company's shareholders also approved the Company's corporate name change to Metal Management, Inc. Effective April 11, 1996, the Company completed this merger, and effective April 15, 1996, formally changed its Nasdaq stock symbol to "MTLM". In addition, on April 25, 1996, the Company elected to change its fiscal year end from October 31 to March 31. EMCO has become a wholly-owned subsidiary of Metal Management, and the EMCO shareholders received a total of 3,500,000 shares of common stock of GPC, plus warrants to purchase 1,000,000 shares of Metal Management, plus $1,150,000 in cash.

As a result of the substantial change in the Company's business as a result of the merger described above, , past financial performance should not be considered to be a reliable indicator of future performance. Stockholders should not use historical trends to anticipate results or trends in future periods. Further, the Company's stock price is subject to volatility. Any of these factors discussed above could have an adverse impact on the Company's stock price. In addition, failure of revenues or earnings in any quarter to meet the investment community's expectations, if any, as well as broader market trends unrelated to the company's performance could have an adverse impact on the Company's stock price.

This Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, as well as with the Company's Definitive Joint Proxy Statement dated March 8, 1996 filed with the Commission.

RECENT ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board (FASB) issue Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of". The statement must be adopted for its fiscal year beginning April 1, 1996. Based upon its preliminary review, management believes that there will be no material impact on the results of operations or financial condition upon adoption.

In October 1995, the FASB issued Statement No. 123 "Accounting for Stock-Based Compensation." The Company must adopt the disclosure requirements for its fiscal year beginning April 1, 1996. Based upon its preliminary review, management believes that there will be no material impact on the results of operations or financial condition upon adoption.

Item 5.   Other Information

EMCO has recently required cash infusions from the Company due to what it believes to be short-term liquidity requirements. From February 1996 through March 1996, EMCO's margins declined over the results noted in the Company's Definitive Joint Proxy Statement dated March 8, 1996 filed with the Commission, but such margins have ceased declining in April 1996. As a result of the above and increased interest expense, EMCO's operating results for the period from February 1, 1996 through April 30, 1996 declined from the pro-forma information contained in the proxy dated March 8, 1996. This paragraph contains forward-looking statements reflecting current expectations. The Company's actual results may differ materially from current expectations. Stockholders are urged to review facts that could cause actual results to vary from current expectations contained throughout this Management's Discussion and Analysis section as well as in the subsections titled "Merger with EMCO Recycling Corp." and "Factors Affecting Future Results".

PART II  OTHER INFORMATION

Item 2. Legal Proceedings

In connection with a divorce claim brought by Ellis Rubenstein, who is the son of Harold Rubenstein, a Board member of the Company, against Kristi Kae Rubenstein, Ms. Rubenstein asserted that EMCO should be made party to the proceeding. In response, on June 22, 1995, EMCO brought action for declaratory judgment against Ms. Rubenstein in Maricopa County Superior Court, Arizona. Also named as related party defendants in the action were Ellis Rubenstein, Empire Metals, Inc., Copperstate Metals, Inc., George O. Moorehead and Donald F. Moorehead. The action seeks to resolve whether or not Ellis Rubenstein or Kristi Kae Rubenstein own any shares in EMCO, whether or not Ellis Rubenstein or Kristi Kae Rubenstein own any portion of lease rights to a skybox paid for by EMCO and whether Ellis Rubenstein was lawfully terminated from his employment from EMCO. Kristi Kae Rubenstein contends that Ellis Rubenstein owns stock in EMCO in his individual name, that the skybox lease paid for by EMCO is subject to claims of usage by her and her family and that whether Ellis Rubenstein was unlawfully terminated from his employment from EMCO. EMCO believes that it has valid defenses to each of these claims, including the claim that Ellis Rubenstein is a shareholder in EMCO. EMCO filed a motion for summary judgment with respect to certain issues in November 1995 and a response from the defendants is to be filed with the court in June 1996. No hearing date has been set for the Summary Judgment motion. At this time, there can be no estimate of the outcome of this matter. While EMCO management believes that it has valid defenses to Kristi Kae Rubenstein's claims, there can be no assurance that any or all claims will not be resolved against EMCO.

Empire Metals, Inc. and Harold Rubenstein, the President and a substantial stockholder of Empire, have agreed to indemnify the Company and EMCO for any damages or costs resulting from claims made against the Company and EMCO relating to such action. Such indemnification obligations shall continue until Ellis Rubenstein and his spouse have released the Company and EMCO from all claims resulting from such action or a final non-appealable judgment in favor of the Company and EMCO has been entered and no other claim is pending against the Company and EMCO from any and all claims relating to such action. Empire and Mr. Rubenstein have granted to the Company a security interest in certain of the shares of the Company's common stock that Empire received or would be entitled to receive upon exercise of warrants in the Merger.

Item 4. Submission of Matters to Vote of Securities Holders.

(a) The Registrant held its Annual Meeting of Shareholders April 9, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b) The following management nominees for director were elected until the Company's next Annual Meeting of Stockholders or until their successors are elected and/or appointed, with the votes in favor and withheld for each nominee in parenthesis: Gerard M. Jacobs (4,890,685/61,444), T. Benjamin Jennings (4,893,351/58,778), Donald F. Moorehead (4,890,685/61,444), and
     Xavier Hermosillo (4,890,685/61,444).

     In addition, George O. Moorehead, Harold R. Rubenstein and Raymond Zack were appointed by the new Board of Directors to the Board of Directors on April 9, 1996 following the conclusion of the Annual Meeting.

     The Stockholders approved the Merger Agreement dated as of December 1, 1995 and as amended through March 7, 1996, between the Company, GPAR Merger, Inc., EMCO Recycling Corp. and the direct and indirect beneficial owners of EMCO common stock and the related Agreement of Merger between the Company and EMCO, which provides for the merger of GPC with and into EMCO. The number of shares voting in favor were 3,435,279, against were 90,505, broker non-vote were 1,748,633, and abstain were 60,236.

     The Stockholders approved the amendment to the Certificate of Incorporation of the Company in order to increase the number of authorized shares of Common Stock of the Company by 20 million to 40 million. The number of shares voting in favor were 4,733,526, against were 153,321, broker non-vote were 382,524, and abstain were 65,282.

     The Stockholders approved the amendment to the Certificate of Incorporation of the Company in order to change the name of the Company to "Metal Management, Inc.". The number of shares voting in favor were 4,758,934, against were 129,770, broker non-vote were 382,524, and abstain were 63,425.

     The Stockholders approved the Board of Directors' adoption of the 1996 Director Option Plan, and the reservation of 100,000 shares of Common Stock of the Company for issuance thereunder. The number of shares voting in favor were 4,575,951, against were 198,391, broker non-vote were 483,485, and abstain were 76,826.

     The Stockholders approved an amendment to the 1995 Stock Option Plan in order to increase the number of shares of Common Stock reserved for issuance under the Plan by 800,000 shares. The number of shares voting in favor were 3,435,279, against were 90,505, broker non-vote were 1,748,633, and abstain were 60,236.

     The Stockholders approved an amendment to the Bylaws to provide that the Board of Directors shall have the power to determine the number of authorized directors of the Company. The number of shares voting in favor were 3,206,635, against were 304,884, broker non-vote were 1,731,122, and abstain were 92,012.

     The Stockholders approved and ratified the Board of Directors' selection of Price Waterhouse LLP as independent public accountants for the Company for the fiscal year ending October 31, 1996. The number of shares voting in favor were 4,870,261, against were 10,113, broker non-vote were 382,774 and abstain were 71,505.

Item 6. Exhibits and Reports of Form 8-K.

     (a) Exhibits: 27.1 Financial Data Schedule

     (b) Reports on Form 8-K

     The Company filed a Form 8-K dated April 25, 1996. The Form 8-K reported that by virtue of the merger with EMCO Recycling Corp. there may have been a change in control of the registrant (Item 1) and acquisition or disposition of assets (Item 2). In addition, the Form 8-K reported a change in fiscal year (Item 8).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        METAL MANAGEMENT, INC.

Dated: May 22, 1996     By  / s /  Gerard  M. Jacobs
                            ------------------------
                            President, Chief Executive Officer and Director
                            (Principal Executive Officer)


Dated: May 22, 1996     By  / s /  William A. Spazante
                            --------------------------
                            Vice President, Finance and Chief Financial Officer
                            (Principal Financial and Accounting Officer)