Form 10-Q
period 1996-06-30
METAL MANAGEMENT INC
filed 1996-08-14
CIK 795665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


Commission File Number 0-14836


                             METAL MANAGEMENT, INC.


             (Exact Name of Registrant as Specified in its Charter)

Delaware                                             94-2835068
(State of incorporation)                   (I.R.S. Employer Identification
No.)

101 West Grand, Suite 200, Chicago, IL 60610
(Address of principal executive office including zip code)

(312)-645-0700
(Telephone including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes     X             No
                                           ---               ---

At August 7, 1996, there were 8,903,000 shares of Common Stock of the Registrant outstanding.

                             METAL MANAGEMENT, INC.


                                      INDEX


                                                                                                     Page No.
PART I   FINANCIAL INFORMATION

    ITEM 1:   Financial Statements (Unaudited)

        Consolidated Condensed Balance Sheets
           June 30, 1996 and March 31, 1996                                                                  3

        Consolidated Condensed Statements of Operations
           For the three months ended June 30, 1996 and July 31, 1995; for the three months ended June 30, 1995 for EMCO Recycling Corp. and pro forma
           for the three months ended July 31, 1995.                                                         4


        Consolidated Condensed Statements of Cash Flows
           For the three months ended June 30, 1996 and July 31, 1995; for the three months
           ended June 30, 1995 for EMCO Recycling Corp.                                                      5


         Notes to Consolidated Condensed Financial Statements                                                6

   ITEM 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                               9

PART II   OTHER INFORMATION

Item 1. Legal Proceedings                                                                                   13

Item 4. Submission of Matters to Vote of Security Holders                                                   13

Item 6: Exhibits and Reports on Form 8-K                                                                    14

SIGNATURES                                                                                                  16

                             METAL MANAGEMENT, INC.
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

Part I- Financial Information

Item 1

                                                                   June 30,               March 31,
                                                                     1996                   1996
                                                                 ------------         -------------
ASSETS:

Current assets:
   Cash and cash equivalents                                     $  1,708,000         $   3,093,000
   Marketable securities (Note 7)                                   1,682,000             2,644,000
   Accounts receivable, net                                         7,696,000             1,488,000
   Loan to EMCO Recycling Corp.                                           ---             1,000,000
   Inventories (Note 6)                                             1,709,000             1,359,000
   Prepaid expenses                                                   893,000                58,000
   Refundable income taxes                                                ---                70,000
   Net assets held for sale (Note 3)                                1,120,000                   ---
                                                                 ------------         -------------

         Total current assets                                      14,808,000             9,712,000

Marketable securities (Note 7)                                        115,000               115,000
Deferred charges (Note 2)                                                 ---               478,000
Property and equipment, net                                         8,930,000                44,000
Goodwill and other intangibles, net (Note 2)                       11,088,000                   ---
                                                                 ------------         -------------

        Total Assets                                             $ 34,941,000         $  10,349,000
                                                                 ============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Operating Line of Credit                                      $  4,662,000         $         ---
   Accounts payable                                                 2,852,000               282,000
   Accrued compensation and benefits                                      ---               149,000
   Other accrued liabilities                                        1,025,000               310,000
   Current portion of long term debt                                1,229,000                   ---
                                                                 ------------         -------------

        Total current liabilities                                $  9,768,000               741,000

   Long term debt, less current portion                             4,581,000
   Other liabilities                                                1,581,000
                                                                 ------------         -------------

        Total Liabilities                                        $ 15,930,000               741,000
                                                                 ============         =============

Stockholders' equity
   Common stock                                                  $     98,000                53,000
   Additional paid-in capital                                      12,532,000             3,325,000
   Retained earnings                                                6,381,000             6,230,000
                                                                 ------------         -------------

        Total equity                                               19,011,000             9,608,000
                                                                 ============         =============

        Total liabilities and equity                             $ 34,941,000         $   10,349,00
                                                                 ============         =============

                             METAL MANAGEMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                       EMCO
                                                                                     Recycling
                                                  Metal Management, Inc.               Corp
                                               --------------------------           --------------
                                                                                       For the                  Pro Forma
                                               For the three months ended              Three                    Combined
                                               --------------------------              Months                  Three Months
                                              June 30,             July 31,            Ended                      Ended
                                                1996                1995            June 30, 1995             July 31, 1995
                                            ------------        ------------        --------------            --------------
Net sales                                     15,978,000                                17,499,000                17,499,000
Cost of sales                                 13,978,000                                13,877,000                13,877,000
                                            ------------        ------------        --------------            --------------

Gross profit                                   2,000,000                   0             3,622,000                 3,622,000

Operating expenses:
   Marketing and sales                           142,000                                   104,000                   104,000
   General & Administrative                    1,658,000             257,000             2,624,000                 3,088,000
                                            ------------        ------------        --------------            --------------
Total operating expenses                       1,800,000             257,000             2,728,000                 3,192,000

Income (loss) from continued
   operations                                    200,000            (257,000)              894,000                   430,000
Interest expense                                 233,000                                   359,000                   359,000
Other (income) expense                           (38,000)            (89,000)              (13,000)                 (102,000)
                                            ------------        ------------        --------------            --------------
Income (loss) from continuing
   operations before income tax
   and discontinued operations                     5,000            (168,000)              548,000                   173,000
Provisions (benefit) from
   income tax                                                        (85,000)              270,000                   133,000
                                            ------------        ------------        --------------            --------------
Income (loss) from continuing
   operations                                      5,000             (83,000)              278,000                    40,000

Discontinued operations (Note 3)
   Income (loss) from operations
   of discontinued Spectra*Star
   division, net of income taxes
   (benefit) of $0 in 1996 and
   ($83) in 1995                                 146,000            (172,000)                                       (172,000)
                                            ------------        ------------        --------------            --------------
Net income (loss)                           $    151,000        ($   255,000)             $278,000                 ($132,000)
                                            ============        ============        ==============            ==============
Net income (loss) per share for:
   Continuing operations                    $       0.00        ($      0.02)               N/A                        $0.00
   Discontinued operations                          0.02               (0.03)               N/A                        (0.02)
                                            $       0.02        ($      0.05)               N/A                       ($0.01)
Weighted average number of
   shares outstanding                          9,370,000           5,123,000                                       9,370,000

                             METAL MANAGEMENT, INC.
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                      For the three months ended
                                                         ----------------------------------------------------
                                                              Metal Management, Inc.
                                                         ---------------------------------
                                                                                               EMCO Recycling
                                                           June 30, 1996     July 31, 1995      June 30, 1995
                                                          --------------     -------------     --------------
Cash provided (used) by operating activities:
  Net income (loss)                                         $   151,000        $ (255,000)       $  279,000
    Adjustments to reconcile net income to cash
    provided by (used in) operating activities -
      Depreciation and amortization                             522,000               -             160,000
      Deferred income taxes                                                       181,000          (191,000)
      Other                                                         -                 -                 -
  Changes in assets and liabilities net of effects of
  Purchase of EMCO recycling Corp.:
      Accounts receivable                                      (499,000)              -            (431,000)
      Inventory, net of amounts reclassified to
      assets held for sale                                      317,000               -           1,111,000
      Accounts payable                                         (769,000)              -                 -
      Accrued liabilities                                        91,000            84,000          (294,000)
      Other net                                                 289,000           629,000          (184,000)
                                                            -----------        ----------        ----------
    Net cash provided (used) by operations                      102,000           639,000           450,000
                                                            -----------        ----------        ----------

Cash flows provided (used) by investing activities:
      Marketable securities                                     962,000           427,000               -
      Purchase of property and equipment                       (712,000)           (8,000)         (184,000)
      Capitalized software development costs                        -            (147,000)              -
      Payment for purchase of EMCO, net cash
      acquired of $660,000                                     (792,000)              -                 -
                                                            -----------        ----------        ----------
    Net cash provided (used) by investing activities           (542,000)          272,000          (184,000)
                                                            -----------        ----------        ----------

Cash flows provided (used) by financing activities:
      Common Stock issued under Employees Stock
      Purchase, Employee Stock Option and Executive
      Bonus Plans                                                   -              12,000               -
      Borrowings on line of credit, net                         148,000               -            (536,000)
      Repayment of borrowings, net                           (1,093,000)              -             (75,000)
      Payment of cash dividends                                     -            (306,000)              -
                                                            -----------        ----------        ----------
    Net cash provided (used) by financing activities           (945,000)         (294,000)         (611,000)
                                                            -----------        ----------        ----------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                       (1,385,000)          617,000          (345,000)

CASH AND CASH EQUIVALENTS, beginning of period                3,093,000           963,000           566,000
                                                            -----------        ----------        ----------

CASH AND CASH EQUIVALENTS, end of period                    $ 1,708,000        $1,580,000        $  221,000
                                                            ===========        ==========        ==========

METAL MANAGEMENT, INC.
Notes to financial statements

Note 1 - Basis of Presentation

In accordance with its previously announced business strategy, the business of Metal Management, Inc. (hereinafter referred to as "Metal Management" or the "Company") has changed significantly during the past year. The Company completed its first of many planned acquisitions in the scrap metal recycling industry with the purchase of EMCO Recycling Corp. (EMCO) in April 1996 (see below), it discontinued its Spectra*Star and consumables business during the first quarter of fiscal 1997 and its VideoShow and related product lines in the fourth quarter of fiscal 1995, and changed its year end from October 31 to March 31, effective April 1, 1996. As a result of the above changes, no prior year quarterly information is truly comparable to the Company's current operating activities. In an effort to provide meaningful comparable information for the prior year's quarter, without incurring unreasonable expense, the Company has included quarterly information for the quarter ended July 31, 1995 because it is the most comparable quarter in terms of timing. In addition, such quarterly information is supplemented by unaudited financial information for EMCO for the quarter ended June 30, 1995 which is presented for informational purposes. The proforma income statement information for the quarter ended July 31, 1995 assumes the acquisition of EMCO was consummated as of April 1, 1995 and includes amortization of goodwill and other intangibles ($207,000) arising from the acquisition.


Note 2 - Acquisition of EMCO Recycling Corp.

On April 11, 1996, the Company completed the acquisition of EMCO Recycling Corp., a scrap metal recycling company based in Phoenix, AZ, for a purchase price of approximately $12.8 million ($2.0 million in cash, 3.5 million shares of common stock valued at $8.8 million, 600,000 warrants at $4.48 per share and 400,000 warrants at $6.48 per share valued at $.3 million and $1.7 million in other long term liabilities which bear interest at 7%). In connection with the acquisition the Company also acquired land used in the scrap metal business which was indirectly owned by one of the principal former owners of EMCO for $1.1 million ($150,000 in cash and $900,000 in notes payable in three years which bear interest at 9%). The acquisition of EMCO was accounted for using the purchase method of accounting, accordingly its results are included in the consolidated financial statements from the date of purchase. The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to covenants-not-to-compete ($1.7 million which is amortized over 10 years) with the remainder to goodwill ($9.6 million which is amortized over 15 years). A summary of the tangible assets acquired and liabilities assumed is as follows:

         Current assets                                       $ 8,877,000
         Noncurrent assets                                      7,767,000
         Current liabilities                                   (9,348,000)
         Non current liabilities                               (5,785,000)
                                                              -----------
                                                                1,511,000

         Intangible assets, including goodwill of
         $9.5 million and covenants not to compete
         of $1.7 million                                       11,261,000
                                                              -----------
                                                              $12,772,000
                                                              ===========

Assuming the acquisition of EMCO had occurred as of the first day of the five month transition period ended March 31, 1996 and the first day of the Company's last full fiscal year ended October 31, 1995, pro forma results of operations, after adjusting for discontinued operations, would be as follows:

                                                               Five Months         Year Ended
                                                               Ended March         October 31,
                                                                31, 1996              1995
                                                              ------------         ------------
         Net sales                                            $ 29,752,000         $ 69,590,000
                                                              ============         ============
         Income (loss) from continuing operations              ($1,404,000)        $  2,934,000
                                                              ============         ============
         Net income (loss)                                    ($   912,000)        $  1,907,000
                                                              ============         ============
         Net income (loss) per share for continuing
         operations                                           ($      0.10)        $       0.22
                                                              ============         ============


Note 3 - Discontinued Operations: Sale of Spectra*Star Division/VideoShow Product Line

During the first quarter of fiscal 1997, management made the decision to exit the Spectra*Star printer and consumables business. On July 16, 1996 Mannesmann Tally (Tally) acquired the inventory and related production equipment for approximately $1.3 million in cash and other contingent consideration in the form of royalties on future revenues from the sale of Spectra*Star printers and related consumables by Tally. Consequently, the printer and consumables business is reported as a discontinued operation for all periods presented. The operating results of the division have been netted and reported as a single line item in the income statement entitled "Income (loss) from discontinued operations, net of income taxes". The Company anticipates recognizing a modest gain in the second quarter of fiscal 1997 (after transaction related expenses and placing no value on the other contingent consideration) from the sale of the division. The other contingent consideration will be recorded when it becomes known and will be reported as additional gain on sale of the printer and consumables business.

Also reported as discontinued operations is the VideoShow and related product lines (VideoShow) which was discontinued in the fourth quarter of fiscal 1995. VideoShow together with the Spectra*Star printer and consumables business formed the Company's presentation products business segment. Consequently, with the sale of the printer and consumable business, and the discontinuance of VideoShow, both are included in discontinued operations in the accompanying financial statements.


Note 4 - Financial Statements

The accompanying Consolidated Condensed Balance Sheets of Metal Management, Inc. at June 30 and March 31, 1996 and the Consolidated Condensed Statements of Operations for the three months ended June 30, 1996 and July 31, 1995, respectively, and the Consolidated Condensed Statements of Cash Flows for the three months ended June 30, 1996 and July 31, 1995, respectively, have not been audited by independent accountants. However, in the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods, have been made.

The Consolidated Condensed Financial Statements included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, with the Company's Definitive Joint Proxy Statement dated March 8, 1996, the Transitional 10-Q for the five months ended March 31, 1996, and Forms 8-K and 8-K/A dated April 11, 1996, filed with the Commission.


Note 5 - Supplemental Cash Flow Information

During the first quarter of fiscal 1997, in connection with the acquisition of EMCO Recycling Corp., the company issued 3,500,000 shares of common stock, 600,000 warrants at $4.48 and 400,000 warrants at $6.48 to acquire MMI common stock in connection with the acquisition. In conjunction with the aquisition, liabilities were assumed as follows:

                Fair value of assets acquired                   $27,905,000
                Cash paid of $1.9 million, loan of
                  $1 million and other consideration             13,772,000
                                                                -----------
                Liabilities assumed                             $14,133,000
                                                                ===========

In a related transaction, the company also issued $950,000 of notes payable in three years which bear interest at 9% to acquire land used in its scrap metal recycling business


                                              Three Months Ended
                                             --------------------     EMCO
                                             June 30,    July 31,    June 30,
                                               1996        1995        1995
                                             --------    --------    --------

    Interest Paid                            $251,000    $  ---      $408,000
    Income taxes paid (refunds received)        8,000       ---       799,000


Note 6 - Inventories

      Inventories consisted of:

                                            June 30,         March 31,
                                             1996             1996
                                          ----------       ----------
      Ferrous                             $  164,000       $  416,000
      Non Ferrous -     Processed            852,000          762,000
                        Unprocessed          682,000          575,000
                                          ----------       ----------
                                          $1,698,000       $1,753,000
                                          ==========       ==========


Note 7 - Marketable securities

Marketable securities are stated at cost, which approximates market value. Marketable securities maturing within one year are classified as current assets. The Company's marketable securities are classified in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, management is required to determine the appropriate classification of its securities at the time of purchase and reevaluate such designation as of each balance sheet. Held-to-maturity securities are reported at amortized cost. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net reported in a separate component of shareholders' equity until disposition. Realized gains and losses and declines in value judged to be other than temporary are included in other (income) expense.

All marketable securities are classified as available-for-sale securities as of June 30, 1996. Gross unrealized losses were not material to the financial statements taken as a whole as of June 30, 1996.


Note 8 - Pending Merger

On August 7, 1996, the Company announced that it signed a Letter of Intent to acquire a scrap metal recycling company in southern California for a combination of cash of $6.5 million, 725,000 shares of common stock and other consideration. The Company hopes to close the transaction by September 30, 1996, but such closing is contingent upon completion of due diligence and meeting certain regulatory filing requirements.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed throughout this Form 10-Q filing are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following: the risk that announced mergers are not consummated, the risk of challenges from the Company's competition, and the risk that the Company will face difficulties in consolidating and controlling operations of diverse geographic locations, as well as other risk factors discussed in "Factors Affecting Future Results" below.

On April 11, 1996, the Company acquired EMCO Recycling Corp., an Arizona corporation ("EMCO"), pursuant to a Merger Agreement dated as of December 1, 1995, and as amended through March 7, 1996. The Consolidated Condensed Financial Statements included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, with the Company's Definitive Joint Proxy Statement dated March 8, 1996, the Transitional 10-Q for the five months ended March 31, 1996, and Forms 8-K and 8-K/A dated April 11, 1996, filed with the Commission.


RESULTS OF OPERATIONS

With the acquisition of EMCO on April 11, 1996 and the sale on July 16, 1996 of the Spectra*Star Division, the operating results for the quarter combine a closing out of the previous high tech business operations in the same quarter with the commencement of the new direction of the Company into the metals recycling industry. Management believes that comparisons of financial data associated with discontinued operations would not be meaningful or relevant and, accordingly, the following information and comparisons are, to the extent possible, related primarily to EMCO's operations.

Sales for the quarter ended June 30, 1996 and 1995 are shown in the following comparative table:

                                            1996                                           1995
                            --------------------------------------        --------------------------------------
                                                            %Total                                        %Total
     Commodity                Weight         Amount          Sales         Weight          Amount          Sales
                                           -----------       -----        --------       -----------       -----
     Ferrous                  42,000 T     $ 4,944,000        30.9%         39,200 T     $ 4,425,000        25.3%
     Nonferrous                9,500 T      10,835,000        67.8%         10,900 T      12,947,000        74.0%
     Other                        --           199,000         1.3%             --           127,000          .7%
                            --------       -----------       -----        --------       -----------       -----

     Totals                   51,500 T     $15,978,000         100%         50,100 T     $17,499,000       100.0%
                            ========       ===========       =====        ========       ===========       =====


The major cause of the decrease in nonferrous sales was attributable to commodity prices which have generally declined for the past three quarters. Spot copper prices moved down from $1.14/lb at March 31, 1996 to $0.88/lb at June 30, 1996, a 23% drop. Similarly, aluminum spot prices declined from $0.74/lb at March 31, 1996 to $0.66/lb at June 30, 1996, down 11%. Compounding the effects of price declines is a reduced supply of scrap metal as holders of scrap wait to see if prices will recover. This resulted in a net decrease in nonferrous tonnage sold by the Company of 1400 tons from 1995 levels. In addition, the markets have reacted negatively to the much publicized speculative trading losses sustained by a major copper trader.

During the current quarter (and for the two previous quarters) EMCO has kept inventories at minimum working levels ($1,698,000 at June 30, 1996 compared to $2,597,000 at June 30, 1995) and matched purchases against firm sales orders in order to maintain gross sales margins while protecting against unfavorable price fluctuations.

Gross margins for the quarter were $2,000,000, up from $1,788,000 for the comparable period in 1995, primarily as a result of increased sales of ferrous metals which carry a higher gross profit margin than nonferrous. One additional factor adversely affecting gross margins was the continuing problems of obtaining sufficient rail cars for ferrous shipments. The Company continued to shift its reliance for transportation to the trucking industry, resulting in higher freight costs of approximately $18,000 during the quarter.

Selling expenses rose $38,000 as compared to the same quarter in 1995. This increase is due to additional purchasing/marketing staff added to build overall volumes. It is anticipated that further increases will be reflected in future operations as increased emphasis is being placed on business development.*

General and administrative expenses rose from $1,047,000 in the first quarter of 1995 to $1,658,000 in 1996. The majority of that increase, $400,000, was attributable to depreciation on capital additions ($207,000) and amortization of intangible costs ($193,000) associated with the acquisition of EMCO by Metal Management. The remaining increase was associated with the changes in corporate structure, legal expenses, and development costs related to the change in business activity and direction of the Company during the past year.

Income (loss) from continuing operations declined from $637,000 in 1995 to $200,000 for the quarter ended June 30, 1996. Interest expense declined as well, from $359,000 in 1995 to $233,000 in the current quarter. $94,000 of that reduction was attributable to elimination of fees on a discontinued $2,000,000 stand-by line of credit to EMCO.

Other income and expense declined from $102,000 in the first quarter of 1995 to $38,000 for the comparable period in 1996, primarily as a result of utilizing cash for the acquisition of EMCO.

No provision for income taxes has been required for the current quarter as compared to $185,000 in the period ended March 31, 1995. The Company has net operating loss carry-forwards and other deferred tax assets against which a valuation allowance has been recorded which effectively eliminates the need to provide taxes in the first quarter of 1997. Net income from continuing operations amounted to $5,000 ($0.00 per share) for the current quarter compared to $195,000 ($0.02 per share) for the comparable quarter in 1995.

The income from discontinued operations recorded for the Spectra*Star Division for the quarter ended June 30, 1996 was $146,000 ($0.02 per share), compared to a loss for the same quarter in 1995 of $172,000 ($0.03 per share). The Company anticipates that a modest gain on the sale of the assets will be recorded in the second quarter of 1996, as well as the commencement of royalty income.*

Net income for the quarter ended March 31, 1996, including discontinued operations, amounted to $151,000 ($0.02 per share) compared to $23,000 ($0.00 per share) for the same period in 1995.

- ------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Stockholders are strongly encouraged to review the section entitled "Factors Affecting Future Results" commencing on Page 12 for a discussion of factors that could affect future performance.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of cash are EMCO's operations, collection of outstanding accounts receivable remaining from its discontinued Spectra*Star division and royalties expected to be earned in future periods. At June 30, 1996, the Company had $3,390,000 in cash, cash equivalents and marketable securities compared to $5,737,000 at March 31, 1996. The decrease is primarily attributable to the funds used to close the merger and acquisition of EMCO and to retire certain of EMCO's outstanding debt. Excluding any mergers, cash, cash equivalents and marketable securities available for operations appear to be adequate to meet the Company's operating needs for the remainder of the fiscal year.*

The Company has an operating line of credit of up to $8 million which is based on qualifying accounts receivable and inventories of EMCO. As of June 30, 1996, EMCO had substantially utilized the available capacity under the line.

The Company's Board of Directors intends to cause the Company to actively pursue acquisitions and mergers in various fields, including, but not limited to, scrap metal recycling and/or telecommunications. Depending on the nature and size of potential acquisitions, mergers and other transactions, if any, the Company's cash flows from operating and investing activities, together with its cash, cash equivalents and marketable securities may not be sufficient in the future. The Company may have to supplement these sources of liquidity with additional sources of funds such as borrowings or stock offerings. Refer also to the section below titled "Factors Affecting Future Results."

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





- ------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Stockholders are strongly encouraged to review the section entitled "Factors Affecting Future Results" commencing on Page 12 for a discussion of factors that could affect future performance.

FACTORS AFFECTING FUTURE RESULTS

         The following factors should be considered carefully in evaluating the Company and its business. The risk factors described below contain forward-looking statements that involve risks and uncertainties. The Company's and EMCO's actual results may differ materially from the results discussed in the forward-looking statements.

Recent Merger, Sale and Significant Change in Strategic Direction

         In the past year, the Company has undergone a significant change in strategic direction and emphasis. Immediately prior to April 11, 1996, the Company's business had consisted of designing, manufacturing and marketing color printers and related consumables, including ribbons, transparencies and paper. In the fourth quarter of fiscal 1995, the Company discontinued its VideoShow and related product lines. (The Company remains liable for certain warranties extended for the discontinued VideoShow product line. Reserves have been established for such purposes and are believed to be adequate.) Then, on April 11, 1996, the Company acquired EMCO Recycling Corp. ("EMCO"), an Arizona corporation engaged in scrap metal processing (the "Merger"). In addition, the Company purchased two parcels of land owned directly or beneficially by Harold
M. Rubenstein, the former principal beneficial shareholder and former Chairman of the Board of EMCO. On July 16, 1996, the Company sold to Mannesmann Tally the inventory and related production equipment of its Spectra*Star printer and consumables business. And on August 7, 1996, the Company announced the signing of a Letter of Intent to acquire a scrap metal recycling company in Southern California. The Company anticipates future acquisitions of other companies in the scrap metal industry and potentially also in other industries. Reflective of the Company's overall change in emphasis is its corporate name change on April 12, 1996, from General Parametrics Corporation ("GPC") to Metal Management, Inc. The ramifications of the changes in the Company's business are discussed in greater detail below.

         Given the substantial changes in the Company's business in the past year, past financial performance should not be considered a reliable indicator of future performance. Potential purchasers should not use historical trends to anticipate results or trends in future periods.

Cyclicality of Operating Results

        The operating results of the scrap metal processing industry in general and the Company's EMCO subsidiary in particular are highly cyclical in nature as they tend to reflect and amplify the general national economic condition. In periods of national recession or periods of minimal economic growth, the operations of scrap metal companies have been materially adversely affected. During recessions or periods of minimal economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum supplies. For example, from approximately 1988 to 1993, the scrap industry was adversely affected for a period of five years. Due in part to this effect, the predecessors of EMCO, Empire Metals, Inc. ("Empire") and Copperstate Metals, Inc. ("Copperstate"), entered bankruptcy proceedings in 1990 and 1991, respectively. Future economic downturns may be expected to materially and adversely affect the operating results of the Company. The ability of the Company and EMCO to withstand significant economic downturns in the future will depend in part on the amount of available cash held by the Company. Recently, EMCO has required cash infusions from the Company due to what it believes to be short-term liquidity requirements; there can be no assurance, however, that liquidity constraints will not continue or worsen.

Price Fluctuations

         EMCO's results of operations have been in the past, and the results of operations of the overall Company are expected to be, subject to price fluctuations that occur in the metals commodities markets. While EMCO has in the past generally found it unnecessary to hedge its exposures to fluctuating metals prices because of the short-term nature of its purchase and sale agreements, an abnormally sharp decline in prices could expose EMCO and the Company to potential losses on inventories that have not been committed to specific sales contracts. Such losses could have a material adverse effect on the Company's results of operations.

Risk of Expansion Strategy

         The Company currently plans to continue to pursue additional acquisitions in the scrap metal area and, potentially, in other related or unrelated fields, including but not limited to telecommunications. There can be no assurance that any future mergers will be consummated or that, if they are, the Company will be able to effectively manage disparate business enterprises. The ability of the Company to achieve its expansion objectives and to manage its growth effectively depends on a variety of factors, including the ability to identify appropriate acquisition targets and to negotiate acceptable terms for their acquisition, the integration of new businesses into the Company's operations and the availability of capital. These difficulties will be exacerbated in the event that the Company expands in states outside of Arizona and California. The inability to control or manage growth effectively or to successfully integrate future new business into the Company's operations would have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be able to successfully expand or that growth and expansion will result in profitability. There can be no assurance that the Company will be able to realize any of the other anticipated benefits of the Merger or any future acquisitions that it may undertake.

Existing and Future Debt of the Company

         As a result of the Merger, the Company has approximately $10 million in consolidated debt. In order to pursue expansion and acquisition opportunities, the Company may find it necessary to incur additional debt, either through bank or credit lines or the sale of debt securities in registered or unregistered transactions, in addition to any additional equity financing it may do. The servicing of such present and future debt of the Company will utilize cash either in the form of cash on hand or cash generated by operating activities.

Risk of Dilution to Existing Stockholders

         The Company's strategy of expansion and additional acquisitions may require it to issue additional shares of Common Stock or securities convertible into Common Stock as consideration for additional acquisitions. Issuance of a material amount of Common Stock or such securities would result in significant dilution to the then-existing stockholders of the Company. The Company may also be required to seek equity financing to meet future capital requirements, which would also result in additional dilution. See "Immediate and Future Capital Requirements."

Competition in the Scrap Metal Industry

         The scrap metal processing industry is highly competitive, with the principal competitive factors being price and availability of scrap metal supplied. Competition in the industry is intense in part because the barriers to entry into the scrap metal collection business are relatively low. Additionally, EMCO faces competition from producers of finished steel products, many of whom have substantially greater financial resources than EMCO and the Company, who may vertically integrate by entering the scrap metal processing business. The inability of EMCO to compete in this environment would have a material adverse effect on the Company's financial condition and results of operations.

Immediate and Future Capital Requirements

         Scrap metal processing companies such as EMCO have substantial ongoing working capital and capital equipment requirements in order to continue to operate and grow. During March 1996, the Company loaned EMCO $1,000,000 for short-term working capital requirements. Upon closing of the Merger, the Company advanced EMCO $950,000, and EMCO paid its demand note of $950,000 to Donald F. Moorehead, a director of the Company and EMCO. Also, subsequent to March 31, 1996, the Company loaned EMCO an additional $500,000 for additional working capital purposes. The Company may find it necessary to infuse additional cash into EMCO for additional working capital purposes. In order to remain competitive, EMCO must continue to make significant investments in capital equipment. As a result, the Company will likely seek equity or debt financing to fund future improvements and expansion of its scrap metal processing business as well as to make other acquisitions of scrap metal processing facilities. There can be no assurance that such financing will be available when needed, or that, if available, it will be on satisfactory terms. The failure to obtain financing would hinder the Company's and EMCO's ability to make continued investments in capital equipment and pursue expansions, which could materially adversely affect results of operations. Any such equity financing would result in dilution to the then-existing stockholders of the Company.

Company Management Factors

         While management team members who came from EMCO have experience with scrap metal processing operations, both they and the pre-Merger officers of Metal Management may be outside their areas of experience in the event that the Company pursues acquisition opportunities outside of scrap metal processing. Additionally, while T. Benjamin Jennings, the current Chairman of the Board and Chief Development Officer, is currently devoting substantially all of his time to such position, Gerard M. Jacobs, the current President and Chief Executive Officer, has numerous other business interests and will be unable for some time to dedicate his full time to the Company's operations. However, since the Merger, Mr. Jacobs has been able to reduce his personal time commitment to certain of such other business interests and is currently devoting most of his business time to the Company. As a result, the success of the Company will depend, in large part, upon the involvement of EMCO management. There can be no assurance that the Company will be able to retain key management personnel.

         Additionally, certain members of EMCO management have been involved in bankruptcy proceedings in the past as a result of the bankruptcy proceedings of EMCO's predecessor companies, Copperstate and Empire.

Control of Company by Management and Principal Stockholders

         As a result of the Merger, Messrs. Jacobs and Jennings, together with George O. Moorehead and Donald F. Moorehead, with whom Messrs. Jacobs and Jennings have had substantial past business relationships, collectively own an aggregate of approximately 28% of the outstanding Common Stock of the Company. In addition, Harold Rubenstein, formerly the Chairman of the Board of EMCO, beneficially owns approximately 26% of the outstanding Common Stock of the Company, while Gerald Zack, Raymond F. Zack and David M. Zack, who are brothers, collectively beneficially own -- through their ownership of Copperstate -- an aggregate of approximately 13% of the outstanding Common Stock of the Company. Pursuant to demand registration rights of Copperstate, the Company has filed a registration statement on Form S-3 (the "S-3 Registration Statement") to register 300,000 shares held by Copperstate. After the sale of shares being registered by the S-3 Registration Statement, the Zacks will collectively beneficially hold 10% of the Company's outstanding shares. Accordingly, Messrs. Jennings and Jacobs, together with the Mooreheads, Harold Rubenstein and the Zacks, will collectively have sufficient voting power (approximately 58%) after the sale of shares being registered to control the outcome of all matters (including the election of a majority of the directors and any future merger, consolidation or sale of assets of the Company) submitted to Company stockholders for approval and may be deemed to have effective control over the affairs and management of the Company. This assumes that the shares being offered by Copperstate will not be purchased by any of the individuals in the aforementioned group. The sale of some or all of the shares to such individuals would increase commensurately the control of such individuals and the group over the Company. This controlling interest in the Company may also have the effect of making certain transactions more difficult or impossible, absent the support of Messrs. Jennings and Jacobs and such other persons. Such transactions could include proxy contests, mergers involving the Company, tender offers and open market purchase programs that could give stockholders of the Company the opportunity to realize a premium over the then-prevailing market price of their shares of Common Stock.

Concentration of Customers and Credit Risk

         The Company's three largest customers for the three-month period ended June 30, 1996, represented in the aggregate approximately 17.6% of the Company's revenues for that period. The Company's results of operations are substantially dependent upon continuing orders from such customers, and any cancellation of or reduction in orders from such customers could have a material adverse effect on the Company's results of operations. This risk is exacerbated by the fact that most of the Company's customers are not bound by long-term purchase contracts but instead do business with the Company on the basis of short-term contracts.

         One customer accounted for $477,000, or approximately 6.2%, of the Company's total accounts receivable as of June 30, 1996.

Dependence on Scrap Suppliers

        EMCO's scrap processing operations are dependent upon the supply of scrap materials from its suppliers. Few of such suppliers are bound by long-term supply agreements, and therefore they have no obligation to continue to supply scrap materials to EMCO. In the event that substantial numbers of scrap suppliers cease supplying scrap materials to EMCO, the Company's financial condition and results of operations would be materially and adversely affected.

Environmental Matters

         Like many other companies in the scrap metal processing business, EMCO is subject to comprehensive local, state and international regulatory and statutory requirements relating to the acceptance, storage, handling and disposal of solid waste and waste water, air emissions, soil contamination and employee health, among others. Environmental legislation and regulations have changed rapidly in recent years, and it is likely that EMCO, and any other scrap metal subsidiaries the Company may acquire in the future, will be subject to even more stringent environmental standards in the future.

         The Company is currently aware of two ongoing environmental matters in connection with EMCO's business. The first matter concerns certain operating permits for an auto shredder and a furnace used in removing insulation from copper wire. The Environmental Protection Agency concluded that Copperstate had operated those two pieces of equipment while possessing only a temporary permit from the Arizona Department of Environmental Quality ("ADEQ") when a permanent permit should have been obtained. The EPA assessed a fine against Copperstate and EMCO for failure to obtain a permit. EMCO has paid its fine totaling $9,000 and is awaiting formal dismissal by the EPA, which it expects to receive in the near future. In the second matter, environmental consultants to the Company reported that an underground storage tank located at one of EMCO's yards had not been reported to the Arizona environmental authorities as required by law. EMCO as lessee reported the matter to the owner of the property, and believes that such report is the extent of its obligations with respect to this matter. However, there can be no assurance that any failure of the owner to report will not result in liability of or the assessment of penalties against the Company and/or EMCO.

         EMCO has a policy of not knowingly accepting, handling or discharging hazardous waste products, and the Company and EMCO are not aware of any material concentrations of hazardous waste located on any of EMCO's properties. However, as part of a pre-Merger review, the Company hired an environmental consulting firm to conduct Phase I or Phase II site assessments or transaction screen reviews (the "Pre-Merger Site Assessments") of nearly all of the sites owned or leased by EMCO in Arizona and the sites that were purchased from Harold Rubenstein or his affiliates in Tucson. The environmental consultants completed certain investigations of reviewed sites and delivered all final transaction screen assessments, Phase I and/or Phase II reports, as appropriate, that they were requested to deliver. Certain of these reports revealed that some soil or groundwater contamination is likely at some sites and recommended that certain additional investigations and remediation be conducted. Based upon its review of the reports, the Company believes that it is likely that contamination exists at certain of the sites and that it is likely that remediation will be required at some of the sites. Also based upon its review of these reports, the Company believes that such contamination is likely to include, but not be limited to: polychlorinated biphenyls (PCBs); total petroleum hydrocarbons; volatile organic compounds (VOCs), including perchloroethylene, trichlorofluoromethane, trichloroethylene, trichloroethane and dichloroethylene; antimony; arsenic, cadmium; copper; lead; mercury; silver; zinc; waste oil; toluene; meta- and para-xylenes; baghouse dust; and aluminum dross. The ultimate extent of contamination cannot be stated with any certainty at this point, and there can be no assurance that the cost of remediation will be immaterial. The Company has supplied the Pre-Merger Site Assessments to EMCO, and EMCO has retained a qualified environmental and chemical consulting firm in Arizona to review them, to examine EMCO's ongoing operations, and to recommend to EMCO's management and Board of Directors any steps EMCO should take to achieve and/or maintain compliance, including but not limited to any necessary remedial measures or operational changes.

         Due to the nature of the scrap metal business, it is possible that inquiries or claims based upon environmental laws may be made in the future by governmental bodies or individuals against the Company, EMCO and any other scrap metal processing entities that the Company may acquire. The location of EMCO's facilities in large urban areas may increase the risk of scrutiny and claims. The Company is unable to predict whether any such future inquiries or claims will in fact arise or the outcome of such matters. Additionally, it is not possible to predict the total size of all capital expenditures or the amount of any increases in operating costs or other expenses that may be incurred to comply with any environmental requirements, or whether all such cost increases can be passed on to customers through product price increases. Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but that have been found to affect the environment and to create public rights of action for environmental conditions and activities. As is the case with scrap processors in general, if damage to persons or the environment has been caused, or is in the future caused, by hazardous materials activities of EMCO or other Company subsidiaries or by hazardous substances now or hereafter located at any subsidiaries' facilities, the Company and such subsidiaries may be fined and held liable for such damage. In addition, the Company and such subsidiaries may be required to remedy such conditions or change procedures. While the Company believes EMCO is in material compliance with currently applicable environmental regulations and does not anticipate any substantial capital expenditures for new environmental control facilities during fiscal 1996, there can be no assurance that potential liabilities, expenditures, fines and penalties associated with environmental laws and regulations will not have a material adverse effect on the Company.

Volatility of Stock Price

         The Company's stock price has been, and in the future is expected to be, volatile and to experience market fluctuation as a result of a number of factors, including, but not limited to, current and anticipated results of operations, future product offerings by the Company or its competitors and factors unrelated to the operating performance of the Company. This volatility may be increased as a result of the fact that by consummating the recent Merger, the Company has entered into a new business market. The trading price of the Company's Common Stock may also vary as a result of changes in the business, operations, or financial results of the Company, prospects of general market and economic conditions, additional future proposed acquisitions by the Company and other factors. In addition, failure of revenues or earnings in any quarter to meet the investment community's expectations, if any, could have an adverse impact on the Company's stock price, as could sales of large amounts of stock by existing stockholders.

Fluctuations in Operating Results

         The Company's future operating results could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and operating results have fluctuated in the past and are likely to do so in the future. The Company's quarterly operating results may continue to fluctuate due to numerous factors, including but not limited to the demand for scrap metal, the health of the national economy and competition.

         EMCO has recently required cash infusions from the Company due to what it believes to be short-term liquidity requirements; there can be no assurance, however, that liquidity constraints will not continue or worsen.

Recent Changes in Management of the Company

         The Company has undergone multiple changes in its management in the past year. Most recently, certain EMCO representatives were appointed Company directors and/or officers in conjunction with the Merger. On April 9, 1996, Donald F. Moorehead, then a director of EMCO, was elected to the Company's Board of Directors. Immediately following the Merger, George O. Moorehead, Harold Rubenstein and Raymond F. Zack, all officers and/or directors of EMCO, were appointed to the Board of the Company. Also in conjunction with the Merger, George O. Moorehead was appointed Executive Vice President of the Company.

         On July 17, 1995, Herbert B. Baskin, then the President, Chief Executive Officer and Chairman of the Board of Directors of the Company (then called GPC), sold an aggregate of 1,400,000 shares of Common Stock of the Company to Gerard M. Jacobs, T. Benjamin Jennings, Donald F. Moorehead and Blue Bird Partners (the "Purchasers") at a price of $2.00 per share, for a total purchase price of $2,800,000, pursuant to a Common Stock Purchase Agreement among Mr. Baskin and the Purchasers dated July 7, 1995. On July 24, 1995, a group consisting of Messrs. Jacobs and Jennings and Blue Bird Partners delivered a written request to the Company to hold a Special Meeting of Stockholders on August 30, 1995, in order to propose the removal of four out of the five then-elected directors and to elect four replacement directors chosen by the group. As required by the Company's bylaws, the Company called the Special Meeting for such date and such purpose. At the completion of a Board meeting held on July 27, 1995, two members of the Board, J. Thomas Bentley and Luther J. Nussbaum, resigned from their positions as directors. At the stockholders' meeting on August 30, 1995, the group's slate of four directors was elected. On October 11, 1995, Eugene Sanders resigned his position as an employee and director of the Company. On January 4, 1996, Louis D. Paolino resigned his position as director of the Company.

         In conjunction with the resignation of Mr. Paolino, Blue Bird Partners has entered into an agreement to sell 250,000 of its shares of the Company to a group of investors, including Messrs. Jennings and Jacobs, Harold Rubenstein, Donald F. Moorehead, George O. Moorehead, and Charles R. McCurdy, at a purchase price of $3.20 per share. In connection therewith, Blue Bird Partners granted Messrs. Jennings and Jacobs a proxy to vote Blue Bird Partners' shares in favor of the Merger and other items acted upon at the Company's April 9, 1996, annual meeting.

Effect of Antitakeover Provisions of Delaware Law, the Company's Charter Documents and Employment Agreements

         The Company is a corporation governed by the laws of Delaware. Certain provisions of Delaware law and the charter documents of the Company may have the effect of delaying, deferring or preventing changes in control or management of the Company. Specifically, the Company's Board of Directors may issue shares of Preferred Stock without stockholder approval on such terms as the Board may determine. The rights of the holders of Common Stock of the Company are subject to, and may be adversely affected by, the rights of any Preferred Stock that may be issued in the future. The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law, which has the effect of making changes in control of a company more difficult. In connection with the Merger, the Company entered into employment agreements with George O. Moorehead, Gerard M. Jacobs and T. Benjamin Jennings. Such agreements provide for certain payments to be made to such persons in the event of a change of control of the Company. The effects of the antitakeover protections of Delaware law, the Company charter documents and these employment agreements could be to make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a majority of the outstanding stock of Company.

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

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

See disclosure contained in corresponding item of Form 10-Q Transitional Report for the five months ended March 31, 1996, filed by the Registrant.

Item 4. Submission of Matters to Vote of Security Holders.

        (a) The Registrant held its Annual Meeting of Stockholders April 9, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A.

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

        The Stockholders approved the Merger Agreement dated as of December 1, 1995 and as amended through March 7, 1996, between the Company, GPAR Merger, Inc., EMCO Recycling Corp. and the direct and indirect beneficial owners of EMCO common stock and the related Agreement of Merger between the Company and EMCO, which provides for the merger of GPC with and into EMCO. The number of shares voting in favor were 3,435,279, against were 90,505, broker non- vote were 1,748,633, and abstain were 60,236.

        The Stockholders approved the amendment to the Certificate of Incorporation of the Company in order to increase the number of authorized shares of Common Stock of the Company by 20 million to 40 million. The number of shares voting in favor were 4,733,526, against were 153,321, broker non- vote were 382,524, and abstain were 65,282.

        The Stockholders approved the amendment to the Certificate of Incorporation of the Company in order to change the name of the Company to "Metal Management, Inc." The number of shares voting in favor were 4,758,934, against were 129,770, broker non-vote were 382,524, and abstain were 63,425.

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



ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        2.1 Merger Agreement dated as of December 1, 1995, and as amended through March 7, 1996, among the Registrant, GPAR Merger, Inc.,
                EMCO Recycling Corp. ("EMCO") and the direct and indirect beneficial owners of EMCO's Common Stock (incorporated by reference from Definitive Proxy Statement of the Company and EMCO, dated March 8, 1996, filed with the Commission).
        10.1    1996 Director Option Plan.
        10.2    Form of Option Agreement for use under Director Option Plan.
        10.3    1995 Stock Plan.
        10.4    Form of Option Agreement for use under 1995 Stock Plan.
        10.5    Demand Promissory Note of EMCO Recycling Corp. dated March 8,
                1996.
        10.6    Subordination Agreement dated April 11, 1996 among the
                Registrant, Fidelity Funding of California, Inc. and EMCO.
        10.7    Demand Promissory Note of EMCO dated April 11, 1996.
        10.8    Exclusive Scrap Metal Sales Agreement among Empire Metals, Inc.
                ("Empire") and EMCO dated April 11, 1996.
        10.9    Assignment of Lease between Empire and EMCO, dated April 11,
                1996.
        10.10   Assignment of Lease between Empire CAN and EMCO, dated April
                11, 1996.
        10.11   Specific Guaranty dated April 11, 1996 executed by Raymond
                Zack, Deborah Zack, David Zack, Elayne Zack, Gerald Zack and
                Patricia Zack.
        10.12   Collateral Agreement dated April 11, 1996 between Copperstate
                Metals, Inc. ("Copperstate") and the Registrant.
        10.13   Collateral Agreement dated April 11, 1996 between Donald
                Moorehead and the Registrant.
        10.14   Collateral Agreement dated April 11, 1996 between George
                Moorehead and the Registrant.
        10.15   Assumption and Indemnity Agreement dated April 11, 1996 between
                Copperstate and EMCO.
        10.16   Assumption Agreement dated April 11, 1996 between Empire and
                EMCO.
        10.17   Indemnity Agreement dated April 11, 1996 among the Registrant,
                GPAR Merger, Inc., EMCO, Empire, Copperstate and the beneficial owners of Empire and Copperstate.
        10.18 Stock Pledge and Security Agreement dated April 11, 1996 between Empire and the Registrant.
        10.19 Stock Pledge and Security Agreement dated April 11, 1996 between Copperstate and EMCO.
        10.20   Employment Agreement dated April 11, 1996 between EMCO and
                Raymond Zack.
        10.21   Employment Agreement dated April 11, 1996 between the
                Registrant and George Moorehead.
        10.22   Employment Agreement dated April 11, 1996 between the
                Registrant and T. Benjamin Jennings.
        10.23   Employment Agreement dated April 11, 1996 between the
                Registrant and Gerard M. Jacobs
        10.24   Consulting Agreement between EMCO and Harold Rubenstein dated
                April 11, 1996.
        10.25   Noncompetition Agreement dated April 11, 1996 among the
                Registrant, EMCO and Harold Rubenstein.
        10.26   Noncompetition Agreement dated April 11, 1996 among the
                Registrant, EMCO and George O. Moorehead.
        10.27   Purchase & Sale Agreement dated August 1, 1994 between EMCO and
                Fidelity Funding of California, Inc.
        10.28   Promissory Note dated April 11, 1996 of Ellis.
        10.29 Form of Indemnification Agreement entered into among the Registrant and Harold Rubenstein, George Moorehead, Donald
                Moorehead, Raymond Zack, Xavier Hermosillo, Gerard M. Jacobs and T. Benjamin Jennings
        10.30   Promissory Note dated April 11, 1996 of Metal Management Realty
                Inc. ("Metal Realty").
        10.31   Promissory Note dated April 11, 1996 of Metal Realty.
        10.32   Deed of Trust dated April 11, 1996 between Metal Realty and H&S
                Broadway.
        10.33   Deed of Trust dated April 11, 1996 between Metal Realty and
                Harold and Beverly Rubenstein.
        10.34   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to Empire.
        10.35   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to Empire.
        10.36   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to Copperstate.
        10.37   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to Donald F. Moorehead.
        10.38   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to George O. Moorehead.
        10.39   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to Empire.
        10.40   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to Empire.
        10.41   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to Copperstate.
        10.42   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to Donald F. Moorehead.
        10.43   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to George O. Moorehead.
        10.44   Contract of Sale dated February 16, 1996 among Harold
                Rubenstein, Beverly Rubenstein, the Rubenstein Family Trust,
                H&S Broadway, and the Registrant.
        10.45   Lease Agreement dated April 11, 1996 between Metal Management
                Realty, Inc. and Ellis Metals, Inc.
        27.1    Financial Data Schedule



(b) The following reports on Form 8-K were filed during the quarter ended June 30, 1996:

         1. The Company filed a Form 8-K on April 26, 1996, dated April 11, 1996, reporting that by virtue of the merger with EMCO Recycling Corp. there may have been a change in control of the registrant (Item 1) and acquisition or disposition of assets (Item 2). In addition, the Form 8-K reported a change in fiscal year (Item
                8). The Form 8-K
                provided part of the financial statements of business acquired (Item 7), i.e., the Audited Consolidated Financial Statements of EMCO Recycling Corp. as of March 31, 1995 and 1994 and for the year ended March 31, 1995, and the eleven months ended March 31, 1994, and pro forma financial statements giving effect to the Acquisition for the year ended October 31, 1995.

         2. The Company filed a Form 8-K/A on June 20, 1996, dated as of April 11, 1996, supplying a Management Discussion and Analysis of Financial Condition and Results of Operations of EMCO Recycling Corp. (Item 5), the Audited Consolidated Financial Statements of EMCO Recycling Corp. as of January 31, 1996, and for the ten months ended January 31, 1996, and pro forma combined condensed financial statements of the combined Company as of March 31, 1996, and for the five months ended March 31, 1996 (Item 7).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               METAL MANAGEMENT, INC.



Dated: August 12, 1996         By  / s / T. Benjamin Jennings
                                   --------------------------
                                   Vice President, Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

        2.1 Merger Agreement dated as of December 1, 1995, and as amended through March 7, 1996, among the Registrant, GPAR Merger, Inc.,
                EMCO Recycling Corp. ("EMCO") and the direct and indirect beneficial owners of EMCO's Common Stock (incorporated by reference from Definitive Proxy Statement of the Company and EMCO, dated March 8, 1996, filed with the Commission).
        10.1    1996 Director Option Plan.
        10.2    Form of Option Agreement for use under Director Option Plan.
        10.3    1995 Stock Plan.
        10.4    Form of Option Agreement for use under 1995 Stock Plan.
        10.5    Demand Promissory Note of EMCO Recycling Corp. dated March 8,
                1996.
        10.6    Subordination Agreement dated April 11, 1996 among the
                Registrant, Fidelity Funding of California, Inc. and EMCO.
        10.7    Demand Promissory Note of EMCO dated April 11, 1996.
        10.8    Exclusive Scrap Metal Sales Agreement among Empire Metals, Inc.
                ("Empire") and EMCO dated April 11, 1996.
        10.9    Assignment of Lease between Empire and EMCO, dated April 11,
                1996.
        10.10   Assignment of Lease between Empire CAN and EMCO, dated April
                11, 1996.
        10.11   Specific Guaranty dated April 11, 1996 executed by Raymond
                Zack, Deborah Zack, David Zack, Elayne Zack, Gerald Zack and
                Patricia Zack
        10.12   Collateral Agreement dated April 11, 1996 between Copperstate
                Metals, Inc. ("Copperstate") and the Registrant.
        10.13   Collateral Agreement dated April 11, 1996 between Donald
                Moorehead and the Registrant.
        10.14   Collateral Agreement dated April 11, 1996 between George
                Moorehead and the Registrant.
        10.15   Assumption and Indemnity Agreement dated April 11, 1996 between
                Copperstate and EMCO.
        10.16   Assumption Agreement dated April 11, 1996 between Empire and
                EMCO.
        10.17   Indemnity Agreement dated April 11, 1996 among the Registrant,
                GPAR Merger, Inc., EMCO, Empire, Copperstate and the beneficial owners of Empire and Copperstate.
        10.18 Stock Pledge and Security Agreement dated April 11, 1996 between Empire and the Registrant.
        10.19 Stock Pledge and Security Agreement dated April 11, 1996 between Copperstate and EMCO.
        10.20   Employment Agreement dated April 11, 1996 between EMCO and
                Raymond Zack.
        10.21   Employment Agreement dated April 11, 1996 between the
                Registrant and George Moorehead.
        10.22   Employment Agreement dated April 11, 1996 between the
                Registrant and T. Benjamin Jennings.
        10.23   Employment Agreement dated April 11, 1996 between the
                Registrant and Gerard M. Jacobs
        10.24   Consulting Agreement between EMCO and Harold Rubenstein dated
                April 11, 1996.
        10.25   Noncompetition Agreement dated April 11, 1996 among the
                Registrant, EMCO and Harold Rubenstein.
        10.26   Noncompetition Agreement dated April 11, 1996 among the
                Registrant, EMCO and George O. Moorehead.
        10.27   Purchase & Sale Agreement dated August 1, 1994 between EMCO and
                Fidelity Funding of California, Inc.
        10.28   Promissory Note dated April 11, 1996 of Ellis.
        10.29 Form of Indemnification Agreement entered into among the Registrant and Harold Rubenstein, George Moorehead, Donald
                Moorehead, Raymond Zack, Xavier Hermosillo, Gerard M. Jacobs and T. Benjamin Jennings
        10.30   Promissory Note dated April 11, 1996 of Metal Management Realty
                Inc. ("Metal Realty").
        10.31   Promissory Note dated April 11, 1996 of Metal Realty.
        10.32   Deed of Trust dated April 11, 1996 between Metal Realty and H&S
                Broadway.
        10.33   Deed of Trust dated April 11, 1996 between Metal Realty and
                Harold and Beverly Rubenstein.
        10.34   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to Empire.
        10.35   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to Empire.
        10.36   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to Copperstate.
        10.37   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to Donald F. Moorehead.
        10.38   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to George O. Moorehead.
        10.39   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to Empire.
        10.40   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to Empire.
        10.41   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to Copperstate.
        10.42   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to Donald F. Moorehead.
        10.43   Common Stock Warrant dated April 11, 1996 issued by the
                Registrant to George O. Moorehead.
        10.44   Contract of Sale dated February 16, 1996 among Harold
                Rubenstein, Beverly Rubenstein, the Rubenstein Family Trust,
                H&S Broadway, and the Registrant.
        10.45   Lease Agreement dated April 11, 1996 between Metal Management
                Realty, Inc. and Ellis Metals, Inc.
        27.1    Financial Data Schedule
