Form 10-Q/A
period 1996-06-30
METAL MANAGEMENT INC
filed 1996-10-02
CIK 795665

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-Q/A

(Mark one)

    /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

                                       OR

    / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
             __________.
             Commission file number:  0-14836

                             METAL MANAGEMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                           94-2835068
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
             organization)

                           500 N. DEARBORN, SUITE 405
                                CHICAGO, IL 60610
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (312) 645-0700

                           101 WEST GRAND, SUITE 200
                               CHICAGO, IL 60610
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days
                               YES   X       NO

  Number of Shares of Common Stock outstanding as of August 7, 1996: 8,903,000

This form 10-Q/A is being filed solely for the purpose of filing an agreement of the Registrant pursuant to Item 601 of Regulation S-K.

                                     PART II

                                OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits

         2.1      Merger Agreement dated as of December 1, 1995, and as amended through March 7, 1996, among the Registrant, GPAR Merger,
                  Inc., EMCO Recycling Corp. ("EMCO") and the direct and
                  indirect beneficial owners of EMCO's Common Stock
                  (incorporated by reference from Definitive Proxy Statement of the Company and EMCO, dated March 8, 1996, filed with the
                  Commission).
         10.1*    1996 Director Option Plan.
         10.2*    Form of Option Agreement for use under Director Option Plan.
         10.3*    1995 Stock Plan.
         10.4*    Form of Option Agreement for use under 1995 Stock Plan.
         10.5*    Demand Promissory Note of EMCO Recycling Corp. dated March 8, 1996.
         10.6*    Subordination Agreement dated April 11, 1996 among the Registrant, Fidelity Funding of California, Inc. and
                  EMCO.
         10.7*    Demand Promissory Note of EMCO dated April 11, 1996.
         10.8*    Exclusive Scrap Metal Sales Agreement among Empire Metals, Inc. ("Empire") and EMCO dated
                  April 11, 1996.
         10.9*    Assignment of Lease between Empire and EMCO, dated April 11, 1996.
         10.10*   Assignment of Lease between Empire CAN and EMCO, dated April 11, 1996.
         10.11*   Specific Guaranty dated April 11, 1996 executed by Raymond Zack, Deborah Zack, David Zack, Elayne Zack,
                  Gerald Zack and Patricia Zack.
         10.12*   Collateral Agreement dated April 11, 1996 between Copperstate Metals, Inc. ("Copperstate") and the Registrant.
         10.13*   Collateral Agreement dated April 11, 1996 between Donald Moorehead and the Registrant.
         10.14*   Collateral Agreement dated April 11, 1996 between George Moorehead and the Registrant.
         10.15*   Assumption and Indemnity Agreement dated April 11, 1996 between Copperstate and EMCO.
         10.16*   Assumption Agreement dated April 11, 1996 between Empire and EMCO.
         10.17*   Indemnity Agreement dated April 11, 1996 among the Registrant,
                  GPAR Merger, Inc., EMCO, Empire, Copperstate and the
                  beneficial owners of Empire and Copperstate.
         10.18*   Stock Pledge and Security Agreement dated April 11, 1996 between Empire and the Registrant.
         10.19*   Stock Pledge and Security Agreement dated April 11, 1996 between Copperstate and EMCO.
         10.20*   Employment Agreement dated April 11, 1996 between EMCO and Raymond Zack.
         10.21*   Employment Agreement dated April 11, 1996 between the Registrant and George Moorehead.
         10.22*   Employment Agreement dated April 11, 1996 between the Registrant and T. Benjamin Jennings.
         10.23*   Employment Agreement dated April 11, 1996 between the Registrant and Gerard M. Jacobs.
         10.24*   Consulting Agreement between EMCO and Harold Rubenstein dated April 11, 1996.
         10.25*   Noncompetition Agreement dated April 11, 1996 among the Registrant, EMCO and Harold Rubenstein.
         10.26*   Noncompetition Agreement dated April 11, 1996 among the Registrant, EMCO and George O. Moorehead.
         10.27*   Purchase & Sale Agreement dated August 1, 1994 between EMCO and Fidelity Funding of California, Inc.
         10.28*   Promissory Note dated April 11, 1996 of Ellis.

         10.29*   Form of Indemnification Agreement entered into among the Registrant and Harold Rubenstein, George Moorehead,
                  Donald Moorehead, Raymond Zack, Xavier Hermosillo, Gerard M. Jacobs and T. Benjamin Jennings.
         10.30*   Promissory Note dated April 11, 1996 of Metal Management Realty Inc. ("Metal Realty").
         10.31*   Promissory Note dated April 11, 1996 of Metal Realty.
         10.32*   Deed of Trust dated April 11, 1996 between Metal Realty and H&S Broadway.
         10.33*   Deed of Trust dated April 11, 1996 between Metal Realty and Harold and Beverly Rubenstein.
         10.34*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to Empire.
         10.35*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to Empire.
         10.36*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to Copperstate.
         10.37*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to Donald F. Moorehead.
         10.38*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to George O Moorehead.
         10.39*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to Empire.
         10.40*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to Empire.
         10.41*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to Copperstate.
         10.42*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to Donald F. Moorehead.
         10.43*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to George O. Moorehead.
         10.44*   Contract of Sale dated February 16, 1996 among Harold
                  Rubenstein, Beverly Rubenstein, the Rubenstein Family Trust,
                  H&S Broadway, and the Registrant.
         10.45*   Lease Agreement dated April 11, 1996 between Metal Management Realty, Inc. and Ellis Metals, Inc.
         10.46**  Pricing Agreement dated April 11, 1996 between Ellis Metals, Inc. and EMCO Recycling Corp.
         27.1 *   Financial Data Schedule.

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

* Previously filed with Quarterly Report on Form 10-Q for quarter ended June 30, 1996.

**  Confidential treatment requested as to certain portions of this agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                       METAL MANAGEMENT, INC.

Dated:   September 26, 1996            By: /s/ Robert C. Larry
                                           ____________________________________
                                           Robert C. Larry
                                           Vice President, Finance and Chief
                                             Financial Officer
                                           (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

         2.1      Merger Agreement dated as of December 1, 1995, and as amended through March 7, 1996, among the Registrant, GPAR Merger,
                  Inc., EMCO Recycling Corp. ("EMCO") and the direct and
                  indirect beneficial owners of EMCO's Common Stock
                  (incorporated by reference from Definitive Proxy Statement of the Company and EMCO, dated March 8, 1996, filed with the
                  Commission).
         10.1*    1996 Director Option Plan.
         10.2*    Form of Option Agreement for use under Director Option Plan.
         10.3*    1995 Stock Plan.
         10.4*    Form of Option Agreement for use under 1995 Stock Plan.
         10.5*    Demand Promissory Note of EMCO Recycling Corp. dated March 8, 1996.
         10.6*    Subordination Agreement dated April 11, 1996 among the Registrant, Fidelity Funding of California, Inc. and
                  EMCO.
         10.7*    Demand Promissory Note of EMCO dated April 11, 1996.
         10.8*    Exclusive Scrap Metal Sales Agreement among Empire Metals, Inc. ("Empire") and EMCO dated
                  April 11, 1996.
         10.9*    Assignment of Lease between Empire and EMCO, dated April 11, 1996.
         10.10*   Assignment of Lease between Empire CAN and EMCO, dated April 11, 1996.
         10.11*   Specific Guaranty dated April 11, 1996 executed by Raymond Zack, Deborah Zack, David Zack, Elayne Zack,
                  Gerald Zack and Patricia Zack.
         10.12*   Collateral Agreement dated April 11, 1996 between Copperstate Metals, Inc. ("Copperstate") and the Registrant.
         10.13*   Collateral Agreement dated April 11, 1996 between Donald Moorehead and the Registrant.
         10.14*   Collateral Agreement dated April 11, 1996 between George Moorehead and the Registrant.
         10.15*   Assumption and Indemnity Agreement dated April 11, 1996 between Copperstate and EMCO.
         10.16*   Assumption Agreement dated April 11, 1996 between Empire and EMCO.
         10.17*   Indemnity Agreement dated April 11, 1996 among the Registrant,
                  GPAR Merger, Inc., EMCO, Empire, Copperstate and the
                  beneficial owners of Empire and Copperstate.
         10.18*   Stock Pledge and Security Agreement dated April 11, 1996 between Empire and the Registrant.
         10.19*   Stock Pledge and Security Agreement dated April 11, 1996 between Copperstate and EMCO.
         10.20*   Employment Agreement dated April 11, 1996 between EMCO and Raymond Zack.
         10.21*   Employment Agreement dated April 11, 1996 between the Registrant and George Moorehead.
         10.22*   Employment Agreement dated April 11, 1996 between the Registrant and T. Benjamin Jennings.
         10.23*   Employment Agreement dated April 11, 1996 between the Registrant and Gerard M. Jacobs.
         10.24*   Consulting Agreement between EMCO and Harold Rubenstein dated April 11, 1996.
         10.25*   Noncompetition Agreement dated April 11, 1996 among the Registrant, EMCO and Harold Rubenstein.
         10.26*   Noncompetition Agreement dated April 11, 1996 among the Registrant, EMCO and George O. Moorehead.
         10.27*   Purchase & Sale Agreement dated August 1, 1994 between EMCO and Fidelity Funding of California, Inc.
         10.28*   Promissory Note dated April 11, 1996 of Ellis.
         10.29*   Form of Indemnification Agreement entered into among the Registrant and Harold Rubenstein, George Moorehead,
                  Donald Moorehead, Raymond Zack, Xavier Hermosillo, Gerard M. Jacobs and T. Benjamin Jennings.
         10.30*   Promissory Note dated April 11, 1996 of Metal Management Realty Inc. ("Metal Realty").
         10.31*   Promissory Note dated April 11, 1996 of Metal Realty.
         10.32*   Deed of Trust dated April 11, 1996 between Metal Realty and H&S Broadway.
         10.33*   Deed of Trust dated April 11, 1996 between Metal Realty and Harold and Beverly Rubenstein.
         10.34*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to Empire.
         10.35*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to Empire.

         10.36*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to Copperstate.
         10.37*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to Donald F. Moorehead.
         10.38*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to George O Moorehead.
         10.39*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to Empire.
         10.40*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to Empire.
         10.41*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to Copperstate.
         10.42*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to Donald F. Moorehead.
         10.43*   Common Stock Warrant dated April 11, 1996 issued by the Registrant to George O. Moorehead.
         10.44*   Contract of Sale dated February 16, 1996 among Harold Rubenstein, Beverly Rubenstein, the Rubenstein Family
                  Trust, H&S Broadway, and the Registrant.
         10.45*   Lease Agreement dated April 11, 1996 between Metal Management Realty, Inc. and Ellis Metals, Inc.
         10.46**  Pricing Agreement dated April 11, 1996 between Ellis Metals, Inc. and EMCO Recycling Corp.*
         27.1 *   Financial Data Schedule.

* Previously filed with Quarterly Report on Form 10-Q for quarter ended June 30, 1996.
**  Confidential treatment requested as to certain portions of this agreement.

                                PRICING AGREEMENT

                  THIS PRICING AGREEMENT ("Agreement"), dated this 11 day of April, 1996, is entered into by and between ELLIS METALS, INC., an Arizona corporation ("Seller"), and EMCO RECYCLING CORP., an Arizona corporation ("Buyer").

                                    RECITALS

         WHEREAS, Seller sells to Buyer and Buyer buys from Seller certain products.

         WHEREAS, Seller and Buyer previously entered into that certain Pricing Agreement, dated July 15, 1995 ("Terminated Pricing Agreement"), by which Buyer and Seller agreed on prices of certain products, and Seller agreed to sell exclusively to Buyer for the term of the Terminated Pricing Agreement, subject to the terms and conditions set forth therein.

         WHEREAS, Buyer and Seller wish to enter into this Agreement to terminate the Pricing Agreement, and to agree on prices of certain products, and agree that Seller shall sell exclusively to Buyer for the term of this Agreement, subject to the terms and conditions set forth herein.

                                    AGREEMENT

                  NOW THEREFORE, in consideration of the mutual covenants contained herein, and other good and valuable consideration, Buyer and Seller agree as follows:

1. Termination. The Terminated Pricing Agreement is hereby terminated and shall have no further force and effect.

2. Price. Seller agrees to sell to Buyer, and Buyer agrees to buy from Seller, certain commodities for the prices ("Price" or "Prices") listed on Exhibit A attached to this Agreement and incorporated by reference herein.

3. Price by Mutual Agreement of the Parties. The parties may mutually agree on Prices different than those on Exhibit A for a specific transaction. Such agreement shall constitute a one-time waiver of the "Price" term of this Agreement only, such that all other terms of the Agreement shall remain binding and in effect, and such mutual agreement by the parties shall in no way constitute a continuing waiver of any term of this Agreement.

4. Price Revision. Every ninety (90) days during the Term of this Agreement, Buyer and Seller shall meet and shall agree upon a revised Exhibit A which shall revise Prices in such amounts as shall result in commercially reasonable profits for Buyer. Seller shall have five (5) days to respond to such suggested

Prices. If Seller rejects or fails to respond to the new Prices, the Prices as of the date of execution of this Agreement shall be the Prices and such Prices shall become Exhibit A to this Agreement. If Seller accepts the suggested Exhibit A, the suggested Exhibit A shall be substituted for Exhibit A to this Agreement.

5. Payment. Buyer agrees to pay Seller weekly the Price of commodities received directly into Buyer's facility from Seller, with payment made every Friday for commodities received by Buyer through the previous Thursday. Buyer agrees to pay Seller the Price of commodities shipped by Seller directly to Buyer's customer within twenty-four (24) hours of receipt of payment from Buyer's customer. If payment is not received within eight (8) calendar days of the date scheduled for payment as set forth above, (1) the amount of such delinquent payment shall bear interest from such day until paid at the rate of one percent (1%) per day, and
(2) Seller shall have the right to require a meeting of Harold Rubenstein, George Moorehead, Chuck McCurdy and Bill Nielson (or any person who succeeds to the positions of Seller and Buyer now held by these individuals) to occur within three (3) business days to resolve the issue of nonpayment.

6. Term. Unless sooner terminated in accordance herewith, the term of this Agreement shall be for a period of five (5) years from the date first above written ("Term"); provided, however, that Buyer shall have the option, exercisable unilaterally by Buyer in its discretion, to extend this Agreement for a period for one (1) additional five (5) year term, by giving written notice thereof to Seller within ninety (90) days prior to the end of the Term.

7. Non-Interference with Customers. During the Term of this Agreement, Buyer and Seller agree not to solicit, discuss with, negotiate with, attempt to influence, or interfere with, in any way, directly or indirectly, any person, firm or business, that, in any way, during the Term of this Agreement or at the date of termination of this Agreement, is a customer or client of the other party regarding any aspect of the other party's relationship with the customer, including, but not limited to, method or timing of delivery of the commodities or pricing between the customer and the other party. Buyer and Seller further agree not to become a supplier, client, or seller to, or in any manner, directly or indirectly, sell any commodities to, any person, firm or business that, in any way, during the Term of this Agreement or at the date of termination, is a customer or client of the other party or its affiliates.

8. Exclusive Agreement. Seller agrees that Seller shall not sell any commodities, whether listed on Exhibit A or not, to any person, firm or business other than Buyer for the term of this Agreement ("Exclusivity Provision"). Buyer shall pay Seller the amount of Two Thousand Five Hundred and No/100 Dollars ($2,500.00) per month as consideration for the Exclusivity Provision. Buyer agrees to exert Buyer's best efforts to promote the sale of the commodities for the term of this Agreement. Notwithstanding the foregoing, Seller may sell new and used steel products to any person, firm or business other than Buyer that Seller deems appropriate.

9. Seller Representations and Warranties. Seller warrants and represents that Seller shall comply with all applicable international, federal, state and local laws, ordinances, regulations and treaties in connection with its sale of the commodities. Seller warrants and represents that Seller has the authority and capacity to execute this Agreement and warrants that such execution has been duly approved by its board of directors.

10. Buyer Representations and Warranties. Buyer warrants and represents that Buyer has the authority and capacity to execute this Agreement and warrants that such execution has been duly approved by its board of directors.

11. Seller Events of Default. Upon the occurrence of a Seller Event of Default, Buyer may, at its sole discretion: (i) cancel or reduce the quantities of commodities ordered from Seller or delay the shipment of quantities of commodities previously ordered therefrom,; (ii) secure injunctions or other appropriate orders to restrain any such Seller Event of Default without showing or proving any actual damage to Buyer; (iii) terminate this Agreement immediately upon notice to Seller. Each of the following shall be a "Seller Event of Default":

         a. Failure or neglect by Seller to observe or perform any of the obligations, terms, provisions, promises, agreements, or covenants of this Agreement; or

         b. If any representation or warranty in this Agreement or in any other agreement, document, or instrument evidencing, securing, or relating to any of the obligations, covenants, promises, and agreements made in this Agreement is false or incorrect as of the date made.

12. Buyer Events of Default. Upon the occurrence of a Buyer Event of Default, Seller may, at its sole discretion: (i) cancel or reduce the quantities of commodities shipped to Buyer or delay the shipment thereof; (ii) secure injunctions or other appropriate orders to restrain any such Buyer Event of Default without showing or proving any actual damage to Seller; (iii) terminate this Agreement immediately upon notice to Buyer. Each of the following shall be a "Buyer Event of Default":

         a. Failure or neglect by Buyer to observe or perform any of the obligations, terms, provisions, promises, agreements, or covenants of this Agreement; or

         b. If any representation or warranty in this Agreement or in any other agreement, document, or instrument evidencing, securing, or relating to any of the obligations, covenants, promises, and agreements made in this Agreement is false or incorrect as of the date made.


13.      Miscellaneous.

         a. Arbitration. Any dispute arising out of this Agreement or any amendment hereto shall be settled by arbitration in Maricopa County, Arizona, pursuant to the rules of the American Arbitration Association. Any award or decision of an arbitrator shall be final and binding upon each of the parties and may be enforced in any court of competent jurisdiction.

         b. Assignment. Buyer and Seller may not assign the whole, or any part of this Agreement, without the prior written consent of the other party.

         c. Counterparts. This Agreement may be executed in counterparts, each of which, when executed, shall be deemed an original.

         d. Governing Law. This Agreement shall be governed by the laws of the State of Arizona. In the event of litigation, each party consents to the jurisdiction of either the state or federal courts located in Arizona and to service of process, either personally or by registered mail, return receipt requested, except that Buyer reserves the right to institute and prosecute a lawsuit in any court of competent jurisdiction to effect the collection of any monies due to Buyer from Seller or to protect trademark rights or copyrights.

         e. No Partnership Intended. Nothing in this Agreement is intended to, or shall be construed to, create a partnership or joint venture between the parties.

         f. Notices. Any and all notices required by this Agreement shall be personally delivered or sent by regular first-class mail, postage prepaid, addressed to a party at the address set forth herein, or at such other address as the party may designate to the other party in accordance with this paragraph. A notice shall be deemed effective when mailed, or, if personally delivered, when delivered.

         g. Severability. The invalidity of any portion of this Agreement shall not affect the validity of the remaining portions which shall remain in full force and effect.

         h. Waiver. The failure on the part of either party to enforce at any time any provision of this Agreement or to insist on timely performance of any obligation contained in this Agreement shall not be construed to be a waiver of such provision or of any other provision or of the right to timely performance of all obligations contained herein.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first above written.

                                  BUYER:

                                  EMCO RECYCLING CORP., AN ARIZONA
                                  CORPORATION

                                  By: /s/ G. O. Moorehead
                                     ___________________________

                                  Its: President
                                      ___________________________

                                  SELLER:

                                  ELLIS METALS, INC., AN ARIZONA
                                  CORPORATION

                                  By: /s/ Harold Rubenstein
                                     ___________________________

                                  Its: Vice President
                                      ___________________________

                                   EXHIBIT A

1.      NON-FERROUS MATERIAL, EXCEPT FOR LOW-GRADE AND HIGH-GRADE MATERIALS:

        a. Non-Ferrous Material received directly into EMCO's facility - price is *.

        b. Non-Ferrous Material shipped by Ellis Metals to EMCO customers - price is *.

2. NON-FERROUS LOW-GRADE AND HIGH-GRADE MATERIALS. Non-Ferrous Low-Grade and High-Grade Materials - price is *.

3.      FERROUS MATERIAL, EXCEPT FOR CHAMBERLAIN:

        a.  Ferrous Material received directly into EMCO's facility - price is
*.

        b. Ferrous Material shipped by Ellis Metals to EMCO customers - price is *.

4.      CHAMBERLAIN MATERIAL.  Chamberlain material - price is *.

5.      NO CONSUMER SALES ORDER PRICE AVAILABLE.  *.

DEFINITIONS:

Consumer Sales Order Price - shall mean *.





* Omitted and filed separately with the Commission pursuant to a Confidential Treatment Request.