Form 10-Q
period 1996-09-30
METAL MANAGEMENT INC
filed 1996-11-14
CIK 795665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.


/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                             Commission file number:

                             METAL MANAGEMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                    94-2835068
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                        500 N. DEARBORN STREET, SUITE 405
                                CHICAGO, IL 60610
           (Address of principal executive office including zip code)

       Registrant's telephone number, including area code: (312) 645-0700

                         101 W. GRAND AVENUE, SUITE 200
                                CHICAGO, IL 60610

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

                                  YES   X       NO
                                      ----         ----

Number of Shares of Common Stock outstanding as of November 11, 1996: 8,938,000

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1:      Financial Statements (Unaudited)

             Consolidated Condensed Balance Sheets
             September 30, 1996 and March 31, 1996

             Consolidated Condensed Statements of Operations For the three months ended September 30, 1996 and October 31, 1995; for the three months ended September 30, 1995 for EMCO Recycling Corp.
             and combined pro forma for the three months ended October 31, 1995

             Consolidated Condensed Statements of Operations For the six months ended September 30, 1996 and October 31, 1995; for the six months ended September 30, 1995 for EMCO Recycling Corp.
             and combined pro forma for the six months ended October 31, 1995

             Consolidated Condensed Statements of Cash Flows For the six months ended September 30, 1996 and October 31, 1995; for the six months ended September 30, 1995 for EMCO Recycling Corp.

             Notes to Consolidated Condensed Financial Statements

ITEM 2:      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

                                     PART II

                                OTHER INFORMATION

ITEM 1:      Legal Proceedings

ITEM 6:      Exhibits and Reports on Form 8-K

             SIGNATURES

                             METAL MANAGEMENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:

                                              September 30,         March 31,
                                                  1996                1996
                                               -----------         -----------
ASSETS:
Current Assets:
     Cash and cash equivalents                 $ 4,758,000         $ 3,093,000
     Marketable securities (Note 7)                415,000           2,644,000
     Accounts receivable, net                    5,750,000           1,488,000
     Loan to EMCO Recycling Corp.                     --             1,000,000
     Inventories (Note 6)                        1,887,000           1,359,000
     Prepaid expenses                            1,187,000              58,000
     Refundable income taxes                          --                70,000
     Net assets held for sale (Note 3)                --                  --
                                               -----------         -----------


     Total current assets                       13,997,000           9,712,000

Marketable securities (Note 7)                        --               115,000
Property and equipment, net                      9,350,000             478,000
Goodwill  and  other intangibles, net
  (Note 2)                                      10,973,000              44,000
                                               -----------         -----------
     Total Assets                              $34,320,000         $10,349,000
                                               ===========         ===========

LIABILITIES AND SHAREHOLDERS EQUITY:

Current Liabilities:
     Operating line of credit                  $ 3,725,000                --
     Accounts payable                            3,848,000             282,000
     Other accrued liabilities                   1,610,000             459,000
     Current portion of long term debt           1,133,000                --
                                               -----------         -----------

     Total current liabilities                  10,316,000             741,000

Long term debt, less current portion             3,735,000                --
Other liabilities                                1,553,000                --
                                               -----------         -----------

     Total Liabilities                          15,604,000             741,000

Stockholders' equity
     Common stock                                   98,000              53,000
     Additional paid-in-capital                 12,637,000           3,325,000
     Retained earnings                           5,981,000           6,230,000
                                               -----------         -----------

     Total equity                               18,716,000           9,608,000
                                               -----------         -----------
     Total Liabilities and equity              $34,320,000         $10,349,000
                                               ===========         ===========

                             METAL MANAGEMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Metal Management, Inc.
                                               For the three months ended
                                           ---------------------------------      EMCO Recycling Corp.   Pro Forma Combined
                                                                                 For the three months   For the three months
                                           September 30,         October 31,      ended September 30,    ended October 31,
                                               1996                 1995                1995                   1995
                                           ------------          -----------          ------------          ------------
Net sales                                  $ 13,963,000          $         0          $ 16,692,000          $ 16,692,000
Cost of sales                                12,772,000          $         0            14,162,000            14,162,000
                                           ------------          -----------          ------------          ------------

Gross profit                                  1,191,000                    0             2,530,000             2,530,000

Operating expenses
  Marketing and sales                           151,000                    0               113,000               113,000
  General & Administrative                    1,695,000              457,000             1,020,000             1,581,000
                                           ------------          -----------          ------------          ------------
Total operating expenses                      1,846,000              457,000             1,133,000             1,694,000

Income (loss) from continued
  operations                                   (655,000)            (457,000)            1,397,000               836,000
Interest expense                                216,000                    0               423,000               423,000
Other (income) expense                          (70,000)             (73,000)               (5,000)              (78,000)
                                           ------------          -----------          ------------          ------------

Income (loss) from continuing
  operations before income tax and
  discontinued operations                      (801,000)            (384,000)              979,000               491,000
Provision (benefit) for income tax             (254,000)            (296,000)              345,000                19,000
                                           ------------          -----------          ------------          ------------

Income (loss) from continuing
  operations                                   (547,000)             (88,000)              634,000               472,000

Discontinued Operations (Note 3)
  Income (loss) from operations of
    discontinued Spectra*Star Products
    Division, net of income taxes
    (benefit) of $0 in 1996 and ($381)
    in 1995                                     147,000           (2,097,000)                    0            (2,097,000)
                                           ------------          -----------          ------------          ------------
Net income (loss)                          $   (400,000)         $(2,185,000)         $    634,000          $ (1,625,000)
                                           ============          ===========          ============          ============


Net income (loss) per share for:
  Continuing operations                           (.061)              (0.017)                  n/a                 0.053
  Discontinued operations                          .016               (0.402)                  n/a                (0.235)

Weighted average number of shares
  outstanding                                 8,925,000            5,214,000                   n/a             8,925,000

                             METAL MANAGEMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Metal Management, Inc.            EMCO Recycling Corp.   Pro Forma Combined
                                               For the six months ended            For the six months     For the six months
                                           September 30,         October 31,        ended September 30,    ended October 31,
                                               1996                 1995                   1995                 1995
                                           ------------          -----------          ------------          ------------
Net sales                                  $ 29,942,000          $         0          $ 34,191,000          $ 34,191,000
Cost of sales                                26,750,000          $         0            29,872,000            29,872,000
                                           ------------          -----------          ------------          ------------

Gross profit                                  3,192,000                    0             4,319,000             4,319,000

Operating expenses
  Marketing and sales                           293,000                    0               216,000               216,000

  General & Administrative                    3,355,000              714,000             1,811,000             2,836,000
                                           ------------          -----------          ------------          ------------
Total operating expenses                      3,648,000              714,000             2,027,000             3,052,000

Income (loss) from continued
  operations                                   (456,000)            (714,000)            2,292,000             1,267,000

Interest expense                                450,000                    0               782,000               782,000

Other (income) expense                         (109,000)            (162,000)              (18,000)             (180,000)
                                           ------------          -----------          ------------          ------------
Income (loss) from continuing
  operations before income tax and
  discontinued operations                      (797,000)            (552,000)            1,528,000               665,000

Provision (benefit) for income tax             (254,000)            (381,000)              615,000               152,000
                                           ------------          -----------          ------------          ------------
Income (loss) from continuing
  operations                                   (543,000)            (171,000)              913,000               513,000

Discontinued Operations (Note 3)
  Income (loss) from operations of
  discontinued Spectra*Star Products
  Division, net of income taxes
  (benefit) of $0 in 1996 and $(381)
  in 1995                                       294,000           (2,269,000)                    0            (2,269,000)
                                           ------------          -----------          ------------          ------------
Net income (loss)                          $   (249,000)         $(2,440,000)         $    913,000          $ (1,756,000)
                                           ============          ===========          ============          ============
Net income (loss) per share for:
  Continuing operations                          (0.061)              (0.033)                  n/a                 0.057

  Discontinued operations                         0.033               (0.435)                  n/a                (0.254)


Weighted average number of shares
  outstanding                                 8,925,000            5,215,000                   n/a             8,925,000

                             METAL MANAGEMENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Metal Management, Inc.            EMCO Recycling
                                                                  -----------------------       ------------------------
                                                                 For the six months ended       For the six months ended
                                                         September 30, 1996   October 31, 1995     September 30, 1995
                                                            -----------          -----------          -----------
Cash provided (used) by operating activities:
Net income (loss)                                           ($  249,000)         ($2,440,000)         $   913,000
     Adjustments  to reconcile net income to cash
       provided by (used in) operating
        activities
        Depreciation, amortization and
        deferred income taxes                                   912,000              170,000              492,000
       Restructuring costs                                            0            1,437,000                    0
       Other                                                          0              716,000                    0
Changes in assets and liabilities net of effects
of purchase of EMCO Recycling
Corp.:
     Accounts receivable                                      1,447,000              521,000           (1,468,000)
     Inventory                                                1,303,000              978,000              523,000
     Accounts payable                                          (106,000)             (65,000)             615,000
     Accrued liabilities                                      1,035,000                1,000             (882,000)
     Other, net                                                 (94,000)            (245,000)                   0
                                                            -----------          -----------          -----------
Net cash provided (used) by operations                        4,248,000            1,073,000              193,000

Cash flows provided (used) by investing activities:
     Marketable securities                                    2,229,000            1,202,000                    0
     Purchase of property and equipment                      (1,502,000)              (8,000)            (697,000)
     Capitalized software development cost                            0             (147,000)                   0
     Payment  for  purchase  of EMCO,  net of cash
     acquired of $660,000                                      (909,000)                   0                    0
                                                            -----------          -----------          -----------
Net cash provided (used) by investing activities               (182,000)           1,047,000             (697,000)

Cash flows provided (used) by financing activities:
     Common stock issued under employees stock
     purchase, employee stock option plan                       224,000              256,000                    0

Payment of cash dividends                                             0             (307,000)                   0
Borrowings on line of credit, net                              (790,000)                   0            2,038,000

Repayment of borrowings, net                                 (1,835,000)                   0           (1,873,000)
                                                            -----------          -----------          -----------
Net cash provided (used) by financing activities             (2,401,000)             (51,000)             165,000

Net increase (decrease) in cash and equivalents               1,665,000            2,069,000             (339,000)

Cash and equivalents, beginning of period                     3,093,000              963,000              566,000
                                                            -----------          -----------          -----------
Cash and equivalents, end of period                         $ 4,758,000          $ 3,032,000          $   227,000

                             METAL MANAGEMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

                         NOTE 1 - BASIS OF PRESENTATION

         In accordance with its previously announced business strategy, the business of Metal Management, Inc. (hereinafter referred to as "Metal Management" or the "Company") has changed significantly during the past year. The Company completed its first of many planned acquisitions in the scrap metal recycling industry with the purchase of EMCO Recycling Corp. ("EMCO") in April 1996 (see below); it discontinued its Spectra*Star and consumables business during the first quarter of fiscal 1997 and its VideoShow product and related product lines in the fourth quarter of fiscal 1995, and changed its fiscal year end from October 31 to March 31, effective April 1, 1996. As a result of the above changes, no prior year quarterly information is truly comparable to the Company's current operating activities. In an effort to provide meaningful comparable information for the prior year's quarter, without incurring unreasonable expense, the Company has included three- and six-month information for the periods ended October 31, 1995, because it is the most comparable quarter in terms of timing. In addition, such quarterly information is supplemented by unaudited financial information for EMCO for the three months and six months ended September 30, 1995, which is presented for informational purposes. The pro forma income statement information for the quarter ended October 31, 1995 assumes the acquisition of EMCO was consummated as of April 1, 1995 and includes amortization of goodwill and other intangibles ($104,000 for the three months ended October 31, 1995 and $311,000 for the six months ended October 31, 1995) arising from the acquisition.

                  NOTE 2 - ACQUISITION OF EMCO RECYCLING CORP.

         On April 11, 1996, the Company completed the acquisition of EMCO, a scrap metal recycling company based in Phoenix, AZ, for a purchase price of approximately $12.8 million ($2.0 million in cash, 3.5 million shares of common stock valued at $8.8 million, 600,000 warrants at $4.48 per share, 400,000 warrants at $6.48 per share valued at $0.3 million and $1.7 million in other long term liabilities which bear interest at 7%). In connection with the acquisition the Company also acquired land used in the scrap metal business which was indirectly owned by one of the principal former owners of EMCO for $1.1 million ($150,000 in cash and $900,000 in notes payable in three years which bear interest at 9%). The acquisition of EMCO was accounted for using the purchase method of accounting and accordingly its results are included in the consolidated financial statements from the date of purchase. The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to covenants-not-to-compete ($1.7 million which is amortized over 10 years) with the remainder to goodwill ($9.6 million which is amortized over 40 years). Effective as of July 1, 1996 the Company changed its estimated life for goodwill increasing the amortization period from 15 years to 40 years. The change in amortization period more appropriately reflects the anticipated benefit period for acquisitions of scrap metal recycling companies. A summary of the tangible assets acquired and liabilities assumed is as follows:

Current assets                                               $ 8,877,000
Noncurrent assets                                              7,767,000
Current liabilities                                           (9,348,000)
Non current liabilities                                       (5,785,000)
                                                             -----------
                                                               1,511,000
Intangible assets, including goodwill of $9.6 million
and covenants not to compete of $1.7 million                  11,261,000
                                                             -----------
                                                             $12,772,000
                                                             ===========

         NOTE 3 - DISCONTINUED OPERATIONS: SALE OF SPECTRA*STAR PRODUCTS
                         DIVISION/VIDEOSHOW PRODUCT LINE

         During the first quarter of fiscal 1997, management made the decision to exit the Spectra*Star printer and consumables business. On July 16, 1996 Mannesmann Tally ("Tally") acquired the inventory and related production equipment for approximately $1.3 million in cash and other contingent consideration in the form of royalties on future revenues from the sale of Spectra*Star printers and related consumables by Tally. Consequently, the printer and consumables business is reported as a discontinued operation for all periods presented. The operating results of the division have been netted and reported as a single line item in the income statement entitled "Income (loss) from discontinued operations, net of income taxes." The Company recognized a net gain in the second quarter of fiscal 1997 (after transaction related expenses and placing no value on the other contingent consideration) of $46,000 from the sale of the division. Royalty income of $101,000 was recognized in the second quarter of fiscal 1997. Additional consideration will be recorded when it becomes known and will be reported as additional gain on sale of the printer and consumables business. Also reported as discontinued operations are the VideoShow and related product lines ("VideoShow") which were discontinued in the fourth quarter of fiscal 1995. VideoShow together with the Spectra*Star printer and consumables business formed the Company's presentation products business segment. Consequently, with the sale of the printer and consumables business, and the discontinuance of VideoShow, both are included in discontinued operations in the accompanying financial statements.

                          NOTE 4 - FINANCIAL STATEMENTS

         The accompanying Consolidated Condensed Balance Sheets of Metal Management, Inc. at September 30 and March 31, 1996 and the Consolidated Condensed Statements of Operations for the three months and six months ended September 30, 1996 and October 31, 1995, respectively, and the Consolidated Condensed Statements of Cash Flows for the six months ended September 30, 1996 and October 31, 1995, respectively, have not been audited by independent accountants. However, in the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods, have been made.

         The Consolidated Condensed Financial Statements included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, with the Company's Definitive Joint Proxy Statement dated March 8, 1996, the Transitional 10-Q for the five months ended March 31, 1996, the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, the Forms 8-K and 8-K/A dated April 11, 1996, and the Forms 8-K dated July 16, 1996, and August 7, 1996, filed with the Commission.

                   NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

         During the first quarter of fiscal 1997, in connection with the acquisition of EMCO, the Company issued 3,500,000 shares of common stock, 600,000 warrants at $4.48 and 400,000 warrants at $6.48 to acquire the Company's common stock in connection with the acquisition. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                                               $27,905,000
Cash paid of $1.9 million, loan of $1 million and other consideration        13,772,000
                                                                            -----------
Liabilities assumed                                                         $14,133,000
                                                                            ===========

In a related transaction, the Company also issued $950,000 of three-year notes which bear interest at 9% to acquire land used in EMCO's scrap metal recycling business.

         In the three-month periods ended September 30, 1996 and October 31, 1995, the Company paid interest expense and paid income taxes (collected income tax refunds) in amounts as follows:


                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------
                                                                                    EMCO
                                                                                -------------
                                          SEPTEMBER 30,       OCTOBER 31,       SEPTEMBER 30,
                                              1996              1995                1995
                                          -------------       -----------       -------------
Interest Paid                              $ 216,000             $0              $ 423,000
Income taxes paid (refunds received)       $(458,000)            $0              $ 253,000



                              NOTE 6 - INVENTORIES

Inventories consisted of:

                             SEPTEMBER 30, 1996    MARCH 31, 1996
                             ------------------    --------------
Ferrous                          $  463,000          $  363,000
Non Ferrous - Processed             535,000             148,000
Unprocessed                         889,000             848,000
                                 ----------          ----------
                                 $1,887,000          $1,359,000
                                 ==========          ==========


                         NOTE 7 - MARKETABLE SECURITIES

         Marketable securities are stated at cost, which approximates market value. Marketable securities maturing within one year are classified as current assets. The Company's marketable securities are classified in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, management is required to determine the appropriate classification of its securities at the time of purchase and reevaluate such designation as of each balance sheet. Held-to-maturity securities are reported at amortized cost. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net reported in a separate component of shareholders' equity until disposition. Realized gains and losses and declines in value judged to be other than temporary are included in other (income) expense.

         All marketable securities are classified as available-for-sale securities as of September 30, 1996. Gross unrealized losses were not material to the financial statements taken as a whole as of September 30, 1996.

                          NOTE 8 - PENDING ACQUISITIONS

         On August 7, 1996, the Company announced that it had signed a Letter of Intent to acquire a group of scrap metal recycling companies in southern California for a combination of cash of $6.5 million, 725,000 shares of common stock and other consideration. Closing of the acquisition is contingent upon execution of definitive agreements, completion of due diligence, meeting certain regulatory filing requirements and raising of capital to fund the cash portion of the purchase price.

         The Company is also negotiating to acquire several other scrap metal recycling companies and has retained legal, accounting, and environmental consulting firms to perform due diligence activities. Disbursements to firms performing due diligence for the Company have been capitalized as prepaid expenses. As of September 30, 1996 approximately $540,000 has been recorded as prepaid expenses in connection with due diligence performed for the Company. Closing of these other acquisitions is contingent upon execution of definitive agreements, completion of due diligence, approvals by regulatory agencies and raising of capital to fund the cash portions of the purchase prices.

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

         On April 11, 1996, the Company acquired EMCO, an Arizona corporation, pursuant to a Merger Agreement dated as of December 1, 1995, and as amended through March 7, 1996. The Consolidated Condensed Financial Statements included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, the Company's Definitive Joint Proxy Statement dated March 8, 1996, the Transitional 10-Q for the five months ended March 31, 1996, the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, the Forms 8-K and 8-K/A dated April 11, 1996, and the Forms 8-K dated July 16, 1996, and August 7, 1996, filed with the Commission.

                              RESULTS OF OPERATIONS

         With the acquisition of EMCO on April 11, 1996 and the sale on July 16, 1996 of the Spectra*Star Division, the operating results for the quarter combine a closing out of the previous technology-related business operations in the same quarter with the commencement of the new direction of the Company into the metals recycling industry. Management believes that comparisons of financial data associated with discontinued operations would not be meaningful or relevant and, accordingly, the following information and comparisons are, to the extent possible, related primarily to EMCO's operations.

         Sales for the quarter ended September 30, 1996 and 1995 are shown in the following comparative table:

                                     1996                                              1995
                     --------------------------------------            -----------------------------------
                     (Tons)                           % Total          (Tons)                       % Total
  Commodity          Weight         Amount             Sales           Weight         Amount         Sales
                     ------      -----------          -------          ------       ----------      -------
Ferrous              44,000      $ 4,706,000           33.7%           29,900       $3,167,000        19.0%
Nonferrous           10,800        9,000,000           64.5%           10,300       13,368,000        80.0%
Other                                257,000            1.8%                           157,000         1.0%
                     ------      -----------           ----            ------       ----------       -----
Totals               54,800      $13,963,000            100%           40,200      $16,692,000       100.0%
                     ======      ===========           ====            ======       ==========       =====

         Total sales in the quarter ended September 30, 1996 declined by $2,729,000, or 16.4%, from the comparable period in 1995 as a consequence of unfavorable market conditions. The major cause of the decrease was attributable to commodity prices which have generally declined for nonferrous commodity products for the past four quarters. Spot copper prices moved down from $1.30/lb at September 30, 1995 to $0.88/lb at September 30, 1996, a 32.3% drop. Similarly, aluminum spot prices declined from $0.79/lb at September 30, 1995 to $0.63/lb at September 30, 1996, down 20.3%. In addition, the markets have reacted negatively to the much publicized speculative trading losses sustained by a major copper trader.

         During the current quarter and for the two previous quarters EMCO has kept inventories at minimum working levels ($1,887,000 at September 30, 1996 and $1,359,000 as of March 31, 1996).

         Gross margins for the quarter were $1,191,000, down from $2,530,000 for the comparable period in 1995, primarily as a result of reduced sales and unfavorable market conditions, as discussed above. Gross margins for the six months ended September 30, 1996 declined from $4,319,000 in the comparable period for 1995 to $3,192,000 in 1996.

         Selling expenses increased $38,000 as compared to the same quarter in 1995. This increase is due to additional purchasing/marketing staff added to build overall volumes. It is anticipated that further increases will be reflected in future operations as increased emphasis is being placed on business development. Selling expenses increased from $216,000 in 1995 to $293,000 for the six months ended September 30, 1996 for the reasons described above.*


------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Stockholders are strongly encouraged to review the section entitled "Factors Affecting Future Results" commencing on Page 15 for a discussion of factors that could affect future performance.

         General and administrative expenses rose from $1,581,000 in the second quarter of 1995 to $1,695,000 in 1996. The majority of that increase was attributable to changes in the corporate structure, legal expenses, and development costs related to the change in business activity and direction of the Company during the past year. General and administrative expenses for the six months ended September 30, 1996 were $3,355,000 as compared to $2,836,000 for the comparable six-month period in 1995. The increase was due to changes in the corporate structure and development costs discussed above.

         Pretax income (loss) from continuing operations declined from $491,000 in 1995 to $(801,000) for the quarter ended September 30, 1996 due to unfavorable market conditions and increased selling and administrative expenses described above. Pretax income (loss) from continuing operations declined to $(797,000) in the six months ended September 30, 1996 from $665,000 in the comparable period in 1995 due to unfavorable market conditions and increased selling and administrative expenses.

         Interest expense declined as well, from $423,000 in 1995 to $216,000 in the current quarter and from $782,000 to $450,000 in the six months ended September 30, 1996. The reduction in interest expense is attributable to elimination of fees on a discontinued $2,000,000 stand-by line of credit to EMCO and lesser borrowings in 1996.

         Other income declined from $78,000 in the first quarter of 1995 to $70,000 for the comparable period in 1996 and declined to $109,000 in the six months ended September 30, 1996 from $180,000 in the comparable period in 1995 due to lower invested cash balances.

         A benefit of $254,000 for income taxes has been recorded for the current quarter and six months ended September 30, 1996 as compared to a provision of $19,000 and $152,000 in the three- and six-month pro forma periods ended October 31, 1995.

The income from discontinued operations recorded for the Spectra*Star Products Division for the quarter ended September 30, 1996 was $147,000 ($0.02 per share), compared to a loss for the same quarter in 1995 of $2,097,000 ($0.23 per share). Income from discontinued operations was $294,000 ($0.03 per share) in the six months ended September 30, 1996 as compared to a loss of $2,269,000 ($0.25 per share) in 1995. The substantial loss from discontinued operations in 1995 was a result of significant charges recorded upon the Company's decision to terminate its electronic presentation products and a one-time charge to restructuring costs and special charges totaling $2,153,000 ($0.24 per share). The Company recognized a net gain of $46,000 on the sale of the assets of the Spectra*Star Division and recognized royalty income of approximately $101,000 in the second quarter of fiscal 1997.

         Net loss for the quarter ended September 30, 1996, including discontinued operations, amounted to $400,000 ($0.04 per share) compared to $1,625,000 ($0.18 per share) for the same period in 1995. Net loss for the six months ended September 30, 1996 was $249,000 ($.03 per share) as compared to a net loss of $1,756,000 ($0.20 per share) in the comparable period of 1995.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of cash are its existing cash and marketable securities balances, collection of outstanding accounts receivable remaining from its discontinued Spectra*Star division and royalties expected to be earned in future periods. At September 30, 1996, the Company had $5.2 million in cash, cash equivalents and marketable securities compared to $5.7 million at March 31, 1996. The reduction is primarily attributable to the proceeds realized from the sale of the assets of the Spectra*Star Products Division net of loans made to EMCO. Excluding any mergers, the cash, cash equivalents and marketable securities available for operations appear to be adequate to meet the Company's operating needs for the remainder of the fiscal year ending March 31, 1997.* In the event the Company undertakes any mergers with a cash component, it will be required to seek financing earlier than such time.

         Accounts receivable balances increased from $1.5 million as of March 31, 1996 to $5.8 million as of September 30, 1996. The increase in accounts receivable as of September 30, 1996 is attributable to the acquisition of EMCO net of reductions in accounts receivable attributable to the sale of the Spectra*Star Products Division and the subsequent collection of the accounts receivable from that business. As of September 30, 1996 the balance of accounts receivable remaining to be collected from the Spectra*Star Product Line was approximately $500,000. Accounts payable increased from $0.3 million as of March 31, 1996 to $3.8 million as of September 30, 1996. The increase in accounts payable is attributable to the acquisition of EMCO.

         The Company has an operating line of credit of up to $8 million that is based on qualifying accounts receivable and inventories of EMCO. As of September 30, 1996, EMCO had substantially utilized the available capacity under the line.

         The Company's Board of Directors intends to continue to cause the Company to actively pursue acquisitions and mergers in various fields, including, but not limited to, scrap metal recycling and/or telecommunications. Depending on the nature and size of potential acquisitions, mergers and other transactions, if any, the Company's cash flows from operating and investing activities, together with its cash, cash equivalents and marketable securities will not be sufficient in the future. Therefore the Company will have to supplement these sources of liquidity with additional sources of funds such as borrowings or stock offerings. Refer also to the section below titled "Factors Affecting Future Results."

         The Company has a deferred tax asset valuation allowance that is primarily attributable to U.S. federal and state deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient income to utilize future deductions and credits. Management believes sufficient uncertainty exists regarding realization of deferred tax assets.


------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Stockholders are strongly encouraged to review the section entitled "Factors Affecting Future Results" commencing on Page 15 for a discussion of factors that could affect future performance.

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

RECENT MERGER, SALE AND SIGNIFICANT CHANGE IN STRATEGIC DIRECTION

         In the past year, the Company has undergone a significant change in strategic direction and emphasis. Immediately prior to April 11, 1996, the Company's business had consisted of designing, manufacturing and marketing color printers and related consumables, including ribbons, transparencies and paper. Then, on April 11, 1996, the Company acquired EMCO, an Arizona corporation engaged in scrap metal recycling (the "Merger"). In addition, the Company purchased two parcels of land owned directly or beneficially by Harold M. Rubenstein, the former principal beneficial shareholder and former Chairman of the Board of EMCO. On July 16, 1996, the Company sold to Mannesmann Tally the inventory and related production equipment of its Spectra*Star printer and consumables business. And on August 7, 1996, the Company announced the signing of a Letter of Intent to acquire a group of scrap metal recycling companies in Southern California. The Company anticipates future acquisitions of other companies in the scrap metal recycling industry and potentially also in other industries. Reflective of the Company's overall change in emphasis is its corporate name change on April 12, 1996, from General Parametrics Corporation ("GPC") to Metal Management, Inc. The ramifications of the changes in the Company's business are discussed in greater detail below.

         Given the substantial changes in the Company's business in the past year, past financial performance should not be considered a reliable indicator of future performance. Potential purchasers should not use historical trends to anticipate results or trends in future periods.

CYCLICALITY OF OPERATING RESULTS

         The operating results of the scrap metal recycling processing industry in general and the Company's EMCO subsidiary in particular are highly cyclical in nature as they tend to reflect and amplify the general national economic condition. In periods of national recession or periods of minimal economic growth, the operations of scrap metal recycling companies have been materially adversely affected. During recessions or periods of minimal economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum supplies. For example, from approximately 1988 to 1993, the scrap metal recycling industry was adversely affected for a period of five years. Due in part to this effect, the predecessors of EMCO, Empire Metals, Inc. ("Empire") and Copperstate Metals, Inc. ("Copperstate"), entered bankruptcy proceedings in 1990 and 1991, respectively. Future economic downturns may be expected to materially and adversely affect the operating results of the Company. The ability of the Company and EMCO to withstand significant economic downturns in the future will depend in part on the amount of available cash held by the Company. Recently, EMCO has required cash infusions from the Company due to what it believes to be short-term liquidity requirements. The Company believes that EMCO will require additional cash infusions for at least the remainder of the fiscal year ending March 31, 1997. There can be no assurance, however, that liquidity constraints will not continue or worsen.

PRICE FLUCTUATIONS

         EMCO's results of operations have been in the past, and the results of operations of the overall Company are expected to be, subject to price fluctuations that occur in the metals commodities markets. For example, prices of non-ferrous metals have generally declined during the past four quarters, which adversely affected revenues and net income in the quarter ended September 30, 1996. A further decline in commodity prices could further reduce revenues and net income prospectively. Such losses could have a material adverse effect on the Company's results of operations and liquidity of the Company.

RISK OF EXPANSION STRATEGY

         The Company currently plans to continue to pursue additional acquisitions in the scrap metal recycling area and, potentially, in other related or unrelated fields, including but not limited to telecommunications. There can be no assurance that any future mergers will be consummated or that, if they are, the Company will be able to effectively manage disparate business enterprises. The ability of the Company to achieve its expansion objectives and to manage its growth effectively depends on a variety of factors, including the ability to identify appropriate acquisition targets and to negotiate acceptable terms for their acquisition, the integration of new businesses into the Company's operations and the availability of capital. These difficulties will be exacerbated in the event that the Company expands in states outside of Arizona and California. The inability to control or manage growth effectively or to successfully integrate future new business into the Company's operations would have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be able to successfully expand or that growth and expansion will result in profitability. There can be no assurance that the Company will be able to realize any of the other anticipated benefits of the Merger or any future acquisitions that it may undertake.

EXISTING AND FUTURE DEBT OF THE COMPANY

         As a result of the Merger, the Company has approximately $9 million in consolidated debt. In order to pursue expansion and acquisition opportunities, the Company expects to incur additional debt, either through bank or credit lines or the sale of debt securities in registered or unregistered transactions, in addition to any additional equity financing it may do. The servicing of such present and future debt of the Company will utilize cash either in the form of cash on hand or cash generated by operating activities.

RISK OF DILUTION TO EXISTING STOCKHOLDERS

         The Company's strategy of expansion and additional acquisitions will require it to issue additional shares of Common Stock or securities convertible into Common Stock as consideration for additional acquisitions. Issuance of a material amount of Common Stock or such securities would result in significant dilution to the then-existing stockholders of the Company. The Company expects to be required to seek equity financing to meet future capital requirements, which would also result in additional dilution. See "Immediate and Future Capital Requirements."

COMPETITION IN THE SCRAP METAL INDUSTRY

         The scrap metal recycling industry is highly competitive, with the principal competitive factors being price and availability of scrap metal supplied. Competition in the industry is intense in part because the barriers to entry into the scrap metal collection business are relatively low. Additionally, EMCO faces competition from producers of finished steel products, many of whom have substantially greater financial resources than EMCO and the Company, who may vertically integrate by entering the scrap metal recycling business. The inability of EMCO to compete in this environment would have a material adverse effect on the Company's financial condition and results of operations.

IMMEDIATE AND FUTURE CAPITAL REQUIREMENTS

         Scrap metal recycling companies such as EMCO have substantial ongoing working capital and capital equipment requirements in order to continue to operate and grow. During March 1996, the Company loaned EMCO $1,000,000 for short-term working capital requirements. Upon closing of the Merger, the Company advanced EMCO $950,000, and EMCO paid its demand note of $950,000 to Donald F. Moorehead, a director of the Company and EMCO. Also, subsequent to March 31, 1996, the Company loaned EMCO an additional $1,500,000 for additional working capital purposes. The Company expects that EMCO will require additional cash infusions for at least the remainder of the fiscal year ending March 31, 1997. In order to remain competitive, EMCO must continue to make significant investments in capital equipment. As a result, the Company will likely seek equity or debt financing to fund future improvements and expansion of its scrap metal recycling business as well as to make other acquisitions of scrap metal recycling facilities. There can be no assurance that such financing will be available when needed, or that, if available, it will be on satisfactory terms. The failure to obtain financing would hinder the Company's and EMCO's ability to make continued investments in capital equipment and pursue expansions, which could materially adversely affect results of operations. Any such equity financing would result in dilution to the then-existing stockholders of the Company.

OPERATIONAL RESTRUCTURING OF EMCO

         In October 1996, the Company initiated efforts to restructure the operations of its EMCO subsidiary. The restructuring is expected to reduce operating expenses by eliminating the utilization of certain leased equipment, eliminating 25 jobs representing approximately 12% of the workforce, reducing the cost of outside processing from certain vendors, and renegotiating contracts for purchased services some of which are expiring. In addition, as a part of the restructuring program, the Company has initiated a review of the buying and selling departments of EMCO and is continuing to evaluate EMCO's operations in recognition of the difficult commodity markets in which scrap metal recycling companies have been and are continuing to operate.

COMPANY MANAGEMENT FACTORS

         While management team members who came from EMCO have experience with scrap metal recycling operations, both they and the pre-Merger officers of Metal Management may be outside their areas of experience in the event that the Company pursues acquisition opportunities outside of scrap metal recycling. Additionally, while T. Benjamin Jennings, the current Chairman of the Board and Chief Development Officer, is currently devoting substantially all of his time to such position, Gerard M.

Jacobs, the current President and Chief Executive Officer, has certain other business interests and will be unable for some time to dedicate his full time to the Company's operations. As a result, the success of the Company will depend, in large part, upon the involvement of EMCO management. There can be no assurance that the Company will be able to retain key management personnel.

         Additionally, certain members of EMCO management have been involved in bankruptcy proceedings in the past as a result of the bankruptcy proceedings of EMCO's predecessor companies, Copperstate and Empire.

CONTROL OF COMPANY BY MANAGEMENT AND PRINCIPAL STOCKHOLDERS

         As a result of the Merger, Messrs. Jacobs and Jennings, together with George O. Moorehead and Donald F. Moorehead, with whom Messrs. Jacobs and Jennings have had substantial past business relationships, collectively own an aggregate of approximately 28% of the outstanding Common Stock of the Company. In addition, Harold Rubenstein, formerly the Chairman of the Board of EMCO, beneficially owns approximately 26% of the outstanding Common Stock of the Company, while Gerald Zack, Raymond F. Zack and David M. Zack, who are brothers, collectively beneficially own through their ownership of Copperstate an aggregate of approximately 13% of the outstanding Common Stock of the Company. Pursuant to demand registration rights of Copperstate, the Company registered on Form S-3 (the "S-3 Registration Statement") 300,000 shares held by Copperstate. The S-3 Registration Statement became effective on August 27, 1996. Inclusive of shares registered by the S-3 Registration Statement, the Zacks collectively beneficially hold 10% of the Company's outstanding shares. Accordingly, Messrs. Jennings and Jacobs, together with the Mooreheads, Harold Rubenstein and the Zacks, will collectively have sufficient voting power (approximately 58%) after the sale of shares being registered to control the outcome of all matters (including the election of a majority of the directors and any future merger, consolidation or sale of assets of the Company) submitted to Company stockholders for approval and may be deemed to have effective control over the affairs and management of the Company. This assumes that the shares being offered by Copperstate will not be purchased by any of the individuals in the aforementioned group. The sale of some or all of the shares to such individuals would increase commensurately the control of such individuals and the group over the Company. This controlling interest in the Company may also have the effect of making certain transactions more difficult or impossible, absent the support of Messrs. Jennings and Jacobs and such other persons. Such transactions could include proxy contests, mergers involving the Company, tender offers and open market purchase programs that could give stockholders of the Company the opportunity to realize a premium over the then-prevailing market price of their shares of Common Stock.

CONCENTRATION OF CUSTOMERS AND CREDIT RISK

         The Company's three largest customers for the three-month period ended September 30, 1996, represented in the aggregate approximately 16.9% of the Company's revenues for that period. The Company's results of operations are substantially dependent upon continuing orders from such customers, and any cancellation of or reduction in orders from such customers could have a material adverse effect on the Company's results of operations. This risk is exacerbated by the fact that most of the Company's customers are not bound by long-term purchase contracts but instead do business with the Company on the basis of short-term contracts.

         One customer accounted for $435,000, or approximately 10%, of the Company's total accounts receivable as of September 30, 1996.

SUPPLY RELATIONSHIP WITH ELLIS METALS, INC.

         Ellis Metals, Inc. is principally owned by Harold Rubenstein and is a significant supplier to EMCO. Harold Rubenstein is the Company's largest stockholder. EMCO and Ellis Metals have a supply relationship that is defined in a contract that requires Ellis Metals to either provide all of its inventory to EMCO or directly to customers of EMCO through a direct ship arrangement. In the latter arrangement EMCO realizes a brokerage fee, which can be less than the amount of gross profit the Company realizes when inventory is shipped to EMCO, processed and resold. From and after September 25, 1996, Ellis Metals has elected to ship certain materials directly to customers of EMCO and has indicated that it will continue to do so for the foreseeable future. As a result, the Company's gross margin could be adversely affected.

DEPENDENCE ON SCRAP SUPPLIERS

         EMCO's scrap recycling operations are dependent upon the supply of scrap materials from its suppliers. Few of such suppliers are bound by long-term supply agreements, and therefore they have no obligation to continue to supply scrap materials to EMCO. In the event that substantial numbers of scrap suppliers cease supplying scrap materials to EMCO, the Company's financial condition and results of operations would be materially and adversely affected.

ENVIRONMENTAL MATTERS

         Like many other companies in the scrap metal recycling business, EMCO is subject to comprehensive local, state and international regulatory and statutory requirements relating to the acceptance, storage, handling and disposal of solid waste and waste water, air emissions, soil contamination and employee health, among others. Environmental legislation and regulations have changed rapidly in recent years, and it is likely that EMCO, and any other scrap metal recycling subsidiaries the Company may acquire in the future, will be subject to even more stringent environmental standards in the future.

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

         The Company has supplied the Pre-Merger Site Assessments to EMCO, and EMCO has retained a qualified environmental and chemical consulting firm in Arizona to review them, to examine EMCO's ongoing operations, and to recommend to EMCO's management and Board of Directors any steps EMCO should take to achieve and/or maintain compliance, including but not limited to any necessary remedial measures or operational changes. During the second quarter of the current fiscal year, EMCO commenced action on certain of the recommendations of the consulting firm, and subsequently EMCO established an environmental safety fund of $15,000. The Company believes that the environmental safety fund will have to be increased from time to time as additional recommendations from the consultant become available. EMCO has also adopted the recommended procedural program set forth by the consulting firm with respect to environmental characteristics of any new sites to be purchased or leased.

         Due to the nature of the scrap metal recycling business, it is possible that inquiries or claims based upon environmental laws may be made in the future by governmental bodies or individuals against the Company, EMCO and any other scrap metal recycling entities that the Company may acquire. The location of EMCO's facilities in large urban areas may increase the risk of scrutiny and claims. The Company is unable to predict whether any such future inquiries or claims will in fact arise or the outcome of such matters. Additionally, it is not possible to predict the total size of all capital expenditures or the amount of any increases in operating costs or other expenses that may be incurred to comply with any environmental requirements, or whether all such cost increases can be passed on to customers through product price increases. Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but that have been found to affect the environment and to create public rights of action for environmental conditions and activities. As is the case with scrap recyclers in general, if damage to persons or the environment has been caused, or is in the future caused, by hazardous materials activities of EMCO or other Company subsidiaries or by hazardous substances now or hereafter located at any subsidiaries' facilities, the Company and such subsidiaries may be fined and held liable for such damage. In addition, the Company and such subsidiaries may be required to remedy such conditions or change procedures. While the Company believes EMCO is in material compliance with currently applicable environmental regulations and does not anticipate any substantial capital expenditures for new environmental control facilities during fiscal 1996, there can be no assurance that potential liabilities, expenditures, fines and penalties associated with environmental laws and regulations will not have a material adverse effect on the Company.

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

                           RECENT ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of." The statement must be adopted for its fiscal year beginning April 1, 1996. Based upon its preliminary review, management believes that there will be no material impact on the results of operations or financial condition upon adoption.

         In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." The Company intends to adopt the disclosure requirements for its fiscal year beginning April 1, 1996. Based upon its preliminary review, management believes that there will be no material impact on the results of operations or financial condition upon adoption.

                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

See disclosure contained in corresponding item of Form 10-Q Transitional Report for the five months ended March 31, 1996, filed by the Registrant.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Restated Certificate of Incorporation, as amended through April 12, 1996.

         3.2      Amended and Restated Bylaws, as amended through April 9, 1996.

         10.1 Office Lease between Friedman Properties, Ltd., and Metal Management, Inc.

         27.1     Financial Data Schedule


(b) The following reports on Form 8-K were filed during the quarter ended June 30, 1996:

         1. On July 31, 1996, the Company filed a Form 8-K dated July 16, 1996, reporting the sale of substantially all of the assets related to its Spectra*Star Division to Mannesmann Tally Corporation pursuant to an Asset Purchase and Sale Agreement dated as of July 16, 1996 (Item 5). The Company filed unaudited pro forma financial statements giving effect to the sale for the year ended October 31, 1995, and the five months ended March 31, 1996 (Item 7). The Form 8-K provided the Form of Asset Purchase and Sale Agreement, and related press release dated July 11, 1996 (Item 7).

         2. On August 9, 1996, the Company filed a Form 8-K dated August 7, 1996, reporting the execution by the Company of a Letter of Intent dated August 6, 1996, to acquire the MacLeod Group of Companies, and the issuance of a press release regarding the Letter of Intent on August 7, 1996 (Item 5). The Form 8-K provided a copy of the press release (Item 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    METAL MANAGEMENT, INC.



Dated: November 13, 1996            By  /s/  Robert C. Larry
                                    -------------------------------------------
                                    Vice President, Finance and Chief Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)


                                    By  /s/  Gerard M. Jacobs
                                    -------------------------------------------
                                    President and CEO


                                    By  /s/  T. Benjamin Jennings
                                    -------------------------------------------
                                    Chairman of the Board and Chief Development
                                    Officer

                                  EXHIBIT INDEX

3.1      Restated Certificate of Incorporation, as amended through April 12,
         1996.

3.2      Amended and Restated Bylaws, as amended through April 9, 1996.

10.1     Office Lease between Friedman Properties, Ltd., and Metal Management,
         Inc.

27.1     Financial Data Schedule