Form 10-Q/A
period 1996-06-30
METAL MANAGEMENT INC
filed 1996-11-19
CIK 795665

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-Q/A


                                AMENDMENT No. 2



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

This form 10-Q/A is being filed solely for the purpose of supplying an omitted document header for Exhibit 10.46, which was inadvertently omitted from the Registrant's Form 10-Q/A filing on October 2, 1996. The October 2, 1996, Form 10-Q/A was filed solely for the purpose of filing an agreement of the Registrant pursuant to Item 601 of Regulation S-K.


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

                                       METAL MANAGEMENT, INC.

Dated:   November 19, 1996             By: /s/ Robert C. Larry
                                           ____________________________________
                                           Robert C. Larry
                                           Vice President, Finance and Chief
                                             Financial Officer
                                           (Principal Financial and Accounting
                                             Officer)

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