Form 10-Q
period 1996-12-31
METAL MANAGEMENT INC
filed 1997-02-14
CIK 795665

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark one)
            [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996.

            [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days
                                                 YES   X       NO
                                                     -----        -----

         Number of Shares of Common Stock outstanding as of February 11, 1997:
10,150,000.

                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1:     Financial Statements (Unaudited)
            Consolidated Condensed Balance Sheets December 31, 1996 and March
            31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
            Consolidated Condensed Statements of Operations for the three months ended December 31, 1996 and January 31, 1996; for the three months ended December 31, 1995 for EMCO Recycling Corp.
            and pro forma for the three months ended January 31, 1996 . . . . 4
            Consolidated Condensed Statements of Operations for the nine months ended December 31, 1996 and January 31, 1996; for the nine months ended December 31, 1995 for EMCO Recycling Corp.
            and pro forma for the nine months ended January 31, 1996  . . . . 5
            Consolidated Condensed Statements of Cash Flows for the nine months ended December 31, 1996 and January 31, 1996; for the nine months ended December 31, 1995 for EMCO Recycling Corp.. . . 6
            Notes to Consolidated Condensed Financial Statements  . . . . . . 7

ITEM 2:     Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . . .  12

                                    PART II

                               OTHER INFORMATION

ITEM 6:     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .  26

            SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .  27

            Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .  28

                           METAL MANAGEMENT, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEET
                                 (UNAUDITED)

                                   PART I
                            FINANCIAL INFORMATION

                                             December 31,           March 31,
                                                1996             1996 (Note 1)
                                             ------------        -------------
ASSETS:
Current Assets:
     Cash and cash equivalents               $  1,277,000        $  3,093,000
     Marketable securities (Note 7)                     0           2,644,000
     Accounts  receivable, net                  4,552,000           1,488,000
     Loan to EMCO Recycling Corp.                      --           1,000,000
     Inventories (Note 6)                       1,549,000           1,359,000
     Prepaid expenses                           1,655,000              58,000
     Refundable income taxes                            0              70,000
     Deposits for Purchase of MacLeod (Note 8)  1,001,000                  --
     Deferred charges (Note 8)                  1,102,000                  --
                                             ------------        ------------
     Total current assets                      11,136,000           9,712,000

Marketable securities (Note 7)                          0             115,000
Property and equipment, net                     9,122,000              44,000
Goodwill and other intangibles, net (Note 2)   11,115,000             478,000
                                             ------------        ------------

Total Assets                                 $ 31,373,000        $ 10,349,000
                                             ============        ============

LIABILITIES AND SHAREHOLDERS EQUITY:
Current Liabilities:
     Operating line of credit                $  2,539,000        $         --
     Accounts payable                           3,539,000             282,000
     Income tax payable                           183,000                  --
     Other accrued liabilities                    424,000             459,000
     Current portion of long term debt          1,093,000                  --
                                             ------------        ------------
     Total current liabilities                  7,778,000             741,000
Long term dets, less current portion            4,480,000                  --
Other liabilities                               1,465,000                  --
                                             ------------        ------------

     Total Liabilities                         13,723,000             741,000

Stockholders' equity
     Common stock                                  99,000              53,000
     Additional paid-in-capital                12,705,000           3,325,000
     Retained earnings                          4,846,000           6,230,000
                                             ------------        ------------
     Total equity                              17,650,000           9,608,000
                                             ------------        ------------

     Total Liabilities and equity            $ 31,373,000        $ 10,349,000
                                             ============        ============


                           See Accompanying Footnotes

                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                            EMCO Recycling
                                                                                Corp.         Pro Forma Combined
                                              Metal Management, Inc.         For the three       For the three
                                           For the three months ended        months ended            months
                                         December 31,       January 31,      December 31,      ended January 31,
                                               1996             1996            1995            1996 (Note 1)
                                         --------------     ------------  ----------------    ------------------
Net sales                                $   10,402,000     $         0   $     18,435,000    $     18,435,000
Cost of sales                                10,020,000               0         17,793,000          17,793,000
                                         --------------     -----------   ----------------    ----------------
Gross profit                                    382,000               0            642,000             642,000


Operating expenses
 Marketing and sales                            143,000               0             70,000              70,000
 General & Administrative                     1,336,000         411,000          1,464,000           1,978,000
                                         --------------     -----------   ----------------    ----------------

Total operating  expenses                     1,479,000         411,000          1,534,000           2,048,000

Income (loss) from continued
operations                                   (1,097,000)       (411,000)          (892,000)         (1,406,000)
Interest expense                                224,000               0            393,000             393,000
Other (income) expense                          (42,000)        (83,000)          (251,000)           (334,000)
                                         --------------     -----------   ----------------    ----------------

Income (loss) from continuing
 operations before income tax and
 discontinued operations                     (1,279,000)       (328,000)        (1,034,000)         (1,465,000)
Provision (benefit) for income tax             (119,000)              0           (415,000)           (440,000)
                                         --------------     -----------   ----------------    ----------------

Income (loss) from continuing
operations                                   (1,160,000)       (328,000)          (619,000)         (1,025,000)

Discontinued Operations (Note 3)
 Income (loss) from operations of
 discontinued Spectra*Star
 Products Division, net of income
 taxes (benefit) of $0 in 1996                   25,000         376,000                  0             376,000
                                         --------------     -----------   ----------------    ----------------

Net income (loss)                        $   (1,135,000)    $    48,000   $       (619,000)   $       (649,000)
                                         ==============     ===========   ================    ================

Net income (loss) per share for:
 Continuing operations                            (0.13)          (0.06)               n/a                (.11)
 Discontinued operations                           0.00             .07                n/a                0.04

Weighted average number of shares
outstanding                                   8,949,000       5,327,000                n/a           8,949,000


                          See Accompanying Footnotes.

                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 Metal Management, Inc.        EMCO Recycling Corp.   Pro Forma Combined
                                               For the nine months ended       For the nine months    For the nine months
                                             December 31,      January 31,      ended December 31,     ended January 31,
                                                  1996             1996                1995              1996 (Note 1)
                                             ---------------   ------------    --------------------  --------------------
Net sales                                     $ 40,344,000     $         0       $   52,625,000       $   52,625,000
Cost of sales                                   36,770,000               0           47,665,000           47,665,000
                                              ------------     -----------       --------------       --------------
Gross profit                                     3,574,000               0            4,960,000            4,960,000

Operating expenses
 Marketing and sales                               436,000               0              287,000              287,000
 General & Administrative                        4,691,000       1,125,000            3,275,000            4,814,000
                                              ------------     -----------       --------------       --------------

Total operating expenses                         5,127,000       1,125,000            3,562,000            5,101,000

Income (loss) from continued
operations                                      (1,553,000)     (1,125,000)           1,398,000             (141,000)
Interest expense                                   674,000               0            1,174,000            1,174,000
Other (income) expense                            (151,000)       (245,000)            (269,000)            (514,000)
                                              ------------     -----------       --------------       --------------

Income (loss) from continuing
 operations before income tax
 and discontinued operations                    (2,076,000)       (880,000)             493,000             (801,000)
Provision (benefit) for income tax                (373,000)       (381,000)             200,000             (284,000)
                                              ------------     -----------       --------------       --------------

Income (loss) from continuing
operations                                      (1,703,000)       (499,000)             293,000             (517,000)

Discontinued Operations (Note 3)
 Income (loss) from operations of
 discontinued Spectra*Star
 Products Division, net of income
 taxes (benefit) of $381 in 1996                   319,000      (1,893,000)                   0           (1,893,000)
                                              ------------     -----------       --------------       --------------

Net income (loss)                             $ (1,384,000)    $(2,392,000)      $      293,000       $   (2,410,000)
                                              ------------     -----------       --------------       --------------
Net income (loss) per share for:
 Continuing operations                               (0.19)          (0.09)                 n/a                 (.06)
 Discontinued operations                               .04            (.36)                 n/a                 (.21)

 Weighted average number of shares
 outstanding                                     8,949,000       5,327,000                  n/a            8,949,000


                           See Accompanying Footnotes

                             METAL MANAGEMENT, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    Metal Management, Inc.                 EMCO Recycling
                                             -------------------------------------     ----------------------
                                                                                         For the nine months
                                                   For the nine months ended                    ended
                                             December 31, 1996    January 31, 1996        December 31, 1995
                                             -----------------    -----------------      -------------------
Cash provided (used) by operating
activities:
Net income (loss)                              $ (1,384,000)       $ (2,392,000)           $      293,000

  Adjustments to reconcile net
income to cash
  provided by (used in) operating activities
  Depreciation,  amortization,
  deferred charges, and
  deferred income taxes                           1,227,000             185,000                  (118,000)
  Restructuring costs                                    --           1,437,000                        --
  Other Charges                                          --             716,000                   135,000
Changes in assets and liabilities net
of effects
of purchase of EMCO Recycling Corp.:
  Accounts receivable                             2,645,000             454,000                (2,353,000)
  Inventory                                       1,641,000           1,285,000                 1,475,000
  Accounts payable                                  (82,000)           (143,000)                1,105,000
  Accrued liabilities                              (458,000)              6,000                (1,128,000)
  Other, net                                     (2,612,000)           (106,000)                 (345,000)
                                               ------------        ------------            --------------
Net cash provided (used) by operations              977,000           1,442,000                  (936,000)

Cash flows provided (used) by investing
activities:
  Marketable securities                           2,644,000             776,000                         0
  Purchase of property and equipment             (1,654,000)            (19,000)               (1,350,000)
  Capitalized software development cost                  --            (147,000)                        0

  Payment for purchase of EMCO, net
of cash
  acquired of $660,000                             (971,000)                  0                         0
  Other investments                                      --                  --                   155,000
                                               ------------        ------------            --------------

Net cash  provided (used)  by investing              19,000             610,000                (1,195,000)
activities

Cash flows provided (used) by financing
activities:
  Common stock issued under employees stock
  purchase, employee stock option plan              293,000             500,000                         0
Payment of cash dividends                                 0            (307,000)                        0
Borrowings on line of credit, net                (1,975,000)                 --                 3,727,000
Repayment of borrowings, net                     (1,130,000)                  0                (1,847,000)
                                               ------------        ------------            --------------

Net cash provided (used) by financing
activities                                       (2,812,000)            193,000                 1,880,000

Net increase (decrease) in cash and
equivalents                                      (1,816,000)          2,245,000                  (251,000)

Cash and equivalents, beginning of
period                                            3,093,000             963,000                   566,000
                                               ------------        ------------            --------------

Cash and equivalents, end of period               1,277,000           3,208,000                   315,000
                                               ============        ============            ==============




                          See Accompanying Footnotes.

                             METAL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS

                         NOTE 1 - BASIS OF PRESENTATION

         In accordance with its previously announced business strategy, the business of Metal Management, Inc. (hereinafter referred to as "Metal Management" or the "Company") has changed significantly during the past year. The Company completed its first of a number of planned acquisitions in the scrap metal recycling industry with the purchase of EMCO Recycling Corp. ("EMCO") in April 1996 (see below); it discontinued its Spectra*Star and consumables business during the first quarter of fiscal 1997 and its VideoShow product and related product lines in the fourth quarter of fiscal 1995, and changed its fiscal year end from October 31 to March 31, effective April 1, 1996. As a result of the above changes, no prior year quarterly information is truly comparable to the Company's current operating activities. In an effort to provide meaningful comparable information for the prior year's quarter, without incurring unreasonable expense, the Company has included three- and nine-month information for the periods ended January 31, 1996, because it is the most comparable quarter in terms of timing. In addition, such quarterly information is supplemented by unaudited financial information for EMCO for the three months and nine months ended December 31, 1995, which is presented for informational purposes. The pro forma income statement information for the quarter and nine months ended January 31, 1996, assumes the acquisition of EMCO was consummated as of April 1, 1995, and includes amortization of goodwill and other intangibles ($103,000 for the three months ended January 31, 1996, and $414,000 for the nine months ended January 31, 1996) arising from the acquisition. The balance sheet dated March 31, 1996, includes assets, liabilities and shareholders equity with balances that exclude EMCO Recycling Corporation, which was acquired April 11, 1996.

                  NOTE 2 - ACQUISITION OF EMCO RECYCLING CORP.

         On April 11, 1996, the Company completed the acquisition of EMCO, a scrap metal recycling company based in Phoenix, Arizona, for a purchase price of approximately $12.8 million ($2.0 million in cash, 3.5 million shares of common stock valued at $8.8 million, 600,000 warrants at $4.48 per share, 400,000 warrants at $6.48 per share valued at $0.3 million and $1.7 million in other long-term liabilities that bear interest at 7%). In connection with the acquisition the Company also acquired land used in the scrap metal business that was indirectly owned by one of the principal former owners of EMCO for $1.1 million ($150,000 in cash and $950,000 in notes payable in three years that bear interest at 9%). The acquisition of EMCO was accounted for using the purchase method of accounting, and accordingly its results are included in the consolidated financial statements from the date of purchase. The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to covenants-not-to-compete ($1.7 million, which is amortized over 10 years) with the remainder to goodwill ($9.6 million, which is amortized over 40 years). Effective as of July 1, 1996, the Company changed its estimated life for goodwill, increasing the amortization period from 15 years to 40 years.
The change in amortization period more appropriately reflects the anticipated benefit period for acquisitions of scrap metal recycling companies. A summary of the tangible assets acquired and liabilities assumed is as follows:

        Current assets                                         $ 8,877,000
        Noncurrent assets                                        7,767,000
        Current liabilities                                     (9,148,000)
        Non current liabilities                                 (5,785,000)
                                                               -----------
        Intangible assets, including goodwill of $9.6
        million and covenants not to compete of $1.7
        million                                                 11,261,000
                                                               -----------
                                                               $12,972,000
                                                               ===========


       NOTE 3 - DISCONTINUED OPERATIONS: SALE OF SPECTRA*STAR PRODUCTS
                       DIVISION/VIDEOSHOW PRODUCT LINE

        During the first quarter of fiscal 1997, management made the decision to exit the Spectra*Star printer and consumables business. On July 16, 1996, Mannesmann Tally ("Tally") acquired the inventory and related production equipment for approximately $1.3 million in cash and other contingent consideration in the form of royalties on future revenues from the sale of Spectra*Star printers and related consumables by Tally. Consequently, the printer and consumables business is reported as a discontinued operation for all periods presented. The operating results of the division have been netted and reported as a single line item in the income statement entitled "Income
(loss) from discontinued operations, net of income taxes." The Company recognized income net of expenses in the third quarter of fiscal 1997 of $25,000 from discontinued operations. A reserve was recorded in the third quarter of $122,000 for uncollectible accounts receivable from the Spectra*Star business, which was charged to discontinued operations. Royalty income of $178,000 was recognized as income from discontinued operations in the third quarter of fiscal 1997, and $279,000 of royalty income is recognized in the nine months ended December 31, 1996. Additional consideration from royalty income will be recorded when it becomes known and collected and will be reported as income from discontinued operations. Also reported as discontinued operations are the VideoShow and related product lines ("VideoShow"), which were discontinued in the fourth quarter of fiscal 1995 and were subsequently sold in the third quarter of fiscal 1997 for consideration that was not considered material to the Company. VideoShow together with the Spectra*Star printer and consumables business formed the Company's presentation products business segment. Consequently, with the sale of the printer and consumables business and the VideoShow, both are included in discontinued operations in the accompanying financial statements.

                         NOTE 4 - FINANCIAL STATEMENTS

         The accompanying Consolidated Condensed Balance Sheets of Metal Management, Inc. at December 31 and March 31, 1996, and the Consolidated Condensed Statements of Operations for the three months and nine months ended December 31, 1996, and January 31, 1996, respectively, and the Consolidated Condensed Statements of Cash Flows for the nine months ended December 31, 1996, and January 31, 1996, respectively, have not been audited by independent accountants. However, in the opinion of management, all necessary adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods, have been made.

         The Consolidated Condensed Financial Statements included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, with the Company's

Definitive Joint Proxy Statement dated March 8, 1996, the Transitional 10-Q for the five months ended March 31, 1996, the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and Forms 10-Q/A filed as of October 2, 1996, and November 19, 1996, the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, the Forms 8-K and 8-K/A dated April 11, 1996, and the Forms 8-K dated July 16, 1996, August 7, 1996, January 1, 1997, and January 7, 1997, filed with the Commission.

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
                                                               ===========


In a related transaction accomplished in April 1996, the Company issued a $950,000 three-year note that bears interest at 9% to acquire land used by Ellis Metals, Inc. in the scrap metal recycling business. Ellis Metals, Inc. is an entity principally owned by Harold Rubenstein and is a supplier of scrap metals to EMCO.

         In the nine-month period ended December 31, 1996, and the pro forma nine-month period ended January 31, 1996, the Company paid interest expense and paid income taxes (collected income tax refunds) in amounts as follows ($000's):



                                                    Nine Months Ended
                                         ---------------------------------------
                                                                       EMCO
                                         December 31,  January 31,  December 31,
                                            1996          1996          1995
                                         ------------  -----------  ------------
Interest Paid                             $    810      $      0      $ 1,189
Income taxes paid (refunds received)      $   (128)     $   (585)     $ 1,695

                             NOTE 6 - INVENTORIES

Inventories of EMCO consisted of ferrous, nonferrous, and other inventories as follows ($000's):

                                        December 31, 1996    March 31, 1996
                                        -----------------    --------------
Ferrous                                     $    321              $    416
Non Ferrous - Processed                          649                   762

Non Ferrous - Unprocessed                        498                   575
Other                                             81                     0
                                            --------              --------
                                            $  1,549              $  1,753
                                            ========              ========

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

         The Company had none of its cash balances invested in marketable securities as of December 31, 1996.

                  NOTE 8 - COMPLETED AND PENDING ACQUISITIONS

         On January 1, 1997, the Company completed the acquisition of California Metals Recycling, Inc. ("CA Metals"), Firma, Inc. ("Firma"), MacLeod Metals, Co. ("MacLeod Metals"), Firma Plastics Co., Inc. ("Plastics") and Trojan Trading Co. ("Trojan Trading" and together with Firma, CA Metals, MacLeod Metals and Plastics, the "MacLeod Companies"). The Company acquired all of the outstanding shares of CA Metals, Firma, MacLeod Metals and Plastics directly from Ian and Marilyn MacLeod, the former Shareholders of such companies. The acquisition of Trojan Trading was accomplished by means of a merger of a wholly owned subsidiary of the Company with and into Trojan Trading. The acquisition of the MacLeod Companies was accomplished pursuant to an acquisition agreement dated January 1, 1997 (the "Agreement"), among the Company, MMI Acquisition, Inc., Metal Management Realty, Inc., the MacLeod Companies, Ian and Marilyn MacLeod and the MacLeod Family Trust dated January 30, 1993 (the "Trust"). Pursuant to the Agreement, the Company through its wholly owned subsidiary Metal Management Realty, Inc. purchased two parcels of real property located in South Gate, California.

         The purchase price for the MacLeod Companies and the parcels of real property was as follows. An aggregate of 725,000 shares of common stock was issued to Ian and Marilyn MacLeod in connection with the acquisition of Trojan Trading. The purchase price for the stock of the remaining MacLeod Companies consisted of (i) $7,100,000 ($6,600,000 of which was in the form of promissory notes) and (ii) warrants to purchase 175,000 shares of Common Stock. The purchase price for the parcels of real property was $3,000,000 in the form of a promissory note issued by Metal Management Realty, Inc. and guaranteed by the Company and $500,000 in cash. The promissory notes issued to acquire MacLeod and related real estate have due dates with aggregate principal amounts maturing as follows: $6,000,000 due on March 14, 1997, which can be extended until May 31, 1997, and $600,000 due on or before January 1, 2001.

         On January 7, 1997, the Company acquired all of the assets of HouTex Metals Company, Inc. ("HouTex") by means of a reverse triangular merger in which the Company's wholly owned subsidiary MTLM Merger, Inc. ("Sub") was merged with and into HouTex with HouTex remaining as the surviving corporation pursuant to a merger agreement dated as of December 10, 1996 (collectively the "Merger

Agreement"), among the Company, HouTex and the beneficial owners of the common stock of HouTex (the "Acquisition"). In the Acquisition the purchase consideration paid to the former shareholders of HouTex consisted of an aggregate of (i) 475,000 shares of common stock of the Company, (ii) warrants to purchase an aggregate of an additional 250,000 shares of common stock of the Company, (iii) promissory notes for an aggregate of $1,655,268 due on April 30, 1997, payable to certain former shareholders of HouTex, (iv) a promissory note for $5,000,000 due on June 30, 1997, payable to a corporation indirectly controlled by the former shareholders of HouTex, and (v) $750,000 in cash.

         The MacLeod and HouTex acquisitions will be accounted for under the purchase method of accounting.

         The Company is also negotiating to acquire several other scrap metal recycling companies and has retained legal, accounting and environmental consulting firms to perform due diligence activities. Disbursements to firms that have performed due diligence for the Company have been capitalized as deferred charges. As of December 31, 1996, approximately $1,101,000 had been recorded as deferred charges in connection with due diligence performed for the Company and for deposits made by the Company in connection with certain financing proposals. In addition, the Company had deposited approximately $1,000,000 toward the purchase of the MacLeod Companies and related real property as of December 31, 1996. Closing of pending acquisitions is contingent upon execution of definitive agreements, completion of due diligence, approvals by regulatory agencies and raising of capital to fund the cash portions of the purchase prices. There can be no assurance that the Company will be able to realize any anticipated benefits of future acquisitions that it may undertake.

                           NOTE 9 - SUBSEQUENT EVENTS

         On January 7, 1997, the Company and HouTex obtained a $10 million short-term financing facility from LaSalle National Bank, Chicago, Illinois. The credit facility consists of a $6.5 million term loan to the Company (the "Company Loan") at an interest rate of LIBOR plus 1.75%, and a revolving credit facility of $3.5 million to HouTex (the "HouTex Loan") at an interest rate of the prime rate plus 1%. Both loans are due June 30, 1997, but they may be extended until September 30, 1997, under certain circumstances. The HouTex Loan was secured by a first lien on the assets of HouTex, as well as personal guaranties by certain officers and directors of the Company. The Company Loan was unsecured, except for personal guaranties from certain officers and directors of the Company. The officers and directors guaranteeing the loans to the Company and HouTex have received warrants to purchase an aggregate of 500,000 shares of Common Stock of the Company for a price of $4.00 per share in consideration for making such guaranties. In connection with the Company Loan, the Company made available to HouTex an additional $1 million pursuant to a Revolving Credit Note due contemporaneously with the other loans at an interest rate of the prime rate plus 1%, and subordinated such loan to the HouTex Loan.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain matters discussed throughout this Form 10-Q filing are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following: cyclicality of the scrap metal recycling industry, price fluctuations in commodity markets, adverse economic conditions, inability to successfully access capital, unavailability of suitable acquisition opportunities, the risk that announced mergers are not consummated, the risk of challenges from the Company's competition, and the risk that the Company will face difficulties in consolidating and controlling operations of diverse geographic locations, as well as other risk factors discussed in "Factors Affecting Future Results" below.

         On April 11, 1996, the Company acquired EMCO, an Arizona corporation, pursuant to a Merger Agreement dated as of December 1, 1995, and as amended through March 7, 1996. The Consolidated Condensed Financial Statements included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, the Company's Definitive Joint Proxy Statement dated March 8, 1996, the Transitional 10-Q for the five months ended March 31, 1996, the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (as amended by Forms 10-Q/A filed as of October 2, 1996, and November 19, 1996), and the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, the Forms 8-K and 8-K/A dated April 11, 1996, and the Forms 8-K dated July 16, 1996, August 7, 1996, January 1, 1997, and January 7, 1997, filed with the Commission.

                             RESULTS OF OPERATIONS

         With the acquisition of EMCO on April 11, 1996, and the sale on July 16, 1996, of the Spectra*Star Division, the operating results for the Company during fiscal 1997 combine a closing out of the previous technology-related business operations in the second fiscal quarter with the commencement of the new direction of the Company into the metals recycling industry. The Company has provided financial results for a pro forma period that represents three months' activity for a comparable period one year ago for comparative purposes (Note 1). Management believes that comparisons of financial data associated with discontinued operations would not be meaningful or relevant and, accordingly, the following information and comparisons are, to the extent possible, related primarily to EMCO's operations.

         Sales for the quarter ended December 31, 1996 and 1995 are shown in the following comparative table ($000's):

                                      1996                                        1995
                     --------------------------------------      ---------------------------------------
                                                    % Total                                     % Total
   Commodity          Weight         Amount          Sales        Weight         Amount          Sales
---------------      ----------    -----------     --------      -----------    -----------    ---------
Ferrous (tons)          31,620     $    3,114         30%             42,809     $    4,777       26%

Nonferrous (lbs.)   15,374,814          7,186         69%         31,136,778         13,531       73%

Other                       --            102          1%                 --            127        1%
                                   ----------        ---                          ---------      ---
Totals                             $   10,402        100%                         $  18,435      100%
                                   ==========        ===                          =========      ===

         Total sales in the quarter ended December 31, 1996, declined by $8.0 million, or 43%, from the pro forma period as a consequence of unfavorable market conditions that reduced the volume of ferrous and nonferrous scrap metals processed and sold and constrained unit pricing. The major cause of declining revenue trends is attributable to commodity prices that have generally declined for scrap metals for the past five fiscal quarters. Spot copper prices moved down from $1.27/lb at December 31, 1995, to $1.03/lb at December 31, 1996, a 19% drop. Similarly, aluminum spot prices declined from $.77/lb at December 31, 1995, to $.69/lb at December 31, 1996, down 10%. Prices for ferrous scrap metals have also generally declined during calendar 1996. In addition, the Company believes the scrap metal recycling markets reacted negatively to the much publicized speculative trading losses sustained by a major copper trader. Total sales in the nine months ended December 31, 1996, declined to $40.3 million from $52.6 million in the pro forma period due to unfavorable market conditions, as described above.

         During the current quarter and for the three previous quarters EMCO has kept inventories at minimum working levels ($1,549,000 at December 31, 1996, and $1,753,000 as of March 31, 1996).

         Gross margins for the quarter were $382,000, down from $642,000 for the pro forma period, primarily as a result of reduced sales and unfavorable market conditions, as discussed above. Gross margins for the nine months ended December 31, 1996, declined from $4,960,000 in the pro forma period to $3,574,000 in 1996 due to reduced sales and unfavorable market conditions.

         Selling expenses in the three months ended December 31, 1996, increased $73,000 as compared to the pro forma period. This increase is due to hiring of additional purchasing and marketing staff in 1996. It is anticipated that further increases will be reflected in future operations as increased emphasis is placed on business development.* Selling expenses increased from $287,000 in the pro forma period to $436,000 for the nine months ended December 31, 1996, for the reasons described above.

         General and administrative expenses declined from $1,978,000 in the pro forma period to $1,336,000 in 1996. The majority of the decrease is attributable to reduced overhead spending at EMCO in 1996 as a result of elimination of administrative expenses that were incurred in the pro forma period arising from the merger with the Company and elimination of costs through reductions in administrative personnel at EMCO (page 20 - Operational Restructuring at EMCO). General and administrative expenses for the nine months ended December 31, 1996, were $4,691,000 as compared to $4,814,000 for the pro forma period. The decrease is due to changes in the corporate structure and reduced administrative expenses at EMCO as discussed above.

         Pretax loss from continuing operations improved from $(1,465,000) in the pro forma period to $(1,279,000) for the quarter ended December 31, 1996. The improvement in pretax loss from continuing operations in the third fiscal quarter of 1997 is primarily due to reduced operating losses at EMCO that primarily occurred as a consequence of reduced administrative expenses at EMCO. Pretax loss from continuing operations increased to $(2,076,000) in the nine months ended December 31, 1996, from $(801,000) in the pro forma period due to unfavorable market conditions.

         Interest expense declined as well, from $393,000 in the pro forma period to $224,000 in the current quarter and from $1,174,000 to $674,000 in the nine months ended December 31, 1996. The reduction in interest expense is attributable to elimination of fees on a discontinued $2,000,000 stand-by line of credit to EMCO and lesser borrowings in 1996.

         Other income declined from $334,000 in the pro forma period to $42,000 for the comparable period in 1996 and declined to $151,000 in the nine months ended December 31, 1996, from $514,000 in the pro forma period due to lower invested cash and marketable securities balances.

         A benefit of $119,000 for income taxes has been recorded for the current quarter and $373,000 for the nine months ended December 31, 1996, as compared to benefits of $440,000 and $284,000 in the pro forma periods ended January 31, 1996.

         The income from discontinued operations recorded for the Spectra*Star Products Division for the quarter ended December 31, 1996, was $25,000 ($.003 per share), compared to income of $376,000 ($.04 per share) in the pro forma period. Income from discontinued operations was $319,000 ($.04 per share) in the nine months ended December 31, 1996, as compared to a loss of $1,893,000 ($.21 per share) in the pro forma period. The substantial loss from discontinued operations in the pro forma period was a result of significant charges recorded upon the Company's decision to terminate its electronic presentation products and a one-time charge to restructuring costs and special charges totaling $2,153,000 ($.24 per share). The Company recognized royalty income of approximately $178,000 in the third quarter of fiscal 1997 and $279,000 in the nine months ended December 31, 1996.





----------------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Stockholders are strongly encouraged to review the section entitled "Factors Affecting Future Results" commencing on Page 18 for a discussion of factors that could affect future performance.

         Net loss for the quarter ended December 31, 1996, including discontinued operations, amounted to $(1,135,000) ($.13 per share) compared to $(649,000) ($.07 per share) for the pro forma period . Net loss for the nine months ended December 31, 1996, is $(1,384,000) ($.15 per share) as compared to a net loss of $(2,410,000) ($.27 per share) in the pro forma period.

                        LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of cash are its existing cash and cash equivalents balances, collection of outstanding accounts receivable from EMCO, and proceeds from the loan from LaSalle National Bank (Note 9). At December 31, 1996, the Company had $1.3 million in cash and cash equivalents compared to cash, cash equivalents, and marketable securities of $5.7 million at March 31, 1996. The reduction is primarily attributable to loans made to EMCO and disbursements and deposits made in connection with completed and pending acquisitions net of proceeds realized from the sale of the assets of the Spectra*Star Products Division. Excluding any mergers, the cash and cash equivalents combined with proceeds from the loan from LaSalle National Bank (Note 9) appear to be adequate to meet the Company's operating needs for the remainder of the fiscal year ending March 31, 1997.* In the event the Company undertakes any mergers with a cash component, it will be required to seek financing earlier than such time. The Company has entered into short-term notes payable in connection with the HouTex and MacLeod acquisitions ("Acquisition Notes"). The Acquisition Notes have principal amounts outstanding that aggregate to approximately $16.3 million. The Acquisition Notes require payments in aggregate amounts of $12.7 million from March 14, 1997, through June 30, 1997. The Company's existing cash and cash equivalents and proceeds available under the loan from LaSalle National Bank are not sufficient to fund the required payments under the Acquisition Notes. The Acquisition Notes are secured by stock pledges provided to the sellers of HouTex and MacLeod. The loan from LaSalle National Bank is due and payable on June 30, 1997, but can be extended until September 30, 1997, under certain circumstances.

         Accounts receivable balances increased from $1.5 million as of March 31, 1996, to $4.6 million as of December 31, 1996. The increase in accounts receivable as of December 31, 1996, is attributable to the acquisition of EMCO net of reductions in accounts receivable attributable to the sale of the Spectra*Star Products Division and the subsequent collection of the accounts receivable from that business. As of December 31, 1996, the net book value of accounts receivable remaining to be collected from the Spectra*Star Product Line was approximately $21,000. The Company increased its reserve for uncollectible accounts from the Spectra*Star Division by $122,000 in the third quarter of fiscal 1997. Accounts payable increased from $0.3 million as of March 31, 1996, to $3.5 million as of December 31, 1996. The increase in accounts payable is primarily attributable to the acquisition of EMCO and includes liabilities incurred with respect to professional fees incurred as described in Note 8.

         The Company through its EMCO subsidiary has an operating line of credit of up to $8 million that is based on qualifying accounts receivable and inventories of EMCO. As of December 31, 1996, EMCO had substantially utilized the available capacity under the line. The Company entered into a loan agreement with LaSalle National Bank on January 7, 1997, that provides a short-term financing facility for the Company. The credit facility consists of
(1) a $6.5 million loan to the Company that will be utilized for working capital and will also provide funds to be utilized for future acquisitions and
(2) $3.5 million to be used by the Company to refinance certain liabilities of HouTex (refer to Note 9 - Subsequent Events).

         The Company's Board of Directors intends to continue to cause the Company to actively pursue acquisitions and mergers in scrap metal recycling. Depending on the nature and size of potential acquisitions, mergers and other transactions, if any, the Company's cash flows from operating and





----------------------------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Stockholders are strongly encouraged to review the section entitled "Factors Affecting Future Results" commencing on Page 18 for a discussion of factors that could affect future performance.

investing activities, together with its cash and cash equivalents, will not be sufficient in the future to meet future operating, investing, and financing activities beyond March 14, 1997. Therefore the Company will have to supplement these sources of liquidity with additional sources of funds such as borrowings or stock offerings. Refer also to the section below titled "Factors Affecting Future Results."

                        FACTORS AFFECTING FUTURE RESULTS

         The following factors should be considered carefully in evaluating the Company and its business. The risk factors described below contain forward-looking statements that involve risks and uncertainties. The Company's and EMCO's actual results may differ materially from the results discussed in the forward-looking statements.

RECENT MERGERS AND ACQUISITIONS, SALE AND SIGNIFICANT CHANGE IN STRATEGIC DIRECTION

         In the past year, the Company has undergone a significant change in strategic direction and emphasis. Immediately prior to April 11, 1996, the Company's business had consisted of designing, manufacturing and marketing color printers and related consumables, including ribbons, transparencies and paper. Then, on April 11, 1996, the Company acquired EMCO, an Arizona corporation engaged in scrap metal recycling (the "Merger"). In addition, the Company purchased two parcels of land owned directly or beneficially by Harold
M. Rubenstein, the former principal beneficial shareholder and former Chairman of the Board of EMCO. On July 16, 1996, the Company sold to Mannesmann Tally the inventory and related production equipment of its Spectra*Star printer and consumables business. On January 1, 1997, and January 7, 1997, the Company acquired the MacLeod Companies in California and HouTex Metals Company in Texas, respectively. Refer to Note 8 for more information regarding the acquisitions of HouTex and MacLeod. The Company anticipates future acquisitions of other companies in the scrap metal recycling industry and potentially also in other industries. Reflective of the Company's overall change in emphasis is its corporate name change on April 12, 1996, from General Parametrics Corporation ("GPC") to Metal Management, Inc. The ramifications of the changes in the Company's business are discussed in greater detail below.

         Given the substantial changes in the Company's business in the past year, past financial performance should not be considered a reliable indicator of future performance. Potential purchasers should not use historical trends to anticipate results or trends in future periods.

CYCLICALITY OF OPERATING RESULTS

         The operating results of the scrap metal recycling industry in general and the Company's EMCO subsidiary in particular are highly cyclical in nature as they tend to reflect and amplify the general national economic condition. In periods of national recession or periods of minimal economic growth, the operations of scrap metal recycling companies have been materially adversely affected. During recessions or periods of minimal economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum supplies. For example, from approximately 1988 to 1993, the scrap metal recycling industry was adversely affected for a period of five years. Due in part to this effect, the predecessors of EMCO, Empire Metals, Inc. ("Empire") and Copperstate Metals, Inc. ("Copperstate"), entered bankruptcy proceedings in 1990 and 1991, respectively. Future economic downturns may be expected to materially and adversely affect the operating results of the Company. The ability of the Company to withstand significant economic downturns in the future will depend in part on the amount of available cash held by the Company. Recently, EMCO has required cash infusions from the Company to support its working capital needs. The Company believes that EMCO will require additional cash infusions for at least the remainder of the fiscal year ending March 31, 1997. There can be no assurance, however, that liquidity constraints will not continue or worsen.

LIMITED OPERATING HISTORY

         Prior to the EMCO merger in April 1996, the Company had no history of operations in the scrap metal recycling industry.

SUBSTANTIAL LEVERAGE

         As a result of the April 1996 Merger and the January 1997 acquisitions of MacLeod and HouTex, the Company has approximately $38 million in consolidated liabilities owed either to the sellers in the Company's completed acquisitions or to third parties. In particular, the Company issued an aggregate of approximately $16 million principal amount in promissory notes to the sellers of MacLeod and HouTex. An aggregate of approximately $1.7 million of this amount will become due and payable on April 30, 1997. An aggregate of $6 million will become due and payable on March 14, 1997, which due date may be extended to April 30, 1997, if a payment of $200,000 is made by March 14, 1997, and extended further to May 31, 1997, if a second payment of $200,000 is made by April 30, 1997. An aggregate of $5 million will become due and payable on June 30, 1997. In order to pursue expansion and acquisition opportunities, the Company expects to incur additional debt, either through bank or credit lines or the sale of debt securities in registered or unregistered transactions, in addition to additional equity financing it may undertake. The servicing of such present and future debt of the Company will utilize cash either in the form of cash on hand or cash generated by operating and financing activities.

         As of December 31, 1996, prior to the MacLeod and HouTex acquisitions, the Company had a long-term debt to capitalization ratio of 32%. The ratio of debt to total capital is greatly increased by the acquisitions of HouTex and MacLeod in which the Company issued promissory notes (Note 8) and assumed liabilities. The degree to which the Company is leveraged could have adverse consequences to the Company including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest; and (iii) the Company will be more vulnerable to a downturn in the scrap metal recycling industry, which has historically been sensitive to changes in general economic conditions.

IMMEDIATE AND FUTURE CAPITAL REQUIREMENTS

         Scrap metal recycling companies have substantial ongoing working capital and capital equipment requirements in order to continue to operate and grow. During March 1996, the Company loaned EMCO $1,000,000 for short-term working capital requirements. Upon closing of the Merger, the Company advanced EMCO $950,000, and EMCO paid its demand note of $950,000 to Donald F. Moorehead, a director of the Company and EMCO. Also, subsequent to March 31, 1996, the Company loaned EMCO an additional $3.3 million for additional working capital purposes. The Company expects that EMCO will require additional cash infusions for at least the remainder of the fiscal year ending March 31, 1997. In order to remain competitive, EMCO will continue to make significant investments in capital equipment. The Company also expects that HouTex may require working capital loans from the Company in support of significant inventory purchases that it may undertake. As a result, the Company will seek equity or debt financing to fund future improvements and expansion of its scrap metal recycling business as well as to make other acquisitions of scrap metal recycling facilities. There can be no assurance that such financing will be available when needed, or that, if available, it will be on satisfactory terms. The failure to obtain financing would hinder the Company's ability to make continued investments in capital equipment and pursue expansions, which could materially adversely affect results of operations. Any such equity financing would result in dilution to the then-existing stockholders of the Company.

PRICE FLUCTUATIONS

         EMCO's results of operations have been in the past, and the results of operations of the overall Company are expected to be, subject to price fluctuations that occur in the metals commodities markets. For example, prices of non- ferrous metals have generally declined during the past five quarters, which adversely affected revenues and net income in the quarter ended December 31, 1996. A further decline in commodity prices could further reduce revenues and net income prospectively and will have a material adverse effect on the Company's results of operations and liquidity of the Company.

RISK OF EXPANSION STRATEGY

         The Company currently plans to continue to pursue additional acquisitions in the scrap metal recycling industries. There can be no assurance that any future mergers will be consummated. The ability of the Company to achieve its expansion objectives and to manage its growth effectively depends on a variety of factors, including the ability to identify appropriate acquisition targets and to negotiate acceptable terms for their acquisition, the integration of new businesses into the Company's operations and the availability of capital. These difficulties will be exacerbated in the event that the Company expands in states outside of Arizona, Texas, and California. The inability to control or manage growth effectively or to successfully integrate future new business into the Company's operations would have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be able to successfully expand or that growth and expansion will result in profitability. There can be no assurance that the Company will be able to realize any of the anticipated benefits of the Merger, the purchases of MacLeod and HouTex, or any future acquisitions that it may undertake.

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

COMPETITION IN THE SCRAP METAL INDUSTRY

         The scrap metal recycling industry is highly competitive, with the principal competitive factors being price and availability of scrap metal supplied. Competition in the industry is intense in part because the barriers to entry into the scrap metal collection business are relatively low. Additionally, the Company faces competition from producers of finished steel products, many of whom have substantially greater financial resources than the Company, who may vertically integrate by entering the scrap metal recycling business. The inability of the Company to compete in this environment would have a material adverse effect on the Company's financial condition and results of operations.

OPERATIONAL RESTRUCTURING OF EMCO

         In October 1996, the Company initiated efforts to restructure the operations of its EMCO subsidiary. The restructuring is expected to reduce operating expenses by eliminating the utilization of certain leased equipment, eliminating 25 jobs representing approximately 12% of the workforce, reducing the cost of outside processing from certain vendors, and renegotiating contracts for purchased services some of which are expiring. In addition, as a part of the restructuring program, the Company has initiated a review of the buying and selling departments of EMCO and is continuing to evaluate EMCO's operations in recognition of the difficult commodity markets in which scrap metal recycling companies have been operating and are continuing to operate. The Company is not certain whether it will be able to successfully operate EMCO with fewer employees or effectively restructure lease and other commitments to accomplish a successful restructuring of EMCO's business.

COMPANY MANAGEMENT FACTORS

         The Company substantially relies on the scrap metal recycling experience of the current management teams at each of the companies it acquires due to the limited experience of the Company's management in the scrap metal recycling business. While certain of the management personnel of the acquired facilities have executed by employment agreements, there can be no assurance that such personnel will continue to serve at the acquired businesses. The loss of a significant number of management personnel of the Company's acquired businesses could have a material adverse effect on the Company's efforts to effectively manage and integrate these operations. In addition, the loss of executive officers of the Company would also adversely impact the Company's performance and ability to successfully expand the business.

         Additionally, certain members of EMCO management have been involved in bankruptcy proceedings in the past as a result of the bankruptcy proceedings of EMCO's predecessor companies, Copperstate and Empire.

CONTROL OF COMPANY BY MANAGEMENT AND PRINCIPAL STOCKHOLDERS

         As a result of the Merger, Messrs. Jacobs and Jennings, together with George O. Moorehead and Donald F. Moorehead, with whom Messrs. Jacobs and Jennings have had substantial past business relationships, collectively own an aggregate of approximately 19% of the outstanding Common Stock of the Company. In addition, Harold Rubenstein, formerly the Chairman of the Board of EMCO, owns approximately 20% of the outstanding Common Stock of the Company, while Gerald Zack, Raymond F. Zack and David M. Zack, who are brothers, collectively beneficially own directly and through their ownership of Copperstate an aggregate of approximately 9% of the outstanding Common Stock of the Company. Pursuant to demand registration rights of Copperstate, the Company registered on Form S-3 (the "S-3 Registration Statement") the sale from time to time of 300,000 shares held by Copperstate. The S-3 Registration Statement became effective on August 27, 1996. Accordingly, Messrs. Jennings and Jacobs, together with the Mooreheads, Harold Rubenstein and the Zacks, will collectively have sufficient voting power (approximately 48%) after the sale of shares being registered to control the outcome of all matters (including the election of a majority of the directors and any future merger, consolidation or sale of assets of the Company) submitted to Company stockholders for approval and may be deemed to have effective control over the affairs and management of the Company. This assumes that the shares being offered by Copperstate will not be purchased by any of the individuals in the aforementioned group. The sale of some or all of the shares to such individuals would increase commensurately the control of such individuals and the group over the Company. This controlling interest in the Company may also have the effect of making certain transactions more difficult or impossible, absent the support of Messrs. Jennings and Jacobs and such other persons. Such transactions could include proxy contests, mergers involving the Company, tender offers and open market purchase programs that could give stockholders of the Company the opportunity to realize a premium over the then-prevailing market price of their shares of Common Stock.

CONCENTRATION OF CUSTOMERS AND CREDIT RISK

         The Company's three largest customers for the three-month period ended December 31, 1996, represented in the aggregate approximately 17% of the Company's revenues for that period. The Company's results of operations are substantially dependent upon continuing orders from such customers, and any cancellation of or reduction in orders from such customers could have a material adverse effect on the Company's results of operations. This risk is exacerbated by the fact that most of the Company's customers are not bound by long-term purchase contracts but instead do business with the Company on the basis of short-term contracts.

         One customer accounted for $424,000, or approximately 9%, of the Company's total accounts receivable as of December 31, 1996.

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

ENVIRONMENTAL MATTERS

         Like many other companies in the scrap metal recycling business, the Company is subject to comprehensive local, state and international regulatory and statutory requirements relating to the acceptance, storage, handling and disposal of solid waste and waste water, air emissions, soil contamination and employee health, among others. Environmental legislation and regulations have changed rapidly in recent years, and it is likely that the Company, and its present and future subsidiaries will be subject to even more stringent environmental standards in the future.

         The Company is currently aware of one ongoing environmental matter in connection with EMCO's business. Environmental consultants to the Company reported that an underground storage tank located at one of EMCO's yards had not been reported to the Arizona environmental authorities as required by law. EMCO as lessee reported the matter to the owner of the property, and believes that such report is the extent of its obligations with respect to this matter. However, there can be no assurance that any failure of the owner to report will not result in liability of or the assessment of penalties against the Company and/or EMCO.

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

         In regard to the MacLeod and HouTex businesses, the Company believes that such businesses are in material compliance with currently applicable environmental regulations. However, the Company is continuing to evaluate these businesses for compliance with environmental laws. There can be no assurance that the Company's continuing review will not disclose material issues that might result in liabilities, expenditures, fines or penalties that could have a material adverse effect on the Company's financial condition or results of operations.

         Due to the nature of the scrap metal recycling business, it is possible that inquiries or claims based upon environmental laws may be made in the future by governmental bodies or individuals against the Company, EMCO, the MacLeod companies, HouTex, and any other scrap metal recycling entities that the Company may acquire. The location of the Company's facilities in large urban areas may increase the risk of scrutiny and claims. The Company is unable to predict whether any such future inquiries or claims will in fact arise or the outcome of such matters. Additionally, it is not possible to predict the total size of all capital expenditures or the amount of any increases in operating costs or other expenses that may be incurred to comply with any environmental requirements, or whether all such cost increases can be passed on to customers through product price increases. Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but that have been found to affect the environment and to create public rights of action for environmental conditions and activities. As is the case with scrap recyclers in general, if damage to persons or the environment has been caused, or is in the future caused, by hazardous materials activities of the Company or its subsidiaries or by hazardous substances now or hereafter located at any subsidiaries' facilities, the Company or its subsidiaries may be fined and held liable for such damage. In addition, the Company or its subsidiaries may be required to remedy such conditions or change procedures. The Company believes that it and its subsidiaries are in material compliance with currently applicable environmental regulations and does not anticipate any substantial capital expenditures for new environmental control facilities during the remainder of fiscal 1997. There can be no assurance, however, that potential liabilities, expenditures, fines and penalties associated with environmental laws and regulations will not have a material adverse effect on the Company's financial condition or results of operations.

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

                          PART II  OTHER INFORMATION


                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1    Employment Agreement with Robert C. Larry
         27.1    Financial Data Schedule


(b)      The following reports on Form 8-K were filed during the quarter ended December 31, 1996:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   METAL MANAGEMENT, INC.



Dated: February 13, 1997           By  /s/  Robert C. Larry
                                      -----------------------------------------
                                   Vice President, Finance and Chief Financial
                                   (Principal Financial and Accounting Officer)


                                   By  /s/  Gerard M. Jacobs
                                      -----------------------------------------
                                   President and CEO


                                   By  /s/  T. Benjamin Jennings
                                      -----------------------------------------
                                   Chairman of the Board and Chief Development

                                 EXHIBIT INDEX


         10.1    Employment Agreement with Robert C. Larry
         27.1    Financial Data Schedule