Form 10-Q/A
period 1996-09-30
METAL MANAGEMENT INC
filed 1997-05-01
CIK 795665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 1


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
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

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

                              PURPOSE OF AMENDMENT


         This Amendment Number 1 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996, is being filed to amend certain financial information contained in the original Report on Form 10-Q that was filed on November 11, 1996. Such Form 10-Q is being restated for an accounting error at the Registrant's EMCO Recycling Corporation ("EMCO") Subsidiary. See Note 1 of the "Notes to Consolidated Condensed Financial Statements."

                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1:  Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                 Consolidated Condensed Balance Sheets
                 September 30, 1996 and March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                 Consolidated Condensed Statements of Operations
                 For the three months ended September 30, 1996 and October 31, 1995;
                 for the three months ended September 30, 1995 for EMCO Recycling Corp.
                 and combined pro forma for the three months ended October 31, 1995 . . . . . . . . . . . .  5

                 Consolidated Condensed Statements of Operations For the
                 six months ended September 30, 1996 and October 31, 1995;
                 for the six months ended September 30, 1995 for EMCO Recycling Corp.
                 and combined pro forma for the six months ended October 31, 1995 . . . . . . . . . . . . .  6

                 Consolidated Condensed Statements of Cash Flows
                 For the six months ended September 30, 1996 and October 31, 1995;
                 for the six months ended September 30, 1995 for EMCO Recycling
                 Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

                 Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . . . . . . . . .  8

ITEM 2:  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                                    PART II

                               OTHER INFORMATION

ITEM 1:  Legal Proceedings

ITEM 6:  Exhibits and Reports on Form 8-K

                 SIGNATURES

                             METAL MANAGEMENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1:


                                                     September 30,    March 31,
                                                         1996       1996 (NOTE 2)
                                                     ------------   ------------
ASSETS:
Current Assets:
          Cash and cash equivalents (Note 1)         $  4,348,000   $  3,093,000
          Marketable securities (Note 8)                  415,000      2,644,000
          Accounts receivable, net (Note 1)             5,700,000      1,488,000
          Loan to EMCO Recycling Corp.                         --      1,000,000
          Inventories (Note 7)                          1,887,000      1,359,000
          Prepaid expenses                              1,187,000         58,000
          Refundable income taxes                              --         70,000
          Net assets held for sale (Note 4)                    --             --
                                                     ------------   ------------

          Total current assets                         13,537,000      9,712,000

Marketable securities (Note 8)                                 --        115,000
Property and equipment, net                             9,350,000        478,000
Goodwill and other intangibles, net (Note 3)           10,973,000         44,000
                                                     ------------   ------------

          Total Assets                               $ 33,860,000   $ 10,349,000
                                                     ============   ============

LIABILITIES AND SHAREHOLDERS EQUITY:

Current Liabilities:
          Operating line of credit                   $  3,725,000             --
          Accounts payable (Note 1)                     3,756,000        282,000
          Other accrued liabilities                     1,610,000        459,000
          Current portion of long term debt             1,133,000             --
                                                     ------------   ------------
          Total current liabilities                    10,224,000        741,000

Long term debt, less current portion                    3,735,000             --
Other liabilities                                       1,553,000             --
                                                     ------------   ------------
          Total Liabilities                            15,512,000        741,000

Stockholders' equity
          Common stock                                     98,000         53,000

Additional paid-in-capital                         12,637,000          3,325,000
Retained earnings (Note 1)                          5,613,000          6,230,000
                                                  -----------        -----------
Total equity                                       18,348,000          9,608,000
                                                  -----------        -----------
Total Liabilities and equity                      $33,860,000        $10,349,000
                                                  ===========        ===========

                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                            METAL MANAGEMENT, INC.
                                           FOR THE THREE MONTHS ENDED       EMCO RECYCLING CORP.    PRO FORMA COMBINED
                                         --------------------------------  FOR THE THREE MONTHS    FOR THE THREE MONTHS
                                          SEPTEMBER 30,      OCTOBER 31,    ENDED SEPTEMBER 30,     ENDED OCTOBER 31,
                                              1996             1995                1995                  1995
                                         --------------    --------------    ------------------    ------------------
Net sales                                $   13,963,000    $            0    $       16,692,000    $       16,692,000
Cost of sales (Note 1)                       13,140,000    $            0    $       14,162,000    $       14,162,000
                                         --------------    --------------    ------------------    ------------------
Gross profit                                    823,000                 0             2,530,000             2,530,000

Operating expenses
 Marketing and sales                            151,000                 0               113,000               113,000
 General & Administrative                     1,695,000           457,000             1,020,000             1,581,000
                                         --------------    --------------    ------------------    ------------------
Total operating expenses                      1,846,000           457,000             1,133,000             1,694,000

Income (loss) from continued
operations                                   (1,023,000)         (457,000)            1,397,000               836,000
Interest expense                                216,000                 0               423,000               423,000
Other (income) expense                          (70,000)          (73,000)               (5,000)              (78,000)
                                         --------------    --------------    ------------------    ------------------

Income (loss) from continuing
 operations before income tax
 and discontinued operations                 (1,169,000)         (384,000)              979,000               491,000
Provision (benefit) for income tax             (254,000)         (296,000)              345,000                19,000
                                         --------------    --------------    ------------------    ------------------
Income (loss) from continuing
operations                                     (915,000)          (88,000)              634,000               472,000
Discontinued Operations (Note 4)
 Income (loss) from operations
 of discontinued Spectra*Star
 Products Division, net of
 income taxes (benefit) of $0 in
 1996 and ($296) in 1995                        147,000        (2,097,000)                    0            (2,097,000)
                                         --------------    --------------    ------------------    ------------------
Net income (loss)                        $     (768,000)   $   (2,185,000)   $          634,000    $       (1,625,000)
                                         ==============    ==============    ==================    ==================

Net income (loss) per share for:

 Continuing operations                            (.102)           (0.017)                  n/a                 0.053
 Discontinued operations                           .016            (0.402)                  n/a                (0.235)

Weighted average number of shares
outstanding                                   8,925,000         5,214,000                   n/a             8,925,000

                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                              METAL MANAGEMENT, INC.
                                             FOR THE SIX MONTHS ENDED        EMCO RECYCLING CORP. PRO FORMA COMBINED
                                           ------------------------------    FOR THE SIX MONTHS   FOR THE SIX MONTHS
                                           SEPTEMBER 30,     OCTOBER 31,     ENDED SEPTEMBER 30,  ENDED OCTOBER 31,
                                               1996             1995               1995                  1995
                                           -------------    -------------    -----------------    -----------------
Net sales                                  $  29,942,000    $           0    $      34,191,000    $      34,191,000
 Cost of sales (Note 1)                    $  27,118,000    $           0    $      29,872,000    $      29,872,000
                                           -------------    -------------    -----------------    -----------------
Gross profit                                   2,824,000                0            4,319,000            4,319,000
                                           -------------    -------------    -----------------    -----------------

Operating expenses
 Marketing and sales                             293,000                0              216,000              216,000
 General & Administrative                      3,355,000          714,000            1,811,000            2,836,000
                                           -------------    -------------    -----------------    -----------------

Total operating expenses                       3,648,000          714,000            2,027,000            3,052,000

Income (loss) from continued
operations                                      (824,000)        (714,000)           2,292,000            1,267,000
Interest expense                                 450,000                0              782,000              782,000
Other (income) expense                          (109,000)        (162,000)             (18,000)            (180,000)
                                           -------------    -------------    -----------------    -----------------

Income (loss) from continuing
 operations before income tax
 and discontinued operations                  (1,165,000)        (552,000)           1,528,000              665,000
Provision (benefit) for income tax              (254,000)        (381,000)             615,000              152,000
                                           -------------    -------------    -----------------    -----------------

Income (loss) from continuing
operations                                      (911,000)        (171,000)             913,000              513,000

Discontinued Operations (Note 4)
 Income (loss) from operations
 of discontinued Spectra*Star
 Products Division, net of
 income taxes (benefit) of $0 in
 1996 and (296) in 1995                          294,000       (2,269,000)                   0           (2,269,000)
                                           -------------    -------------    -----------------    -----------------
Net income (loss)                          $    (617,000)   $  (2,440,000)   $         913,000    $      (1,756,000)
                                           =============    =============    =================    =================

Net income (loss) per share for:
 Continuing operations                             (.102)          (0.033)                 n/a                0.057
 Discontinued operations                           0.033           (0.435)                 n/a               (0.254)
Weighted average number of shares
outstanding                                    8,925,000        5,215,000                  n/a            8,925,000


                             METAL MANAGEMENT, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              METAL MANAGEMENT, INC.               EMCO RECYCLING
                                                      ----------------------------------------    ------------------
                                                                                                    FOR THE SIX
                                                              FOR THE SIX MONTHS ENDED              MONTHS ENDED
                                                      SEPTEMBER 30, 1996      OCTOBER 31, 1995    SEPTEMBER 30, 1995
                                                      ------------------    ------------------    ------------------
Cash provided (used) by operating
activities:
Net income (loss)                                              ($617,000)          ($2,440,000)             $913,000
     Adjustments to reconcile net
     income to cash provided by operating
     activities Depreciation, amortization
     and deferred income taxes                                   912,000               170,000               492,000
   Restructuring costs                                                 0             1,437,000                     0
   Other                                                               0               716,000                     0
Changes in assets and liabilities net
of effects of purchase of EMCO Recycling Corp.:
     Accounts receivable                                       1,497,000               521,000            (1,468,000)
     Inventory                                                 1,303,000               978,000               523,000
     Accounts payable                                           (198,000)              (65,000)              615,000
     Accrued liabilities                                       1,035,000                 1,000              (882,000)
     Other, net                                                  (94,000)             (245,000)                    0
                                                      ------------------    ------------------    ------------------
Net cash provided by operating activities                     3,838,000             1,073,000               193,000

Cash flows provided (used) by investing
activities:
     Marketable securities                                     2,229,000             1,202,000                     0
     Purchase of property and equipment                       (1,502,000)               (8,000)             (697,000)
     Capitalized software development cost                             0              (147,000)                    0
     Payment for purchase of EMCO, net
     of cash acquired of $660,000                               (909,000)                    0                     0

                                                      ------------------    ------------------    ------------------
Net cash provided (used) by investing
activities                                                      (182,000)            1,047,000              (697,000)

Cash flows provided (used) by financing
activities:
     Common stock issued under employees stock
     purchase, employee stock option plan                        224,000               256,000                     0
Payment of cash dividends                                              0              (307,000)                    0
Borrowings on line of credit, net                               (790,000)                    0             2,038,000
Repayment of borrowings, net                                  (1,835,000)                    0            (1,873,000)

                                                      ------------------    ------------------    ------------------
Net cash provided (used) by financing                         (2,401,000)              (51,000)              165,000
activities

Net increase (decrease) in cash and equivalents                1,255,000             2,069,000              (339,000)
Cash and equivalents, beginning of period                      3,093,000               963,000               566,000
                                                      ------------------    ------------------    ------------------
Cash and equivalents, end of period                           $4,348,000            $3,032,000              $227,000
                                                      ==================    ==================    ==================

                             METAL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF ACCOUNTING ERROR

     This Amendment Number 1 to the Report on Form 10-Q for the quarter ended September 30, 1996, is being filed to restate certain financial information contained in the original Report on Form 10-Q that was filed on November 11, 1996. The restatement is a result of an accounting error that occurred at the Company's EMCO subsidiary. The accounting error occurred as a result of system processing problems encountered by EMCO due to the implementation of a new management information system during the quarter. The error was discovered by EMCO management as it prepared for the annual audit of its records. The following is a comparison of second quarter results as previously reported and as restated.




                                                           QUARTER ENDED                         SIX MONTHS ENDED
                                                         SEPTEMBER 30, 1996                     SEPTEMBER 30, 1996
                                                 ----------------------------------      ----------------------------------
                                                   PREVIOUSLY              AS              PREVIOUSLY              AS
          STATEMENT OF OPERATIONS                   REPORTED            RESTATED            REPORTED            RESTATED
----------------------------------------         --------------      --------------      --------------      --------------
Net Sales                                        $   13,963,000      $   13,963,000      $   29,942,000      $   29,942,000
Gross Profit                                          1,191,000             823,000           3,192,000           2,824,000
Loss from continuing operations before
         income tax and discontinued
         operations                                    (801,000)         (1,169,000)           (797,000)         (1,165,000)
Net Loss                                         $     (400,000)     $     (768,000)     $     (249,000)     $     (617,000)
                                                 ==============      ==============      ==============      ==============
Net Income (loss) per share:
         continuing operations                   $         (.06)     $         (.10)     $         (.06)     $         (.10)
                                                 ==============      ==============      ==============      ==============
         Discontinued operations                 $          .02      $          .02      $          .03      $          .03
                                                 ==============      ==============      ==============      ==============
Weighted average number of shares
outstanding                                           8,925,000           8,925,000           8,925,000           8,925,000




                                                                                     SEPTEMBER 30, 1996
                                                                          ------------------------------------
                                                                              PREVIOUSLY               AS
                 BALANCE SHEET                                                 REPORTED             RESTATED
 -------------------------------------------                              ---------------      ---------------
 Current Assets                                                           $    13,997,000           13,537,000
 Total Assets                                                             $    34,320,000      $    33,860,000
                                                                          ===============      ===============
 Current Liabilities                                                      $    10,316,000      $    10,224,000
 Total Liabilities                                                             15,604,000           15,512,000
 Total Equity                                                                  18,716,000           18,348,000
 Total Liabilities and Equity                                             $    34,320,000      $    33,860,000
                                                                          ===============      ===============


NOTE  2 - BASIS OF PRESENTATION


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


NOTE  3 - ACQUISITION OF EMCO RECYCLING CORP.


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

 Current assets                                        $  8,877,000
 Noncurrent assets                                        7,767,000
 Current liabilities                                     (9,348,000)
 Non current liabilities                                 (5,785,000)
                                                       ------------
 Intangible assets, including goodwill of $9.6            3,511,000
 million and covenants not to compete of $1.7
 million                                                 11,261,000
                                                       ------------
                                                       $ 12,772,000
                                                       ============



NOTE 4 - DISCONTINUED OPERATIONS: SALE OF SPECTRA*STAR PRODUCTS
         DIVISION/VIDEOSHOW PRODUCT LINE


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


NOTE  5 - FINANCIAL STATEMENTS


         The accompanying Consolidated Condensed Balance Sheets of Metal Management, Inc. at September 30 and March 31, 1996, 1996 and the Consolidated Condensed Statements of Operations for the three months and six months ended September 30, 1996 and October 31, 1995, respectively, and the Consolidated Condensed Statements of Cash Flows for the six months ended September 30, 1996 and October 31, 1995, respectively, have not been audited by independent accountants. However, in the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the results of operations for the interim periods, have been made.


         The Consolidated Condensed Financial Statements included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, with the Company's Definitive Joint Proxy Statement dated March 8, 1996, the Transitional 10-Q for the five months ended March 31, 1996, the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and related Forms 10-Q/A filed as of October 2, 1996, and November 19, 1996, the Form 8-K dated April 11, 1996, and related Form 8-K/A filed June 20, 1996, and the Forms 8-K dated July 16, 1996, and August 7, 1996, filed with the Commission.

NOTE  6 - SUPPLEMENTAL CASH FLOW INFORMATION


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

         In the three-month periods ended September 30, 1996 and October 31, 1995, the Company paid interest expense and paid income taxes (collected income tax refunds) in amounts as follows:

                                                         THREE MONTHS ENDED
                                          ----------------------------------------------------
                                                                                     EMCO
                                                                                 -------------
                                          SEPTEMBER 30,      OCTOBER 31,         SEPTEMBER 30,
                                             1996               1995                  1995
                                          ------------       ----------          -------------
 Interest Paid                             $ 216,000           $     0             $423,000
 Income taxes paid (refunds received)      $(458,000)          $     0             $253,000


NOTE  7 - INVENTORIES


Inventories consisted of:

                                             September 30,            March 31,
                                                 1996                    1996
                                             ------------            -----------
 Ferrous                                     $    463,000            $   363,000
 Non Ferrous - Processed                          535,000                148,000
 Unprocessed                                      889,000                848,000
                                             ------------            -----------
                                             $  1,887,000            $ 1,359,000
                                             ============            ===========


NOTE  8 - MARKETABLE SECURITIES


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

NOTE  9 - PENDING ACQUISITIONS


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


         On April 11, 1996, the Company acquired EMCO, an Arizona corporation, pursuant to a Merger Agreement dated as of December 1, 1995, and as amended through March 7, 1996. The Consolidated Condensed Financial Statements included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, the Company's Definitive Joint Proxy Statement dated March 8, 1996, the Transitional 10-Q for the five months ended March 31, 1996, the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as amended by Forms 10-Q/A filed as of October 2, 1996, and November 19, 1996, the Form 8-K dated April 11, 1996, as amended by the Form 8-K/A filed June 20, 1996, and the Forms 8-K dated July 16, 1996, and August 7, 1996, filed with the Commission.

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

         Sales for the quarter ended September 30, 1996 and 1995 are shown in the following comparative table:

                                      1996                                        1995
                     ----------------------------------------     ---------------------------------------
                       (Tons)                         % Total      (Tons)                        % Total
     Commodity         Weight          Amount          Sales       Weight          Amount         Sales
-----------------    ----------      -----------      -------     ---------     ------------     --------
 Ferrous                 44,000      $ 4,706,000        33.7%        29,900     $  3,167,000        19.0%
 Nonferrous              10,800        9,000,000        64.5%        10,300       13,368,000        80.0%
 Other                                   257,000         1.8%                        157,000         1.0%
                     ----------      -----------      -------     ---------     ------------     --------
 Totals                  54,800      $13,963,000         100%        40,200     $ 16,692,000       100.0%
                     ==========      ===========      =======     =========     ============     ========

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


         Gross margins for the quarter were $823,000, down from $2,530,000 for the comparable period in 1995, primarily as a result of reduced sales and unfavorable market conditions, as discussed above. Gross margins for the six months ended September 30, 1996 declined from $4,319,000 in the comparable period for 1995 to $2,824,000 in 1996.


         Selling expenses increased $38,000 as compared to the same quarter in 1995. This increase is due to additional purchasing/marketing staff added to build overall volumes. It is anticipated that further increases will be reflected in future operations as increased emphasis is being placed on business development. Selling expenses increased from $216,000 in 1995 to $293,000 for the six months ended September 30, 1996 for the reasons described above.*

------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Stockholders are strongly encouraged to review the section entitled "Factors Affecting Future Results" commencing on Page 17 for a discussion of factors that could affect future performance.

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


         Pretax income (loss) from continuing operations declined from $491,000 in 1995 to $(1,169,000) for the quarter ended September 30, 1996 due to unfavorable market conditions and increased selling and administrative expenses described above. Pretax income (loss) from continuing operations declined to $(1,165,000) in the six months ended September 30, 1996 from $665,000 in the comparable period in 1995 due to unfavorable market conditions and increased selling and administrative expenses.


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


         Net loss for the quarter ended September 30, 1996, including discontinued operations, amounted to $768,000 ($.09 per share) compared to $1,625,000 ($0.18 per share) for the same period in 1995. Net loss for the six months ended September 30, 1996 was $617,000 ($.07 per share) as compared to a net loss of $1,756,000 ($0.20 per share) in the comparable period of 1995.

                        LIQUIDITY AND CAPITAL RESOURCES


         The Company's principal sources of cash are its existing cash and marketable securities balances, collection of outstanding accounts receivable remaining from its discontinued Spectra*Star division and royalties expected to be earned in future periods. At September 30, 1996, the Company had $4.8 million in cash, cash equivalents and marketable securities compared to $5.7 million at March 31, 1996. The reduction is primarily attributable to the proceeds realized from the sale of the assets of the Spectra*Star Products Division net of loans made to EMCO. Excluding any mergers, the cash, cash equivalents and marketable securities available for operations appear to be adequate to meet the Company's operating needs for the remainder of the fiscal year ending March 31, 1997.* In the event the Company undertakes any mergers with a cash component, it will be required to seek financing earlier than such time.

         Accounts receivable balances increased from $1.5 million as of March 31, 1996 to $5.7 million as of September 30, 1996. The increase in accounts receivable as of September 30, 1996 is attributable to the acquisition of EMCO net of reductions in accounts receivable attributable to the sale of the Spectra*Star Products Division and the subsequent collection of the accounts receivable from that business. As of September 30, 1996 the balance of accounts receivable remaining to be collected from the Spectra*Star Product Line was approximately $500,000. Accounts payable increased from $0.3 million as of March 31, 1996 to $3.8 million as of September 30, 1996. The increase in accounts payable is attributable to the acquisition of EMCO.


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

         The Company has a deferred tax asset valuation allowance that is primarily attributable to U.S. federal and state deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient income to utilize future deductions and credits. Management believes sufficient uncertainty exists regarding realization of deferred tax assets.
________________


* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Stockholders are strongly encouraged to review the section entitled "Factors Affecting Future Results" commencing on Page 17 for a discussion of factors that could affect future performance.

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

         The Company is currently aware of two ongoing environmental matters in connection with EMCO's business. The first matter concerns certain operating permits for an auto shredder and a furnace used in removing insulation from copper wire. The Environmental Protection Agency concluded that Copperstate had operated those two pieces of equipment while possessing only a temporary permit from the Arizona Department of Environmental Quality ("ADEQ") when a permanent permit should have been obtained. The EPA assessed a fine against Copperstate and EMCO for failure to obtain a permit. EMCO has paid its fine totaling $9,000 and is awaiting formal dismissal by the EPA, which it expects to receive in the near future. In the second matter, environmental consultants to the Company reported that an underground storage tank located at one of EMCO's yards had not been reported to the Arizona environmental authorities as required by law. EMCO as lessee reported the matter to the owner of the property, and believes that such report is the extent of its obligations with respect to this matter. However, there can be no assurance that any failure of the owner to report will not result in liability of or the assessment of penalties against the Company.

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


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         3.1* Restated Certificate of Incorporation, as amended through April 12, 1996.

         3.2*    Amended and Restated Bylaws, as amended through April 9, 1996.

         10.1* Office Lease between Friedman Properties, Ltd., and Metal Management, Inc.

         27.1    Amended Financial Data Schedule



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


* Previously filed with Quarterly Report on Form 10-Q for quarter ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              METAL MANAGEMENT, INC.




Dated:  May 1, 1997              By  /s/  Robert C. Larry

                                  -------------------------------------------
                                  Vice President, Finance and Chief Financial
                                  Officer (Principal Financial and Accounting
                                  Officer)


                              By  /s/  Gerard M. Jacobs
                                  -------------------------------------------
                                  President and CEO


                              By  /s/  T. Benjamin Jennings
                                  -------------------------------------------
                                  Chairman of the Board and
                                  Chief Development Officer

                                 EXHIBIT INDEX


3.1*     Restated Certificate of Incorporation, as amended through April 12,
         1996.

3.2*     Amended and Restated Bylaws, as amended through April 9, 1996.

10.1*    Office Lease between Friedman Properties, Ltd., and Metal Management,
         Inc.

27.1     Amended Financial Data Schedule

* Previously filed with Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.