Form 10-Q/A
period 1996-12-31
METAL MANAGEMENT INC
filed 1997-05-01
CIK 795665

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NUMBER 1


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

                              PURPOSE OF AMENDMENT

         This Amendment Number 1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is being filed to amend certain financial information contained in the original Report on Form 10-Q that was filed on February 11, 1997. Such Form 10-Q is being restated for an accounting error at the Registrant's EMCO Recycling Corporation ("EMCO") Subsidiary. See Note 1 of the "Notes to Consolidated Condensed Financial Statement."

                                     INDEX

                                     PART I

                                                              FINANCIAL INFORMATION
ITEM 1:          Financial Statements (Unaudited)
                 Consolidated Condensed Balance Sheets December 31, 1996 and March 31, 1996 . . . . . . . . .   3
                 Consolidated Condensed Statements of Operations for the three months ended
                 December 31, 1996 and January 31, 1996; for the three months ended
                 December 31, 1995 for EMCO Recycling Corp. and pro forma for the three months
                 ended January 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
                 Consolidated Condensed Statements of Operations for the nine months ended
                 December 31, 1996 and January 31, 1996; for the nine months ended December 31, 1995
                 for EMCO Recycling Corp. and pro forma for the nine months ended January 31, 1996  . . . . .   5
                 Consolidated Condensed Statements of Cash Flows for the nine months ended
                 December 31, 1996 and January 31, 1996; for the nine months ended December 31, 1995
                 for EMCO Recycling Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
                 Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . . . . . . . . . .   8

ITEM 2:          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .    14


                                                                     PART II

                                                                OTHER INFORMATION

ITEM 6:          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

                 SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

                 Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28

                             METAL MANAGEMENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                     PART I
                             FINANCIAL INFORMATION

 ITEM 1:
                                                                                DECEMBER 31,           MARCH 31,
                                                                                    1996             1996 (NOTE 2)
                                                                                ------------         --------------
ASSETS:
Current Assets:
     Cash and cash equivalents (Note 1)                                          $   867,000            $ 3,093,000
     Marketable securities (Note 8)                                                        0              2,644,000
     Accounts receivable, net (Note 1)                                             4,502,000              1,488,000
     Loan to EMCO Recycling Corp.                                                         --              1,000,000
     Inventories (Note 7)                                                          1,549,000              1,359,000
     Prepaid expenses                                                              1,655,000                 58,000
     Refundable income taxes                                                               0                 70,000
     Deposits for Purchase of MacLeod (Note 9)                                     1,001,000                     --
     Deferred charges (Note 9)                                                     1,102,000                     --
                                                                                 -----------            -----------
     Total current assets                                                         10,676,000              9,712,000
                                                                                 -----------
Marketable securities (Note 8)                                                             0                115,000

Property and equipment, net                                                        9,122,000                 44,000
Goodwill and other intangibles, net (Note 3)                                      11,115,000                478,000
                                                                                 -----------            -----------
     Total Assets                                                                $30,913,000            $10,349,000
                                                                                 ===========            ===========

LIABILITIES AND SHAREHOLDERS EQUITY:
Current Liabilities:
     Operating line of credit                                                    $ 2,539,000            $        --
     Accounts payable (Note 1)                                                     3,447,000                282,000
     Income tax payable                                                              183,000                     --
     Other accrued liabilities                                                       424,000                459,000
     Current portion of long term debt                                             1,093,000                     --
                                                                                 -----------            -----------
     Total current liabilities                                                     7,686,000                741,000
Long term debt, less current portion                                               4,480,000                     --
Other liabilities                                                                  1,465,000                     --
                                                                                 -----------            -----------
     Total Liabilities                                                            13,631,000                741,000
Stockholders' equity
     Common stock                                                                     99,000                 53,000
     Additional paid-in-capital                                                   12,705,000              3,325,000
     Retained earnings (Note 1)                                                    4,478,000              6,230,000
                                                                                 -----------            -----------

Total equity                                                                      17,282,000              9,608,000
                                                                                 -----------            -----------
Total Liabilities and equity
                                                                                  30,913,000             10,349,000
                                                                                 ===========            ===========



                           See Accompanying Footnotes

                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                METAL MANAGEMENT, INC.
                                              FOR THE THREE MONTHS ENDED          EMCO RECYCLING CORP.   PRO FORMA COMBINED
                                            ----------------------------          FOR THE THREE MONTHS  FOR THE THREE MONTHS
                                            DECEMBER 31,       JANUARY 31,         ENDED DECEMBER 31,    ENDED JANUARY 31,
                                                1996             1996                     1995             1996 (NOTE 1)
                                            -----------      -----------              -----------           -----------
 Net sales                                  $10,402,000      $         0              $18,435,000           $18,435,000
 Cost of sales                               10,020,000                0               17,793,000            17,793,000
                                            -----------      -----------              -----------           -----------
 Gross profit                                   382,000                0                  642,000               642,000

 Operating expenses
  Marketing and sales                           143,000                0                   70,000                70,000
  General & Administrative                    1,336,000          411,000                1,464,000             1,978,000
                                            -----------      -----------              -----------           -----------
 Total operating expenses                     1,479,000          411,000                1,534,000             2,048,000
                                            -----------      -----------              -----------           -----------
 Loss from continued operations              (1,097,000)        (411,000)                (892,000)           (1,406,000)
 Interest expense                               224,000                0                  393,000               393,000
 Other (income) expense                         (42,000)         (83,000)                (251,000)             (334,000)
                                            -----------      -----------              -----------           -----------

 Loss from continuing operations before
  income tax and discontinued
  operations                                 (1,279,000)        (328,000)              (1,034,000)           (1,465,000)
 Provision (benefit) for income tax            (119,000)               0                 (415,000)             (440,000)
                                            -----------      -----------              -----------           -----------
 Loss from continuing operations             (1,160,000)        (328,000)                (619,000)           (1,025,000)
 Discontinued Operations (Note 4)
  Income from operations of
  discontinued Spectra*Star Products
  Division, net of income taxes
  (benefit) of $0 in 1996                        25,000          376,000                        0               376,000
                                            -----------      -----------              -----------           -----------
 Net income (loss)                          $(1,135,000)     $    48,000              $  (619,000)          $  (649,000)
                                            ===========      ===========              ===========           ===========



 Net income (loss) per share for:
  Continuing operations                           (0.13)           (0.06)                     n/a                  (.11)
  Discontinued operations                          0.00              .07                      n/a                  0.04

 Weighted average number of shares
 outstanding                                  8,949,000        5,327,000                      n/a             8,949,000

                          See Accompanying Footnotes.
                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                         METAL MANAGEMENT, INC.
                                       FOR THE NINE MONTHS ENDED        EMCO RECYCLING CORP.   PRO FORMA COMBINED
                                      ----------------------------      FOR THE NINE MONTHS    FOR THE NINE MONTHS
                                      DECEMBER 31,     JANUARY 31,       ENDED DECEMBER 31,     ENDED JANUARY 31,
                                          1996            1996                 1995              1996 (NOTE 1)
                                      -----------     -----------       -------------------    -------------------
 Net sales                             40,344,000               0             52,625,000             52,625,000
 Cost of sales (NOTE 1)                37,138,000               0             47,665,000             47,665,000
                                      -----------     -----------            -----------            -----------
 Gross profit                           3,206,000               0              4,960,000              4,960,000
 Operating expenses
  Marketing and sales                     436,000               0                287,000                287,000
  General & Administrative              4,691,000       1,125,000              3,275,000              4,814,000
                                      -----------     -----------            -----------            -----------
 Total operating expenses               5,127,000       1,125,000              3,562,000              5,101,000

 Income (loss) from continued
  operations                           (1,921,000)     (1,125,000)             1,398,000               (141,000)
 Interest expense                         674,000               0              1,174,000              1,174,000
 Other (income) expense                  (151,000)       (245,000)              (269,000)              (514,000)
                                      -----------     -----------            -----------            -----------
 Income (loss) from continuing
  operations before income tax
  and discontinued operations          (2,444,000)       (880,000)               493,000               (801,000)
 Provision (benefit) for income tax      (373,000)       (381,000)               200,000               (284,000)
                                      -----------     -----------            -----------            -----------
 Income (loss) from continuing
 operations                            (2,071,000)       (499,000)               293,000               (517,000)
 Discontinued Operations (Note 4)

  Income (loss) from operations
  of discontinued Spectra*Star
  Products Division, net of
  income taxes (benefit) of $381          319,000      (1,893,000)                     0             (1,893,000)
  in 1996                             -----------     -----------            -----------            -----------
 Net income (loss)                    $(1,752,000)    $(2,392,000)           $   293,000            $(2,410,000)
                                      ===========     ===========            ===========            ===========

 Net income (loss) per share for:

  Continuing operations                     (0.23)          (0.09)                   n/a                   (.06)

  Discontinued operations                     .04            (.36)                   n/a                   (.21)

 Weighted average number of shares
 outstanding                            8,949,000       5,327,000                    n/a              8,949,000


                           See Accompanying Footnotes

                             METAL MANAGEMENT, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                      METAL MANAGEMENT, INC.                 EMCO RECYCLING
                                                 -------------------------------           -------------------
                                                                                           FOR THE NINE MONTHS
                                                     FOR THE NINE MONTHS ENDED                    ENDED
                                               DECEMBER 31, 1996    JANUARY 31, 1996        DECEMBER 31, 1995
                                               -----------------    ----------------        -----------------
 Cash provided (used) by operating
 activities:
 Net income (loss)                               $(1,752,000)        $(2,392,000)              $   293,000
    Adjustments to reconcile net income to
      cash provided by (used in) operating
      activities:
           -
    Depreciation, amortization, deferred
      charges, and
      deferred income taxes                        1,227,000             185,000                  (118,000)
    Restructuring costs                                   --           1,437,000                        --
    Other Charges                                         --             716,000                   135,000
 Changes in assets and liabilities net of
 effects of purchase of EMCO Recycling
 Corp.:
    Accounts receivable                            2,695,000             454,000                (2,353,000)
    Inventory                                      1,641,000           1,285,000                 1,475,000
    Accounts payable                                (174,000)           (143,000)                1,105,000
    Accrued liabilities                             (458,000)              6,000                (1,128,000)
    Other, net                                    (2,612,000)           (106,000)                 (345,000)
                                                 -----------         -----------               -----------

 Net cash provided (used) by operations              567,000           1,442,000                  (936,000)

 Cash flows provided (used) by investing
 activities:
    Marketable securities                          2,644,000             776,000                         0
    Purchase of property and equipment            (1,654,000)            (19,000)               (1,350,000)
    Capitalized software development cost                 --            (147,000)                        0
    Payment for purchase of EMCO, net of            (971,000)                  0                         0
      cash acquired of $660,000


    Other investments                                     --                  --                   155,000
                                                 -----------         -----------               -----------
 Net cash provided (used) by investing                19,000             610,000                (1,195,000)
 activities

 Cash flows provided (used) by financing
 activities:
   Common stock issued under employees stock
    purchase, employee stock option plan             293,000             500,000                         0
 Payment of cash dividends                                 0            (307,000)                        0
 Borrowings on line of credit, net                (1,975,000)                 --                 3,727,000
 Repayment of borrowings, net                     (1,130,000)                  0                (1,847,000)
                                                 -----------         -----------               -----------

 Net cash provided (used) by financing            (2,812,000)            193,000                 1,880,000
 activities

 Net increase (decrease) in cash and              (2,226,000)          2,245,000                  (251,000)
 equivalents

 Cash and equivalents, beginning of period         3,093,000             963,000                   566,000
                                                 -----------         -----------               -----------

 Cash and equivalents, end of period             $   867,000         $ 3,208,000               $   315,000
                                                 ===========         ===========               ===========





                          See Accompanying Footnotes.

                             METAL MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF ACCOUNTING ERROR

         This Amendment Number 1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is being filed to restate certain financial information contained in the original Report on Form 10-Q that was filed on February 11, 1997. The Consolidated Condensed Balance Sheet at December 31, 1996, and the Consolidated Condensed Statement of Operations and Consolidated Condensed Statement of Cash Flows for the nine months ended December 31, 1996, are being restated as a result of an accounting error that occurred during the second quarter at the Company's EMCO subsidiary. The accounting error occurred as a result of system processing problems encountered by EMCO due to the implementation of a new management information system during the second quarter. The error was discovered by EMCO management as it prepared for the annual audit of its records. The following is a comparison of third quarter results as previously reported and as restated.

                                                                                    NINE MONTHS ENDED
                                                                                    DECEMBER 31, 1996
                                                                        ---------------------------------------
                                                                          PREVIOUSLY                   AS
                  Statement of Operations                                  REPORTED                 RESTATED
---------------------------------------------------------------         --------------           --------------
 Net Sales                                                              $   40,344,000           $   40,344,000
 Gross Profit                                                                3,574,000                3,206,000
 Loss from continuing operations before income tax and                      (2,076,000)              (2,444,000)
          discontinued operations
 Net loss                                                               $   (1,384,000)          $   (1,752,000)
                                                                        ==============           ==============
 Net income (loss) per share for:
          Continuing operations                                         $         (.19)          $         (.23)
                                                                        ==============           ==============
          Discontinued operations                                                  .04                      .04
                                                                        ==============           ==============
 Weighted average number of shares outstanding                               8,949,000                8,949,000
                                                                        ==============           ==============




                                                                                   DECEMBER 31, 1996
                                                                        ---------------------------------------

                                                                          PREVIOUSLY                   AS
                              Balance Sheet                                REPORTED                 RESTATED
---------------------------------------------------------------         --------------           --------------
 Current Assets                                                         $   11,136,000           $   10,676,000
 Total Assets                                                           $   31,373,000           $   30,913,000
                                                                        ==============           ==============
 Current Liabilities                                                    $    7,778,000           $    7,686,000
 Total Liabilities                                                          13,723,000               13,631,000
 Total Equity                                                               17,650,000               17,282,000
 Total Liabilities and Equity                                           $   31,373,000           $   30,913,000
                                                                        ==============           ==============



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


NOTE  3 - ACQUISITION OF EMCO RECYCLING CORP.


         On April 11, 1996, the Company completed the acquisition of EMCO, a scrap metal recycling company based in Phoenix, Arizona, for a purchase price of approximately $12.8 million ($2.0 million in cash, 3.5 million shares of common stock valued at $8.8 million, 600,000 warrants at $4.48 per share, 400,000 warrants at $6.48 per share valued at $0.3 million and $1.7 million in other long-term liabilities that bear interest at 7%). In connection with the acquisition the Company also acquired land used in the scrap metal business that was indirectly owned by one of the principal former owners of EMCO for $1.1 million ($150,000 in cash and $900,000 in notes payable in three years that bear interest at 9%). The acquisition of EMCO was accounted for using the purchase method of accounting, and accordingly its results are included in the consolidated financial statements from the date of purchase. The excess of the purchase price over the fair value of the net tangible assets acquired has been allocated to covenants-not-to-compete ($1.7 million, which is amortized over 10 years) with the remainder to goodwill ($9.6 million, which is amortized over 40 years). Effective as of July 1, 1996, the Company changed its estimated life for goodwill, increasing the amortization period from 15 years to 40 years.
The change in amortization period more appropriately reflects the anticipated benefit period for acquisitions of scrap metal recycling companies. A summary of the tangible assets acquired and liabilities assumed is as follows:

                           Current assets                                                           $  8,877,000
                           Noncurrent assets                                                           7,767,000
                           Current liabilities                                                        (9,148,000)
                           Non current liabilities                                                    (5,785,000)
                                                                                                    ------------
                                                                                                    $  1,711,000
                           Intangible assets, including goodwill of $9.6
                           million and covenants not to compete of $1.7
                           million                                                                    11,261,000
                                                                                                    ------------
                                                                                                    $ 12,972,000
                                                                                                    ============



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


         The Consolidated Condensed Financial Statements included in this Form 10-Q/A should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, with the Company's Definitive Joint Proxy Statement dated March 8, 1996, the Transitional 10-Q for the five months ended March 31, 1996, the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and related Forms 10-Q/A filed as of October 2, 1996, and November 19, 1996, the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and related Form 10-Q/A being filed simultaneously herewith, the Form 8-K dated April 11, 1996, and related Form 8-K/A filed June 20, 1996, the Forms 8-K dated July 16, 1996, and August 7, 1996, the Form 8-K dated January 1, 1997, and the two related Forms 8-K/A, filed respectively on March 17, 1997, and simultaneously herewith, the Form 8-K dated January 7, 1997, and the two related Forms 8-K/A, filed respectively on March 17, 1997, and simultaneously herewith, filed with the Commission.

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

         In the nine-month period ended December 31, 1996, and the pro forma nine-month period ended January 31, 1996, the Company paid interest expense and paid income taxes (collected income tax refunds) in amounts as follows ($000's):


                                                                                               NINE MONTHS ENDED
                                                                               -------------------------------------------------
                                                                                                                        EMCO
                                                                                                                    ------------
                                                                               DECEMBER 31,       JANUARY 31,       DECEMBER 31,
                                                                                   1996              1996               1995
                                                                               ------------      ------------       ------------
                           Interest Paid                                         $     810        $       0         $     1,189
                           Income taxes paid (refunds received)                  $    (128)       $     (585)       $     1,695


NOTE  7 - INVENTORIES


Inventories of EMCO consisted of ferrous, nonferrous, and other inventories as follows ($000's):

                                                                                          DECEMBER 31, 1996       MARCH 31, 1996
                                                                                          -----------------     -----------------

                           Ferrous                                                              $     321            $      416
                           Non Ferrous - Processed                                                    649                   762

                           Non Ferrous - Unprocessed                                                  498                   575
                           Other                                                                       81                     0
                                                                                                ---------            ----------
                                                                                                $   1,549            $    1,753
                                                                                                =========            ==========


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


NOTE  9 - COMPLETED AND PENDING ACQUISITIONS


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


NOTE  10 - SUBSEQUENT EVENTS


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


         On April 11, 1996, the Company acquired EMCO, an Arizona corporation, pursuant to a Merger Agreement dated as of December 1, 1995, and as amended through March 7, 1996. The Consolidated Condensed Financial Statements included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, the Company's Definitive Joint Proxy Statement dated March 8, 1996, the Transitional 10-Q for the five months ended March 31, 1996, the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 as amended by Forms 10-Q/A filed as of October 2, 1996, and November 19, 1996, the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as amended by the Form 10-Q/A being filed simultaneously herewith, the Form 8-K dated April 11, 1996, as amended by the Form 8-K/A filed June 20, 1996, the Forms 8-K dated July 16, 1996, and August 7, 1996, the Form 8-K dated January 1, 1997, as amended by the Forms 8-K/A filed March 17, 1997, and simultaneously herewith, and the Form 8-K dated January 7, 1997, as amended by the Forms 8-K/A filed March 17, 1997, and simultaneously herewith, filed with the Commission.

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

         Sales for the quarter ended December 31, 1996 and 1995 are shown in the following comparative table ($000's):

                                                                 1996                                        1995
                           -----------------------------------------------------------            ------------------------
                                                              % Total                                            % Total
       Commodity             Weight              Amount        Sales           Weight               Amount         Sales
                           ----------          ----------    ----------     ----------            ----------    ----------
       Ferrous (tons)          31,620          $    3,114            30%        42,809            $    4,777         26%
       Nonferrous          15,374,814               7,186            69%    31,136,778                13,531         73%
       (lbs.)
       Other                       --                 102             1%            --                   127          1%
                                               ----------           ---                           ----------        ---
       Totals                                  $   10,402           100%                          $   18,435        100%
                                               ==========           ===                           ==========        ===

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


         Gross margins for the quarter were $382,000, down from $642,000 for the pro forma period, primarily as a result of reduced sales and unfavorable market conditions, as discussed above. Gross margins for the nine months ended December 31, 1996, declined from $4,960,000 in the pro forma period to $3,206,000 in 1996 due to reduced sales and unfavorable market conditions.


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

         General and administrative expenses declined from $1,978,000 in the pro forma period to $1,336,000 in 1996. The majority of the decrease is attributable to reduced overhead spending at EMCO in 1996 as a result of elimination of administrative expenses that were incurred in the pro forma period arising from the merger with the Company and elimination of costs through reductions in administrative personnel at EMCO (page 19 - Operational Restructuring at EMCO). General and administrative expenses for the nine months ended December 31, 1996, were $4,691,000 as compared to $4,814,000 for the pro forma period. The decrease is due to changes in the corporate structure and reduced administrative expenses at EMCO as discussed above.


         Pretax loss from continuing operations improved from $(1,465,000) in the pro forma period to $(1,279,000) for the quarter ended December 31, 1996. The improvement in pretax loss from continuing operations in the third fiscal quarter of 1996 is primarily due to reduced operating losses at EMCO that primarily occurred as a consequence of reduced administrative expenses at EMCO. Pretax loss from continuing operations increased to $(2,444,000) in the nine months ended December 31, 1996, from $(801,000) in the pro forma period due to unfavorable market conditions.


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

         The income from discontinued operations recorded for the Spectra*Star Products Division for the quarter ended December 31, 1996, was $25,000 ($.003 per share), compared to income of $376,000 ($.04 per share) in the pro forma period. Income from discontinued operations was $319,000 in the nine months ended December 31, 1996, as compared to a loss of $1,893,000 ($.21 per share) in the pro forma period. The substantial loss from discontinued operations in the pro forma period was a result of significant charges recorded upon the Company's decision to terminate its electronic presentation products and a one-time charge to restructuring costs and special charges totaling $2,153,000 ($.24 per share). The Company recognized royalty income of approximately $178,000 in the third quarter of fiscal 1997 and $279,000 in the nine months ended December 31, 1996.

         Net loss for the quarter ended December 31, 1996, including discontinued operations, amounted to $(1,135,000) ($.13 per share) compared to $(649,000) ($.07 per share) for the pro forma period. Net





__________________________________

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Stockholders are strongly encouraged to review the section entitled "Factors Affecting Future Results" commencing on Page 18 for a discussion of factors that could affect future performance.

loss for the nine months ended December 31, 1996, is $(1,752,000) ($.19 per share) as compared to a net loss of $(2,410,000) ($.27 per share) in the pro forma period.


                        LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of cash are its existing cash and cash equivalents balances, collection of outstanding accounts receivable from EMCO, and proceeds from the loan from LaSalle National Bank (Note 10). At December 31, 1996, the Company had $867,000 in cash and cash equivalents compared to cash, cash equivalents, and marketable securities of $5.7 million at March 31, 1996. The reduction is primarily attributable to loans made to EMCO and disbursements and deposits made in connection with completed and pending acquisitions net of proceeds realized from the sale of the assets of the Spectra*Star Products Division. Excluding any mergers, the cash and cash equivalents combined with proceeds from the loan from LaSalle National Bank (Note 10) appear to be adequate to meet the Company's operating needs for the remainder of the fiscal year ending March 31, 1997.** In the event the Company undertakes any mergers with a cash component, it will be required to seek financing earlier than such time. The Company has entered into short-term notes payable in connection with the HouTex and MacLeod acquisitions ("Acquisition Notes"). The Acquisition Notes have principal amounts outstanding that aggregate to approximately $16.3 million. The Acquisition Notes require payments in aggregate amounts of $12.7 million from March 14, 1997, through June 30, 1997. The Company's existing cash and cash equivalents and proceeds available under the loan from LaSalle National Bank are not sufficient to fund the required payments under the Acquisition Notes. The Acquisition Notes are secured by stock pledges provided to the sellers of HouTex and MacLeod. The loan from LaSalle National Bank is due and payable on June 30, 1997, but can be extended until September 30, 1997, under certain circumstances.

         Accounts receivable balances increased from $1.5 million as of March 31, 1996, to $4.5 million as of December 31, 1996. The increase in accounts receivable as of December 31, 1996, is attributable to the acquisition of EMCO net of reductions in accounts receivable attributable to the sale of the Spectra*Star Products Division and the subsequent collection of the accounts receivable from that business. As of December 31, 1996, the net book value of accounts receivable remaining to be collected from the Spectra*Star Product Line was approximately $21,000. The Company increased its reserve for uncollectible accounts from the Spectra*Star Division by $122,000 in the third quarter of fiscal 1997. Accounts payable increased from $0.3 million as of March 31, 1996, to $3.4 million as of December 31, 1996. The increase in accounts payable is primarily attributable to the acquisition of EMCO and includes liabilities incurred with respect to professional fees incurred as described in Note 9.


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





__________________________________

** This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Stockholders are strongly encouraged to review the section entitled "Factors Affecting Future Results" commencing on Page 18 for a discussion of factors that could affect future performance.

million to be used by the Company to refinance certain liabilities of HouTex (refer to Note 10 - Subsequent Events).


         The Company's Board of Directors intends to continue to cause the Company to actively pursue acquisitions and mergers in scrap metal recycling. Depending on the nature and size of potential acquisitions, mergers and other transactions, if any, the Company's cash flows from operating and investing activities, together with its cash and cash equivalents, will not be sufficient in the future to meet future operating, investing, and financing activities beyond March 14, 1997. Therefore the Company will have to supplement these sources of liquidity with additional sources of funds such as borrowings or stock offerings. Refer also to the section below titled "Factors Affecting Future Results."


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

RECENT MERGERS AND ACQUISITIONS, SALE AND SIGNIFICANT CHANGE IN STRATEGIC DIRECTION


         In the past year, the Company has undergone a significant change in strategic direction and emphasis. Immediately prior to April 11, 1996, the Company's business had consisted of designing, manufacturing and marketing color printers and related consumables, including ribbons, transparencies and paper. Then, on April 11, 1996, the Company acquired EMCO, an Arizona corporation engaged in scrap metal recycling (the "Merger"). In addition, the Company purchased two parcels of land owned directly or beneficially by Harold
M. Rubenstein, the former principal beneficial shareholder and former Chairman of the Board of EMCO. On July 16, 1996, the Company sold to Mannesmann Tally the inventory and related production equipment of its Spectra*Star printer and consumables business. On January 1, 1997, and January 7, 1997, the Company acquired the MacLeod Companies in California and HouTex Metals Company in Texas, respectively. Refer to Note 9 for more information regarding the acquisitions of HouTex and MacLeod. The Company anticipates future acquisitions of other companies in the scrap metal recycling industry and potentially also in other industries. Reflective of the Company's overall change in emphasis is its corporate name change on April 12, 1996, from General Parametrics Corporation ("GPC") to Metal Management, Inc. The ramifications of the changes in the Company's business are discussed in greater detail below.


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


         As of December 31, 1996, prior to the MacLeod and HouTex acquisitions, the Company had a long-term debt to capitalization ratio of 32%. The ratio of debt to total capital is greatly increased by the acquisitions of HouTex and MacLeod in which the Company issued promissory notes (Note 9) and assumed liabilities. The degree to which the Company is leveraged could have adverse consequences to the Company including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest; and (iii) the Company will be more vulnerable to a downturn in the scrap metal recycling industry, which has historically been sensitive to changes in general economic conditions.


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

PRICE FLUCTUATIONS

         EMCO's results of operations have been in the past, and the results of operations of the overall Company are expected to be, subject to price fluctuations that occur in the metals commodities markets. For example, prices of non-ferrous metals have generally declined during the past five quarters, which adversely affected revenues and net income in the quarter ended December 31, 1996. A further decline in commodity prices could further reduce revenues and net income prospectively and will have a material adverse effect on the Company's results of operations and liquidity of the Company.

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

                           PART II  OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         10.1*    Employment Agreement with Robert C. Larry
         27.1     Amended Financial Data Schedule



(b) The following reports on Form 8-K were filed during the quarter ended December 31, 1996:

         None.






*Previously filed as an exhibit to the registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             METAL MANAGEMENT, INC.




Dated:  May 1, 1997                    By  /s/  Robert C. Larry

                                          -------------------------------------
                                       Vice President, Finance and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)


                                       By  /s/  Gerard M. Jacobs
                                          -------------------------------------
                                       President and CEO


                                       By  /s/  T. Benjamin Jennings
                                          -------------------------------------
                                          Chairman of the Board and Chief
                                          Development Officer

                                 EXHIBIT INDEX



         10.1*    Employment Agreement with Robert C. Larry
         27.1     Amended Financial Data Schedule




*Previously filed as an exhibit to the registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1996.