Form 10-K
period 1997-03-31
METAL MANAGEMENT INC
filed 1997-06-20
CIK 795665

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1997

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file no. 0-14836

                             METAL MANAGEMENT, INC.
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
                          (State or other jurisdiction
                       of incorporation or organization)
                                   94-2835068
                                (I.R.S. Employer
                             Identification Number)

                        500 N. DEARBORN ST., SUITE 405,
                               CHICAGO, IL 60610
          (Address of principal executive offices including zip code)

Registrant's telephone number, including area code: (312) 645-0700

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

     The aggregate market value for the Registrant's voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on June 18, 1997 as reported on the NASDAQ National Market System, was approximately $86,194,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of June 18, 1997, the Registrant had 12,857,222 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the Annual Meeting of Stockholders is incorporated into this Form 10-K Part III by reference.
================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                       PART I
Item 1:     Business....................................................      1
Item 2:     Properties..................................................      6
Item 3:     Legal Proceedings...........................................      6
Item 4:     Submission of Matters to a Vote of Security Holders.........      7
                                      PART II
Item 5:     Market for the Registrant's Common Stock and Related
            Stockholder Matters.........................................      8
Item 6:     Selected Consolidated Financial Data........................      9
Item 7:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     10
Item 8:     Financial Statements and Supplementary Data.................     26
Item 9:     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     26
                                      PART III
Item 10:    Directors and Executive Officers of the Registrant..........     27
Item 11:    Executive Compensation......................................     27
Item 12:    Security Ownership of Certain Beneficial Owners and
            Management..................................................     27
Item 13:    Certain Relationships and Related Transactions..............     27
                                      PART IV
Item 14:    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................     28

     This Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-K which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company. See also "Factors Influencing Future Results and Accuracy of Forward Looking Statements" below.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Metal Management, Inc. (herein, "MTLM" or the "Company") was founded in 1981 and re-incorporated in Delaware in June 1986. Prior to April 11, 1996, the Company was called General Parametrics Corporation and operated as a manufacturer and marketer of color thermal and dye sublimation printers and related consumables, including ribbons, transparencies and paper. This business was discontinued by the Company during fiscal 1997. On April 9, 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to change the name of the Company from General Parametrics Corporation to Metal Management, Inc. Effective April 15, 1996, the Company formally changed its Nasdaq stock symbol to "MTLM". On April 25, 1996, the Board of Directors of the Company approved a change in the Company's fiscal year end from October 31 to March 31, effective April 1, 1996.

     MTLM entered the scrap metal recycling industry on April 11, 1996, through its merger with EMCO Recycling Corp. ("EMCO"), headquartered in Phoenix, Arizona. As part of the strategic redirection, in April 1996, management announced plans to exit the Spectra*Star printer and consumables business. On July 16, 1996, Mannesmann Tally ("Tally") acquired the inventory and related production equipment of the Spectra*Star business for approximately $1.3 million in cash and provided additional contingent consideration in the form of royalties on future sales of Spectra*Star printers and related consumables. The Company discontinued and sold its VideoShow and related products lines business ("VideoShow") in December 1996 for consideration substantially in the form of royalties on future sales of VideoShow equipment. The VideoShow consideration is not expected to be material to the Company. On January 1, 1997, the Company acquired the MacLeod Group of Companies ("MacLeod") headquartered in South Gate, California. On January 7, 1997, the Company acquired HouTex Metals Company, Inc. ("HouTex"), headquartered in Houston, Texas. On May 1, 1997, the Company acquired Reserve Iron & Metal, L.P. ("Reserve"), headquartered in Cleveland, Ohio, with operations in Ohio, Illinois and Alabama. EMCO, MacLeod, HouTex and Reserve are referred to herein as the "Acquired Companies" and "Recycling Operations."

     The Company and its wholly-owned subsidiaries are engaged in the business of dismantling, processing, marketing, brokering and recycling of both ferrous and non-ferrous metals with the goal of becoming one of the largest recyclers of scrap metal in North America. Giving effect to the acquisition of the Acquired Companies, MTLM operates twenty recycling centers in five states and resells processed scrap metal and other materials to domestic and foreign customers. MTLM intends to continue its expansion principally through acquisition to consolidate the highly fragmented scrap metal recycling industry. MTLM believes that no single company is a significant processor of scrap metal on a national scale, although certain companies are significant processors on a local or regional scale.

ACQUISITION STRATEGY

     MTLM believes that similar to the solid waste industry, the scrap metal recycling industry has recently begun to experience market consolidation due to, among other things: (1) significant capital requirements caused by expanding equipment needs and by more stringent environmental regulations; and (2) desire of owners of independent scrap metal processors to sell closely-held businesses to companies with access to public capital markets.

     MTLM seeks to acquire significant processors of scrap metal in large metropolitan markets which will serve as regional platform companies and to follow these acquisitions with "tuck-in" acquisitions of smaller processors. MTLM believes that this consolidation strategy will allow MTLM to improve its operating margins and profitability by: (1) increasing its market share, which is expected to enhance customer relationships and enhance supply capabilities;
(2) spreading the cost of management and administrative staff, and utilizing equipment and other assets, across larger operations; and (3) transferring technology and best demonstrated processing and marketing strategies among acquired recycling operations. The Company is continuously evaluating acquisition opportunities.

RECYCLING OPERATIONS

     The Recycling Operations are engaged in buying, processing, and selling scrap metals. The principal forms in which scrap metals are generated include industrial scrap and obsolete scrap. Industrial scrap results from residual materials from manufacturing processes. Obsolete scrap consists primarily of residual metals from old or obsolete consumer and industrial products such as appliances and automobiles.

FERROUS OPERATIONS

  Ferrous Scrap Purchasing

     The Company purchases ferrous scrap from two primary sources: (1) manufacturers who generate steel and iron ("industrial scrap"); and (2) junkyards, demolition firms, railroads, the military and others who generate steel and iron scrap ("obsolete scrap"). In addition to these sources, the Company purchases, at auction, furnace iron from integrated steel mills and obsolete steel and iron from government and large industrial accounts. Finally, the Company purchases materials from small dealers, peddlers and auto wreckers who deliver directly to the Company's processing facilities. Prices are determined primarily by market demand and the composition, quality, size, and weight of the materials.

  Ferrous Scrap Processing

     The Company prepares ferrous scrap metal for resale through a variety of methods including sorting, shredding, shearing or cutting, baling, or breaking and processes a number of differently sized and shaped products depending upon customer specifications and market demand.

     Sorting: After purchasing ferrous scrap metal, the Company inspects the material to determine how it should be processed to maximize profitability. In some instances, scrap may be sorted and sold without requiring processing. The Company's sorting operations separate scrap for further processing according to its size and composition with conveyor systems, front-end loaders, crane-mounted electromagnets or claw-like grapples.

     Shredding: Obsolete consumer scrap such as automobiles, home appliances and other consumer goods, as well as certain light gauge industrial scrap, is processed in the Company's shredding operation. These items are fed into a shredder that quickly breaks the scrap down into fist-size pieces of ferrous metal. The shredding process uses magnets to separate ferrous, non-ferrous and non-metallic materials. The ferrous material is sold to the Company's customers including mini-mills and the non-metallic by-product of the shredding operations, referred to as "shredder fluff," is disposed of in third party landfills. The Company operates a shredder at its EMCO subsidiary in Phoenix.

     Shearing or Cutting: Pieces of oversized ferrous scrap which are too large for other processing, such as obsolete steel girders and used drill pipe, are cut with hand torches, crane-mounted alligator shears and/or stationary guillotine shears. After being reduced to more manageable size, the scrap is then sold to customers who can accommodate larger materials, such as mini-mills. The Company operates a shear in Chicago at its Reserve subsidiary and has made deposits with a vendor to purchase a shear for its EMCO subsidiary.

     Baling: The Company processes light gauge ferrous metals such as clips and sheet iron, and by-products from industrial manufacturing processes, such as stampings, clippings and excess trimmings, by baling these materials into large, uniform blocks. The Company uses cranes, front-end loaders and conveyors to feed the metal into hydraulic presses which compress the materials into uniform blocks at high pressure.

     Breaking of Furnace Iron: The Company processes furnace iron which includes blast furnace iron, steel pit scrap, steel skulls, beach iron and pit scrap. Large pieces of iron are broken down by the impact of 8 to 10 ton forged steel balls dropped from cranes. The fragments are then sorted and screened according to size and iron content.

  Ferrous Scrap Sales

     The Company sells processed ferrous scrap to end users such as mini-mills, integrated steel makers and foundries and to brokers who aggregate materials for other large end users. Most of the Company's customers purchase processed ferrous scrap according to a monthly plan which establishes the quantity purchased for the month. The Company interacts with end users and brokers through its sales force of approximately 15 people. The price for ferrous scrap depends upon market demand, as well as quality and grade. The Company believes profitability may be enhanced by offering a broad product line to its customers; however, no assurance can be provided in that regard. The Company believes that its consolidation strategy will allow it to be a premier supplier of scrap since it will be able to fill larger quantity orders due to increased ability to source large amounts of raw materials. The Company's sales of processed ferrous scrap accounted for 32% of the Company's revenues for the twelve months ended March 31, 1997, representing approximately 152,000 tons of ferrous metals.

NON-FERROUS OPERATIONS

  Non-Ferrous Scrap Purchasing

     The Company purchases non-ferrous scrap from three primary sources: (1) manufacturers and other non-ferrous scrap sources who generate or sell waste aluminum, copper, stainless steel, brass, high-temperature alloys and other metals; (2) telecommunications, aerospace, defense, and recycling companies that generate obsolete scrap consisting primarily of copper wire, exotic metal alloys and used aluminum beverage cans; and (3) peddlers who deliver to the Company material which they collect from a variety of sources. While peddlers usually deliver their scrap to the Company, the Company collects non-ferrous scrap from others sources by placing retrieval bins near these sources. Once full, the bins are transported to the Company's strategically located processing facilities.

     The Company also generates non-ferrous scrap as a by-product of its ferrous scrap processing. Non-ferrous scrap is recovered from the Company's ferrous operations through two primary activities: (1) non-ferrous materials, generally a mixture of aluminum, zinc, die-cast metal, stainless steel and copper, are recovered as a by-product of the shredding process; and (2) non-ferrous materials are identified visually and by using hand-held magnets.

     A number of factors can influence the continued availability of non-ferrous scrap such as the level of economic activity and the quality of the Company's supplier relationships. Consistent with industry practice, the Company has certain long-standing supply relationships that management believes will improve as a result of implementing its consolidation strategy; however, no assurance can be provided in that regard.

  Non-Ferrous Scrap Processing

     The Company prepares non-ferrous scrap metal for resale by sorting, shearing, cutting, chopping and/or baling.

     Sorting: The Company's sorting operations separate non-ferrous scrap using conveyor systems and front-end loaders. In addition, many non-ferrous metals are sorted and identified using grinders, hand torches and spectrometers. The Company's ability to identify metallurgical composition is critical to maintaining margins and profitability. Due to the high value of many non-ferrous metals, the Company can afford to utilize more labor intensive sorting techniques than are employed in its ferrous operations. The Company sorts non-ferrous scrap for further processing according to type, grade, size and chemical composition. Throughout the sorting process, the Company determines whether the material requires further processing before being sold.

     Copper: Copper scrap may be processed in several ways. The Company processes copper scrap predominately by using wire choppers which grind the wire into small pellets. During chopping operations, the plastic casing of the wire is separated from the copper using a variety of techniques. In addition to wire chopping, the Company processes scrap copper by baling and other repacking to meet customer specifications. For the twelve months ended March 31, 1997, the Company sold approximately 22.6 million pounds of copper.

     Aluminum: The Company processes aluminum based on the size of the pieces and customer specifications. Large pieces of aluminum are cut using crane mounted alligator shears and stationary guillotine shears and are baled along with small aluminum stampings to produce large bales of aluminum. Smaller pieces of aluminum are repackaged to meet customer specifications. For the twelve months ended March 31, 1997, the Company sold approximately 34.4 million pounds of aluminum.

     Other Non-Ferrous Materials: The Company processes other non-ferrous metals using similar cutting, baling and repacking techniques as it uses to process aluminum. Among other significant non-ferrous metals the Company processes include brass and high-temperature alloys.

  Non-Ferrous Scrap Sales

     The Company sells processed non-ferrous scrap to end users such as specialty steel-makers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. The Company interacts with end users and brokers through its sales force of 15 people. Prices for the majority of non-ferrous scrap metals change based upon the daily publication of spot and futures prices on the COMEX or London Metal Exchange. The Company's sales of processed non-ferrous scrap accounted for 67% of the Company's revenues for the twelve months ended March 31, 1997, representing approximately 65 million pounds of non-ferrous metals.

TRANSPORTATION

     The Company's subsidiaries operate trucks, trailers and roll-off containers to transport material from suppliers and to customers. In addition, the Company utilizes railroad and independent trucking for a portion of its inbound and outbound hauling.

ENVIRONMENTAL MATTERS

     Information with respect to Environmental Matters is included in the section "Factors Influencing Future Results and Accuracy of Forward Looking Statements -- Environmental Matters".

SEASONALITY

     The Company's subsidiaries have, in the past, experienced lower sales in July and December. The Company's operations can be adversely affected by protracted periods of inclement weather or unexpected closing or shutdown of customer's plants, which could reduce the volume of material processed at its facilities.

PERSONNEL

     As of March 31, 1997, the Company employed 376 people, of whom 11 are in the Corporate office. 365 employees work in the Company's recycling centers, of which 191 are full-time and 174 are part-time employees. None of the Company's employees are represented by a labor union. The Company considers relations with its employees to be satisfactory.

RESEARCH AND DEVELOPMENT

     The Company is not currently involved in any research and development projects.

EXPORT SALES

     The Company's MacLeod subsidiary generated approximately $2.5 million (3% of consolidated net sales) from foreign sales for the year ended March 31, 1997. Foreign sales are denominated in U.S. dollars.

COMPETITION

     The scrap metal recycling industry is highly competitive, with the principal competitive factors being price and availability of scrap metal. Competition in the industry is intense in part because the barriers to entry into the scrap metal collection business are relatively low. Additionally, the Company faces competition from producers of finished steel products, many of whom have substantially greater financial resources than the Company, who may vertically integrate by entering the scrap metal recycling business. There can be no assurance that the Company will be able to obtain or maintain a market share necessary to achieve its financial goals or to effectively compete in its markets.

RECENT DEVELOPMENTS

     On May 16, 1997, the Company signed a definitive agreement to merge a wholly-owned subsidiary with and into Cozzi Iron & Metal, Inc. ("Cozzi"), headquartered in Chicago, Illinois. Cozzi will be the surviving entity and will operate as a wholly-owned subsidiary of the Company following the merger. The closing of the Cozzi merger is subject to shareholder and government approvals and is also subject to certain other conditions precedent. At the closing of this merger, the shareholders of Cozzi will receive 11.5 million shares of the Company's common stock, warrants to purchase 1.5 million shares of common stock, and $6.0 million in cash. Further, at the effective time of the merger, the Company intends to appoint Albert A. Cozzi as President and Chief Operating Officer of the Company. T. Benjamin Jennings will remain Chairman of the Board and Chief Development Officer, and Gerard M. Jacobs will remain the Chief Executive Officer of the Company. Contemporaneous with closing, Albert A. and Frank J. Cozzi, as well as T. Benjamin Jennings and Gerard M. Jacobs, anticipate entering into five-year employment agreements with the Company. In addition, Albert A., Frank J. and Gregory P. Cozzi and T. Benjamin Jennings and Gerard M. Jacobs intend to enter into a ten-year stockholder agreement to, among other things, vote their respective shares in a common fashion in regard to elections of directors and officers and in certain other circumstances. No assurance can be provided that the Cozzi merger will close and failure of such transaction to close for any reason could have an adverse affect on the Company and its stock price. See "Factors Influencing Future Results and Accuracy of Forward-Looking Statements."

     On March 18, 1997, the Company signed a binding Letter of Intent to acquire Proler Southwest Inc., and Proler Steelworks LLC ("Proler"). Proler Southwest, Inc. and Proler Steelworks LLC have operations in Houston, Texas and Jackson, Mississippi, respectively. The transaction is expected to be effected by the Company acquiring all of the equity interests in Proler Southwest Inc., and Proler Steelworks LLC in exchange for $15.0 million in cash, a $2.0 million promissory note, 1.75 million shares of common stock of the Company and warrants to purchase 375,000 shares of common stock. No assurance can be provided that the Proler transaction will close and failure of such transaction to close for any reason could have an adverse affect on the Company and its stock price.

     Effective May 28, 1997, Raymond F. Zack voluntarily resigned from his position as a Director of the Company.

ITEM 2. PROPERTIES

     The Company's principal offices are located in an office building at 500 North Dearborn St., Suite 405, Chicago, Illinois, which the Company leases. As of June 19, 1997, the Company owned or leased 20 locations. The Company's recycling operations are performed in the following locations:

     The Company's EMCO subsidiary owns a 25 acre site in an industrial area of Phoenix, Arizona, at which it performs its main administrative activities and principal processing operations. In addition, EMCO leases nine collection centers in the Phoenix metropolitan area and collection centers in Prescott, Arizona and Yuma, Arizona.

     The Company's Metal Management Realty, Inc. subsidiary owns two parcels of real property in Tucson, Arizona. This property is leased to Ellis Metals, Inc., which is principally owned by Harold Rubenstein, a Director of the Company.

     The Company's Metal Management Realty, Inc. subsidiary also owns a seven acre site in South Gate, California where the main offices and principal processing operations of MacLeod are located. In addition, MacLeod leases three additional sites in the Los Angeles metropolitan area.

     The Company's HouTex subsidiary leases a 45 acre processing site located in Houston, Texas from a limited partnership affiliated with Mike Melnik, a Director of the Company. The facility is located on the Houston shipping channel and all of the HouTex operations are performed on this facility.

     The Company's Reserve subsidiary lease sites in Cleveland, Ohio and Chicago, Illinois. Reserve owns a 50% interest in a joint venture with operations in Attalla, Alabama. The joint venture leases the site on which its operations are performed.

     Giving effect to the Reserve acquisition, the Company's scrap metal recycling operations will be conducted from facilities in Alabama, Arizona, California, Illinois, Ohio and Texas.

     The Company's lease relating to its former offices in Berkeley, California has been terminated and the final lease payment was made in April 1997. The cost relating to the termination of the Berkeley lease is recorded as part of discontinued operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company's Reserve subsidiary is currently involved in a legal proceeding in which Reserve Iron & Metal Limited Partnership (a Delaware Limited Partnership) and P. Joseph Iron & Metal, Inc. (its sole general partner) are named as defendants. The court in which such proceedings are pending and the date of the proceeding is: George Abboud v. Reserve Iron & Metal Limited Partnership, Cuyahoga County Court of Common Pleas, Case No. 304772, George Abboud v. P. Joseph Iron & Metal, Inc., Cuyahoga County Court of Common Pleas, Case No. 304772, March 27, 1996.

     Claimant George Abboud has alleged that Reserve Iron & Metal, as his employer, intentionally required Mr. Abboud to work under conditions in which an injury to Mr. Abboud was substantially certain to occur. Reserve Iron & Metal has denied this allegation and believes evidence will show that Mr. Abboud negligently performed his work, which caused his injury. Claimant George Abboud seeks money damages in an amount in excess of $25,000 to be determined at trial. No trial date has been set. Discovery is still pending.

     Certain of the sellers of Reserve (the "Indemnifying Parties") have agreed to indemnify the Company and its affiliates against a portion of specified potential liabilities. As is customary with certain types of potential liabilities, Reserve's insurance carriers have accepted the defense of Reserve, but have done so subject to reserving their respective rights to deny coverage under certain circumstances. Assuming, for hypothetical purposes, that insurance coverage would not be available or would be inadequate, such potential liabilities, were they to become actual liabilities, could be significant. Any amounts payable by the

Indemnifying Parties will be funded by reducing the purchase price note owed by the Company and/or by increasing the exercise price on warrants issued to such Indemnifying Parties as part of the original terms of the Purchase Agreement and the ten-year employment agreements, respectively. With reference to these certain potential liabilities, Reserve has advised the Company it believes it has adequate insurance coverage and has denied any liability for these potential liabilities. There can be no assurance, however, that Reserve will not suffer actual liability or that it will have adequate insurance to cover the liability and in such case, the Company could be materially and adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the shareholders of Metal Management, Inc. during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

     Metal Management Inc. common stock, par value $.01, has been traded on the NASDAQ National Market System under the symbol MTLM since April 1996. Previously, the Company traded under the symbol GPAR. The following table sets forth the high and low closing prices for the Company's common stock for the periods indicated, as reported by the NASDAQ National Market System. They reflect inter-dealer prices, without retail mark-up, mark-down or commission.

                                                                 HIGH      LOW
                                                                 ----      ---
FISCAL 1997 (YEAR ENDED 3/31/97)
Fourth Quarter..............................................    $10.38    $3.81
Third Quarter...............................................      4.19     3.38
Second Quarter..............................................      4.50     3.25
First Quarter...............................................      5.56     4.38
FISCAL 1996 (FIVE MONTHS ENDED 3/31/96)
Second Quarter (2/1/96 to 3/31/96)..........................    $ 5.00    $4.25
First Quarter (11/1/95 to 1/31/96)..........................      5.00     3.00
FISCAL 1995 (YEAR ENDED 10/31/95)
Fourth Quarter..............................................    $ 3.63    $1.75
Third Quarter...............................................      2.13     1.44
Second Quarter..............................................      2.00     1.50
First Quarter...............................................      1.88     1.25

     The number of registered stockholders of record of the Company's Common Stock, based on the transfer records of the Company at June 18, 1997, was 240. On June 18, 1997, the closing price per share of the Company's Common Stock as reported on the NASDAQ National Market System was $11.875.

     On August 31, 1995, the Company announced that its Board of Directors elected to discontinue the payment of cash dividends. The Company presently has no intention of paying dividends in the foreseeable future and intends to utilize its cash and investments for the intended new direction of the Company. The Company last paid a cash dividend in fiscal 1995, of $0.18 per share (three quarterly cash dividend payments of $.06 per share).

SALES OF UNREGISTERED SECURITIES DURING THE YEAR ENDED MARCH 31, 1997

     In connection with the Company's merger with EMCO on April 11, 1996, the Company issued 3,500,000 shares of unregistered Common Stock valued at $8.8 million and warrants to purchase 1,000,000 shares of unregistered Common Stock, at exercise prices ranging from $4.48 to $6.48 per share.

     In connection with the Company's acquisition of MacLeod on January 1, 1997, the Company issued 725,000 shares of unregistered Common Stock valued at $2.3 million and warrants to purchase 175,000 shares of unregistered Common Stock, at exercise prices ranging from $3.96 to $4.75 per share.

     In connection with the Company's acquisition of HouTex on January 7, 1997, the Company issued 475,000 shares of unregistered Common Stock valued at $1.7 million and warrants to purchase 250,000 shares of unregistered Common Stock at an exercise price of $4.00 per share. Also, certain provisions in the HouTex acquisition agreements required the Company to issue, subsequent to closing, additional warrants to purchase 180,000 shares of unregistered Common Stock at an exercise price of $4.00 per share. On May 21, 1997, warrants to purchase 330,000 shares of unregistered Common Stock were exercised by the former shareholders of HouTex including warrants to purchase 87,000 shares by Mike Melnik, a Director of the Company.

     On January 7, 1997, the Company obtained a $10.0 million loan from a commercial bank. This loan is secured by personal guarantees provided by five current directors and one former director of the Company, including Gerard M. Jacobs, T. Benjamin Jennings, Donald F. Moorehead, Jr., George O. Moorehead, Harold Rubenstein and Raymond F. Zack and pledges of certain assets of its HouTex subsidiary. In consideration for providing the personal guarantees, the Company granted these directors warrants to purchase an aggregate 500,000 shares of unregistered Common Stock at an exercise price of $4.00 per share.

     On April 15, 1997, Clend Investment, beneficially owned, in part, by Mike Melnik, a director of the Company, converted $1.0 million of its note payable into 182,482 shares of unregistered Common Stock. On May 29, 1997, Ian MacLeod, a director of the Company, converted $1.0 million of a note payable into 160,000 shares of unregistered Common Stock.

     In April 1997, the Board of Directors approved a private placement of up to 2,025,000 shares unregistered Common Stock at $7.25 per share (the "Private Placement"). The Private Placement is fully subscribed and all shares available for sale have been issued. Five directors of the Company, including Gerard M. Jacobs, T. Benjamin Jennings, Donald F. Moorehead, Jr., George O. Moorehead and Harold Rubenstein collectively purchased 260,000 shares in the Private Placement. A purchaser of 1.0 million shares of unregistered Common Stock in the Private Placement, who is not a director or employee, provided consideration comprised of $5.0 million in cash and a $2.25 million short term note. The short term note accrues interest at prime rate and all principal and interest is due and payable on or before June 30, 1997. On June 16, 1997, the Company received a $500,000 payment on the note. The Private Placement was accomplished by the Company directly with accredited investors and did not involve the use of any underwriters or advisors or the payment of any fees or commissions.

     In connection with the Company's acquisition of Reserve on May 1, 1997, the Company issued warrants to purchase 1.575 million shares of unregistered Common Stock, at exercise prices ranging from $3.50 to $9.90 per share (exercise prices are subject to adjustment). A total of 840,000 of the warrants were issued to Paul D. Joseph, a Director of the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share and employee data)

     Financial results for the current fiscal year and prior years reflect the divested businesses as discontinued operations. For information about principal acquisitions and divestitures see notes 2, 3 and 16 to the consolidated financial statements included in Part II, Item 8 of this report.

     Fiscal 1992 to 1995 represents the twelve month period ended October 31 of each year. Fiscal 1996 represents the five month period from November 1, 1995 to March 31, 1996. Fiscal 1997 represents the twelve month period ended March 31. Results for fiscal 1992 through 1995 and the five month period ended March 31, 1996 have been restated to reflect the results of the disposed businesses as discontinued operations.

See "Factors Affecting Future Results and Accuracy of Forward-Looking Statements -- Recent Change in Strategic Direction and Limited Operating History."

                                          1992      1993      1994      1995      1996       1997
                                          ----      ----      ----      ----      ----       ----
INCOME STATEMENT DATA
Net sales..............................  $     0   $     0   $     0   $     0   $     0   $ 65,196
Gross profit...........................        0         0         0         0         0      6,872
Total operating expenses...............        0         0         0         0       210      8,456
Interest and other income (expense),
  net..................................      968       310       229       312       142     (1,268)
Net income (loss) from continuing
  operations...........................      968       310       228       261       (16)    (2,010)
Income (loss) from discontinued
  operations...........................       78      (202)     (440)   (2,698)       22        847
Net income (loss)......................    1,046       108      (212)   (2,437)        6     (1,163)
Income (loss) per share from:
  Continuing operations................     $.13      $.06      $.04      $.05      $.00      $(.22)
  Discontinued operations..............     $.01     $(.04)    $(.08)    $(.53)     $.00       $.09
Weighted average shares outstanding....    7,336     5,095     5,098     5,125     5,299      9,106
BALANCE SHEET DATA
Working capital (deficit)..............  $11,343   $ 7,983   $ 8,130   $ 9,141   $ 9,086   $(13,555)
Total assets...........................   16,665    15,304    13,486    10,130    10,313     70,125
Long-term debt, including current              0         0         0         0         0      5,170
Stockholders' equity...................   14,506    13,759    12,395     9,314     9,608     23,148
Cash dividends declared per common
  share................................    $0.24     $0.24     $0.24     $0.18     $0.00      $0.00
Number of employees....................       82        71        62        41        37        376

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following factors should be considered carefully in evaluating the Company and its business. The risk factors described below contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

     The purpose of the following discussion is to facilitate the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company, including changes arising from recent acquisitions by the Company, the timing and nature of which have significantly affected the Company's results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of the Form 10-K.

GENERAL

     During the current fiscal year, the Company changed its strategic direction by pursuing consolidation of the scrap metal recycling business. In conjunction with this new strategy, the Company divested its color printers and related businesses during the year by selling the Spectra*Star & VideoShow businesses. The operations of these businesses are treated as discontinued operations in the Company's financial statements. All prior year information has been restated to conform to reflect the results of the disposed businesses as discontinued operations.

     In April 1996, the Company completed its first acquisition in the scrap metal recycling business by merging with EMCO. This was followed by the acquisitions of MacLeod and HouTex in January 1997. These transactions were accounted for by the purchase method of accounting and their results are included in the Company's consolidated results for the year ended March 31, 1997 from the time of acquisition. On May 1, 1997, the Company acquired Reserve also to be accounted for under the purchase method of accounting. On May 16, 1997, the Company executed a definitive agreement to merge a subsidiary of the Company with Cozzi. In March 1997, the Company announced that it signed a binding letter of intent to acquire Proler. The Cozzi and Proler transactions are expected to close during the second quarter of fiscal 1998 and will be accounted for under the purchase method of accounting, but no assurance can be provided that either transaction will close.

FISCAL YEAR ENDED MARCH 31, 1997

RESULTS OF OPERATIONS

     Consolidated revenues for the year ended March 31, 1997 in broad product categories were as follows: ($ in thousands):

COMMODITY                                               WEIGHT     AMOUNT     %
---------                                               ------     ------     -
Ferrous Metals (tons)...............................     151,782   $20,744    32%
Non-ferrous metals (pounds).........................  64,898,364    43,531    67%
Other...............................................          --       921     1%
                                                                   -------   ---
                                                                   $65,196   100%
                                                                   =======   ===

     Consolidated revenues for the year ended March 31, 1997 reflect twelve months of results for EMCO and three months for MacLeod and HouTex, respectively. Revenues in the scrap metal industry during fiscal 1997 were negatively impacted by market conditions that reduced prices for scrap metals. Prices for ferrous scrap metals declined significantly in the third quarter of fiscal 1997. In addition, prices for non-ferrous metals consisting principally of copper and aluminum also declined during fiscal 1997.

     The price of scrap metal is impacted by regional and seasonal variations. Furthermore, prices for scrap metal are also impacted by broad and global cyclical movements and as such equilibrates supply and demand. The Company believes one of the factors that contributed to the price decline in fiscal 1997 for nonferrous metals was the negative reaction caused by the much publicized speculative trading losses sustained by a major copper trader. The Company believes one of the factors that contributed to the price decline in ferrous metals during the third quarter was weaknesses in export markets for ferrous metals.

     Consolidated gross margin for fiscal 1997 was $6.8 million, or 10.4% of net sales. As indicated above, gross margins for scrap processors were negatively impacted in fiscal 1997 by general declines in scrap prices. Gross margins were also impacted by losses at the Company's EMCO subsidiary. During the third quarter, the Company initiated efforts to restructure the operations at EMCO and intends to reduce future operating expenses through the restructuring plan. No provisions were recorded on the balance sheet for the restructuring costs. Restructuring costs are being expensed as incurred. For further discussion, see section entitled "Factors Affecting Future Results and Accuracy of Forward-Looking Statements."

     Consolidated operating expenses of $8.5 million consists of general and administrative costs of $6.2 million and depreciation and amortization of $2.3 million. Approximately $2.0 million of the general and administrative costs represents corporate overhead. As mentioned earlier, the Company's EMCO subsidiary has initiated an operational restructuring plan that management believes will reduce certain overhead expenses.

     Net interest and other expense for the year was $1.3 million. This was comprised of $1.6 million in interest expense, offset by $.2 million in interest income and $.1 million of other income. In the prior fiscal years, the Company had excess cash invested in government and corporate bonds which generated interest income for the Company. During the current fiscal year, the Company began to incur interest expense associated with the financing of its acquisitions. See the section titled "Liquidity and Capital Resources" for further discussion.

     Net loss from continuing operations was $2.0 million ($.22 per share). The net loss from continuing operations was mainly due to losses incurred at the Company's EMCO subsidiary and corporate overhead costs, partially offset by operating income at the Company's HouTex and MacLeod subsidiaries. The financial results for HouTex and MacLeod are only included from their acquisition dates in January 1997. Losses at EMCO were mainly due to unfavorable market conditions, inefficient operating processes and inefficient machinery and equipment.

     Income from discontinued operations was $847,000 ($.09 per share). During the fiscal year, the Company realized an after-tax gain, including royalty income of $351,000, of $500,000 on the sale of assets of the Spectra*Star and VideoShow businesses. The results of discontinued operations reflect the operations of the Spectra*Star business up to the divestiture date (July 16, 1996) as well as severance and other costs incurred to discontinue the business. Severance costs were not material to the Company.

FISCAL 1996 TO FISCAL 1995

     Fiscal 1996 represents the five month period from November 1, 1995 to March 31, 1996. Net loss from continuing operations represents certain corporate overhead costs offset by interest income and a tax benefit.

     Interest and other income remained consistent during fiscal 1996 as compared to fiscal 1995. Interest and other income was $142,000 for the five months ended March 31, 1996, an average of $28,000 per month compared to interest and other income of $312,000 for fiscal 1995, an average of $26,000 per month.

     Income from discontinued operations was $22,000 ($.00 per share) for the five months ended March 31, 1996, versus a loss of $2.7 million ($.53 per share) in fiscal 1995. Fiscal 1995 results reflect one time charges of $2.2 million relating to restructuring of the color printer business and the discontinuance of a portion of the electronic presentation business. The results for fiscal 1996 were impacted by lower shipments of the Company's products due to competitive pressures in the market. This was slightly offset by lower operating expenses as a result of planned reductions in payroll and related expenditures as well as less time and costs spent by the Company on research and development.

FISCAL 1995 TO FISCAL 1994

     Income from continuing operations of $261,000 ($.05 per share) represents interest income and a provision for income taxes. Interest income was $312,000 during fiscal 1995, compared to $229,000 during fiscal 1994. The increase was primarily attributed to the recording of a loss during fiscal 1994 of $78,000 for certain of the Company's investments.

     Loss from discontinued operations was $2.7 million ($.53 per share) in fiscal 1995 versus a loss of $440,000 ($.08 per share) in fiscal 1994. Fiscal 1995 results reflect one time charges of approximately $2.2 million relating to the restructuring of the color printer business and the discontinuance of a portion of the electronic presentation business. Without the one time charges, net loss from discontinued operations for fiscal 1995 would have been $500,000. The Company's color printer business remained flat with the prior year. The electronic presentation business experienced weakness due to competitive product pressures, softness in governmental purchases and lower sales outside the United States. The Company was able to control expenses through reductions in staff and less time and costs spent on research and development.

LIQUIDITY AND CAPITAL RESOURCES

     As previously discussed, the Company will continue to pursue acquisitions in the scrap metal recycling industry and anticipates financing acquisitions with debt and equity transactions. The Company will require substantial capital to fund future acquisitions and current operations. There can be no assurance that any additional financing will be available, or, in the event that it is, that it will be available in the amounts and on terms acceptable to the Company.

CASH FLOWS FROM CONTINUING OPERATIONS

     The Company's net cash flows from continuing operations decreased significantly during fiscal 1997 as a result of significant losses incurred by EMCO and an increase in accounts receivable balances as a result of the acquisitions of EMCO, MacLeod and HouTex.

CASH FLOWS FROM INVESTING ACTIVITIES

     The Company made capital expenditures of approximately $5.7 million during fiscal 1997 which included purchases of property and equipment ($3.2 million) and cash paid for the acquisitions of EMCO, MacLeod and HouTex ($2.5 million). These cash outflows were partially offset by $2.8 million of proceeds received from the sale of marketable securities. Management anticipates continuing to make acquisitions, capital expenditures for new equipment, and upgrading and expanding existing equipment and facilities. The Company expects that these expenditures may increase in the future due to the internal growth of the Company and business combinations.

CASH FLOWS FROM FINANCING ACTIVITIES

     During fiscal 1997, the Company obtained $7.8 million from issuances of term debt. $6.5 million of the term debt is due on June 30, 1997, but may be extended at the Company's option and for a fee, to July 1, 1998. Proceeds from the term debt were utilized to fund capital expenditures, acquisitions and make payments on existing debt. The Company also made net payments of $926,000 on its various lines of credits. At March 31, 1997, the Company had utilized predominately all the availability under its lines of credit. Management anticipates obtaining additional debt financing to fund its acquisition strategy as well as provide additional working capital for its existing operations. See "Factors Affecting Future Results and Accuracy of Forward-Looking Statements -- Immediate and Future Capital Requirements; Short-term Borrowing Strategies to Fund Acquisitions; and Substantial Leverage."

CASH FLOWS FROM DISCONTINUED OPERATIONS

     The Company generated $2.7 million of cash flows from discontinued operations during fiscal 1997. The cash flows generated are a result of proceeds received from the sale of assets of the Spectra*Star business, royalty income received from the sale of products from the discontinued businesses and collection of accounts receivable related to the discontinued operations.

FINANCIAL CONDITION

     The Company's principal sources of cash are its existing cash and cash equivalents balances, collection of accounts receivable and proceeds from lines of credit and other borrowing agreements. At March 31, 1997, the Company had $5.7 million in cash, cash equivalents and marketable securities.

  Significant Cash Transactions Subsequent to Year-End

     On June 19, 1997, the Company concluded its private sale of 2,025,000 shares of restricted common stock which to date has raised approximately $13.0 million in cash. The Company expects to receive an additional $1.75 million from the collection of a short term note provided by a purchaser of common stock in the private placement. In connection with the Company's acquisition of Reserve on May 1, 1997, a cash payment of $5.9 million was made.

  Cash Requirements for Maturing Debt Obligations

     The Company has a loan from a commercial bank in the principal amount of $10.0 million ($9.5 million is currently outstanding) which is due and payable on June 30, 1997, but can be extended, at the Company's option, to July 1, 1998, for a fee. The Company also has an $5.0 million line of credit ($3.4 million is currently outstanding and available) which matures in August 1998. In connection with the Reserve acquisition, the Company assumed certain debt of approximately $26.0 million of which $1.5 million is currently outstanding. The Company made arrangements with Reserve's lender to provide for the existing loans to remain in place without changes to terms and conditions of the credit agreement.

  Cash Requirements for Pending Acquisitions

     The Cozzi and Proler acquisitions will require cash payments to sellers at closing of approximately $6.0 million and $15.0 million, respectively. Both acquisitions are expected to close during the second quarter of fiscal 1998, although no assurance can be provided that either transaction will close. The Company's existing cash and cash equivalents will not be sufficient to fund the Cozzi and Proler acquisitions. The Company is seeking other financing sources to meet such obligations but no assurances can be provided that such financing will be available when needed, or that, if available, it will be on satisfactory terms. See "Business -- Recent Developments."

  Working Capital Availability and Requirements

     Accounts receivable balances increased from $1.5 million at March 31, 1996 to $9.6 million at March 31, 1997. The increase in accounts receivable is attributable to the acquisitions of EMCO, MacLeod and HouTex, offset by collections of accounts receivable from the Spectra*Star business. Accounts payable increased from $0.3 million at March 31, 1996 to $5.2 million at March 31, 1997. The increase in accounts payable is attributable to the acquisitions of EMCO, MacLeod and HouTex.

     Inventory levels vary at each of the Company's subsidiaries. Inventory levels are determined by managers of subsidiaries and can vary significantly between subsidiaries. Inventory on hand at March 31, 1997 consisted of the following ($ in thousands):

                      COMMODITY                          WEIGHT     AMOUNT    %
                      ---------                          ------     ------    -
Ferrous (tons)........................................     39,983   $2,707    32%
Non-ferrous (pounds)..................................  9,073,387    4,754    57%
Other.................................................         --      954    11%
                                                                    ------   ---
                                                                    $8,415   100%
                                                                    ======   ===

     The Company expects to make substantial investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions. In particular, the Company's EMCO subsidiary requires substantial capital investment to replace old equipment and to put into service additional processing equipment.

     The Company and its wholly-owned subsidiaries have various revolving lines of credit with commercial lenders which provide for revolving credit at interest rates that range from 0% to 1.75% in excess of the lenders' prime rates. The Company's ability to borrow under the lines of credit is based primarily on its accounts receivable and inventory balances. As of March 31, 1997, the Company had fully drawn predominately all of the availability under the lines of credit. The lines expire at various dates through August 1998. On May 30, 1997, the Company entered into a $6.0 million revolving and term loan agreement with a commercial bank under which the Company received proceeds of $4.5 million which is due on July 1, 1998. That loan has an interest rate equal to 1% above the lenders' prime rate.

     The weighted average interest rate on the borrowings outstanding at March 31, 1997 was 9.59%. Average borrowings under the various lines of credit during fiscal 1997 were approximately $4.7 million. During fiscal 1997, amounts outstanding under the various lines of credit ranged from $2.5 million to $7.9 million.

     Scrap metal recycling companies have substantial ongoing working capital and capital equipment requirements in order to continue to operate and grow. For example, through March 31, 1997, the Company advanced approximately $4.7 million to its EMCO subsidiary for short-term working capital requirements. As a result, the Company will seek equity or debt financing to fund future improvements and expansion of its scrap metal recycling business as well as to make other acquisitions of scrap metal recycling facilities. There can be no assurance that such financing will be available when needed, or that, if available, it will be on satisfactory terms. The failure to obtain financing may cause the Company to default on certain existing debt obligations and would hinder the Company's ability to make continued investments in capital equipment and pursue expansions, which could materially adversely affect results of operations and financial condition. Any equity financing which is undertaken would result in dilution to the then-existing stockholders of the Company. See "Factors Influencing Future Results -- Risk of Dilution to Existing Stockholders."

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

     In the normal course of its business, the Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, or other aspects of operating results. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. As noted elsewhere in this report, all phases of the Company's operations are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

     The following discussion outlines certain factors that could affect the Company's consolidated results of operations for fiscal 1998 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company.

GENERAL

     The Company's Board of Directors intends to actively pursue acquisitions and mergers in scrap metal recycling. Depending on the nature and size of potential acquisitions, mergers and other transactions, if any, the Company's cash flows from operating and investing activities, together with its cash, cash equivalents and marketable securities may not be sufficient in the future. Therefore, the Company will have to supplement these sources of liquidity with additional sources of funds such as borrowings or stock offerings. No assurance can be provided that such financing will be available or available on reasonable terms.

RECENT CHANGE IN STRATEGIC DIRECTION AND LIMITED OPERATING HISTORY

     In the past year, the Company has undergone a significant change in strategic direction and emphasis. Immediately prior to April 11, 1996, the Company's business had consisted of designing, manufacturing and marketing color printers and related consumables, including ribbons, transparencies and paper. Then, on April 11, 1996, the Company acquired EMCO, which was engaged in scrap metal recycling. On July 16, 1996, the Company sold to Mannesmann Tally the inventory and related production equipment of its Spectra*Star printer and consumables business. This was followed by the acquisitions of MacLeod, HouTex and Reserve. The Company anticipates future acquisitions of other companies in the scrap metal recycling industry. Reflective of the Company's overall change in emphasis is its corporate name change on April 9, 1996, from General Parametrics Corporation ("GPC") to Metal Management, Inc. Given the substantial changes in the Company's business in the past year, past financial performance should not be considered a reliable indicator of future performance. Potential purchasers should not use historical trends to anticipate results or trends in future periods.

     Prior to the EMCO merger in April 1996, the Company had no history of operations in the scrap metal recycling industry. The Acquired Companies have not previously operated as subsidiaries of a public holding company subject to formal accounting and reporting requirements. Consequently, in order to transition the Acquired Companies, the Company will have to establish information systems, internal controls, and hire managers with appropriate skills to insure the timeliness and accuracy of financial reports. During fiscal 1997, the Company announced restatement of certain financial results due to accounting errors at its EMCO subsidiary. In addition, the Acquired Companies have historically been organized in a manner in which its management and ownership were the same. The management of the Acquired Companies have not previously reported to management responsible for diverse operations and have had limited experience in executing consolidation strategies on the scale being pursued by the Company. Furthermore, the success of the consolidation strategy is dependent in part on the ability of the Company's management to oversee diverse operations and to successfully integrate processing, marketing and other resources of the Acquired Companies. The Company's management team has not previously had experience in such capacity.

IMMEDIATE AND FUTURE CAPITAL REQUIREMENTS

     The Company is pursuing an aggressive acquisition strategy which requires substantial amounts of capital. For example, to accomplish the acquisitions of Cozzi and Proler, the Company will need to obtain $21.0 million to fund the cash portions of purchase consideration. The Cozzi merger agreement also requires the Company to either have received a capital infusion or a commitment be made for a capital infusion of $50.0 million on terms acceptable to the Cozzi shareholders. The Company is evaluating various financing strategies and alternatives to obtain sufficient capital to close the acquisition of Cozzi and Proler and to provide working capital support and to fund future acquisitions; however, no assurance can be provided that sufficient funds on acceptable terms will become available. Failure to raise sufficient capital to close the Cozzi and Proler, or other acquisitions could adversely affect the Company and its stock price.

SHORT TERM BORROWING STRATEGIES TO FUND ACQUISITIONS

     The Company intends to continue an acquisition strategy which will utilize seller note obligations with short term as well as long term maturities. The issuances of seller notes may provide restrictive covenants on the Company. For example, the seller notes issued to acquire HouTex and MacLeod provided restrictions on the ability of the Company to unilaterally direct or control the operations of HouTex or MacLeod until the seller notes were repaid. The seller notes issued to HouTex and MacLeod also provided pledges of the stock of the acquired entities and certain other restrictive covenants. No assurance can be provided that the Company will access capital on acceptable terms in adequate time frames to repay seller note obligations issued in the future. An inability to repay seller note obligations would have adverse consequences to the Company.

     Subsequent to closing the HouTex and MacLeod acquisitions, and prior to the various maturity dates on the seller notes issued in the acquisitions of MacLeod and HouTex, the Company arranged for funds to be available to repay principal and interest on such seller notes. However, no assurance can be provided that the Company will be able to pay future seller notes when due. The Company has provided a $1.541 million note payable to certain sellers of Reserve. The note is due on May 1, 1998 and places restrictions on the ability of the Company to unilaterally direct or control the operations of Reserve until the note is repaid. The $1.541 million seller note to Reserve is secured by a stock pledge agreement.

SUBSTANTIAL LEVERAGE

     As a result of the recent mergers and acquisitions, the Company, as of March 31, 1997, had approximately $36.4 million in consolidated liabilities owed either to the sellers of the Company's completed acquisitions or to third parties. In particular, the Company issued an aggregate of approximately $16.0 million principal amount in promissory notes to the sellers of MacLeod and HouTex. All seller notes payable to the former shareholders of MacLeod and HouTex which became payable were extinguished through payments made in March 1997, April 1997 and May 1997 and the execution of a note for $3.0 million due in 2002. $1.5 million of promissory notes were issued in connection with the Reserve acquisition, which are due in May 1998. In order to pursue expansion and acquisition opportunities, the Company expects to incur additional debt, either through bank or credit lines or the sale of debt securities in registered or unregistered transactions, in addition to additional equity financing it may undertake. The servicing of such present and future debt of the Company will utilize cash either in the form of cash on hand or cash generated by operating and financing activities.

     As of March 31, 1997, the Company had a debt to equity ratio of 157%. The degree to which the Company is leveraged could have adverse consequences to the Company including the following: (1) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (2) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest; and (3) the Company will be more vulnerable to an economic downturn in the scrap metal recycling industry which has historically been sensitive to changes in general economic conditions.

RISK OF EXPANSION AND CONSOLIDATION STRATEGIES

     The Company currently plans to continue to pursue additional acquisitions in the scrap metal recycling industry. There can be no assurance that any previously announced or unannounced mergers will be consummated nor that, if they are, the Company will be able to effectively manage disparate business enterprises. The ability of the Company to achieve its expansion objectives and to manage its growth effectively depends on a variety of factors, including the ability to identify appropriate acquisition targets and to negotiate acceptable terms for their acquisition, the integration of new businesses into the Company's operations and the availability of capital. The inability to control or manage growth effectively or to successfully integrate future new business into the Company's operations would have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be able to successfully expand or that growth and expansion will result in profitability. There can be no assurance that the Company will be able to realize any of the other anticipated benefits of future mergers or acquisitions that it may undertake or achieve its financial goals and operational objectives in execution of its consolidation strategy.

COMPANY MANAGEMENT FACTORS

     Due to the limited experience of the Company's management in the scrap metal recycling business, the Company relies substantially on the scrap metal recycling experience of the current management teams at each of its wholly-owned subsidiaries. While certain of the management personnel of the acquired facilities have executed employment agreements, there can be no assurance that such personnel will continue to serve at the acquired businesses. The loss of a significant number of management personnel of the Company's acquired businesses could have a material adverse effect on the Company's efforts to effectively manage and integrate these operations. In addition, the loss of executive officers of the Company would also adversely impact the Company's performance and ability to successfully expand the business.

     A condition of the Cozzi merger agreement contemplates the Company appointing Albert A. Cozzi to be the President and Chief Operating Officer of the Company. While Mr. Cozzi has substantial experience in the scrap metal industry and would be an important part of the Company's senior management team, no assurance can be provided that the Cozzi merger will close.

POTENTIAL CHANGES IN MANAGEMENT AND GOVERNANCE

  Changes in Management

     Upon the closing of the Cozzi merger, material changes will occur in the management and governance structure of the Company. The Cozzi merger agreement contemplates that T. Benjamin Jennings will remain as the Chairman of the Board and Chief Development Officer of the Company, Gerard M. Jacobs will remain as Chief Executive Officer of the Company, Robert C. Larry will remain as Chief Financial Officer of the Company, and Albert A. Cozzi will be appointed President and Chief Operating Officer of the Company. In addition, the Cozzi merger agreement contemplates that an Executive Committee will be formed comprised of Messrs. Albert A. Cozzi, Jacobs, Jennings, and possibly other individuals. The Company has not previously operated with a Chief Operating Officer or with an Executive Committee. There can be no assurance that these changes in management structure will be successful in carrying out the acquisition and operating plans of the Company.

  Changes in Governance

     Upon the closing of the Cozzi merger, the Cozzi merger agreement contemplates that the Company's Board of Directors will likely be comprised of directors equally nominated by the shareholders of Cozzi and by Messrs. Jacobs and Jennings. The Cozzi merger agreement contemplates that two outside directors will be nominated who are mutually agreeable to both sides of the Cozzi merger. The Cozzi merger is an example of the willingness of the Company to rapidly change the management and governance of the Company, if necessary or desirable. No assurance can be provided that the proposed changes in management and governance as contemplated in the Cozzi merger agreement will occur or that a subsequent acquisition or merger will not similarly change the management and governance structure of the Company nor can there be assurance that any changes to the corporate governance will be advantageous to the Company.

CONTROL OF COMPANY BY MANAGEMENT, PRINCIPAL STOCKHOLDERS AND MEMBERS OF THE BOARD OF DIRECTORS

     As a result of the mergers and acquisition, Messrs. Jacobs and Jennings, together with other members of the Board of Directors, have sufficient voting power to control the outcome of all matters (including the election of directors and future mergers, acquisitions or sale of assets) submitted to stockholders for approval and may be deemed to have effective control over the affairs and management of the Company. Messrs. Jacobs and Jennings along with the existing members of the Board of Directors of the Company, currently beneficially own approximately 51% of the Company's common stock on a fully diluted basis. To date, the Directors of the Company have voted in support of initiatives recommended by Messrs. Jacobs and Jennings. There can be no assurance that such support will continue in the future with respect to voting by Directors. The Cozzi merger, if consummated, will result in 75% ownership of the Company's common stock on a fully diluted basis by management, principal stockholders and current and former members of the Board of Directors which further concentrates ownership and control among principals of the Company.

IMPACT OF THE COZZI DEFINITIVE AGREEMENTS ON MANAGEMENT OF THE COMPANY AND STRATEGIC ACTIONS CONSIDERED BY THE COMPANY PRIOR TO CLOSING OF THE COZZI MERGER

     On May 16, 1997, the Company executed a definitive agreement to merge a subsidiary of the Company with Cozzi. The definitive agreement requires the Company to seek approval from Cozzi shareholders prior to executing certain strategic actions up to the closing of the Cozzi merger or termination thereof. Actions that require approval by the Cozzi shareholders included but are not limited to:

          Amendments to or changes of the Company's charter or bylaws.

          Issuance of equity, except those contemplated by Section 5.2(b) of the merger agreement.

          Changes in management of the Company or changes in the compensation provided to officers and directors of the Company.

          Acquisitions of companies, except those contemplated by Section 5.2(e) of the merger agreement.

          Incurrence of any indebtedness or other significant financing transactions.

No assurance can be provided that the Cozzi merger will be consummated.

CYCLICALITY OF OPERATING RESULTS

     The operating results of the scrap metal recycling processing industry in general, are highly cyclical in nature as they tend to reflect and amplify the general national economic condition. In periods of national recession or periods of minimal economic growth, the operations of scrap metal recycling companies have been materially adversely affected. During recessions or periods of minimal economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum supplies. For example, the scrap metal recycling industry was adversely affected for a period of five years from approximately 1988 to 1993. Future economic downturns would materially and adversely affect the operating results of the Company. The ability of the Company to withstand significant economic downturns in the future will depend in part on the amount of cash maintained and availability under lines of credit for the Company. Recently, EMCO has required substantial cash infusions from the Company. The Company believes that EMCO will require additional working capital funding during fiscal 1998.

PRICE FLUCTUATIONS

     EMCO, MacLeod and HouTex's results of operations have been in the past, and the results of operations of the overall Company are expected to be, subject to price fluctuations that occur in the metals commodities markets. For example, up to December 31, 1996, prices of non-ferrous metals generally declined during the previous five quarters, which adversely affected revenues and net income through the third quarter of fiscal 1997. The fourth quarter of fiscal 1997 showed improvement for certain categories of scrap metal prices. A further decline in commodity prices could further reduce revenues and net income prospectively. Such losses could have a material adverse effect on the Company's results of operations and liquidity of the Company.

DEPENDENCE ON SCRAP SUPPLIERS

     The Company's scrap recycling operations are dependent upon the supply of scrap materials from its suppliers. Few of such suppliers are bound by long-term supply arrangements, and therefore they have no obligation to continue to supply scrap materials to the Company. In the event that substantial numbers of scrap suppliers cease supplying scrap materials to the Company, the financial condition and results of operations of the Company would be materially and adversely affected.

CONCENTRATION OF CUSTOMERS AND CREDIT RISK

     13 customers represented 37% of revenues for the year ended March 31, 1997. These customers comprised approximately 53% of accounts receivable at March 31, 1997. The Company's largest customer accounted for 9% of revenues and 22% of accounts receivable for the year ended March 31, 1997. For the year ended December 31, 1996, Cozzi generated approximately 42% of its revenue from 3 customers, including 1 customer that accounted for 23% of sales. The loss of any one of the Company's or Cozzi's significant customers, if the Cozzi merger is consummated, could affect the Company's results of operations and cash flows.

     Financial instruments that potentially subject the Company to significant concentration of credit risk are primarily trade accounts receivable. The Company sells its products primarily to scrap metal brokers and steel mills located in the United States. Generally, the Company does not require collateral or other security to support customer receivables. Historically, the Company's wholly-owned subsidiaries have not experienced material losses from the noncollection of receivables, however, certain of the Company's subsidiaries have significant balances owing from customers that operate in cyclical industries and leveraged conditions which may impair the collectibility of receivables.

OPERATING LOSSES AT EMCO

     EMCO has incurred operating losses and required capital infusions since the April 1996 merger. Management believes that the losses have resulted primarily from unfavorable market conditions in Arizona, from operation of antiquated and inefficient machinery and equipment, from lack of certain machinery and equipment, and from certain operational issues. In October 1996, in an effort to abate such operating losses, the Company initiated efforts to restructure the operations of its EMCO subsidiary. The restructuring has reduced expenses by primarily eliminating the utilization of certain leased equipment, eliminating 35 jobs representing approximately 16% of the workforce, and reducing the cost of outside processing from certain vendors. In addition, as a part of the restructuring program, EMCO management initiated a review of the buying and selling departments. The Company is not certain whether it will be able to accomplish a successful restructuring of EMCO's business. See "Recent Change in Strategic Direction and Limited Operating History."

     As part of the Cozzi merger, the Company will own 50% of a joint venture owned by Cozzi in Phoenix, Arizona. It is the Company's intention to acquire the remaining 50% interest in the joint venture and combine the operations of the Cozzi joint venture with the EMCO operations. There can be no assurance that the Cozzi transaction will close nor if the Cozzi transaction closes, that the Company will be successful in acquiring the other 50% interest in the joint venture. Nor can any assurance be provided that any integration or consolidation of EMCO's business with Cozzi will be successful.

RISK OF DILUTION TO EXISTING STOCKHOLDERS

     The Company's strategy of expansion and additional acquisitions will require it to issue additional shares of common stock or securities convertible into common stock as consideration for additional acquisitions. Common stock may be issued at a discount to the market price and issuance of a material amount of common stock or such securities would result in significant dilution to the then-existing stockholders of the Company. For example, the Cozzi merger, if consummated, will result in the issuance of an additional 11.5 million shares of common stock and warrants to purchase at least 1.5 million shares of common stock. The Company expects to be required to seek equity financing to meet future capital requirements, which would also result in additional dilution. See "Immediate and Future Capital Requirements."

VOLATILITY OF STOCK PRICE

     The Company's stock price has been, and in the future is expected to be, volatile and to experience market fluctuation as a result of a number of factors, including, but not limited to, merger and acquisition announcements and developments, current and anticipated results of operations, future product offerings by the Company or its competitors and factors unrelated to the operating performance of the Company. The trading price of the Company's Common Stock may also vary as a result of changes in the business, operations, or financial results of the Company, prospects of general market and economic conditions, additional future proposed acquisitions by the Company and other factors. Failure in any quarter to meet the investment community's revenues or earnings expectations, if any, could have an adverse impact on the Company's stock price, as could sales of large amounts of stock by existing stockholders. In addition, sales of substantial amounts of the Company's common stock in the public market could adversely affect the market price of the Company's common stock. In the event the market price were adversely affected by such sales, the Company's access to equity capital markets could be adversely affected and issuances of common stock by MTLM in connection with acquisitions, or otherwise, could dilute future earnings per share.

     Management believes that the investment public has factored the closing of the Cozzi and Proler mergers as well as potential future acquisitions into the Company's current stock price. If the Cozzi, Proler or any future acquisitions do not close, an adverse impact may occur on the Company's stock price.

ENVIRONMENTAL MATTERS

COMPREHENSIVE REGULATORY REQUIREMENTS

     The Company and its subsidiaries are subject to significant government regulation including stringent environmental laws and regulations. Among other things, these laws and regulations impose comprehensive local, state, federal, foreign and supranational statutory and regulatory requirements concerning, among other matters, the treatment, acceptance, identification, storage, handling, transportation and disposal of industrial by-products, hazardous and solid waste materials, waste water, stormwater effluent, air emissions, soil contamination, surface and ground water pollution, employee health and safety, operating permit standards, monitoring and spill containment requirements, zoning, and land use, among others. Various laws and regulations set prohibitions or limits on the release of contaminants into the environment. Such laws and regulations also require permits to be obtained and manifests to be completed and delivered in connection with any shipment of prescribed materials so that the movement and disposal of such material can be traced and the persons responsible for any mishandling of such material can be identified. This regulatory framework imposes significant compliance burdens, costs and risks on the Company and its subsidiaries. Violation of such laws and regulations may give rise to significant liability of the Company, including fines, damages, fees and expenses.

     Releases of certain industrial by-products and waste materials are subject to particular laws and regulations. While the specific provisions of releases related laws and regulations vary among jurisdictions, such laws and regulations typically require that the relevant authorities be notified promptly, that the release be cleaned up promptly, and that remedial action be taken by the responsible party and/or owner of the site to restore the environment to levels protective of human health and the environment. Generally, the governmental authorities are empowered to act to clean up and remediate releases and environmental damage and to charge the costs of such cleanup to one or more of the owners of the property, the person responsible for the spill, the generator of the contaminant and certain other parties or to direct the responsible party to take such action. Such authorities may also impose a tax or other liens to secure such parties' reimbursement obligations. Environmental laws and regulations impose strict operational requirements on the performance of certain aspects of hazardous or toxic substances remedial work. These requirements specify complex methods for identification, monitoring, storage, treatment and disposal of waste materials managed during a project. Failure to meet these requirements could result in substantial fines and other penalties.

     Environmental legislation and regulations have changed rapidly in recent years, and it is likely that the Company and its subsidiaries will be subject to even more stringent environmental standards in the future. For example, the ultimate effect of the regulations to be implemented under the Clean Air Act Amendments of 1990 (the "Clean Air Act") on the Company and its subsidiaries, and the actual amount of any capital expenditures required thereby, will depend on how the Clean Air Act is interpreted and implemented pursuant to regulations that are currently being developed and on such additional factors as the evolution of environmental control technologies and the economic viability of such operations at the time. For these reasons, future capital expenditures for environmental control facilities cannot be predicted with accuracy; however, one may expect that environmental control standards will become increasingly stringent and that the expenditures necessary to comply with them could increase substantially.

     Local, state, federal, foreign and supranational governments and agencies have also from time to time proposed or adopted other types of laws, regulations or initiatives with respect to the scrap metal recycling industry. Included among them are laws, regulations and initiatives intended to ban or restrict the intrastate, interstate or international shipment of wastes, to impose higher taxes or fees on certain shipments of waste, or to classify or reclassify certain categories of non-hazardous wastes as hazardous. Certain local, state, federal, foreign and international governments and agencies have promulgated "flow control" or other regulations, which attempt to require that all waste (or certain types of waste) generated within the jurisdiction in question must go to certain disposal sites. From time to time legislation is considered that would enable or facilitate such laws, regulations or initiatives. Due to the complexity of regulation of the industry and to public and political pressure, implementation of existing or future laws, regulations or initiatives by different levels of governments may be inconsistent and are difficult to foresee.

     The principal services of the Company and its subsidiaries are detailed in and regulated by various permits and licenses governing their scrap metal recycling operations. Government agencies continually monitor the performance of a permit or license holder in relation to the terms of its permit or license. The Company and its subsidiaries' facilities are subject to periodic unannounced inspection by local, state and federal authorities to ensure compliance with permit and license terms and applicable laws and regulations. The Company and its subsidiaries work with the authorities to remedy any deficiencies found during such inspections. If serious violations are found or deficiencies, if any, are not remedied, the Company and its subsidiaries could incur substantial fines and could be required to close a site.

     Governmental authorities have a wide variety of powerful administrative enforcement actions and remedial orders available to them to cause compliance with environmental laws or to remedy or punish violations of such laws. Such orders may be directed to various parties, including present or former owners or operators of the concerned sites, or parties that have or had control over the sites. In certain instances, fines and treble damages may be imposed. In the event that administrative actions fail to cure a perceived problem or where the relevant regulatory agency so desires, an injunction or temporary restraining order or damages may be sought in a court proceeding. Some laws give private parties the right, in addition to existing common laws claims, to file claims for injunctive relief or damages against the owners or operators of the site.

     The Company believes that with heightened legal, political and citizen awareness and concerns, all companies in the scrap metal recycling industry may be faced, in the normal course of operating their businesses, with fines and penalties and the need to expend substantial funds for capital projects, remedial work and operating activities, such as environmental contamination monitoring, and related activities. Regulatory or technological developments relating to the environment may require companies engaged in the scrap metal recycling industry to modify, supplement or replace equipment and facilities at costs which may be substantial. Because the scrap metal recycling industry has the potential for discharge of materials into the environment, a material portion of the capital expenditures by the Company and its subsidiaries is expected to relate, directly or indirectly, to such equipment and facilities. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and regulations, and enforcement policies will require even more significant capital investments in this regard.

     Due to the nature of the scrap metal recycling business, it is possible that inquiries or claims based upon environmental laws may be made in the future by governmental bodies or individuals against the Company and any other scrap metal recycling entities that the Company may acquire. The location of the Company's facilities in large urban areas may increase the risk of scrutiny and claims. The Company is unable to predict whether any such future inquiries or claims will in fact arise or the outcome of such matters. Additionally, it is not possible to predict the total size of all capital expenditures or the amount of any increases in operating costs or other expenses that may be incurred by the Company to comply with the environmental requirements applicable to the Company and its operations, or whether all such cost increases can be passed on to customers through product price increases. Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but that have been found to affect the environment and to create public rights of action for environmental conditions and activities. As is the case with scrap recyclers in general, if damage to persons or the environment has been caused, or is in the future caused, by hazardous materials activities of the Company or its subsidiaries, the Company or its subsidiaries may be fined and held liable for such damage. In addition, the Company and such subsidiaries may be required to remedy such conditions and/or change procedures. Thus, there can be no assurance that potential liabilities, expenditures, fines and penalties associated with environmental laws and regulations will not be imposed on the Company in the future or that such liabilities, expenditures, fines or penalties will not have a material adverse effect on the Company.

     In addition, public interest groups, local citizens, local municipalities and other persons or organizations may have a right to seek relief from court for purported violations of law. In some jurisdictions, recourse to the courts for individuals under common law principles such as trespass or nuisance have been or may be enhanced by legislation providing members of the public with statutory rights of action to protect the environment. In such cases, even if a scrap metals recycling facility is operated in full compliance with applicable laws and regulations, local citizens and other persons and organizations may seek compensation for damages caused by the operation of the facility. In some cases, the operation of scrap metal recycling facilities is subjected to heightened public scrutiny because of residential or other non-industrial property uses that have developed around such facilities. So-called "Not In My Backyard" ("NIMBY") grass roots community opposition to such facilities can materially interfere with such facilities' on-going operations and growth.

SIGNIFICANT POTENTIAL ENVIRONMENTAL LIABILITY

  General

     The Company and its subsidiaries are subject to potential liability and may also be required from time to time to clean up or take certain remediation action with regard to sites currently or formerly used in connection with their operations. Furthermore, the Company and its subsidiaries may be required to pay for all or a portion of the costs of clean up or remediation at sites the Company and its subsidiaries never owned or on which they never operated if they are found to have arranged for transportation, treatment or disposal of pollutants or hazardous substances on or to such sites. The Company and its subsidiaries are also subject to potential liability for environmental damage that their assets or operations may cause nearby landowners, particularly as a result of any contamination of drinking water sources or soil, including damage resulting from conditions existing prior to the acquisition of such assets or operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company, and could materially adversely affect the marketability and price of the Company's stock. Risk factors include the following:

  Incompleteness of Site Investigations

     As part of its pre-transaction "due diligence" investigations, the Company typically hires an environmental consulting firm to conduct transaction screen reviews, or Phase I and/or Phase II site assessments of the sites owned or leased by particular acquisition or merger candidates (the "Pre-Transaction Site Assessments"). However, such Pre-Transaction Site Assessments have not covered (and will not in the future cover) all of the sites owned or leased by the companies which are acquired by or merge with the Company or its subsidiaries. Moreover, such Pre-Transaction Site Assessments which have occurred have not been designed or expected (and will not in the future be designed or expected) to disclose all material contamination that may be present. For example, the Company does not include soil sampling or core borings as a standard part of its Pre-Transaction Site Assessments, even though such sampling and core borings might increase the chances of finding contamination on a particular site. Failure to conduct soil sampling and core borings on a particular site could result in the Company failing to identify a seriously contaminated site prior to an acquisition or merger, and could materially adversely affect the Company.

  Likelihood of Contamination at Some Sites

     Pre-Transaction Site Assessments of the Company's current subsidiaries' sites conducted by independent environmental consulting firms have revealed that some soil, surface water and/or groundwater contamination is likely at certain of such sites, and have recommended that certain additional investigations and remediation be conducted. Based upon its review of these reports, the Company believes that it is likely that contamination exists at certain of its subsidiaries' sites and that it is likely that additional investigation, monitoring and remediation will be required at some of the sites. Also based upon its review of these reports, the Company believes that such contamination is likely to include, but not be limited to: polychlorinated biphenyls (PCBs); total petroleum hydrocarbons; volatile organic compounds (VOCs); antimony; arsenic; cadmium; copper; lead; mercury; silver; zinc; waste oil; toluene; meta- and para-xylenes; baghouse dust; and/or aluminum dross. The ultimate extent of such contamination cannot be stated with any certainty at this point, and there can be no assurance that the cost of remediation will be immaterial. The existence of such contamination could result in federal, state, local or private enforcement or cost recovery actions against the Company, possibly resulting in disruption of Company operations, and substantial fines, penalties, damages, costs and expenses being imposed against the Company and its subsidiaries.

     The Company has supplied its Pre-Transaction Site Assessments to the management of its subsidiaries, who are responsible for reviewing them, examining ongoing operations, and taking any necessary steps to achieve and/or maintain compliance with the environmental laws, including but not limited to any necessary remedial measures or operational changes. The Company expects to require future cash outlays as it incurs the actual costs relating to the remediation of environmental liabilities. No assurance can be provided that such costs will not be significant. The Company and its subsidiaries expect cash flows from operations to provide the funds for environmental capital, operating and remediation expenditures; however, no assurance can be given that such cash flows will be adequate for this purpose.

  Uncertain Costs of Environmental Compliance and Remediation

     It must be emphasized that, as a result of certain factors which impact upon the Company and its subsidiaries' future expenditures to comply with environmental requirements -- such as new local, state and federal laws and regulations; the developing nature of administrative standards promulgated under Superfund and other environmental laws, and changing interpretations of such laws; uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions; the incompleteness of information regarding the condition of certain sites; the lack of standards and information for use in the apportionment of remedial responsibilities; the numerous choices and costs associated with diverse technologies that may be used in remedial actions at such sites; the possible ability to recover indemnification or contribution from third parties; and the time periods over which eventual remediation may occur -- the estimated costs for future environmental compliance (capital expenditures or increases in operating costs or other expenditures) and remediation cannot be accurately predicted and are necessarily imprecise; however, such costs could be material to future quarterly or annual results of operations of the Company. In addition to not being possible to predict the amount or timing of future costs of environmental compliance and remediation, it is not possible to predict whether or not such costs can be passed on to customers through price increases.

  Lack of Environmental Impairment Insurance

     The Company and its subsidiaries do not carry environmental impairment liability insurance. The Company and its subsidiaries operate under general liability insurance policies, which Company management considers to be adequate to protect the Company and its subsidiaries' assets and operations from other risks but which does not cover environmental damage. If the Company and its subsidiaries were to incur significant liability for environmental damage not covered by environmental impairment insurance, or for other claims in excess of its general liability insurance and umbrella coverage, the Company's financial condition could be materially adversely affected.

  Risks Associated With Certain By-Products

     While the majority of the Company's metal products are currently exempt from applicable solid waste regulations, the scrap metal recycling operations of the Company's subsidiaries produce significant amounts of by-products. Heightened environmental risk is associated with certain of these by-products For example, the Company's EMCO subsidiary operates a shredder for which the primary feed materials are automobile hulks and obsolete household appliances. Approximately twenty percent (20%) of the weight of an automobile hulk consists of material (shredder fluff) which remains after the segregation of ferrous and saleable non-ferrous metals. Federal environmental regulations require shredder fluff to pass a toxic leaching test to avoid classification as a hazardous waste. The Company's EMCO subsidiary endeavors to have hazardous contaminants removed from the feed material prior to shredding and as a result the Company believes the shredder fluff generated is properly not considered a hazardous waste. Should the laws, regulations or testing methods change with regard to shredder fluff disposal, the Company and its EMCO subsidiary may incur additional significant expenditures.

  Potential Superfund Liability

     The Company's Reserve subsidiary has received a notice from the United States Environmental Protection Agency (the "EPA") that Reserve and numerous other parties are considered potentially responsible parties (a "PRP") and may be obligated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund" or "CERCLA") to pay a portion of the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at the Standard Scrap Metal/Chicago International Exporting Removal Action Site. Superfund may impose joint and several liability for the costs of remedial investigations and actions on the entities that arranged for disposal of certain wastes, the waste transporters that selected the disposal sites, and the owners and operators of such sites. Responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal, or ownership of the disposal site. Based upon its analysis of the situation, the management of Reserve currently does not expect such potential liability to be in excess of $100,000.

  Unregistered Storage Tanks

     Underground storage tanks (UST's) exist at several of the Company's subsidiaries' sites. UST's are subject to various federal, state and local laws on their operation. In the event a release of regulated product has occurred, the Company may incur significant costs to investigate and remediate the release.

     Environmental consultants to the Company have reported that an underground storage tank (UST) located at one of the Company's EMCO subsidiary's yards had not been reported to the Arizona environmental authorities as required by law. EMCO, as the lessee, reported the matter to the owner of the property, and believes that such report is the extent of its obligations with respect to this matter. However, there can be no assurance that any failure of the owner to report will not result in liability or the assessment of penalties against the Company or EMCO. Environmental consultants to the Company have also reported that an above-ground storage tank at the Company's HouTex subsidiary is required to be registered but is not yet registered.

  Employee Health and Safety Issues

     The Company and its subsidiaries are regulated by federal, state and local agencies responsible for employee health and safety, including OSHA. A total of two accidental deaths of, and one serious accidental injury to, employees have occurred at the Company's HouTex and Reserve subsidiaries during the past three years. Reserve has been fined by OSHA in regard to such incidents. HouTex has also been cited and fined by OSHA for alleged failure to establish energy control procedures and employee training in regard to mobile shearing equipment. No assurance can be given that potential liabilities of the Company or its subsidiaries in regard to such death and injuries, or in regard to any future deaths of or injuries to employees of the Company's subsidiaries, will not be material.

  Recommendations of Environmental Consultants

     Environmental consultants to the Company have recommended that a variety of remedial actions be undertaken in regard to its subsidiaries, including: the sampling of soil, surface and ground water at its various facilities; the remediation of any existing contamination under applicable regulations; the development of Spill Prevention Control and Countermeasure Plans ("SPCC"); the completion of certain actions in regard to Storm Water Pollution Prevention Plans; the timely completion and/or filing of certain annual reports and summaries required by governmental agencies; the completion of Oil Discharge and Response Plans; and the remediation of certain materials suspected of containing asbestos. If these recommendations were to be not followed by the Company and its subsidiaries for an indefinite period of time, one or more of the sites might, potentially, be subject to a governmental enforcement action, the imposition of fines, penalties and damages, and/or require remediation at some future time at a cost which the Company cannot guarantee would not be material.

  Compliance History

     The Company's subsidiaries have, in the past, been found not to be in compliance with certain environmental laws and regulations, and have incurred fines associated with such violations which have not been material in amount. The Company's subsidiaries have also paid a portion of the costs of certain remediation actions at certain sites. No assurance can be given that additional compliance issues and liabilities will not occur in the future, or that the fines, penalties, damages and expenses might not be material.

EFFECT OF ANTITAKEOVER PROVISIONS OF DELAWARE LAW, THE COMPANY'S CHARTER DOCUMENTS AND EMPLOYMENT AGREEMENTS

     The Company is a corporation governed by the laws of the state of Delaware. Certain provisions of Delaware law and the charter documents of the Company may have the effect of delaying, deferring or preventing changes in control or management of the Company. Specifically, the Company's Board of Directors may issue shares of Preferred Stock without stockholder approval on such terms as the Board may determine. The rights of the holders of Common Stock of the Company are subject to, and may be adversely affected by, the rights of any Preferred Stock that may be issued in the future. The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law, which has the effect of making changes in control of a company more difficult. The Company entered into employment agreements with Gerard M. Jacobs, T. Benjamin Jennings and George O. Moorehead. Such agreements provide for certain payments to be made to such persons in the event of a change of control of the Company. The effects of the antitakeover protections of Delaware corporate law, the Company charter documents and these employment agreements could be to make it more difficult for a third party to acquire, or could discourage a third party from acquiring, a majority of the outstanding stock of Company.

     The Cozzi merger, if consummated, contemplates a shareholder agreement among Messrs. Jacobs, Jennings and the Cozzi shareholders which could discourage a third party from acquiring a majority of the outstanding common stock of the Company. Upon closing of the Cozzi merger, the Company expects to enter into employment agreements with Albert, Frank and Greg Cozzi as well as new employment agreements with Gerard M. Jacobs and T. Benjamin Jennings. Prior to the closing, the Cozzi merger agreement forbids the Company from initiating discussions or negotiations with third parties or responding to solicitations by third persons relating to any merger, sale or other disposition of any substantial part of the Company's assets, without an approval from Cozzi.

RECENT ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, entitled "EARNINGS PER SHARE" ("SFAS No. 128"), in February 1997. The Company is required to adopt the provisions of SFAS No. 128 for its year ended March 31, 1998. Initial adoption of this standard is not expected to have a material impact on the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) The Consolidated Balance Sheets as of October 31, 1995 and March 31, 1997, and the Consolidated Statements of Income, and of Stockholders' Equity and of Cash Flows for the years ended October 31, 1994 and 1995, the five months ended March 31, 1996, and the year ended March 31, 1997 and the Notes to the Consolidated Financial Statements are included by reference to Part IV Item 14 of this Form 10-K.

     (b) Selected Quarterly Financial Data (Unaudited) is set forth in Note 18 to the Consolidated Financial Statements referred to in Item 8(a) above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file its definitive proxy statement pursuant to Rule 14a-3 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information set forth under the caption "Directors and Executive Officers" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 13.. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Form 10-K.

                                                                  PAGE
                                                                  ----
    (1) Financial Statements
    Report of Independent Public Accountants....................  F-1
    Consolidated Statements of Income for the years ended
      October 31, 1994 and 1995, the five months ended March 31,
      1996, and the year ended March 31, 1997...................  F-2
    Consolidated Balance Sheets for the years ended October 31,
      1995 and March 31, 1997...................................  F-3
    Consolidated Statements of Cash Flows for the years ended
      October 31, 1994 and 1995, the five months ended March 31,
      1996, and the year ended March 31, 1997...................  F-4
    Consolidated Statements of Stockholders' Equity for the
      years ended October 31, 1994 and 1995, the five months
      ended March 31, 1996, and the year ended March 31, 1997...  F-5
    Notes to Consolidated Financial Statements..................  F-6
    (2) Schedule II -- Valuation and Qualifying Accounts........  F-25

     All other schedules have been omitted because the required information is not significant or is not applicable.

(b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the fourth quarter of fiscal 1997:

     (1) The Company filed a Form 8-K on January 15, 1997, dated January 1, 1997, disclosing the terms of the acquisition of the MacLeod Companies.

     (2) The Company filed a Form 8-K on January 22, 1997, dated January 7, 1997, disclosing the terms of the acquisition of HouTex Metals Company, Inc.

     (3) The Company filed an Amendment Number 1 on Form 8-K on March 17, 1997, dated January 1, 1997, and Amendment Number 2 on Form 8-K on April 26, 1997, dated January 1, 1997, to provide interim financial statements and pro forma financial information relating to the acquisition of the MacLeod Companies.

     (4) The Company filed an Amendment Number 1 on Form 8-K on March 17, 1997, dated January 7, 1997, and Amendment Number 2 on Form 8-K on April 26, 1997, dated January 7, 1997, to provide interim financial statements and pro forma financial information relating to the acquisition of the HouTex Metals Company, Inc.

(c) Exhibits

     See Exhibit Index

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    METAL MANAGEMENT, INC.

                                    By:

                                       -----------------------------------------
                                       Gerard M. Jacobs
                                        Director, President and Chief Executive
                                        Officer

                                    By:

                                       -----------------------------------------
                                       T. Benjamin Jennings
                                       Director, Chairman of the Board and Chief
                                        Development Officer

                                    Date: June 19, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                DATE                                           SIGNATURE AND TITLE
                ----                                           -------------------
           June 19, 1997                By:
                                        ----------------------------------------------------------------
                                            Gerard M. Jacobs
                                            Director, President and Chief Executive Officer

           June 19, 1997                By:
                                        ----------------------------------------------------------------
                                            T. Benjamin Jennings
                                            Director, Chairman of the Board and Chief Development Officer

           June 19, 1997                By:
                                        ----------------------------------------------------------------
                                            Robert C. Larry
                                            Vice President of Finance and Chief Financial Officer
                                            (Principal Financial Officer)

           June 19, 1997                By:
                                        ----------------------------------------------------------------
                                            Xavier Hermosillo
                                            Director

           June 19, 1997                By:
                                        ----------------------------------------------------------------
                                            Paul D. Joseph
                                            Director and President of Reserve

           June 19, 1997                By:
                                        ----------------------------------------------------------------
                                            Ian MacLeod
                                            Director

                DATE                                           SIGNATURE AND TITLE
                ----                                           -------------------
           June 19, 1997                By:
                                        ------------------------------------------------------------
                                        Mike Melnik
                                        Director and President of HouTex
           June 19, 1997                By:
                                        ----------------------------------------------------------------
                                            Donald F. Moorehead, Jr.
                                            Director
           June 19, 1997                By:
                                        ----------------------------------------------------------------
                                            George O. Moorehead
                                            Director, Executive Vice President and President of EMCO
           June 19, 1997                By:
                                        ----------------------------------------------------------------
                                            Harold Rubenstein
                                            Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Metal Management, Inc.
  (formerly General Parametrics Corporation)

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Metal Management, Inc. (formerly General Parametrics Corporation) and its subsidiaries at March 31, 1997 and October 31, 1995, and the results of their operations and their cash flows for the year ended March 31, 1997, the five months ended March 31, 1996 and for each of the two years in the period ended October 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Chicago, Illinois
May 21, 1997, except as to Notes 16 and 17, which are as of June 19, 1997

                             METAL MANAGEMENT INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                YEAR ENDED     YEAR ENDED     FIVE MONTHS ENDED    YEAR ENDED
                                                OCTOBER 31,    OCTOBER 31,        MARCH 31,        MARCH 31,
                                                   1994           1995              1996              1997
                                                -----------    -----------    -----------------    ----------

Net sales...................................       $    0        $     0           $    0           $65,196
Cost of sales...............................            0              0                0            58,324
                                                   ------        -------          -------           -------
Gross profit................................            0              0                0             6,872
Operating expenses:
  General and administrative................            0              0              210             6,174
  Depreciation and amortization.............            0              0                0             2,282
                                                   ------        -------          -------           -------
Total operating expenses....................            0              0              210             8,456
                                                   ------        -------          -------           -------
Operating loss from continuing operations...            0              0             (210)           (1,584)
Interest expense............................            0              0                0            (1,449)
Interest income.............................          229            312              142               222
Other financing costs.......................            0              0                0              (166)
Other income................................            0              0                0               125
                                                   ------        -------          -------           -------
Income (loss) from continuing operations
  before income taxes and discontinued
  operations................................          229            312              (68)           (2,852)
Provision (benefit) for income taxes........            1             51              (52)             (842)
                                                   ------        -------          -------           -------
Income (loss) from continuing operations....          228            261              (16)           (2,010)
Discontinued operations (Note 3):
  Gain on sale of assets on former product
     lines of GPAR, net of income tax
     benefit................................            0              0                0               502
Income (loss) from operations of former
  product lines of GPAR, net of income tax
  provision (benefit).......................         (440)        (2,698)              22               345
                                                   ------        -------          -------           -------
Net income (loss)...........................       $ (212)       $(2,437)          $    6           $(1,163)
                                                 ========       ========      ==============       ========
Earnings (loss) per share for:
  Continuing operations.....................       $ 0.04        $  0.05           $ 0.00           $ (0.22)
  Gain on sale of discontinued operations...       $ 0.00        $  0.00           $ 0.00           $  0.05
  Income (loss) from discontinued
     operations.............................       $(0.08)       $ (0.53)          $ 0.00           $  0.04
  Net income (loss).........................       $(0.04)       $ (0.48)          $ 0.00           $ (0.13)
Dividends declared per share of common
  stock.....................................       $  .24        $   .18           $  .00           $   .00
Weighted average common shares
  outstanding...............................        5,098          5,125            5,299             9,106

          See accompanying notes to Consolidated Financial Statements.

                             METAL MANAGEMENT INC.
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                OCTOBER 31,    MARCH 31,
                                                                   1995          1997
                                                                -----------    ---------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................      $ 3,032       $ 5,718
  Marketable securities.....................................        3,246            14
  Accounts receivable, net..................................        1,599         9,560
  Notes receivable from related parties.....................            0           406
  Inventories...............................................        1,718         8,415
  Prepaid expenses and other assets.........................          362         1,491
  Current deferred taxes....................................            0           104
                                                                  -------       -------
       Total current assets.................................        9,957        25,708
Marketable securities.......................................          115             0
Property and equipment, net.................................           58        20,208
Goodwill and other intangibles, net.........................            0        23,484
Long-term notes receivable from related parties.............            0           300
Restricted cash.............................................            0           184
Other assets................................................            0           241
                                                                  -------       -------
       Total assets.........................................      $10,130       $70,125
                                                                 ========       =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Operating line of credit..................................      $     0       $ 7,887
  Accounts payable..........................................          331         5,246
  Other accrued liabilities.................................          485         2,746
  Current portion of notes payable to related parties.......            0        12,575
  Current portion of long-term debt.........................            0        10,809
                                                                  -------       -------
       Total current liabilities............................          816        39,263
Long-term notes payable to related parties, less current
  portion...................................................            0         1,430
Long-term debt, less current portion........................            0         3,740
Deferred taxes..............................................            0         1,411
Other liabilities...........................................            0         1,133
                                                                  -------       -------
       Total liabilities....................................          816        46,977
Commitments and contingencies (Note 13)
Stockholders' equity:
  Preferred Stock, $.01 par value -- 2,000,000 shares
     authorized; none outstanding...........................            0             0
Common Stock, $.01 par value -- 40,000,000 shares
  authorized; 10,154,740 issued and outstanding.............           52           102
Warrants, 2,015,038 issued and outstanding..................            0         1,351
Additional paid-in-capital..................................        3,038        16,628
Retained earnings...........................................        6,224         5,067
                                                                  -------       -------
       Total stockholders' equity...........................        9,314        23,148
                                                                  -------       -------
     Total liabilities and stockholders' equity.............      $10,130       $70,125
                                                                 ========       =======

          See accompanying notes to Consolidated Financial Statements.

                             METAL MANAGEMENT INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 YEAR ENDED     YEAR ENDED     FIVE MONTHS ENDED    YEAR ENDED
                                                 OCTOBER 31,    OCTOBER 31,        MARCH 31,         MARCH 31,
                                                    1994           1995              1996              1997
                                                 -----------    -----------    -----------------    ----------
Cash flows from continuing operations:
Net income (loss) from continuing
  operations.................................      $   228        $  261            $  (16)           $(2,010)
Adjustments to reconcile net income (loss)
  from continuing operations to cash flows
  from continuing operations:
    Depreciation and amortization............            0             0                 0              2,273
    Gain on sale of assets...................            0             0                 0                (19)
    Deferred income taxes....................            0             0                 0               (733)
    Other....................................            0             0                 0                273
  Changes in assets and liabilities, net of
    acquisitions:
    Accounts and notes receivable............            0             0                 0             (1,413)
    Inventories..............................            0             0                 0                 42
    Accounts payable.........................            0             0                 0             (1,099)
    Other....................................            0             0                 0                938
                                                   -------        ------           -------            -------
Cash flows from continuing operations........          228           261               (16)            (1,748)
Cash flows provided (used) by investing
  activities:
  Marketable securities matured..............        1,959         1,524               637              2,794
  Marketable securities purchased............       (1,652)          (33)                0                  0
  Purchases of property and equipment........            0             0                 0             (3,209)
  Acquisitions, net of cash acquired.........            0             0                 0             (2,545)
  Proceeds from sale of assets...............            0             0                 0                 67
                                                   -------        ------           -------            -------
Net cash provided (used) by investing
  activities.................................          307         1,491               637             (2,893)
Cash flows provided (used) by financing
  activities:
  Net payments on lines-of-credit............            0             0                 0               (926)
  Issuances of long-term debt................            0             0                 0              7,806
  Repayments of long-term debt...............            0             0                 0             (2,699)
  Issuances of common stock..................           68           276               288                317
  Payment of cash dividends..................       (1,220)         (920)                0                  0
                                                   -------        ------           -------            -------
Net cash provided (used) by financing
  activities.................................       (1,152)         (644)              288              4,498
                                                   -------        ------           -------            -------
Cash flows from discontinued operations, net
  of divestiture proceeds....................          363         1,285              (831)             2,751
Net increase (decrease) in cash and cash
  equivalents................................         (254)        2,393                78              2,608
Cash and cash equivalents at beginning of
  period.....................................          893           639             3,032              3,110
                                                   -------        ------           -------            -------
Cash and cash equivalents at end of period...      $   639        $3,032            $3,110            $ 5,718
                                                   =======        ======           =======            =======

          See accompanying notes to Consolidated Financial Statements.

                             METAL MANAGEMENT INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (in thousands, except shares)

                                                   COMMON    ADDITIONAL
                                                   STOCK      PAID-IN-                 RETAINED    STOCKHOLDERS'
                                       SHARES      AMOUNT     CAPITAL      WARRANTS    EARNINGS       EQUITY
                                       ------      ------    ----------    --------    --------    -------------
Balance at October 31, 1993......     5,067,389     $ 51      $ 2,695       $    0     $11,013        $13,759
Common Stock issued under
  Employee Stock Purchase Plan...        21,002        0           41            0           0             41
Common Stock issued upon exercise
  of options.....................         7,200        0           22            0           0             22
Common Stock issued under
  Executive Bonus Plan...........         2,300        0            5            0           0              5
Payment of cash dividends........             0        0            0            0      (1,220)        (1,220)
Net loss.........................             0        0            0            0        (212)          (212)
                                     ----------     ----      -------       ------     -------        -------
Balance at October 31, 1994......     5,097,891       51        2,763            0       9,581         12,395
Common Stock issued upon exercise
  of options.....................        92,000        1          244            0           0            245
Common Stock issued under
  Employee Stock Purchase Plan...        24,927        0           31            0           0             31
Payment of cash dividends........             0        0            0            0        (920)          (920)
Net loss.........................             0        0            0            0      (2,437)        (2,437)
                                     ----------     ----      -------       ------     -------        -------
Balance at October 31, 1995......     5,214,818       52        3,038            0       6,224          9,314
Common Stock issued upon exercise
  of options.....................       108,636        1          271            0           0            272
Common Stock issued under
  Employee Stock Purchase Plan...        11,199        0           16            0           0             16
Net income.......................             0        0            0            0           6              6
                                     ----------     ----      -------       ------     -------        -------
Balance at March 31, 1996........     5,334,653       53        3,325            0       6,230          9,608
Common Stock and warrants issued
  for acquisitions...............     4,700,000       47       12,759        1,048           0         13,854
Common Stock issued upon exercise
  of options.....................       103,850        2          281            0           0            283
Common Stock issued under
  Employee Stock Purchase Plan...        16,237        0           34            0           0             34
Other issuances of stock options
  and warrants...................             0        0          122          303           0            425
Tax benefit on stock options
  exercised......................             0        0          107            0           0            107
Net loss.........................             0        0            0            0      (1,163)        (1,163)
                                     ----------     ----      -------       ------     -------        -------
Balance at March 31, 1997........    10,154,740     $102      $16,628       $1,351     $ 5,067        $23,148
                                     ==========     ====      =======       ======     =======        =======

          See accompanying notes to Consolidated Financial Statements.

                             METAL MANAGEMENT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES

  Description of business

     Metal Management Inc., (herein referred to as "Company" or "MTLM"), formerly General Parametrics Corporation ("GPAR"), a Delaware corporation, and its wholly-owned subsidiaries are engaged in the business of dismantling, processing, marketing, brokering and recycling both ferrous and non-ferrous metals. These services are provided through MTLM's seventeen recycling centers located in Arizona, California and Texas. Upon completion of the pending acquisitions (see Note 2 -- Acquisitions and Mergers), MTLM will operate an additional eighteen recycling centers in Arizona, Illinois, Indiana, Mississippi, Ohio, Pennsylvania, Tennessee and Texas.

     Previously, the Company was engaged in the business of designing, manufacturing and marketing color printers and related color printer consumable products (see Note 3 -- Discontinued Operations).

  Change of company name and fiscal year

     On April 9, 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to change the name of the Company from General Parametrics Corporation to Metal Management, Inc. Effective April 15, 1996, the Company formally changed its Nasdaq stock symbol to "MTLM".

     On April 25, 1996, the Board of Directors of the Company approved a change in the Company's fiscal year end from October 31 to March 31, effective April 1, 1996.

  Basis of presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts, transactions and profits have been eliminated in consolidation.

  Uses of estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

  Cash equivalents

     Highly liquid investments with original maturities of three months or less are classified as cash equivalents. Restricted cash represents funds on deposit with an outside lender related to outstanding borrowings. These funds are not legally restricted from withdrawal.

  Accounts receivable

     Accounts receivable represents amounts due from customers on product sales. A reserve for tonnage variances of $101,000 has been provided at March 31, 1997 to account for allowances in scrap metal shipment weights which are settled on a quarterly basis. A reserve for uncollectible accounts of $414,000 related to sales of color printers and related products was provided at October 31, 1995.

  Property and equipment

     Property and equipment are recorded at cost less accumulated depreciation. Major renewals and improvements are capitalized while repairs and maintenance are expensed as incurred. Property, plant and equipment acquired in purchase transactions are recorded at its estimated fair value at the time of the acquisition. Depreciation is computed using the straight-line method over estimated useful lives of 29 to 39 years for buildings and improvements, 3 to 15 years for operating machinery, equipment, furniture and fixtures and 3 to 7 years for automobiles and trucks. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in results of operations.

  Goodwill and other intangible assets

     Goodwill represents the excess of consideration paid for companies acquired in purchase transactions over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over a period of 40 years. Non-compete agreements are amortized on a straight-line basis over a period of 10 years. Other intangible assets are amortized on a straight-line basis over the lesser of their legal or estimated useful lives. The following items comprised the balance at March 31, 1997 (in thousands):

Goodwill....................................................  $21,653
Non-compete agreements......................................    1,403
Deferred financing and acquisition charges..................      956
Other intangibles...........................................       23
                                                              -------
                                                               24,035
Less -- accumulated amortization............................     (551)
                                                              -------
                                                              $23,484
                                                              =======

     Amortization expense for the year ended March 31, 1997 was $551,000. The ongoing value and remaining useful life of goodwill and intangible assets are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable.

  Revenue recognition

     The Company recognizes revenue when title passes to the customer, which generally occurs at the time of shipment.

  Income taxes

     The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Income tax benefits related to non-qualified stock option exercises are credited to additional paid-in-capital when recognized.

  Financial instruments

     The carrying values of financial instruments including cash and cash equivalents, accounts receivable, notes receivable from related parties and accounts payable approximate the related fair values because of the relatively short maturity of these instruments. The carrying values of line of credit borrowings, notes payable to related parties and long-term debt, including the current portion, approximate the related fair values as the stated interest rates approximate market rates. The Company does not enter into futures contracts to hedge the effect of commodity prices.

  Major customers and concentration of credit risk

     13 customers represented 37% of revenues for the year ended March 31, 1997. These customers comprised approximately 53% of accounts receivable at March 31, 1997. The Company's largest customer accounted for 9% of revenues and 22% of accounts receivable for the year ended March 31, 1997.

     Financial instruments that potentially subject the Company to significant concentration of credit risk are primarily trade accounts receivable. The Company sells its products primarily to scrap metal brokers and mills located in the United States. Generally, the Company does not require collateral or other security to support customer receivables. Historically, the Company's wholly-owned subsidiaries have not experienced material losses from the noncollection of receivables.

  Reclassifications

     Certain prior year financial information has been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the previously reported consolidated balance sheet, results of operations or cash flows of the Company.

  Income (loss) per common share

     Income (loss) per share is based upon weighted average common shares outstanding and common stock equivalents, when dilutive. Common stock equivalents are determined assuming the exercise of all dilutive stock options and warrants adjusted for the assumed repurchase of common stock, at the average market price, from the exercise proceeds. Due to the net loss for the years ended October 31, 1994, October 31, 1995 and March 31, 1997, common stock equivalents were not added to weighted average common shares outstanding as the result would have been antidilutive. For the five months ended March 31, 1996, the dilutive effect of common stock equivalents was immaterial and they were therefore not added to weighted average shares outstanding.

     The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaces primary earnings per share with basic earnings per share, which excludes dilution, and requires presentation of both basic and diluted earnings per share on the face of the income statement. Diluted earnings per share is computed similarly to the current fully diluted earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share data presented. The adoption of this statement is not expected to materially impact the Company's earnings per share computations.

  Impairment of long-lived assets

     Effective April 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 is applicable for most long-lived assets, identifiable intangibles and goodwill related to those assets. Management has determined that long-lived assets are fairly stated in the accompanying balance sheets, and that no indicators of impairment are present.

NOTE 2 -- ACQUISITIONS AND MERGERS

  Transactions during fiscal 1997

     The Company merged with EMCO Recycling Corp. ("EMCO"), headquartered in Phoenix, Arizona, and acquired The MacLeod Companies ("MacLeod"), headquartered in Los Angeles, California and

HouTex Metals Company, Inc. ("HouTex"), headquartered in Houston, Texas. The purchase consideration for each of the transactions as of March 31, 1997 was as follows (in thousands, except shares and warrants):

                                          EMCO            MACLEOD           HOUTEX          TOTAL
                                          ----            -------           ------          -----
Date of acquisition................  April 11, 1996   January 1, 1997   January 7, 1997
Shares of restricted MTLM common
  stock issued.....................       3,500,000           725,000           475,000   4,700,000
Warrants issued for MTLM common
  stock............................       1,000,000           175,000           310,000   1,485,000
Cash paid, including transaction
  costs............................         $ 2,219           $ 1,119           $ 1,121     $ 4,459
Value of MTLM common stock
  issued...........................           8,807             2,330             1,669      12,806
Value of MTLM warrants issued......             316               137               596       1,049
Promissory notes issued............               0             6,600             6,655      13,255
Other liabilities incurred.........           1,403                 0                 0       1,403
                                     --------------   ---------------   ---------------   ---------
     Total purchase
       consideration...............         $12,745           $10,186           $10,041     $32,972
                                     ==============   ===============   ===============   =========

     In connection with the above transactions, the Company also acquired certain real property utilized in the scrap metal business. In connection with the EMCO merger, the Company acquired certain real property which was indirectly owned by one of the former principal owners of EMCO for $1.1 million ($150,000 in cash and $950,000 in 9% notes payable due in three years, see Note 8 -- Notes Receivable/Payable to Related Parties and Note 14 -- Related Party Transactions). In connection with the MacLeod acquisition, the Company acquired certain real property on which the principal MacLeod operations are performed, for $3.5 million ($500,000 in cash and $3.0 million in 8% mortgage notes payable to an unrelated third party due on May 31, 1997, see Note 9 -- Long term Debt and Leases).

     The above transactions have been accounted for by the purchase method of accounting and the results of the operations of the acquired companies have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of $9.8 million, $5.6 million and, $6.2 million for EMCO, MacLeod and HouTex, respectively, as of March 31, 1997.

  Transactions subsequent to year-end

     On May 1, 1997, the Company acquired Reserve Iron & Metal L.P. ("Reserve"), headquartered in Cleveland, Ohio. The acquisition of Reserve resulted in the issuance of $5.9 million in cash, $1.5 million in promissory notes, warrants to purchase up to 1.4 million shares of common stock and the assumption of debt. Excess purchase price over net assets acquired will be approximately $4.5 million. The Company made arrangements with Reserve's lender to provide for the existing loans to remain in place without changes to terms and conditions of the credit agreement. The warrants have varying vesting provisions, and their effective exercise prices will depend in part upon the resolution of specified potential liabilities referred to in the following paragraph. The Company entered into ten-year employment agreements with certain former shareholders of Reserve and also entered into employment agreements with certain key employees of Reserve for which warrants to purchase an aggregate of up to 175,000 shares of common stock of the Company was issued.

     The Company agreed, in principle, with certain of the sellers of Reserve to amend the Purchase Agreement. Among other matters, certain of the sellers of Reserve (the "Indemnifying Parties") have agreed to indemnify the Company and its affiliates against a significant portion of specified potential liabilities. As is customary with certain types of potential liabilities, Reserve's insurance carriers have accepted the defense of Reserve, but have done so subject to reserving their respective rights to deny coverage under certain circumstances. Assuming, for hypothetical purposes, that insurance coverage would not be available or would be inadequate, such potential liabilities, were they to become actual liabilities, could be significant. Any amounts payable by the Indemnifying Parties will be funded by reducing the purchase price note owed by the

Company and/or by increasing the exercise price on warrants issued to such Indemnifying Parties as part of the original terms of the Purchase Agreement and the ten-year employment agreements, respectively. With reference to these certain potential liabilities, Reserve has advised the Company it believes it has adequate insurance coverage and has denied any liability for these potential liabilities. There can be no assurance, however, that Reserve will not suffer actual liability or that it will have adequate insurance to cover the liability.

  Pro forma financial information (unaudited)

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, MacLeod, HouTex and Reserve as if the acquisitions had occurred on April 1, 1996. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in basis of fixed assets, additional amortization expense as a result of goodwill and interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on April 1, 1996 (in thousands, except share data).

                                                                UNAUDITED
                                                                YEAR ENDED
                                                              MARCH 31, 1997
                                                              --------------
Net sales...................................................     $222,090
Net loss from continuing operations.........................     $ (4,038)
Net loss per share from continuing operations...............     $   (.40)

                                                                UNAUDITED
                                                              MARCH 31, 1997
                                                              --------------
ASSETS
Current assets..............................................     $ 58,970
Property & equipment, net...................................       31,043
Other assets................................................        1,556
Goodwill....................................................       27,499
                                                                 --------
            Total assets....................................     $119,068
                                                                 ========
LIABILITIES & EQUITY
Current liabilities.........................................     $ 56,609
Non-current liabilities.....................................       33,823
Stockholder's equity........................................       28,636
                                                                 --------
     Total liabilities and equity...........................     $119,068
                                                                 ========

     See Note 16 -- Subsequent Events -- Financing Transactions.

  Pending acquisitions

     On May 16, 1997, the Company signed a definitive agreement to merge Cozzi Iron & Metal, Inc. ("Cozzi"), headquartered in Chicago, Illinois with and into a subsidiary of the Company. Cozzi will be the surviving entity. The closing of the Cozzi merger is subject to shareholder and government approvals and is also subject to certain other conditions precedent. At the closing of this merger, the shareholders of Cozzi will likely receive 11.5 million shares of the Company's common stock, 1.5 million warrants to purchase common stock, and $6.0 million in cash. Further, at the effective time of the merger, the Company intends to appoint Albert A. Cozzi as President and the Chief Operating Officer of the Company. T. Benjamin Jennings will remain Chairman of the Board and Chief Development Officer, and Gerard M. Jacobs will remain the Chief Executive Officer of the Company. Contemporaneous with closing, Albert A. and Frank J. Cozzi, as well as T. Benjamin Jennings and Gerard M. Jacobs, anticipate entering into five-year employment agreements with the Company. In addition, Albert A., Frank J. and Gregory P. Cozzi and T. Benjamin Jennings and Gerard M. Jacobs intend to enter into a ten-year stockholder agreement to, among other things, vote their respective shares in a common fashion in regard to elections of directors and officers and in certain other circumstances.

     On March 18, 1997, the Company signed a binding Letter of Intent to acquire Proler Southwest Inc., and Proler Steelworks LLC ("Proler"). Proler Southwest Inc. and Proler Steelworks LLC have operations in Houston, Texas and Jackson, Mississippi, respectively. The transaction is expected to be effected by the Company acquiring all of the equity interests in Proler Southwest Inc., and Proler Steelworks LLC in exchange for $15.0 million in cash, a $2.0 million promissory note, 1.75 million shares of common stock of the Company and warrants to purchase 375,000 shares of common stock.

NOTE 3 -- DISCONTINUED OPERATIONS

     In October 1995, the Company elected to discontinue a portion of its electronic presentation products, including the VideoShow, VideoShow PRESENTER and related products and recorded restructuring costs of $1.44 million. Also in October 1995, the Company recorded a $716,000 special charge for the repositioning of its color printer products. These costs are reflected in discontinued operations. The charges were comprised of: writedowns of discontinued ($530,000) and slow-moving ($395,000) inventory, write-offs of capitalized software development costs for discontinued products ($524,000) and color printers ($321,000), write-off of fixed assets ($203,000) associated with the manufacture of discontinued products and a reserve of $180,000 for lease costs related to excess facilities to be vacated and sub-leased.

     During the first quarter of fiscal 1997, management made the decision to exit the Spectra*Star printer and consumables business and the VideoShow and related products lines. In accordance with Accounting Principles Board (APB) Opinion Number 30, the Company's consolidated statements of operations present the operating results of discontinued operations separately from continuing operations. Prior periods have been restated to conform with this presentation.

     On July 16, 1996, Mannesmann Tally ("Tally") acquired the Spectra*Star inventory and related production equipment for approximately $1.3 million in cash and other contingent consideration in the form of royalties on future revenues from the sale of Spectra*Star printers and related consumables by Tally. The company recognized an after-tax gain of $502,000 (after transaction related expenses) on the disposition of the assets, including $351,000 of royalties.

     The VideoShow business was sold in the third quarter of fiscal 1997 for consideration in the form of royalties on future revenues from the sale of VideoShow products. Future royalties are not expected to be material to the Company. The after-tax gain on the disposition of these assets was not considered material to the Company.

     Net revenues recognized for the discontinued operations were $12.3 million, $9.5 million, $3.1 million and $2.3 million for the years ended October 31, 1994 and 1995, the five months ended March 31, 1996 and the year ended March 31, 1997, respectively. Additional consideration from royalty income will be recorded as earned and will be reported as adjustments to the gain on sale of discontinued operations.

     Income tax provisions (benefits) for the discontinued operations were ($389,000), ($551,000), $52,000, and ($307,000) for the years ended October 31,
1994 and 1995, the five months ended March 31, 1996 and the year ended March 31, 1997, respectively. Income tax benefit for the gain on sale of assets of Spectra*Star was $15,000 for the year ended March 31, 1997.

NOTE 4 -- MARKETABLE SECURITIES

     Marketable securities are stated at cost, which approximates market value. Marketable securities maturing within one year are classified as current assets. The Company's marketable securities are classified as "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which the Company adopted in fiscal 1995. There was no material impact on the

Company's financial position or results of operations as a result of the adoption of this standard. Marketable securities consist of the following (in thousands):

                                                           OCTOBER 31,   MARCH 31,
                                                              1995         1997
                                                           -----------   ---------
Municipal Bonds and Obligations..........................    $2,253         $ 0
Corporate Notes, Bonds and Obligations...................     1,108          14
                                                             ------         ---
                                                             $3,361         $14
                                                             ======         ===

NOTE 5 -- INVENTORIES

     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method.

  Discontinued operations

     During the year ended October 31, 1995, a $925,000 charge was recorded to write-off certain discontinued inventory items. Net inventories consisted of the following at October 31, 1995 (in thousands):

Raw materials...............................................  $  534
Work-in-process.............................................     111
Finished goods..............................................   1,073
                                                              ------
                                                              $1,718
                                                              ======

  Continuing operations

     Inventories consist of the following at March 31, 1997 (in thousands):

Ferrous metals..............................................  $2,707
Non-ferrous metals..........................................   4,754
Other.......................................................     954
                                                              ------
                                                              $8,415
                                                              ======

NOTE 6 -- PROPERTY AND EQUIPMENT

     The cost and accumulated depreciation of property and equipment are as follows (in thousands):

                                                        DISCONTINUED        CONTINUING
                                                         OPERATIONS         OPERATIONS
                                                      OCTOBER 31, 1995    MARCH 31, 1997
                                                      ----------------    --------------
Land and improvements.............................        $     0            $ 5,759
Buildings and improvements........................             77              1,577
Operating machinery and equipment.................          2,936              8,799
Automobiles and trucks............................              0              2,550
Furniture and fixtures............................              0              3,221
                                                          -------            -------
                                                            3,013             21,906
Less -- accumulated depreciation..................         (2,955)            (1,698)
                                                          -------            -------
                                                          $    58            $20,208
                                                          =======            =======

     Depreciation expense for property and equipment of continuing operations was $1.73 million for the year ended March 31, 1997.

NOTE 7 -- LINES OF CREDIT

     The Company and its wholly-owned subsidiaries have various revolving lines of credit with commercial lenders which provide for revolving credit at interest rates that range from 0% to 1.75% in excess of the lenders' prime rates. The Company's ability to borrow under the lines of credit is based primarily on its accounts receivable and inventory balances. As of March 31, 1997, the Company had fully drawn predominately all of the availability under the lines of credit. The lines expire at various dates through August 1998. The Company is in compliance with all covenants under the various lines of credit. One of the revolving lines of credit requires an annual fee of .5% of the amount of the line.

     The weighted average interest rate on the borrowings outstanding at March 31, 1997 was 9.59%. Average borrowings under the various lines of credit during fiscal 1997 were approximately $4.7 million. During fiscal 1997, amounts outstanding under the various lines of credit ranged from $2.5 million to $7.9 million.

     See Note 16 -- Subsequent Events -- Financing Transactions

NOTE 8 -- NOTES RECEIVABLE/PAYABLE TO RELATED PARTIES

     Notes receivable/payable to related parties consists of the following at March 31, 1997 (in thousands):

Notes receivable:
8% Notes receivable from Mike and Zalman Melnik, repaid as
  due with accrued interest on April 30, 1997...............         406
9% Notes receivable from Ellis Metals, due with monthly
  interest, principal due on April 11, 2006.................         300
                                                                --------
                                                                     706
Less: current portion.......................................        (406)
                                                                --------
Long-term notes receivable from related parties.............    $    300
                                                                ========
Notes payable:
8% Notes payable to Ian MacLeod, due May 31, 1997, secured
  by a stock pledge agreement (Note A)......................    $  5,800
6% Notes payable to Clend Investment, due June 30, 1997,
  secured by a stock pledge agreement.......................       5,000
6% Notes payable to Mike Melnik, due April 30, 1997, secured
  by a stock pledge agreement...............................         960
6% Notes payable to Zalman Melnik, due April 30, 1997,
  secured by a stock pledge agreement.......................         695
8% Notes payable to Ian MacLeod, due in annual installments
  of $120 through January 1, 2002, secured by a stock pledge
  agreement (Note B)........................................         600
9% Notes payable to H&S Broadway, due April 11, 1999,
  secured by real property..................................         547
9% Notes payable to Harold Rubenstein, due April 11, 1999,
  secured by real property..................................         403
                                                                --------
                                                                  14,005
Less: current portion.......................................     (12,575)
                                                                --------
Long-term notes payable to related parties..................    $  1,430
                                                                ========

     H&S Broadway is principally owned by Harold Rubenstein, a former principal owner of EMCO, a current Director of the Company, and the Company's largest shareholder. During the current fiscal year, $78,000 of interest was collectively paid to H&S Broadway and Harold Rubenstein.

     Ian MacLeod, the former owner of MacLeod, is employed by and also serves as a Director of the Company. At March 31, 1997, the Company had a $129,000 of interest payable due to Ian MacLeod.

     Clend Investment ("Clend") is beneficially owned by Mike Melnik and Zalman Melnik, who are the former owners of HouTex, and are currently employed by the Company. Mike Melnik also serves as a Director of the Company. At March 31, 1997, the Company had an aggregate $92,000 interest payable due to Clend, Mike Melnik and Zalman Melnik.

     The HouTex acquisition agreement provided certain rights to Clend to convert principal amounts of its note to common stock of the Company. Also, the terms of the HouTex acquisition agreement require the Company to grant up to 250,000 warrants ("Limited Warrants") as contingent purchase consideration to Clend if the entire principal amount of the note is not paid within specified dates. The Limited Warrants are subject to early expiration if the Company's closing stock price exceeds an amount equal to 175% of the exercise price for a period of twenty consecutive trading days. Certain acceleration provisions in the Limited Warrants are expected to result in the issuance of additional restricted shares of common stock in fiscal 1998. In such case, the Limited Warrants would expire 30 days from the date the Company gives the Limited Warrant holder notice that the closing stock price has exceeded 175% of the exercise price. As of March 31, 1997, the Company had issued 150,000 Limited Warrants to Mike and Zalman Melnik, collectively, and 60,000 Limited Warrants to Clend.

     Scheduled maturities of notes payable to related parties are as follows (in thousands):

FISCAL YEAR ENDING, MARCH 31
----------------------------
1998........................................................     12,575
1999........................................................        120
2000........................................................      1,070
2001........................................................        120
2002........................................................        120
                                                                -------
                                                                $14,005
                                                                =======

     See Note 16 -- Subsequent Events -- Financing Transactions.

NOTE 9 -- LONG-TERM DEBT AND LEASES

     At March 31, 1997, long-term debt consisted of the following (in thousands):

Term loan, interest at LIBOR +1.75%, due on June 30, 1997...    $  6,500
Mortgage note payable, interest at 8%, due with accrued
  interest on May 31, 1997, secured by real property........       3,000
Mortgage note payable, interest at 8%, payable in monthly
  installments of $25 including interest through May 1998
  and a $1,300 balloon payment, secured by real property....       1,374
Term loan, interest at 9.75% payable in monthly installments of $21 including interest through December 2001, secured
  by equipment..............................................         905
Note payable, interest at 9.25%, payable in monthly
  installments of $19 including interest through October
  1999, secured by vehicles and equipment...................         522
State of California Pollution Control Bonds, interest
  ranging from 5.5% to 6.1%, payable in monthly installments
  of $8 including interest, due November 2001...............         385
Other notes payable (24 notes with balances ranging from $6
  to $266) maturing at various dates through 2001, interest
  at rates ranging from 7.31% to 12.46%, secured by
  equipment.................................................       1,863
                                                                --------
                                                                  14,549
Less current portion........................................     (10,809)
                                                                --------
                                                                $  3,740
                                                                ========

     The $6.5 million term loan may be extended, at the Company's option and for a fee of $25,000, to September 30, 1997. The loan can be extended further, at the Company's option and for a fee of $100,000, to July 1, 1998. This loan was unsecured, except for personal guarantees from certain officers and directors of the Company (See Note 14 -- Related Party Transactions).

     The State of California Pollution Control Bonds are guaranteed by the Small Business Association (SBA) and require monthly base loan payments in amounts necessary to fund annual redemption and interest. Funds received in excess of current interest and principal reductions accumulate for the benefit of the Company in a restricted cash account. In addition, a deposit is maintained equal to three months of base loan payments plus interest earned. The Company's plant and equipment are security for the indebtedness.

     Scheduled maturities of long-term debt are as follows (in thousands):

FISCAL YEAR ENDING, MARCH 31
----------------------------
1998........................................................    $10,809
1999........................................................      2,132
2000........................................................        811
2001........................................................        527
2002........................................................        270
                                                                -------
                                                                $14,549
                                                                =======

     See Note 16 -- Subsequent Events -- Financing Transactions.

     The Company leases certain facilities and equipment under operating and capital leases expiring at various dates. Rent expense for buildings and land was $476,000 and rent expense for equipment was $2,000 for the year ended March 31, 1997. Payments under capital leases were $91,000 for the year ended March 31, 1997. Most of the operating leases contain renewal options. Future minimum lease payments are as follows (in thousands):

                                                              OPERATING   CAPITAL
                FISCAL YEAR ENDING, MARCH 31                   LEASES     LEASES
                ----------------------------                  ---------   -------
1998........................................................   $  597      $121
1999........................................................      476        83
2000........................................................      490        81
2001........................................................      491        79
2002........................................................      403        34
Thereafter..................................................    1,642         0
                                                               ------      ----
                                                               $4,099      $398
                                                               ======      ====

NOTE 10 -- INCOME TAXES

     The provision (benefit) for federal and state income taxes from continuing operations is as follows (in thousands):

                                         OCTOBER 31,   OCTOBER 31,   MARCH 31,   MARCH 31,
                                            1994          1995         1996        1997
                                         -----------   -----------   ---------   ---------
Federal:
  Current..............................      $1            $40         $(41)       $(170)
  Deferred.............................       0              0            0         (649)
                                             --            ---         ----        -----
                                              1             40          (41)        (819)
                                             --            ---         ----        -----
State:
  Current..............................       0             11          (11)          61
  Deferred.............................       0              0            0          (84)
                                             --            ---         ----        -----
                                              0             11          (11)         (23)
                                             --            ---         ----        -----
Total tax provision (benefit)..........      $1            $51         $(52)       $(842)
                                             ==            ===         =====       ======

     The components of deferred tax liabilities and assets are comprised of the following (in thousands):

                                                             OCTOBER 31,   MARCH 31,
                                                                1995         1997
                                                             -----------   ---------
  Cash to accrual adjustment...............................     $   0       $   255
  Depreciation.............................................         5         2,329
                                                                -----       -------
Gross deferred income tax liabilities......................         5         2,584
                                                                -----       -------
  Accounts receivable reserves.............................      (165)            0
  Inventory................................................      (103)         (221)
  Vacation reserve.........................................       (67)          (65)
  Fixed asset reserves.....................................       (93)            0
  Lease reserve............................................       (72)           (2)
  NOL carryforward.........................................         0          (792)
  Financing costs..........................................         0           (60)
  Other....................................................       (10)         (137)
                                                                -----       -------
Gross deferred income tax assets...........................      (510)       (1,277)
                                                                -----       -------
Deferred tax asset valuation allowance.....................       505             0
                                                                -----       -------
                                                                $   0       $ 1,307
                                                                =====       =======

     Realization of deferred tax assets is dependent upon generating sufficient future taxable income in the periods in which the assets reverse or the benefits expire. Although realization is not assured, management believes it is more likely than not that the Company's deferred tax assets will be realized through future taxable earnings. The current year U.S. federal net operating loss carryforward expires in 2012.

     The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the company's effective rate is as follows:

                                                        YEAR ENDED                   YEAR ENDED
                                                        OCTOBER 31,                  OCTOBER 31,
                                                           1994            %            1995            %
                                                        -----------        -         -----------        -
Normal statutory rate.............................          $ 78           34.0         $ 106         $ 34.0
State income taxes, net of federal benefit........             0            0.0            11            3.5
Tax exempt interest...............................           (77)         (33.6)          (66)         (21.2)
                                                            ----         ------         -----         ------
                                                            $  1             .4         $  51           16.3
                                                            ====         ======         =====         ======

                                                 5 MONTHS ENDED                   YEAR ENDED
                                                 MARCH 31, 1996        %        MARCH 31, 1997        %
                                                 --------------        -        --------------        -
Normal statutory rate..........................       $(23)          (34.0)         $(998)          (35.0)
State income taxes, net of federal benefit.....        (11)          (16.1)          (105)           (3.7)
Non-deductible goodwill........................          0             0.0            145             5.1
Non-deductible acquisition costs...............          0             0.0             70             2.5
Non-deductible meals & entertainment...........          0             0.0             56             2.0
Other..........................................        (18)          (26.4)           (10)            (.4)
                                                      ----           -----          -----           -----
                                                      $(52)          (76.5)         $(842)          (29.5)
                                                      ====           =====          ======          =====

NOTE 11 -- STOCKHOLDERS' EQUITY

  Common stock and preferred stock

     On April 9, 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock to 40,000,000. The Company's Certificate of Incorporation also allows the issuance of up to 2,000,000 shares of preferred stock. No preferred shares have been issued to date. See Note 16 -- Events -- Financing Transactions.

  Stock option plans

     On April 9, 1996, the Company's stockholders approved the adoption of the 1996 Director Option Plan (the "Director Plan") and the reservation of 100,000 shares of common stock for issuance thereunder. The Director Plan provides for options to be granted to outside directors of the Company who are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934. Under the Director Plan, each outside director is automatically granted an option to purchase 10,000 shares on the date on which such person first becomes an outside director. Thereafter, each outside director is automatically granted an option to purchase 2,500 shares on January 15th of each year, as long as such outside director has served on the Board of Directors for at least one month. The options are granted at 100% of the market price on the date of the grant, become fully vested and exercisable on such date and expire 10 years from the date of the grant.

     On April 9, 1996, the Company's stockholders approved an amendment to the Company's 1995 Stock Option Plan (the "1995 Plan") to reserve an additional 800,000 shares of common stock for an aggregate 1,300,000 shares of common stock which can be issued under the 1995 Plan. The 1995 Plan allows the Board of Directors to grant options to purchase shares to officers and employees in the form of either incentive stock options (ISO's) or nonstatutory stock options (NSO's). The Board of Directors determines, within limits set forth in the 1995 Plan, the term of each option, the option exercise price, the number of shares subject to each option and the times at and conditions under which each option is or becomes exercisable.

     During fiscal 1995, the Board of Directors terminated the 1986 Stock Option Plan with respect to future grants. The following summarizes the activity of the Director Plan, 1995 Plan and the 1986 Plan for the year ended March 31, 1997, the five months ended March 31, 1996 and the years ended October 31, 1995 and 1994, respectively:

                                                                  DIRECTOR & 1995 PLAN
                                                   ---------------------------------------------------
                                                             1997                       1996
                                                   ------------------------   ------------------------
                                                                WEIGHTED                   WEIGHTED
                                                                AVERAGE                    AVERAGE
                                                   SHARES    EXERCISE PRICE   SHARES    EXERCISE PRICE
                                                   ------    --------------   ------    --------------
Beginning balance................................  716,750       $3.92         51,000       $3.22
Granted..........................................  110,000       $4.53        665,750       $3.97
Exercised........................................  (16,750)      $2.90              0       $0.00
Canceled.........................................  (57,500)      $3.89              0       $0.00
                                                   -------                    -------
Ending balance...................................  752,500       $4.03        716,750       $3.92
                                                   =======                    =======
Exercisable at end of period.....................  667,500       $3.96        669,750       $3.91
                                                   =======                    =======
Options available for grant......................  530,750                     83,250
                                                   =======                    =======

     For the year ended March 31, 1997 and the five months ended March 31, 1996, the weighted average fair value and weighted average exercise price of options granted was as follows:

                                                             DIRECTOR & 1995 PLAN
                                 ----------------------------------------------------------------------------
                                                 1997                                   1996
                                 ------------------------------------   -------------------------------------
                                 SHARES   FAIR VALUE   EXERCISE PRICE   SHARES    FAIR VALUE   EXERCISE PRICE
                                 ------   ----------   --------------   ------    ----------   --------------
Exercise price > Market
  price........................  95,000     $1.59          $4.53        562,500     $0.99          $4.01
Exercise price = Market
  price........................  15,000     $2.07          $4.54         84,000     $1.26          $4.00
Exercise price < Market
  price........................     n/a       n/a            n/a         19,250     $1.80          $2.85

                                                                  DIRECTOR & 1995 PLAN
                                                     -----------------------------------------------
                                                              1995                     1994
                                                     -----------------------   ---------------------
                                                               OPTION PRICE             OPTION PRICE
                                                     SHARES      PER SHARE     SHARES    PER SHARE
                                                     ------    ------------    ------   ------------
Beginning balance..................................        0       $0.00         0         $0.00
Granted............................................   51,000   $1.57 - $4.00     0         $0.00
Exercised..........................................        0       $0.00         0         $0.00
Canceled...........................................        0       $0.00         0         $0.00
                                                     -------                     --
Ending balance.....................................   51,000   $1.57 - $4.00     0         $0.00
                                                     =======                     ==
Exercisable at end of period.......................   25,000       $2.50
                                                     =======
Options available for grant........................  449,000
                                                     =======

                                                                       1986 PLAN
                                                  ----------------------------------------------------
                                                            1997                       1996
                                                  ------------------------   -------------------------
                                                               WEIGHTED                    WEIGHTED
                                                               AVERAGE                     AVERAGE
                                                  SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                                  ------    --------------    ------    --------------
Beginning balance...............................  156,850       $2.82         304,800       $2.71
Granted.........................................        0       $0.00               0       $0.00
Exercised.......................................  (87,100)      $2.65        (108,636)      $2.55
Canceled........................................  (64,750)      $3.07         (39,314)      $2.77
                                                  -------                    --------
Ending balance..................................    5,000       $2.50         156,850       $2.82
                                                  =======                    ========
Exercisable at end of period....................    5,000       $2.50         141,788       $2.87
                                                  =======                    ========
Options available for grant.....................        0                           0
                                                  =======                    ========

                                                                    1986 PLAN
                                               ---------------------------------------------------
                                                         1995                       1994
                                               ------------------------   ------------------------
                                                          OPTION PRICE               OPTION PRICE
                                                SHARES      PER SHARE      SHARES      PER SHARE
                                                ------    ------------     ------    ------------
Beginning balance............................   572,800   $1.90 - $6.00    569,600   $1.90 - $6.00
Granted......................................     1,500   $1.57 - $1.63    190,000   $1.88 - $2.75
Exercised....................................   (92,000)  $2.34 - $2.98     (7,200)  $1.90 - $2.34
Canceled.....................................  (177,500)  $2.23 - $3.56   (179,600)  $2.23 - $4.25
                                               --------                   --------
Ending balance...............................   304,800   $1.57 - $6.00    572,800   $1.90 - $6.00
                                               ========                   ========
Exercisable at end of period.................   277,497   $1.88 - $6.00    353,785   $1.90 - $6.00
                                               ========                   ========
Options available for grant..................         0                    462,630
                                               ========                   ========

     Exercise price for options outstanding at March 31, 1997 ranged from $2.50 to $5.00. The weighted average remaining contractual life of the outstanding options is 8.73 years. The exercise of non-qualified stock options resulted in income tax benefits of $107,000 for the year ended March 31, 1997, which were credited to additional paid-in-capital. The income tax benefits are the tax effect of the difference between market price on the date of exercise and option price.

  Warrants

     The Company has issued warrants to purchase restricted common stock, primarily as consideration for acquisitions and loan guarantees. The summary of warrant activity for the year ended March 31, 1997, five months ended March 31, 1996 and the years ended October 31, 1995, and 1994, respectively, is as follows:

                                                         1997                          1996
                                             ----------------------------   ---------------------------
                                                         WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                             WARRANTS     EXERCISE PRICE    WARRANTS    EXERCISE PRICE
                                             --------    ----------------   --------   ----------------
Beginning balance..........................     20,000        $3.50          10,000         $3.00
Granted....................................  1,995,038        $4.66          10,000         $4.00
Exercised..................................          0        $0.00               0         $0.00
Canceled...................................          0        $0.00               0         $0.00
                                             ---------                      -------
Ending balance.............................  2,015,038        $4.65          20,000         $3.50
                                             =========                      =======
Exercisable at end of period...............  2,015,038        $4.65          20,000         $3.50
                                             =========                      =======

                                                         1995                          1994
                                              ---------------------------   ---------------------------
                                                         WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                              WARRANTS    EXERCISE PRICE    WARRANTS    EXERCISE PRICE
                                              --------   ----------------   --------   ----------------
Beginning Balance...........................        0         $0.00            0            $0.00
Granted.....................................   10,000         $3.00            0            $0.00
Exercised...................................        0         $0.00            0            $0.00
Canceled....................................        0         $0.00            0            $0.00
                                              -------                          -
Ending Balance..............................   10,000         $3.00            0            $0.00
                                              =======                         ==
Exercisable at end of period................   10,000         $3.00
                                              =======

  Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan ("Plan") was initiated in fiscal 1987. The Plan allowed employees to purchase shares of the Company's Common Stock at the lower of 85% of the fair market value of the Common Stock, as determined by the closing bid price on the NASDAQ National Market System, on the first and last day of the offering period. Shares issued for the year ended March 31, 1997, five months ended March 31, 1996, and the years ended October 31, 1995 and 1994 were 16,237, 11,199, 24,927 and 21,002, respectively.

  Pro forma disclosures

     The Company has adopted SFAS No. 123 "Accounting for Stock-Based Compensation". However, in accordance with the provisions of SFAS No. 123, the Company continues to account for stock-based compensation under the provisions of APB 25, "Accounting for Stock Issued to Employees", and accordingly does not recognize compensation cost for options with exercise prices equal to market value at the date of grant. As required by SFAS No. 123, the following disclosure of pro forma information provides the effects on net income (loss) and net income (loss) per share as if the Company had accounted for its employee stock awards under the fair value method prescribed by SFAS 123 (in thousands, except per share data).

                                                        YEAR ENDED      5 MONTHS ENDED
                                                      MARCH 31, 1997    MARCH 31, 1996
                                                      --------------    --------------
Pro forma net (loss)..............................       $(1,290)           $(556)
Pro forma net (loss) per share....................       $  (.14)           $(.10)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants for the year ended March 31, 1997 and the five months ended March 31, 1996: expected dividend yield of 0% and expected option lives of 3 years for both years, an expected volatility of 60.0% and 34.2% and risk free interest rate of 6.52% and 5.89%, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 12 -- EMPLOYEE BENEFIT PLANS

     The Company offers a defined contribution 401(k) Plan covering eligible employees. Participants can elect to contribute up to 15% of their qualified pre-tax compensation. The Company may match participant contributions as determined at the sole discretion of the Company. Since inception of the plan, the Company has made no contributions to the plan.

     The Company's wholly-owned EMCO subsidiary offers a defined contribution 401(k) Plan and a profit-sharing Plan. Eligible employees can contribute up to 15% of their qualified pre-tax compensation. EMCO matches 50% of participant contributions up to 6% of compensation. EMCO made matching contributions of $52,000 for the year ended March 31, 1997. No contributions were made to the profit-sharing plan.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES (SEE NOTE 2 -- ACQUISITIONS AND
MERGERS)

  Environmental matters

     The Company is subject to comprehensive local, state and international regulatory and statutory requirements relating to the acceptance, storage, handling and disposal of solid waste and waste water, air emissions, soil contamination and employee health, among others. The Company believes that it and its subsidiaries are in material compliance with currently applicable environmental and other applicable laws and regulations. However, environmental legislation may in the future be enacted and create liability for past actions and the Company or its subsidiaries may be fined or held liable for damages. There can be no assurance that potential damages, liabilities, expenditures, fines and penalties will not have a material adverse effect on the Company's financial condition or results of operations.

  Substantial leverage

     The Company has substantial leverage which could have adverse consequences to the Company including the following: (1) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (2) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest; and (3) the Company will be more vulnerable to an economic downturn in the scrap metal recycling industry which has historically been sensitive to changes in general economic conditions. See Note 16 -- Subsequent Events -- Financing Transactions and Note 17 -- Management's Plan Regarding Current Debt Obligations.

  Purchase of real property

     On January 7, 1997, the Company's HouTex subsidiary entered into a 10 year lease agreement with 15/21 Japhet Realty Ltd. ("Japhet"), which is principally owned by the former HouTex shareholders, Mike and Zalman Melnik. Rent paid for the year ended March 31, 1997 was $51,000. The lease agreement allows Japhet to sell the property to the Company for $4.0 million between the 54th month and the 89th month of the lease term. The Company also has an option to buy the property for $4.0 million during the same period.

NOTE 14 -- RELATED PARTY TRANSACTIONS

     See Note 8 Notes Receivable/Payable to Related Parties, Note 11 -- Stockholder's Equity, Note 13 -- Commitments and Contingencies and Note 16 -- Subsequent Events -- Financing Transactions.

     On April 11, 1996, the Company and Harold Rubenstein entered into a five year consulting agreement. The services provided include consultation and direct management assistance with respect to operations, strategic planning and other aspects of the Company's business. Fees paid for these services amounted to $84,000 for the year ended March 31, 1997.

     The Company has entered into various transactions with Ellis Metals, Inc. ("Ellis Metals") and Empire Metals ("Empire") which are companies principally owned by Harold Rubenstein. On April 11, 1996, the Company entered into a five year exclusive supply agreement with Ellis Metals, which requires Ellis Metals to sell all of its inventory to the Company's wholly owned EMCO subsidiary or to EMCO's customers through a direct shipment arrangement. In the latter arrangement, EMCO receives a brokerage fee. In consideration for entering into this agreement, Ellis Metals receives a monthly exclusivity fee of $2,500 during the term of the agreement. During the current year, the Company paid Ellis Metals $30,000 under terms of the agreement. The Company also advanced $300,000 to Ellis Metals which is reflected as a note receivable. The Company also purchases inventory from Empire, from time to time, at prices equivalent to market value. During the current year, the Company purchased $3.9 million and $.3 million of inventory from Ellis Metals and Empire, respectively, and also had sales of $.3 million to Ellis Metals. At March 31, 1997, the Company had accounts payable of $93,000 and $84,000 to Ellis Metals and Empire, respectively.

     The Company owns the land on which certain Ellis Metals operations are located and leases the land to Ellis Metals. During the current fiscal year, the Company received $78,000 in rent payments from Ellis Metals. The Company has a five year option, beginning June 1, 1999, to purchase certain assets of Ellis Metals for $1.364 million, subject to certain adjustments. It is the Company's intention to exercise such option.

     In conjunction with a loan obtained from a commercial bank on January 7, 1997 (see Note 9 -- Long-term Debt and Leases), personal guarantees were provided by certain corporate officers an six directors of the Company, including Gerard M. Jacobs, T. Benjamin Jennings, Donald F. Moorehead, Jr., George O. Moorehead, Harold Rubenstein and Raymond F. Zack. These individuals received warrants to purchase an aggregate of 500,000 shares of restricted common stock of the Company at $4.00 per share (subject to certain restrictions) in consideration for making such guarantees. The warrants were recorded as other financing costs during the current fiscal year based on the estimated fair value of the loan guaranty of $302,000. The cost is being amortized over the six month term of the loan.

     The Company receives investor and public relations services from Xavier Hermosillo, a Director of the Company. The Company paid fees of $15,000 and $36,000 for the five months ended March 31, 1996 and the year ended March 31, 1997, respectively, for these services.

     Certain of the Company's wholly-owned MacLeod subsidiaries lease space on which certain MacLeod operations are located from Ian MacLeod. Rent paid for the year ended March 31, 1997 was $13,200. This lease expires on January 31, 1998. The Company owns the real property on which MacLeod's principal activities are performed.

NOTE 15 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is summarized as follows (in thousands):

                                                                                    FIVE MONTHS
                                                                                       ENDED
                                                      OCTOBER 31,    OCTOBER 31,     MARCH 31,     MARCH 31,
                                                         1994           1995           1996          1997
                                                      -----------    -----------    -----------    ---------
Interest paid.....................................        $ 0           $  0           $  0        $  1,085
Income taxes refunded.............................        $17           $320           $256        $  1,184
Details of business acquisitions:
  Fair value of assets acquired...................        $ 0           $  0           $  0        $ 58,455
  Liabilities assumed.............................          0              0              0         (25,483)
  Stock and warrants issued.......................          0              0              0         (13,855)
  Promissory notes and other consideration
     issued.......................................          0              0              0         (14,658)
                                                          ---           ----           ----        --------
  Cash paid.......................................          0              0              0           4,459
Less: cash acquired...............................          0              0              0          (1,914)
                                                          ---           ----           ----        --------
Net cash paid for acquisitions....................        $ 0           $  0           $  0        $  2,545
                                                          ===           ====           ====        ========
Noncash investing and financing activities:
  Notes payable issued for real estate............        $ 0           $  0           $  0           3,950
  tax benefit on stock options exercised..........        $ 0           $  0           $  0             107

NOTE 16 -- SUBSEQUENT EVENTS -- FINANCING TRANSACTIONS

     Subsequent to March 31, 1997, the Company completed several financing and capital transactions which raised additional cash and refinanced or paid down existing related party and third party debt. The transactions were as follows:

1. During April 1997, the Board of Directors approved a private sale of up to 2,025,000 restricted shares of the Company's common stock at $7.25 (the "Private Placement"). As of June 19, 1997, all the restricted shares available for sale in the private placement had been sold, including the sale of 260,000 shares, collectively, to five directors of the Company, including Gerard M. Jacobs, T. Benjamin Jennings, Gerard M. Jacobs, Harold Rubenstein, Donald F. Moorehead, Jr., and George O. Moorehead and Harold Rubenstein. A purchaser of the restricted stock that is not a Director or employee of the Company exchanged consideration comprised of cash and a short term note. The short term note, in the principal amount of $2.25 million, accrues interest at the prime rate and is payable on or before June 30, 1997. On June 16, 1997, the Company received a $500,000 payment on the note.

2. On April 1, 1997, the Company issued 60,000 Limited Warrants to Clend, which resulted in additional goodwill of $216,000 (see Note 8).

3. On April 15, 1997, Clend converted $1.0 million of its note payable into 182,481 restricted shares of common stock of the Company (see Note 8).

4. On April 30, 1997, the Company made a $200,000 payment on Promissory Note A due to Ian MacLeod and paid the $960,000 and $695,000 notes payable due to Mike and Zalman Melnik, respectively (see Note 8).

5. On May 1, 1997, the Company issued 60,000 Limited Warrants to Clend, which resulted in additional goodwill of $221,000 (see Note 8).

6. On May 21, 1997, Mike and Zalman Melnik exercised their Limited Warrants to purchase 150,000 shares of restricted common stock in exchange for aggregate cash payments to the Company of $600,000 (see Note 8). Also, on May 21, 1997, Clend exercised its Limited Warrants to purchase 180,000 shares of restricted common stock in exchange for a $720,000 reduction of the amount owned by the Company pursuant to the Clend Note.

7. On May 27, 1997, the Company made a $1.0 million payment on a line of credit from a commercial bank (see Note 7).

8. On May 29, 1997, the Company made a payment of all principal and interest on its $3.0 million mortgage payable (see Note 9). Also, on May 29, 1997, Ian MacLeod and the Company agreed to amend the acquisition agreement dated January 1, 1997, whereby the Company agreed to issue 160,000 restricted shares of common stock of the Company in exchange for a $1.0 million reduction of Promissory Note A. In addition, Ian MacLeod agreed to eliminate the restrictions on the Company's ability to incur indebtedness involving the MacLeod subsidiaries and to release stock pledges involving MacLeod. At the same time, the Company made a $1.6 million payment on Promissory Note A and executed a note to refinance the remaining $3.0 million principal portion of Promissory Note A into a 5 year note due June 29, 2002 which accrues interest at 8.5% (see Note 8).

9. On May 30, 1997, the Company entered into a $6.0 million revolving and term loan agreement with a commercial bank under which the Company received proceeds of $4.5 million. The loans are due on July 1, 1998 and carry an interest rate equal to 1% above the lenders' prime rate. The proceeds from the loans were utilized to repay the remaining $3.28 million balance on the Clend Note (thereby ceasing the issuance of any additional Limited Warrants), to repay the $600,000 MacLeod Promissory Note B (see Note 8 -- Notes Receivable/Payable to Related Parties), and for working capital purposes.

     There was no material gain or loss, individually or in the aggregate, as a result of the above transactions. The following tables summarizes the unaudited pro forma outstanding debt and equity balances of the Company at March 31, 1997, giving effect to the debt assumed in the Reserve acquisition (see Note 2) and the transactions described above (in thousands):

                                                                  ADJUSTMENTS FOR
                                                                    SUBSEQUENT              UNAUDITED
                                                     ACTUAL       FINANCINGS AND            PRO FORMA
                                                 MARCH 31, 1997    ACQUISITIONS     REF   MARCH 31, 1997
                                                 --------------   ---------------   ---   --------------
Operating line of credit.......................        7,887           (1,000)       7         6,887
                                                           0            4,500        9         4,500
                                                    --------         --------                -------
                                                       7,887            3,500                 11,387
                                                    ========         ========                =======
Notes payable to Related Parties:
  Promissory note A to Ian MacLeod.............        5,800             (200)       4             0
                                                          --           (5,600)       8            --
  Note payable to Clend Investment.............        5,000           (1,000)       3             0
                                                          --             (720)       6            --
                                                          --           (3,280)       9            --
  Note payable to Mike and Zalman Melnik.......        1,655           (1,655)       4             0
  Promissory note B to Ian MacLeod.............          600             (600)       9             0
  Note payable to H&S Broadway.................          547               --                    547
  Note payable to Harold Rubenstein............          403               --                    403
  Note payable issued to Ian MacLeod...........            0            3,000        8         3,000
  Note payable issued for Reserve
     acquisition...............................            0            1,542                  1,542
                                                    --------         --------                -------
                                                      14,005           (8,513)                 5,492
  Less: current portion........................      (12,575)         (12,575)                     0
                                                    --------         --------                -------
Long-term notes payable to Related Parties.....        1,430            4,062                  5,492
                                                    ========         ========                =======

                                                                  ADJUSTMENTS FOR
                                                                    SUBSEQUENT              UNAUDITED
                                                                  FINANCINGS AND            PRO FORMA
                                                 MARCH 31, 1997    ACQUISITIONS     REF   MARCH 31, 1997
                                                 --------------   ---------------   ---   --------------
Long-term debt.................................       14,549           (3,000)       8        11,549
Debt assumed from Reserve......................            0           27,126                 27,126
                                                    --------         --------                -------
                                                      14,549           24,126                 38,675
  Less: current portion........................      (10,809)           1,546                 (9,263)
                                                    --------         --------                -------
                                                       3,740           25,672                 29,412
                                                    ========         ========                =======
Common stock and paid in capital...............       16,730           14,681        1        31,411
                                                          --            1,000        3         1,000
                                                          --            2,142        6         2,142
                                                           0            1,000        8         1,000
                                                    --------         --------                -------
                                                      16,730           18,823                 35,553
                                                    ========         ========                =======
Warrants.......................................        1,351              216        2         1,567
                                                          --              221        5           221
                                                          --             (822)       6          (822)
Warrants issued for Reserve acquisition........            0            5,488                  5,488
                                                    --------         --------                -------
                                                       1,351            5,103                  6,454
                                                    ========         ========                =======

NOTE 17 -- MANAGEMENT'S PLAN REGARDING CURRENT DEBT OBLIGATIONS

     As outlined in Notes 7, 8, and 9, certain of the Company's debt obligations at March 31, 1997 existed under facilities that were scheduled to mature within approximately one year. In addition, the Company assumed $1,454,000 of short-term debt obligations when it acquired Reserve on May 1, 1997 (see Notes 2 and 16). Management's current projections indicate that there will not be sufficient cash flow from operations to fund the repayment of all principal obligations on maturing short-term debt. Substantially all of the Company's assets are pledged as collateral under the Company's various borrowing facilities.

     As described in Note 16, the Company has completed several debt and capital transactions since March 31, 1997 that have raised cash or refinanced or repaid existing debt. Additionally, management has entered into amendments or obtained binding commitments from certain current lenders to extend maturities of existing current obligations beyond June 30, 1998. These transactions and commitments should provide the Company with sufficient cash and available borrowings to fund the Company's current debt obligations and anticipated operating cash needs for fiscal 1998. Management continues to explore various other financing strategies, including the refinancing of certain existing debt facilities on a long-term basis, the issuance of convertible or other types of debt, and the issuance of equity securities. There can be no assurance that the Company will be able to access sufficient capital on acceptable terms.

NOTE 18 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial information for the Company's last ten fiscal quarters (in thousands, except per share amounts).

                                                                             QUARTER ENDED
                                                            -----------------------------------------------
                                                            JANUARY 31    APRIL 30    JULY 31    OCTOBER 31
                                                            ----------    --------    -------    ----------
                      FISCAL 1995
Net sales...............................................       $  0        $   0       $   0      $     0
Gross profit............................................          0            0           0            0
Net income from continuing operations...................         76           49          74           62
Net income (loss) from discontinued operations..........         14         (136)       (329)      (2,247)
Net income (loss).......................................       $ 90        $ (87)      $(255)     $(2,185)
Earnings (loss) per share for:
  Continuing operations.................................       $.02        $ .01       $ .01      $   .01
  Discontinued operations...............................        .00         (.03)       (.06)        (.44)
  Net income (loss).....................................        .02         (.02)       (.05)        (.43)

                                                                QUARTER ENDED    TWO MONTHS ENDED
                                                                 JANUARY 31          MARCH 31
                                                                -------------    ----------------
                        FISCAL 1996
Net sales...................................................        $  0               $  0
Gross profit................................................           0                  0
Net income (loss) from continuing operations................         (20)                 4
Net income (loss) from discontinued operations..............          68                (46)
Net income (loss)...........................................          48                (42)
Earnings (loss) per share for:
  Continuing operations.....................................        $.00               $.00
  Discontinued operations...................................         .01               (.01)
  Net income (loss).........................................         .01               (.01)

                                                                         QUARTER ENDED
                                                       --------------------------------------------------
                                                       JUNE 30    SEPTEMBER 30    DECEMBER 31    MARCH 31
                                                       -------    ------------    -----------    --------
                    FISCAL 1997
Net sales..........................................    $15,978      $13,963         $10,402      $24,853
Gross profit.......................................      2,000          823             382        3,667
Net income (loss) from continuing operations.......          5         (915)         (1,160)          60
Net income from discontinued operations............        146          147              25          529
Net income (loss)..................................        151         (768)         (1,135)         589
Earnings (loss) per share for:
  Continuing operations............................    $   .00      $  (.10)        $  (.13)     $   .01
  Discontinued operations..........................        .02          .02             .00          .05
  Net income (loss)................................        .02         (.08)           (.13)         .06

     Fiscal 1995 and 1996 results are restated to reflect the results of discontinued operations (see Note 3 -- Discontinued Operations).

                             METAL MANAGEMENT, INC.
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

     Fiscal 1994 and 1995 represents the twelve month period ended October 31. Fiscal 1996 represents the five month period from November 1, 1995 to March 31, 1996. Fiscal 1997 represents the twelve month period ended March 31.

                                             BALANCE AT   CHARGED TO   CHARGED TO   DEDUCTIONS,   BALANCE AT
FISCAL                                       BEGINNING    COSTS AND      OTHER        NET OF         END
 YEAR               DESCRIPTION              OF PERIOD     EXPENSES     ACCOUNTS    RECOVERIES    OF PERIOD
------              -----------              ----------   ----------   ----------   -----------   ----------
1997     Allowance for doubtful accounts...   $474,000    $ 223,000     $     0      $(596,000)    $101,000
         Tax valuation allowance...........   $505,000    $(505,000)    $     0      $       0     $      0
1996     Allowance for doubtful accounts...   $414,000    $  60,000     $     0      $       0     $474,000
         Tax valuation allowance...........   $505,000    $             $     0      $       0     $505,000
1995     Allowance for doubtful accounts...   $373,000    $ 231,000     $10,000      $(200,000)    $414,000
         Tax valuation allowance...........   $      0    $ 505,000     $     0      $       0     $505,000
1994     Allowance for doubtful accounts...   $311,000    $  35,000     $27,000      $       0     $373,000

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX

NUMBER AND DESCRIPTION OF EXHIBIT

 2.1 Merger Agreement dated as of December 1, 1995, and as amended through March 7, 1996, among the Registrant, GPAR
         Merger, Inc., EMCO and the direct and indirect beneficial owners of EMCO's Common Stock (incorporated by reference from Definitive Proxy Statement of the Company and EMCO, dated March 8, 1996).
 2.2 Form of Asset Purchase and Sale Agreement by and between the Registrant and Mannesmann Tally Corporation dated July 16,
         1996 (incorporated by reference to Exhibit 2.2 of the Registrant's report on Form 8-K dated July 16, 1996).
 2.3     Acquisition Agreement by and among the Registrant; MMI
         Acquisition, Inc., a California corporation and wholly owned subsidiary of the Registrant, Metal Management Realty, Inc., an Arizona corporation and a wholly owned subsidiary of the Registrant, California Metals Recycling, Inc., a California corporation ("CA Metals"), Firma, Inc., a California corporation ("Firma"), MacLeod Metals Co., a California corporation ("MacLeod Metals"), Firma Plastic Co., Inc., a
         California corporation ("Plastics"), Trojan Trading Co., a
         California corporation (together with Firma, CA Metals,
         MacLeod Metals and Plastics, the "MacLeod Companies"), Ian
         MacLeod, an individual and shareholder of each of the MacLeod Companies, Marilyn MacLeod, an individual and shareholder of each of the MacLeod Companies and the MacLeod
         Family Trust dated January 30, 1993 (incorporated by reference to Exhibit 2.1 of the Registrant's report on Form
         8-K dated January 1, 1997).
 2.4     Merger Agreement by and among the Registrant, MTLM Merger,
         Inc., HouTex Metals Company, Inc., Mike Melnik, Zalman
         Melnik, and Clend Investment Holdings, Ltd., dated as of
         December 10, 1996 (incorporated by reference to Exhibit 2.1 of the Registrant's report on Form 8-K dated January 7,
         1997).
 2.5     First Amendment to Merger Agreement among the Registrant,
         MTLM Merger Inc., HouTex Metals Company, Inc., Mike Melnik,
         Zalman Melnik and Clend Investment Holdings, Ltd., dated as of December 10, 1996 (incorporated by reference to Exhibit
         2.2 of the Registrant's report on Form 8-K dated January 7,
         1997).
 2.6     Purchase Agreement, dated as of March 10, 1997, between
         Registrant and BancBoston Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's report on Form
         8-K dated May 15, 1997).
 2.7     Purchase Agreement, dated as of January 17, 1997, among
         Registrant, P. Joseph Iron & Metal, Inc., the sole general partner of Reserve Iron & Metal Limited Partnership, and
         Paul D. Joseph, Steven Joseph and Scott Joseph (incorporated by reference to Exhibit 2.2 of the Registrant's report on Form 8-K dated May 15, 1997).
 2.8     First Amendment to Purchase Agreement, dated as of March 6,
         1997, among Registrant, P. Joseph Iron & Metal, Inc., the sole general partner of Reserve Iron & Metal Limited
         Partnership, and Paul D. Joseph, Steven Joseph and Scott
         Joseph (incorporated by reference to Exhibit 2.3 of the Registrant's report on Form 8-K dated May 15, 1997).
 2.9 Second Amendment to Purchase Agreement, dated May 1, 1997, among Registrant, P. Joseph Iron & Metal, Inc., the sole general partner of Reserve Iron & Metal Limited Partnership, and Paul D. Joseph, Steven Joseph and Scott Joseph
         (incorporated by reference to Exhibit 2.4 of the Registrant's report on Form 8-K dated May 15, 1997).
 2.10    Agreement and Plan of Merger dated May 16, 1997 among Cozzi
         Iron & Metal, Inc. and its Shareholders, Metal Management,
         Inc. and CIM Acquisition Co.
 2.11    Form of Stockholders' Agreement for Metal Management, Inc..

                                      EX-1

 3.1 Restated Certificate of Incorporation, as amended through April 12, 1996 (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996).
 3.2     Amended and Restated Bylaws, as amended through May 24,
         1997.
 4.1     Specimen of Stock Certificate
 4.2 1995 Stock Plan and Form of Option Agreement (incorporated by reference to Exhibit 4.1 of the Registrant's Registration
         Statement on Form S-8, File No. 0-14836).
 4.3     1996 Director Option Plan and Form of Option Agreement
         (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8, File No.
         0-14836).
10.1     1996 Director Option Plan (incorporated by reference to
         Exhibit 10.1 to the Registrant's Quarterly Report on Form
         10-Q for the period ended June 30, 1996).
10.2 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996).
10.3     Subordination Agreement dated April 11, 1996 among the
         Registrant, Fidelity Funding of California, Inc. and EMCO
         (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996).
10.4     Assignment of Lease between Empire and EMCO, dated April 11,
         1996 (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996).
10.5     Assignment of Lease between Empire CAN and EMCO, dated April
         11, 1996 (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996).
10.6     Employment Agreement dated April 11, 1996 between EMCO and
         Raymond Zack (incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996).
10.7     Employment Agreement dated April 11, 1996 between the
         Registrant and George Moorehead (incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report on
         Form 10-Q for the period ended June 30, 1996).
10.8     Employment Agreement dated April 11, 1996 between the
         Registrant and T. Benjamin Jennings (incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly
         Report on Form 10-Q for the period ended June 30, 1996).
10.9     Employment Agreement dated April 11, 1996 between the
         Registrant and Gerard M. Jacobs (incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on
         Form 10-Q for the period ended June 30, 1996).
10.10 Consulting Agreement between EMCO and Harold Rubenstein dated April 11, 1996 (incorporated by reference to Exhibit
         10.24 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996).
10.11    Employment Agreement dated August 26, 1996 between the
         Registrant and Robert C. Larry (incorporated by reference to
         Exhibit 10.1 to the Registrant's Quarterly Report on Form
         10-Q for the period ended December 31, 1996.)
10.12 Employment Agreement dated January 1, 1997 by the Registrant and Ian MacLeod.
10.13 Guaranty, dated as of January 7, 1997, by certain directors of the Registrant to and for the benefit of LaSalle National
         (re loan to Registrant, incorporated by reference to Exhibit
         10.1 on the Registrant's 8-K dated January 7, 1997).
10.14 Guaranty, dated as of January 7, 1997, by certain directors of the Registrant to and for the benefit of LaSalle National
         (re loan to HouTex incorporated by reference to Exhibit 10.2 on the Registrant's 8-K dated January 7, 1997).
10.15 Loan Agreement, dated as of January 7, 1997, by and among the Registrant, HouTex and LaSalle National (incorporated by reference to Exhibit 10.3 on the Registrant's 8-K dated
         January 7, 1997).

                                      EX-2

10.16 Subordination Agreement, dated as of January 7, 1997, by and between the Registrant and LaSalle National (incorporated by reference to Exhibit 10.7 on the Registrant's 8-K dated
         January 7, 1997).
10.17    Employment Agreement dated January 7, 1997 between the
         Registrant and Mike Melnik.
10.18    Office Lease between Friedman Properties, Ltd., and the
         Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996).
10.19 Employment Agreement effective as of May 1, 1997, entered into by and between Paul D. Joseph and Reserve Iron & Metal
         Limited Partnership.
11.1     Computation of Earnings Per Share.
21.1     Subsidiaries of the Registrant.
23.1     Consent of Price Waterhouse, L.L.P.
27.1     Financial Data Schedule.

                                      EX-3