Form 10-K/A
period 1997-03-31
METAL MANAGEMENT INC
filed 1997-07-29
CIK 795665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A


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


                         500 N. DEARBORN ST., SUITE 405
                               CHICAGO, IL  60610
          (Address of principal executive offices including zip code)

      Registrant's telephone number, including area code: (312) 645-0700

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X         No
                                               ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____
     The aggregate market value for the Registrant's voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on June 18, 1997 as reported on the NASDAQ National Market System, was approximately $86,194,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of June 18, 1997, the Registrant had 12,857,222 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 is incorporated into this Form 10-K/A Parts I, II and IV by reference.

                               TABLE OF CONTENTS

                          FORM 10K/A (AMENDMENT NO. 1)

                                  REPORT INDEX


     PAGE

                                    PART III


                                                                          PAGE
                                                                          ----
 Item 10:  Directors and Executive Officers of the Registrant                1
 Item 11:  Executive Compensation                                            3
 Item 12:  Security Ownership of Certain Beneficial Owners and Management    7
 Item 13:  Certain Relationships and Related Transactions                    8

EXPLANATORY NOTE:

     Metal Management, Inc. (herein "MTLM" or "Company") is filing this Form 10-K/A to include the information required by Part III of Form 10-K pursuant to General Instruction G(3) of Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company, their ages as of June 18, 1997, and certain other information about them are set forth below. All directors hold office until the Company's next Annual Meeting of Stockholders or until their successors are duly elected and qualified.


Name                           Age    Position                            Since
-------------------------------------------------------------------------------
T. Benjamin Jennings (1) (3)     33   Chairman of the Board and Chief      1995
                                      Development Officer
Gerard M. Jacobs (3)             42   President, Chief Executive           1995
                                      Officer and Director
Donald F. Moorehead, Jr.(1) (2)  46   Director                             1996
George O. Moorehead              44   Director, Executive Vice President   1996
                                      and President of EMCO
Robert C. Larry                  36   Vice President of Finance, Treasurer 1996
                                      and Chief Financial Officer
Daniel B. Burgess                33   Executive Vice President             1995
Xavier Hermosillo (1) (2) (3)    46   Director and Secretary               1995
Harold Rubenstein (2)            69   Director                             1996
Ian MacLeod                      57   Director                             1997
Mike Melnik                      45   Director and President of HouTex     1997
Paul D. Joseph                   55   Director and President of Reserve    1997

-----------------------------------


(1) Member of the Audit Committee.
(2) Member of the Executive Compensation Committee.
(3) Member of the Nominating Committee.

     T. Benjamin Jennings has served as Chairman of the Board and Chief Development Officer of MTLM and its predecessor, GPC, since August 30, 1995. From 1993 to 1995, Mr. Jennings was a Director of First Southwest Company, a private investment banking firm based in Dallas, Texas. From 1992 to 1993, Mr. Jennings was a Vice President of investment banking at Kidder Peabody & Co. Inc., where he concentrated on investment banking, private debt and equity placements, and related financing activities. Mr. Jennings is a graduate of Rice University.

     Gerard M. Jacobs has served as President and Chief Executive Officer of MTLM and its predecessor, GPC, since August 30, 1995. Mr. Jacobs is a Director of Crown Casino Corporation, a publicly traded gaming company. From 1983 to 1995, Mr. Jacobs developed resource recovery, landfill and hydroelectric projects for his own account and for the investment banking firm of Russell, Rea & Zappala, Inc., Pittsburgh, Pennsylvania. From 1978 to 1983, Mr. Jacobs practiced securities, corporate, and banking law with the firms of Reed, Smith, Shaw & McClay and Manion, Alder & Cohen, both in Pittsburgh, Pennsylvania.
Mr. Jacobs is a graduate of Harvard University and The University of Chicago School of Law.

     Donald F. Moorehead, Jr. joined the Board of Directors of the Company in 1996 following the Company's merger with EMCO. He has served as Chief Development Officer of U.S.A. Waste, a national waste management company, since 1994 and served as Chairman of the Board of U.S.A. Waste from May 1994 through June 1995. Mr. Moorehead is currently Co-Chairman of the Board of U.S.A. Waste and a Director of FYI Inc. From 1985 through 1990, Mr. Moorehead served as Chairman of the Board and Chief Executive Officer of MidAmerica Waste Systems, Inc. Mr. Moorehead received a B.S. in 1972 from the University of Tulsa.

     George O. Moorehead joined the Board of Directors of the Company in 1996 following the Company's merger with EMCO. Since 1995, he has served and continues to serve, as President and Chief Executive Officer of EMCO. Mr. Moorehead also is a director of Eastern Environmental Services, Inc., a publicly-traded solid waste company engaged in hauling and disposal. From 1990 through 1995, Mr. Moorehead was a private investor in the waste management and scrap processing industries.

     Robert C. Larry has served as Vice President, Finance, Treasurer and Chief Financial Officer of MTLM since August 1996. He served as Director of Finance and Investments for Caremark International, Inc., a diversified, publicly-traded company engaged in providing health care services, from March 1995 to August 1996. In 1991, Mr. Larry co-founded The Grabscheid Group, Ltd., a professional services firm which specialized in financial restructuring and recapitalization services for private and publicly-held firms. Mr. Larry served as an accountant and consultant at Ernst & Young, an international professional services firm from 1983 to 1991. He has a B.S. in Accounting from Purdue University and a Masters in Business Administration from the University of Chicago. Mr. Larry is a certified public accountant.

     Daniel B. Burgess has served as Executive Vice President since September, 1995. Prior to the sale of the Spectra*Star business in July 1996, Mr. Burgess was the Executive Vice President responsible for the operations. Mr. Burgess is currently devoting substantial efforts in the area of mergers and
acquisitions.   From June 1992 until September 1995, Mr. Burgess served as
Global Account and Marketing Manager for AT&T. Mr. Burgess has a B.S. in Mechanical Engineering from Rice University and a Masters in Business Administration from Southern Methodist University.

     Xavier Hermosillo joined the Board of Directors of the Company and became Secretary in August 1995. Since August 1995, he also has provided investor and public relations services to the Company through Xavier Hermosillo & Associates, a public relations, marketing and government affairs firm which he founded in 1985. Mr. Hermosillo has served as a radio talk show host for KABC-AM, and he has hosted a nightly talk show on 710-TALK-KMPC in Los Angeles since May 1994. Mr. Hermosillo has also been a television news commentator on KCOP-13 Los Angeles since May 1993.

     Harold Rubenstein joined the Board of Directors in 1996 following the
Company's merger with EMCO.   Mr. Rubenstein has served as President and Chief
Executive Officer of Empire Scrap Metals, Inc., a scrap processing operation since 1970.

     Ian MacLeod joined the Board of Directors in 1997 following the Company's acquisition of MacLeod. Since 1969, he has served as President and Chief Executive Officer of the MacLeod group of companies.

     Mike Melnik joined the Board of Directors in 1997 following the Company's acquisition of HouTex. Mr. Melnik founded HouTex in 1979 and has served as President and Chief Executive Officer since that time.

     Paul D. Joseph joined the Board of Directors in 1997 following the Company's acquisition of Reserve. Since 1990 he served, and continues to serve, as Chief Executive Officer of Reserve. Mr. Joseph is a director of Reserve's general partner and is a director of Reserve FTL, Inc., Reserve Recycling, Inc., Hoogewerff/Reserve, Inc. and Joseph & Sons International Inc.

                             DIRECTOR COMPENSATION

     Directors are paid a fee of $1,000 for each board or committee meeting attended in person or by telephone (other than board and committee meetings held on the same day) and are reimbursed for their reasonable expenses in attending such meetings.

     Directors who are not employed by the Company receive a grant of options to purchase 10,000 shares of common stock on the date on which such person first becomes an director. Thereafter, each non-employee director is automatically granted an option to purchase 2,500 shares on January 15th of each year, as long as such non-employee director has served on the Board of Directors for at least one month.

               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission (the "SEC") and the NASDAQ. These officers, directors and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all forms they file.

     Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were complied with except that Mike Melnik submitted late a report on Form 3 in connection with shares issued in the HouTex acquisition and Donald F. Moorehead, Jr. submitted late a report on Form 4 relating to a single transaction that occurred on April 29, 1997.

     BOARD MEETINGS AND COMMITTEES

     The Board of Directors of the Company held a total of six meetings during the fiscal year ended March 31, 1997. During fiscal 1997, no Director attended fewer than 75% of the aggregate of all meetings of the Board of Directors. The Board of Directors has three standing committees: an Audit Committee, an Executive Compensation Committee and a Nominating Committee.

     The Audit Committee is comprised of Xavier Hermosillo, T. Benjamin Jennings and Donald F. Moorehead, Jr. This committee recommends engagement of the Company's independent accountants, approves services performed by these accountants, and reviews and evaluates the Company's accounting system and its system of internal accounting controls. This committee did not meet during fiscal 1997.

     The Executive Compensation Committee is comprised of Xavier Hermosillo, Donald F. Moorehead, Jr. and Harold Rubenstein. This committee reviews and administers the compensation of officers of the Company. This committee did not meet during fiscal 1997.

     The Nominating Committee is comprised of Gerard M. Jacobs, T. Benjamin Jennings and Xavier Hermosillo. This committee nominates candidates for the Board and will consider nominees recommended by Stockholders. This committee did not meet during fiscal 1997.

     Under the bylaws of the Company, nominations for the election of Directors may be made by any Stockholder entitled to vote in the election of directors, but only if written notice of such Stockholder's intent to make such nominations has been received by the Company at its principal executive office not less than 60 days nor more than 90 days prior to the meeting at which Directors are to be elected; provided, however, that in the event that less than 50 days notice or prior public disclosure of the date of the meeting is given or made to Stockholders, notice by the Stockholder to be timely must be so received not later than the close of business on the tenth day following the day on which notice of the date of the meeting was mailed or public disclosure was made. The Stockholder's notice must set forth: (1) with respect to each proposed nominee, the name, age, business and residence address, principal occupation or employment, class, and number of shares of stock of the Company owned and any other information that is required to be disclosed in solicitations of proxies for election of Directors pursuant to Regulation 14A of the Securities Exchange Act of 1934; and (2) with respect to the Stockholder giving the notice, name, address and class and number of shares of the Company that are beneficially owned by such Stockholder. The presiding officer of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

ITEM 11. EXECUTIVE COMPENSATION

     The following tables set forth information with respect to those persons who: (i) served as the chief executive officer of the Company during the fiscal year ended March 31, 1997; and (ii) were the most highly compensated executive officers of the Company at March 31, 1997 whose total annual salary and bonus exceeded $100,000 for the year ("named executive officers"). Compensation paid to the named executive officers of the

Company for the year ended March 31, 1997, the five months ended March 31, 1996 and the year ended October 31, 1995 is as follows:

                             SUMMARY COMPENSATION TABLE


                                                                      LONG TERM COMPENSATION
                                 ANNUAL COMPENSATION             AWARDS             PAYOUTS
                                 ----------------------------------------------------------------------
          (a)             (b)     (c)      (d)      (e)      (f)         (g)        (h)        (i)
                                                          RESTRICTED  SECURITIES               ALL
        NAME AND                                            STOCK     UNDERLYING   LTIP       OTHER
       PRINCIPAL                                            AWARDS     OPTIONS    PAYOUTS  COMPENSATION
        POSITION          YEAR   SALARY    BONUS   OTHER     ($)         (#)        ($)        ($)
-------------------------------------------------------------------------------------------------------
T. Benjamin Jennings (1)  1997  $177,500  $     -  $   -      $   -          -    $   -    $ 9,841 (4)
Chairman and Chief        1996  $ 30,000  $75,000  $   -      $   -    200,000    $   -    $ 1,623 (4)
Development Officer       1995  $      -  $     -  $   -      $   -          -    $   -    $     -

Gerard M. Jacobs (1)      1997  $177,500  $     -  $   -      $   -          -    $   -    $ 8,450 (5)
President and Chief       1996  $ 30,000  $75,000  $   -      $   -    200,000    $   -    $ 1,623 (5)
Executive Officer         1995  $      -  $     -  $   -      $   -          -    $   -    $     -

Daniel B. Burgess (3)     1997  $105,000  $17,750  $   -      $   -          -    $   -    $ 4,296 (7)
Executive Vice President  1996  $ 42,500  $     -  $   -      $   -     30,000    $   -    $ 1,790 (7)
                          1995  $ 12,750  $25,000  $   -      $   -     50,000    $   -    $   537 (7)

George O. Moorehead (2)   1997  $173,089  $     -  $   -      $   -    150,000    $   -    $ 6,819 (6)
Executive Vice President  1996  $      -  $     -  $   -      $   -          -    $   -    $     -
and President of EMCO     1995  $      -  $     -  $   -      $   -          -    $   -    $     -

---------------------------------


(1) Messrs. Jacobs and Jennings served without compensation from the Company during the time from their appointment to their respective positions in August 1995 through December 31, 1995. During the five months ended March 31, 1996, Messrs. Jacobs and Jennings each received a $75,000 bonus for their services during the period August 1995 through December 31, 1995.
(2) Mr. Moorehead was appointed Vice President of the Company and the President of EMCO following the Company's merger with EMCO.
(3) Mr. Burgess joined the Company on September 11, 1995 and was appointed Executive Vice President.
(4) During fiscal 1997, Mr. Jennings received the following payments: $945 in parking reimbursement, $5,574 of health insurance premiums, $2,902 of other health benefits and $420 of long-term disability insurance premiums. During fiscal 1996, Mr. Jennings received $1,623 of health insurance premiums.
(5) During fiscal 1997, Mr. Jacobs received the following payments: $945 in parking reimbursement, $6,941 of health insurance premiums, and $564 of long-term disability insurance premiums. During fiscal 1996, Mr. Jacobs received $1,623 of health insurance premiums.
(6) During fiscal 1997, Mr. Moorehead received $5,323 of health insurance premiums and $1,496 of matching contributions under EMCO's 401(k) Plan.
(7) During fiscal 1997, 1996 and 1995, Mr. Burgess received health insurance premiums of $3,744, $1,560 and $468, respectively, and long-term disability premiums of $552, $230 and $69, respectively.

     The following table sets forth information concerning grant of stock options during Fiscal 1996 and Fiscal 1997 to the named executive officers.

                                  OPTION/SAR GRANTS IN FISCAL 1996 AND 1997
                          NUMBER OF           PERCENT OF TOTAL                           POTENTIAL REALIZABLE VALUE AT
                          SECURITIES             OPTIONS                                    ASSUMED ANNUAL RATES OF
                          UNDERLYING            GRANTED TO                                STOCK PRICE APPRECIATION FOR
                           OPTIONS             EMPLOYEES IN      EXERCISE   EXPIRATION        OPTION TERM (2)
NAME                      GRANTED (1)           FISCAL YEAR        PRICE       DATE          5%         10%
----                      -----------           -----------        -----       ----          --         ---
Fiscal 1997:  None

Fiscal 1996:
T. Benjamin Jennings        200,000                30.0%           $4.00      1/4/06      $503,116   $1,274,994
Gerard M. Jacobs            200,000                30.0%           $4.00      1/4/06      $503,116   $1,274,994
Daniel B. Burgess            30,000                 4.5%           $4.00     11/1/05      $ 75,467   $  191,249
George O. Moorehead         150,000                22.5%           $4.00      1/4/06      $377,337   $  956,245

-----------------------------------


(1)  All options are 100% vested.
(2) The potential realizable value is calculated based on the term of the option at its time of grant (ten years) assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term.

     The following table sets forth the employee stock options exercised during fiscal year 1997 by the executive officers listed below and the number and value of securities underlying unexercised options held by the executive officers at March 31, 1997.



        AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                                                       NUMBER OF SECURITIES         VALUE OF UNEXERCISED IN-
                       SHARES                         UNDERLYING UNEXERCISED         THE-MONEY OPTIONS AT
                     ACQUIRED ON            VALUE    OPTIONS AT FISCAL YEAR END        FISCAL YEAR END
        NAME          EXERCISE             REALIZED  EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
        ----          --------             --------  -------------------------     -------------------------
                                              (1)                                             (2)
T. Benjamin Jennings      0                $     --             200,000/0                 $ 950,000/0
Gerard M. Jacobs          0                $     --             200,000/0                 $ 950,000/0
Daniel B. Burgess         0                $     --              80,000/0                 $ 417,500/0
George O. Moorehead       0                $     --             150,000/0                 $ 831,250/0

-----------------------------


(1) Value Realized is determined by multiplying the number of shares by the difference between the closing price on the trade date and the exercise price.
(2)  Based on March 31, 1997 closing price of Common Stock of $8.75.

     STOCK PERFORMANCE GRAPH

     The following graph compares total return of the Company's Common Stock during the five year period beginning March 31, 1992, with the NASDAQ Composite Index and the Russell 200 Index. Each index assumes $100 invested at the close of trading on March 31, 1992, and reinvestment of dividends.



                                          RUSSELL
                          MTLM   NASDAQ    2000
                         -----  -------  --------
     March 31, 1992     100.00   100.00    100.00
     March 31, 1993      95.85   114.30    112.52
     March 31, 1994      90.73   123.14    123.25
     March 31, 1995      69.34   135.35    128.02
     March 31, 1996     194.40   182.86    162.38
     March 31, 1997     372.82   202.35    171.31


                             EMPLOYMENT AGREEMENTS

     The Company currently has employment agreements, each dated April 9, 1996 (or April 11, 1996, in the case of Mr. George O. Moorehead), with certain of the executive officers named above. Under these agreements, Mr. Jacobs serves as President and Chief Executive Officer, Mr. Jennings serves as Chairman of the Board and Chief Development Officer and Mr. George O. Moorehead serves as Executive Vice President of the Company and President of EMCO. Each employment agreement contains substantially identical terms. In particular, each agreement: (1) has a term of five years, which is automatically extended each year for an additional year unless either the Company or the individual elects not to extend the term; and (2) provides for an annual base salary of $168,000 per year. Each agreement restricts the employee from competing, directly or indirectly, with the Company for five years following termination of employment. In the event of a "change of control" (defined in each employment agreement) the term of the employment agreement will be extended for an additional two years, and each employee will receive, in addition to other benefits, a cash payment equal to: (1) the employee's current annual base salary plus the highest annual bonus for the previous three years; times (2) the number of years remaining until the employee would reach the age of 65, but no more than five.

     REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE

     In establishing and monitoring executive compensation, the Committee focuses on the Company's mission to continually improve its position in the scrap metal industry, with a strong focus on improving cashflow and increasing shareholder value. The Company's executive compensation policy is designed to enable the Company to attract, retain and motivate the high caliber executives which the Board and the Committee believe are required in order to achieve the Company's objective. Each executive officer's compensation, including that of Messrs. Jacobs and Jennings, is comprised of three elements: (1) base salary;
(2) annual bonus; and (3) incentive compensation. Executive compensation levels are established based on the Committee's evaluation of market terms and conditions coupled with the Board's view of what is necessary to attract and retain key executive officers. Adjustments are made to each executive officer's total compensation package based on changes in the market factors as well as each individual's contribution to the Company's performance. Further, the Company grants stock options as an additional element of compensation. These stock options are designed to closely align each executive officer's future compensation to the Company's long-term financial success, as measured by stock performance. The total number of options awarded each executive is based on a subjective evaluation of the performance of each executive under consideration without regard to the number of options held by or previously granted to each executive. At no point during the last completed fiscal year did the Company's board modify or reject in any material way any action or recommendation of the Compensation Committee.

                                                   The Compensation Committee:

                                                   Xavier Hermosillo
                                                   Donald F. Moorehead, Jr.
                                                   Harold Rubenstein

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of June 18, 1997 by: (i) each person who is known by the Company to own more than 5% of the Company's Common Stock (together with such person's address); (ii) the directors, the chief executive officer and each of the named executive officers of the Company; and
(iii) all current officers and directors as a group. Share amounts and percentages shown for each person or entity are adjusted to give effect to shares of the Company's Common Stock that are not outstanding but may be acquired by a person or entity upon exercise of all options and warrants exercisable by such entity or person within 60 days of June 18, 1997. However, those shares of Common Stock are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.



              SHARES BENEFICIALLY OWNED (1)                                       PERCENT OF
           NAME AND ADDRESS OF BENEFICIAL OWNER              NUMBER OF SHARES     TOTAL SHARES
--------------------------------------------------------------------------------------------------
Harold Rubenstein
  2010 W. Lower Buckeye Dr.
  Phoenix, AZ 85009                                             2,758,883 (2)         17.7%

Robert F. Smith
  2211 York Rd.
  Oak Brook, IL 60521                                           1,280,000              9.1%

Ian MacLeod
  9309 Rayo Avenue
  South Gate, CA  90280                                         1,074,700 (3)          7.7%

Gerard M. Jacobs
  500 North Dearborn, Suite 405
  Chicago, IL  60610                                              863,333 (4)          6.3%

T. Benjamin Jennings
  500 North Dearborn, Suite 405
  Chicago, IL  60610                                              863,333 (4)          6.3%

Donald F. Moorehead, Jr.
  1001 Fannin, Suite 400
  Houston, TX  77002                                              769,513 (5)          5.6%

Clend Investment Holdings Limited
  P.O. Box 173
  Road Town, Tortola
  British Virgin Islands                                          735,259              5.4%

George O. Moorehead
  2010 W. Lower Buckeye Dr.
  Phoenix, AZ 85009                                               671,016 (6)          5.0%

Mike Melnik                                                       146,289              1.1%
Daniel B. Burgess                                                  85,056 (7)             *
Xavier Hermosillo                                                  15,000 (8)             *
All current officers and directors as a group (10 persons)      7,272,123             56.6%


_____________________________
*    Less than 1%
(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.
(2) Consists of 2,112,650 shares owned directly by Mr. Rubenstein and warrants to purchase 646,233 shares of Common Stock at exercise prices ranging from $4.00 to $6.48 per share.
(3) Consists of 899,700 shares owned directly by Mr. MacLeod and warrants to purchase 175,000 shares of Common Stock at exercise prices ranging from $3.96 to $4.75 per share.
(4) Consists of 580,000 shares owned directly by each of Messrs. Jacobs and Jennings, options to purchase 200,000 shares of Common Stock and warrants to purchase 83,333 shares of Common Stock at an exercise price of $4.00 per share, held by each of Messrs. Jacobs and Jennings..
(5)  Consists of 605,100 shares owned directly by Mr. Donald F. Moorehead,
     Jr., options to purchase 12,500 shares of Common Stock, and warrants to purchase 151,913 shares of Common Stock at exercise prices ranging from $4.00 to $6.48 per share.
(6) Consists of 369,163 shares owned directly by Mr. George O. Moorehead, options to purchase 150,000 shares of Common Stock, and warrants to purchase 151,853 shares of Common Stock at exercise prices ranging from $4.00 to $6.48 per share.
(7) Consists of 5,056 shares owned directly by Mr. Burgess and options to purchase 80,000 shares of Common Stock.
(8)  Consists entirely of options to purchase 15,000 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a description of agreements entered into with certain Directors and related parties, see Note 14 to the Company's Consolidated Financial Statements.

     In Fiscal 1997, the Company purchased two parcels of real estate from Harold Rubenstein and H&S Broadway, a company principally owned by Harold Rubenstein, for consideration of $150,000 in cash and a $950,000, 9% note payable due on April 11, 1999. During fiscal 1997, the Company paid $78,000 of
interest, collectively, to H&S Broadway and Harold Rubenstein.   The Company
leased the two parcels of real estate to Ellis Metals, Inc. ("Ellis Metals"), which is principally owned by Harold Rubenstein. During fiscal 1997, the Company received $78,000 in rent payments from Ellis Metals. The Company also has a five year option, beginning June 1, 1999, to purchase certain assets of Ellis Metals for $1.364 million, subject to certain adjustments.
On April 11, 1996, the Company and Harold Rubenstein, entered into a five-year consulting agreement. The services provided include consultation and direct management assistance with respect to operations, strategic planning and other aspects of the Company's business. Fees paid for these services amounted to $84,000 for fiscal 1997.

     On April 11, 1996, the Company entered into a five year exclusive supply agreement with Ellis Metals, which requires Ellis Metals to sell all of its inventory to the Company's EMCO subsidiary or to EMCO's customers through a direct shipment arrangement. In consideration for entering into this agreement, Ellis Metals receives a monthly exclusivity fee of $2,500 during the term of the agreement. During fiscal 1997, the Company paid Ellis Metals $30,000 under terms of the agreement. The Company also advanced $300,000 to Ellis Metals in exchange for an unsecured noted issued by Ellis Metals. During fiscal 1997, the Company purchased $3.9 million of inventory from Ellis Metals and sold $.3 million of inventory to Ellis Metals.

     The Company also purchases inventory from Empire Metals, Inc., which is principally owned by Harold Rubenstein, at prices equivalent to market value. During the 1997 fiscal year, the Company purchased $.3 million of inventory from Empire Metals, Inc.

     Harold Rubenstein also is a 9.91% shareholder of Waste Manufacturing and Leasing, a company that leases equipment to EMCO and from which EMCO purchases manufactured containers. The Company paid $42,000 to Waste Manufacturing and Leasing during fiscal 1997.

     MacLeod leases land on which certain of its operations are conducted from Ian MacLeod, a Director of the Company. Rent paid by the Company for fiscal 1997 was $13,200. This lease expires on January 31, 1998. The Company owns the real property on which MacLeod's principal activities are performed.

     Since August 1995, Xavier Hermosillo has provided investor and public relations services for the Company, through his firm, Xavier Hermosillo & Associates. The Company has entered into an agreement with Mr. Hermosillo for the continuation of such services which provides for payments of up to $4,000 per month to Mr. Hermosillo. The Company paid fees of $15,000 and $36,000 for the five months ended March 31, 1996 and the year ended March 31, 1997, respectively, for these services.

     In conjunction with a loan obtained from a commercial bank on January 7, 1997, personal guarantees were provided by Gerard M. Jacobs, T. Benjamin Jennings, Donald F. Moorehead, Jr., George O. Moorehead, Harold Rubenstein and Raymond F. Zack, each of whom is a Director (or former Director) of the Company. These individuals received warrants to purchase an aggregate of 500,000 shares of restricted Common Stock of the Company at $4.00 per share (subject to certain restrictions) on or about January 7, 2002 in consideration for providing the guarantees.
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   METAL MANAGEMENT, INC.



                                                   By:
                                                      ------------------------
                                                       Gerard M. Jacobs
                                                       Director, President and
                                                       Chief Executive Officer



                                                   By:
                                                      ------------------------
                                                       T. Benjamin Jennings
                                                       Director, Chairman of
                                                       the Board and Chief
                                                       Development Officer

                                                   Date:   July 29, 1997