Form 10-Q
period 1997-06-30
METAL MANAGEMENT INC
filed 1997-08-14
CIK 795665

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 0-14836

                             METAL MANAGEMENT, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      94-2835068
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

                        500 N. DEARBORN ST., SUITE 405,
                               CHICAGO, IL 60610
          (Address of principal executive offices including zip code)

Registrant's telephone number, including area code: (312) 645-0700

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     As of August 14, 1997, the Registrant had 14,800,078 shares of Common Stock outstanding.

================================================================================

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I: FINANCIAL INFORMATION
ITEM 1:    Financial Statements
           Consolidated Condensed Balance Sheets -- June 30, 1997
           (unaudited) and
           March 31, 1997..............................................    1
           Consolidated Condensed Statements of Operations -- three
           months ended June 30, 1997 and 1996 (unaudited).............    2
           Consolidated Condensed Statements of Cash Flows -- three
           months ended June 30, 1997 and 1996 (unaudited).............    3
           Notes to Consolidated Condensed Financial Statements
           (unaudited).................................................    4
ITEM 2:    Management's Discussion and Analysis of Financial Condition
           and Results
           of Operations...............................................   10
PART II: OTHER INFORMATION
ITEM 1:    Legal Proceedings...........................................   27
ITEM 2:    Changes in Securities.......................................   27
ITEM 6:    Exhibits and Reports on Form 8-K............................   28
           SIGNATURES..................................................   29
           Exhibit Index...............................................   30

PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              JUNE 30, 1997   MARCH 31, 1997
                                                              -------------   --------------
                                                               (UNAUDITED)
                                                                      (IN THOUSANDS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  3,832         $ 5,718
  Accounts receivable, net..................................      54,334           9,560
  Notes receivable from related parties.....................           0             406
  Inventories...............................................      43,762           8,415
  Prepaid expenses and other assets.........................       4,905           1,609
                                                                --------         -------
       Total current assets.................................     106,833          25,708
Property and equipment, net.................................      53,054          20,208
Goodwill and other intangibles, net.........................      80,892          23,484
Other assets................................................       1,579             725
                                                                --------         -------
       Total assets.........................................    $242,358         $70,125
                                                                ========         =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Operating lines-of-credit.................................    $ 12,696         $ 7,887
  Accounts payable..........................................      47,295           5,246
  Other accrued liabilities.................................       8,604           2,746
  Current portion of notes payable to related parties.......      24,423          12,575
  Current portion of long-term debt.........................       9,670          10,809
                                                                --------         -------
       Total current liabilities............................     102,688          39,263
Long-term notes payable to related parties, less current
  portion...................................................      26,158           1,430
Long-term debt, less current portion........................      28,131           3,740
Deferred taxes..............................................       7,467           1,411
Other liabilities...........................................       2,021           1,133
                                                                --------         -------
       Total liabilities....................................     166,465          46,977
Stockholders' equity:
  Common stock..............................................         148             102
  Warrants..................................................      13,876           1,351
  Additional paid-in-capital................................      56,480          16,628
  Retained earnings.........................................       5,389           5,067
                                                                --------         -------
       Total stockholders' equity...........................      75,893          23,148
                                                                --------         -------
       Total liabilities and stockholders' equity...........    $242,358         $70,125
                                                                ========         =======

    The accompanying notes are an integral part of the financial statements

                             METAL MANAGEMENT INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                               FOR THE THREE MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 1997   JUNE 30, 1996
                                                              -------------   -------------
                                                                (UNAUDITED, IN THOUSANDS,
                                                                  EXCEPT SHARE AMOUNTS)
Net sales...................................................      $54,435         $15,978
Cost of sales...............................................       48,461          13,978
                                                               ----------       ---------
Gross profit................................................        5,974           2,000
Operating expenses:
  General and administrative................................        3,099           1,278
  Depreciation and amortization.............................        1,251             522
                                                               ----------       ---------
       Total operating expenses.............................        4,350           1,800
                                                               ----------       ---------
Operating income from continuing operations.................        1,624             200
Interest expense............................................       (1,248)           (233)
Other income (expense)......................................           61              38
                                                               ----------       ---------
Income from continuing operations before income taxes and
  discontinued operations...................................          437               5
Provision for income taxes..................................          216               0
                                                               ----------       ---------
Income from continuing operations...........................          221               5
Discontinued operations:
  Gain on sale of assets on former product lines of GPAR,
     net of income taxes of $67 in 1997 and $0 in 1996......          101               0
  Income from operations of former product lines of GPAR,
     net of income taxes of $0 in 1996......................            0             146
                                                               ----------       ---------
Net income..................................................      $   322          $  151
                                                               ==========       =========
Primary earnings per share for:
  Continuing operations.....................................      $  0.02          $ 0.00
  Gain on sale of discontinued operations...................      $  0.00          $ 0.00
  Discontinued operations...................................      $  0.00          $ 0.02
  Net income................................................      $  0.02          $ 0.02
Weighted average primary shares outstanding.................   13,952,000       9,370,000
Fully diluted earnings per share for:
  Continuing operations.....................................      $  0.02          $ 0.00
  Gain on sale of discontinued operations...................      $  0.00          $ 0.00
  Discontinued operations...................................      $  0.00          $ 0.02
  Net income................................................      $  0.02          $ 0.02
Weighted average fully diluted shares outstanding...........   14,559,000       9,370,000

    The accompanying notes are an integral part of the financial statements

                             METAL MANAGEMENT INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                  FOR THE THREE MONTHS ENDED
                                                                ------------------------------
                                                                JUNE 30, 1997    JUNE 30, 1996
                                                                -------------    -------------
                                                                  (UNAUDITED, IN THOUSANDS)
Cash flows from continuing operations:
Net income from continuing operations.......................      $    221          $     5
Adjustments to reconcile net income from continuing
  operations to cash flows from continuing operations:
     Depreciation and amortization..........................         1,251              522
     Other..................................................            89                0
  Changes in assets and liabilities, net of acquisitions:
     Accounts receivable, net...............................        (4,276)            (880)
     Inventories............................................         1,917               55
     Accounts payable.......................................           209           (1,525)
     Other..................................................        (3,127)           1,334
                                                                  --------          -------
Cash flows from continuing operations.......................        (3,716)            (489)
Cash flows used by investing activities:
  Marketable securities sold................................             0              962
  Purchases of property and equipment.......................          (952)            (712)
  Acquisitions, net of cash acquired........................        (6,288)            (792)
  Other.....................................................           302                0
                                                                  --------          -------
Net cash used by investing activities.......................        (6,938)            (542)
Cash flows provided (used) by financing activities:
  Net borrowings on lines-of-credit.........................         5,640              148
  Issuances of long-term debt...............................           158                0
  Repayments of long-term debt..............................       (10,844)          (1,093)
  Issuances of common stock.................................        13,557                0
  Other.....................................................           156                0
                                                                  --------          -------
Net cash provided (used) by financing activities............         8,667             (945)
                                                                  --------          -------
Cash flows from discontinued operations.....................           101              591
Net decrease in cash and cash equivalents...................        (1,886)          (1,385)
Cash and cash equivalents at beginning of period............         5,718            3,093
                                                                  --------          -------
Cash and cash equivalents at end of period..................      $  3,832          $ 1,708
                                                                  ========          =======

    The accompanying notes are an integral part of the financial statements

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements include the accounts of Metal Management, Inc. and its subsidiaries (herein referred to as "MTLM" or the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

     The accompanying financial statements include the financial position and results of operations of Reserve Iron & Metal, L.P. ("Reserve"), which the Company acquired on May 1, 1997 and The Isaac Group, which the Company acquired on June 23, 1997 (see Note 2 -- Acquisitions). These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of these acquisitions are included in the consolidated financial statements since the dates of acquisition.

     On April 9, 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to change the name of the Company from General Parametrics Corporation ("GPAR") to Metal Management, Inc.

     During the first quarter of fiscal 1997, the Company discontinued its Spectra*Star and consumables business and its VideoShow product and related product lines businesses. During the second quarter of fiscal 1997, the Spectra*Star inventory and related production equipment was sold for approximately $1.3 million in cash and other contingent consideration in the form of royalties on future revenues from the sale of Spectra*Star printers and related consumables. The VideoShow business was sold in the third quarter of fiscal 1997 for consideration in the form of royalties on future revenues from the sale of VideoShow products. The royalties received during the first quarter of fiscal 1998 is reflected as an addition to gain on sale.

NOTE 2 -- ACQUISITIONS

  Acquisitions completed during the three months ended June 30, 1997

     On May 1, 1997, the Company acquired Reserve, headquartered in Cleveland, Ohio. The acquisition of Reserve resulted in the issuance of $5.9 million in cash, $1.5 million in promissory notes, warrants to purchase up to 1.4 million shares of common stock and the assumption of debt. The Company entered into ten-year employment agreements with certain former shareholders of Reserve. The acquisition of Reserve resulted in a preliminary allocation of excess purchase price over the fair value of net assets acquired of $7.2 million.

     On June 23, 1997, the Company acquired four companies under common ownership comprising The Isaac Group ("Isaac"), headquartered in Maumee, Ohio. The Isaac Group is comprised of Ferrex Trading Corporation, The Isaac Corporation, Paulding Recycling, Inc. and Briquetting Corporation of America. The acquisition of Isaac resulted in the issuance of 1,942,857 shares of MTLM common stock, warrants to purchase 462,500 shares of MTLM common stock, at exercise prices ranging from $10.80 to $11.70 per share, $20,582,300 of short-term notes, and $15,964,601 of long-term notes. In addition, the Company guaranteed

                                  (UNAUDITED)

the payment of $8,544,200 of notes of Isaac payable to two former shareholders of The Isaac Group. In connection with the acquisition, George A. Isaac III joined the Company as an Executive Vice-President and Director and entered into a 5 year employment agreement with the Company and a non-compete agreement which extends for 3 years beyond the term of the employment agreement. As part of the employment agreement, Mr. Isaac was granted warrants to purchase 76,923 shares of MTLM common stock at an exercise price of $13.00 per share. In consideration for entering into a non-compete agreement, the Company granted Mr. Isaac warrants to purchase 287,500 shares of MTLM common stock at an exercise price of $11.70 per share. The acquisition of Isaac resulted in a preliminary allocation of excess purchase price over the fair value of net assets acquired of $48.2 million and a preliminary allocation of an intangible asset from a noncompete agreement valued at $1.8 million.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, Reserve and Isaac as if these acquisitions had occurred on April 1, 1997 and a summary of consolidated results of operations of the Company, MacLeod Group ("MacLeod"), HouTex Metals Company, Inc. ("HouTex"), Reserve and Isaac as if these acquisitions had occurred on April 1, 1996. The MacLeod and HouTex acquisitions were completed by the Company during the fourth quarter of fiscal 1997. The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets, additional amortization expense as a result of goodwill and interest expense related to acquisition debt. The pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been in effect on April 1, 1997 and 1996, respectively (in thousands, except share data).

                                                    UNAUDITED            UNAUDITED
                                                THREE MONTHS ENDED   THREE MONTHS ENDED
                                                  JUNE 30, 1997        JUNE 30, 1996
                                                ------------------   ------------------
Net sales......................................      $108,100             $103,890
Net loss from continuing operations............      $ (1,130)            $   (234)
Net loss per share from continuing
  operations...................................      $  (0.08)            $  (0.02)

  Pending acquisitions

     On May 16, 1997, the Company signed a definitive agreement to merge Cozzi Iron & Metal, Inc. ("Cozzi"), headquartered in Chicago, Illinois with and into a subsidiary of the Company. Cozzi will be the surviving entity. The closing of the Cozzi merger is subject to shareholder approval and is also subject to certain other conditions precedent. At the closing of this merger, the shareholders of Cozzi will receive 11.5 million shares of common stock, 1.5 million warrants to purchase common stock, and $6.0 million in cash.

     On March 18, 1997, the Company signed a binding letter of intent to acquire Proler Southwest, Inc., and Proler Steelworks LLC ("Proler"). Proler Southwest, Inc. and Proler Steelworks LLC have operations in Houston, Texas and Jackson, Mississippi, respectively. The transaction is expected to be effected by the Company acquiring all of the equity interests in Proler Southwest, Inc., and Proler Steelworks LLC in exchange for $15.0 million in cash subject to increase based on Proler's earnings prior to March 18, 1997, a $2.0 million promissory note subject to certain adjustments for income taxes, 1.75 million shares of common stock and warrants to purchase 375,000 shares of common stock.

     On July 23, 1997, the Company signed a binding letter of intent to acquire Superior Forge, Inc. ("Superior"), of Huntington Beach, California. Superior uses and generates aluminum and aluminum scrap in its various operations. In the transaction, the shareholders of Superior will receive 1,080,000 shares of common stock and $1.8 million in cash.

     On July 30, 1997, the Company signed a binding letter of intent to acquire Houston Compressed Steel Corp. ("Houston Compressed"), headquartered in Houston, Texas. The shareholders of Houston Compressed

                                  (UNAUDITED)

will receive 310,345 shares of common stock subject to an adjustment based on the closing price of MTLM stock on the day the transaction closes.

     On August 4, 1997, the Company signed a binding letter of intent to purchase Newell Phoenix, L.L.C.'s 50% membership interest in Salt River Recycling, L.L.C. ("Salt River"), an Arizona limited liability company. Cozzi currently owns a 50% interest in Salt River which will be acquired by the Company upon the closing of the Cozzi merger. In the transaction, Newell Phoenix, L.L.C. will receive either 100,000 shares of common stock or $1,500,000 in cash, at Newell Phoenix, L.L.C.'s election.

     On August 4, 1997, the Company signed a binding letter of intent to purchase all of the scrap metal-related business operations and assets, excluding real estate, of Goldin Industries, Inc., Goldin Industries Louisiana, Inc., and Goldin of Alabama, Inc. (the "Goldin Companies"). The Goldin Companies, headquartered in Gulfport, Mississippi, operate five facilities, including one near New Orleans, Louisiana, two in Mobile, Alabama, and two in Gulfport, and principally processes industrial ferrous and non-ferrous metals. In the transaction, the shareholders of the Goldin Companies will receive $7,150,000 in cash, 112,500 shares of common stock, and warrants to purchase an aggregate of 150,000 shares of common stock.

     On August 5, 1997, the Company signed a binding letter of intent to acquire, in a merger, FPX, Inc. ("FPX"), which has a 50% ownership interest in PerlCo, L.L.C. ("PerlCo"), a Tennessee limited liability company. Cozzi currently owns a 50% interest in PerlCo which will be acquired by the Company upon the closing of the Cozzi merger. The Company will acquire, through merger, Southern Tin Compress Corporation ("Southern Tin"), which owns the real estate and certain equipment associated with the PerlCo operations. In the transaction, the shareholders of FPX and Southern Tin will receive an aggregate of 789,740 shares of common stock (subject to adjustment in certain circumstances) and warrants to purchase an aggregate of 125,000 shares of common stock. Also at closing, certain affiliates of the FPX shareholders will be repaid up to $2,000,000 owed to it from PerlCo.

     The closing of the pending transactions are subject to, among other things, execution of mutually acceptable definitive merger and related agreements, successful completion of due diligence, obtaining corporate approvals, government approvals as necessary, and other customary conditions to closing. The acquisitions of the 50% joint venture interests in Salt River and PerlCo are also subject to the consummation of the Cozzi merger.

NOTE 3 -- INVENTORIES

     Inventories consisted of the following at (in thousands):

                                                             JUNE 30,   MARCH 31,
                                                               1997       1997
                                                             --------   ---------
Ferrous metals.............................................  $36,269     $2,707
Non-ferrous metals.........................................    6,448      4,754
Other......................................................    1,045        954
                                                             -------     ------
                                                             $43,762     $8,415
                                                             =======     ======

NOTE 4 -- DEBT AND EQUITY TRANSACTIONS COMPLETED DURING THE QUARTER ENDED JUNE 30, 1997

     During the quarter ended June 30, 1997, the Company completed several financing and capital transactions which raised additional cash and refinanced or paid down existing debt. The transactions were as follows:

          1. During April 1997, the Board of Directors approved a private sale of up to 2,025,000 restricted shares of the Company's common stock at $7.25 per share (the "Private Placement"), including the sale

                                  (UNAUDITED)

     of 260,000 shares, collectively, to five directors of the Company, including Gerard M. Jacobs, T. Benjamin Jennings, Donald F. Moorehead, Jr., George O. Moorehead and Harold Rubenstein. The Company raised approximately $14.7 million in cash through the Private Placement. A purchaser of the restricted stock who is not a director or employee of the Company exchanged consideration comprised of cash and a short term note. At June 30, 1997, the balance due on the note was $1.75 million plus accrued interest. The Company received payment of the note and accrued interest on July 3, 1997.

          2. On April 15, 1997, Clend Investment converted $1.0 million of its note payable into 182,481 restricted shares of common stock of the Company.

          3. On April 30, 1997, the Company paid its $960,000 and $695,000 notes payable due to Mike and Zalman Melnik, respectively.

          4. On May 21, 1997, Mike and Zalman Melnik exercised certain warrants ("Limited Warrants") to purchase 150,000 shares of restricted common stock in exchange for aggregate cash payments to the Company of $600,000. Also, on May 21, 1997, Clend Investment exercised its Limited Warrants to purchase 180,000 shares of restricted common stock in exchange for a $720,000 reduction of the amount owed by the Company pursuant to the Clend Note.

          5. On May 29, 1997, the Company made a payment of all principal and interest due on a $3.0 million mortgage note payable. Also, on May 29, 1997, Ian MacLeod and the Company agreed to amend the acquisition agreement dated January 1, 1997, whereby the Company agreed to issue 160,000 restricted shares of common stock of the Company in exchange for a $1.0 million reduction of a $5.6 million note ("Promissory Note A") due to Ian MacLeod. In addition, Ian MacLeod agreed to eliminate the restrictions on the Company's ability to incur indebtedness involving the MacLeod subsidiaries and to release stock pledges involving MacLeod. At the same time, the Company made a $1.6 million payment on Promissory Note A and executed a note to refinance the remaining $3.0 million principal portion of Promissory Note A into a 5 year note due June 29, 2002 which accrues interest at 8.5%.

          6. On May 30, 1997, the Company entered into a $6.0 million revolving and term loan agreement with a commercial bank under which the Company received proceeds of $4.5 million. The loans are due on May 30, 1998 and bear interest equal to 1% above the lenders' prime rate. The proceeds from the loans were utilized to repay the remaining $3.28 million balance on the Clend Note (thereby ceasing the issuance of any additional Limited Warrants), to repay a $600,000 note payable to Ian MacLeod, and for working capital purposes.

          7. On June 23, 1997, in connection with the acquisition of Isaac, the Company entered into a credit agreement with a commercial lender which provides a revolving line of credit up to an amount of $37 million, subject to certain terms and conditions. The line expires on June 23, 1998 and borrowings are secured by substantially all of Isaac's assets. The credit agreement also provides Isaac shareholders with an irrevocable letter of credit that secures an aggregate of $27.4 million of notes issued by MTLM to the former Isaac shareholders and the Isaac notes payable to shareholders.

                                  (UNAUDITED)

NOTE 5 -- CHANGES IN STOCKHOLDERS' EQUITY

     Changes in stockholders' equity during the three months ended June 30, 1997 are as follows ($ in thousands):

                                                      COMMON              PAID-IN   RETAINED
                                        # OF SHARES   STOCK    WARRANTS   CAPITAL   EARNINGS    TOTAL
                                        -----------   ------   --------   -------   --------    -----
Balance at March 31, 1997.............  10,154,740     $102    $ 1,351    $16,628    $5,067    $23,148
  Equity issued in Private stock
     offering.........................   2,025,000       20          0     14,661         0     14,681
  Equity issued for acquisitions......   1,942,857       20     11,513     21,030         0     32,563
  Conversion of debt to equity........     342,481        3          0      1,997         0      2,000
  Exercise of options/warrants........     335,000        3       (822)     2,151         0      1,332
  Other...............................           0        0      1,834         13         0      1,847
  Net income for the three months
     ended June 30, 1997..............           0        0          0          0       322        322
                                        ----------     ----    -------    -------    ------    -------
Balance at June 30, 1997..............  14,800,078     $148    $13,876    $56,480    $5,389    $75,893
                                        ==========     ====    =======    =======    ======    =======

  Equity Transactions Subsequent to June 30, 1997

     On August 8, 1997, the Company issued 21,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (stated value of $1,000 per share), to two institutional investors for an aggregate purchase price of $21.0 million. The net proceeds received by the Company were $19.95 million. The discount of $1.05 million will be capitalized to preferred stock through accretion over the 3 year term of the preferred stock. The Company intends to utilize the proceeds principally to fund future acquisitions and to repay certain debt obligations.

     Dividends on the Convertible Preferred Stock accrue, whether or not declared by the Board of Directors, at an annual rate of 6% of the Stated Value of each outstanding share of Convertible Preferred Stock. The Conversion features of the Preferred Stock are subject to shareholder approval and vary based on conditions, including the price of the common stock, at the time of conversion. The Company expects to classify the preferred stock as temporary equity.

NOTE 6 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is summarized as follows (in thousands):

                                                             THREE MONTHS ENDED
                                                             ------------------
                                                        JUNE 30, 1997   JUNE 30, 1996
                                                        -------------   -------------
Interest paid.........................................     $1,369           $251
Income taxes paid.....................................     $  784           $  8

                                  (UNAUDITED)

     In connection with the Company's acquisitions, the net cash paid was as follows (in thousands):

                                                              THREE MONTHS
                                                                  ENDED
                                                              JUNE 30, 1997
                                                              -------------
Fair value of assets acquired...............................    $167,159
Liabilities assumed.........................................     (90,011)
Stock and warrants issued...................................     (32,563)
Promissory notes and other consideration issued.............     (38,089)
                                                                --------
Cash paid...................................................       6,496
  Less: cash acquired.......................................        (208)
                                                                --------
Net cash paid for acquisitions..............................    $  6,288
                                                                ========

                                                              THREE MONTHS
                                                                  ENDED
                                                              JUNE 30, 1997
                                                              -------------
Non cash investing and financing activities:
  Conversion of debt to stock and warrants..................     $2,720
  Exchange of a note receivable for common stock............     $1,750

NOTE 7 -- RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 128 -- Earnings per Share, was issued by the Financial Accounting Standards Board (FASB) in February 1997. The Company is required to adopt this statement in its third quarter of fiscal 1998. This statement replaces current earnings per share (EPS) reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     SFAS No. 129 -- Disclosure of Information about Capital Structure, was issued by the FASB in February 1997. The Company is required to adopt this statement in its third quarter of fiscal 1998. This statement establishes standards for disclosing information about the Company's capital structure. The adoption of this statement will not have an effect on the Company's consolidated financial statements.

     SFAS No. 130 -- Reporting Comprehensive Income, and SFAS No. 131 -- Disclosures about Segments of an Enterprise and Related Information, were issued by the FASB in June 1997 and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to, stockholders. SFAS No. 131 establishes standards for disclosures related to business operating segments. The Company is currently evaluating the impact that these statements will have on the consolidated financial statements.

NOTE 8 -- EARNINGS PER SHARE

     Primary earnings per share is based upon weighted average common shares outstanding and common stock equivalents, when dilutive. Common stock equivalents have been determined assuming the exercise of all dilutive stock options and warrants adjusted for the assumed repurchase of common stock, at the average market price, from the exercise proceeds. The fully diluted per share computation assumes the repurchase of common stock at the ending market price. For the quarter ended June 30, 1996, common share equivalents were excluded from this computation since they did not have a dilutive effect of 3% or more.

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company. See also "Factors Influencing Future Results and Accuracy of Forward Looking Statements" below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under
Item 1. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's most recent Annual Report on Form 10-K.

GENERAL OVERVIEW

     The Company was founded in 1981 and re-incorporated in Delaware in June 1986. Prior to April 11, 1996, the Company was called General Parametrics Corporation and operated as a manufacturer and marketer of color thermal and dye sublimation printers and related consumables, including ribbons, transparencies and paper. This business was discontinued by the Company during fiscal 1997. On April 9, 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to change the name of the Company from General Parametrics Corporation to Metal Management, Inc. Effective April 15, 1996, the Company formally changed its NASDAQ stock symbol to "MTLM". On April 25, 1996, the Board of Directors of the Company approved a change in the Company's fiscal year end from October 31 to March 31, effective April 1, 1996.

     The Company entered the scrap metal recycling industry on April 11, 1996, through its merger with EMCO Recycling Corp. ("EMCO"), headquartered in Phoenix, Arizona. As part of the strategic redirection, in April 1996, management announced plans to exit the Spectra*Star printer and consumables business. On July 16 1996, Mannesmann Tally ("Tally") acquired the inventory and related production equipment of the Spectra*Star business for approximately $1.3 million in cash and provided additional contingent consideration in the form of royalties on future sales of Spectra*Star printers and related consumables. The Company discontinued and sold its VideoShow and related products lines business ("VideoShow") in December 1996 for consideration substantially in the form of royalties on future sales of VideoShow equipment. The VideoShow consideration is not expected to be material to the Company.

     The Company and its wholly-owned subsidiaries are engaged in the business of dismantling, processing, marketing, brokering and recycling of both ferrous and non-ferrous metals with the goal of becoming one of the largest recyclers of scrap metal in North America. The Company operates twenty-four recycling centers in six states, including those operated through joint ventures, and resells processed scrap metal and other materials to domestic and foreign customers. MTLM intends to continue its expansion principally through acquisition to consolidate the highly fragmented scrap metal recycling industry. The Company believes that no single company is a significant processor of scrap metal on a national scale, although certain companies are significant processors on a local or regional scale. The Company's business operations, as of June 30, 1997, consisted of the following:

               SUBSIDIARY                                 LOCATION(S)                  DATE ACQUIRED
               ----------                                 -----------                  -------------
EMCO.....................................    Phoenix, Arizona                         April 11, 1996
MacLeod..................................    Los Angeles, California                  January 1, 1997
HouTex...................................    Houston, Texas                           January 7, 1997
Reserve..................................    Cleveland, Ohio and Chicago, Illinois    May 1, 1997
Isaac....................................    Maumee, Defiance, Bryan, Dayton and      June 23, 1997
                                             Cleveland, Ohio

     Pending acquisitions as of August 14, 1997 include:

                COMPANY                                           LOCATION(S)
                -------                                           -----------
Cozzi..................................    Chicago, Illinois and Pittsburgh, Pennsylvania
Proler.................................    Houston, Texas and Jackson, Mississippi
Superior...............................    Huntington Beach, California
Houston Compressed.....................    Houston, Texas
Salt River.............................    Phoenix, Arizona
Goldin Companies.......................    Gulfport, Mississippi, Mobile, Alabama and
                                           New Orleans, Louisiana
PerlCo.................................    Memphis, Tennessee

ACQUISITION STRATEGY

     MTLM believes that similar to the solid waste industry, the scrap metal recycling industry has recently begun to experience market consolidation due to, among other things: (1) significant capital requirements caused by expanding equipment needs and by more stringent environmental regulations; and (2) the desire of owners of independent scrap metal processors to sell closely-held businesses to companies with access to public capital markets.

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

RESULTS OF OPERATIONS (Q1 FISCAL 1998 VS. Q1 FISCAL 1997)

     During the quarter ended June 30, 1997 ("Q1 fiscal 1998"), the Company acquired Reserve Iron & Metal, L.P. ("Reserve") and four companies under common ownership comprising The Isaac Group ("Isaac"). Reserve was acquired on May 1, 1997 and Isaac was acquired on June 23, 1997. Both acquisitions are accounted for under the purchase method of accounting, and accordingly, their results from operations are included from the dates of acquisition. The Company's results from operations during the quarter ended June 30, 1996 ("Q1 fiscal 1997") only include the operations of EMCO which was acquired on April 11, 1996.

     Consolidated net sales for the quarter ended June 30, 1997 and 1996 in broad product categories were as follows ($ in thousands):

                                                      1997                               1996
                                         -------------------------------    -------------------------------
              COMMODITY                    WEIGHT      NET SALES     %        WEIGHT      NET SALES     %
              ---------                    ------      ---------     -        ------      ---------     -
Ferrous metals (tons)................       216,587     $26,385      49%        42,000     $ 4,944      31%
Non-ferrous metals (pounds)..........    28,273,526      17,636      32%    19,000,000      10,835      68%
Brokerage (tons).....................       142,709       9,111      17%            --           0       0%
Other................................            --       1,303       2%            --         199       1%
                                                        -------     ----                   -------     ----
                                                        $54,435     100%                   $15,978     100%
                                                        =======     ====                   =======     ====

     Ferrous sales represented 49% and 31% of consolidated net sales for the three months ended June 30, 1997 and 1996, respectively. The increase in ferrous sales, both in tons sold and as a percentage of total net sales, is due to the acquisitions of HouTex, Reserve and Isaac, which primarily sell ferrous metals. This increase in ferrous sales was partially offset by a $1.1 million decrease in ferrous sales at EMCO during the quarter ended June 30, 1997 as compared to same quarter last year attributable primarily to pricing pressures in the Phoenix market as a result of increased competition. The average selling price per ton for ferrous metals was $121.82 and $117.71 for the three months ended June 30, 1997 and 1996, respectively.

     Non-ferrous sales increased primarily due to the acquisition of MacLeod, which primarily sells non-ferrous metals. Non-ferrous sales at EMCO decreased by $2.0 million during the quarter ended June 30, 1997 compared to the comparable period in 1996 because of a reduction in volume due to increased competition. The average selling price per pound for non-ferrous metals was $.62 and $.57 for the three months ended June 30, 1997 and 1996, respectively. The increase in price per pound is attributable to the volume of copper sold by MacLeod, which generally sells for a higher price per pound compared to other non-ferrous metals.

     A portion of Reserve and Isaac's business involves the brokering of scrap iron and other metals for sale to foundries, mills and other brokers. Brokered metals are shipped directly to the customer from the supplier, thereby, requiring no processing of the metals and no inventory holding cost. For the three months ended June 30, 1997, the Company realized a 9% gross profit margin on brokered sales. Gross margins on brokered sales will vary depending on the type of metals and markets in which metals are brokered.

     Consolidated gross margin for the three months ended June 30, 1997 was $6.0 million, or 11% of net sales compared to $2.0 million, or 12.5% of net sales for the comparable period in 1996. The Company believes the change in gross margin reflects the broadening of its business from one operation in the quarter ended June 30, 1996 to five operations in the quarter ended June 30, 1997. The price of scrap metal is affected by regional and seasonal variations. Furthermore, prices for scrap metal are also impacted by broad and global cyclical movements and as such equilibrates supply and demand.

     Consolidated general and administrative expenses were $3.1 million and $1.3 million for the three months ended June 30, 1997 and 1996, respectively. The increase in general and administrative expenses reflects the incremental expenses incurred from the Company's acquisitions. Corporate overhead has also increased due to additions in corporate staff and corporate expenses (i.e. legal, audit, travel, etc.) to support the acquisition pace the Company is pursuing.

     Depreciation and amortization expense increased from $522,000 for the three months ended June 30, 1996 to $1.3 million for the three months ended June 30, 1997. The increase is attributed to the significant acquisitions of Isaac and Reserve.

     Interest expense increased from $233,000 for the three months ended June 30, 1996 to $1.2 million for the three months ended June 30, 1997 due to the issuance and assumption of debt associated with the acquisitions of MacLeod, Reserve and Isaac.

     Income tax expense for the three months ended June 30, 1997 was $216,000 for an effective tax rate of 49%. The effective tax rate is higher than the statutory rate primarily due to the permanent difference represented by non-deductible goodwill amortization.

     Net income from continuing operations was $221,000 ($.02 per share) for the three months ended June 30, 1997 as compared to $5,000 ($0.00 per share) for the comparable prior period. The increase reflects that the Company operated with five operations during the quarter ended June 30, 1997 compared to only one operation in the comparable prior period.

     Income from discontinued operations was $101,000 ($.00 per share) for the three months ended June 30, 1997 as compared to $146,000 ($.02 per share) for the comparable prior period. Income during the quarter ended June 30, 1997 mainly reflects the royalty income received by the Company from the sale of its Spectra*Star business, net of certain expenses paid. The quarter ended June 30, 1996 includes the full operation of the Spectra*Star business which was sold during July 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to pursue acquisitions in the scrap metal recycling industry and anticipates financing these acquisitions through the issuance of debt or equity. The Company will require substantial capital to fund future acquisitions and current operations. There can be no assurance that any additional financing will be available, or, in the event that it is, that it will be available in the amounts and on terms acceptable to the Company.

CASH FLOWS FROM CONTINUING OPERATIONS

     The Company's net cash flows from continuing operations decreased during the three months ended June 30, 1997 from the comparable period in 1996. The decrease mainly reflects an increase in accounts receivable and the exchange of a note receivable for $1.75 million in connection with the Private Placement. This note was collected with accrued interest on July 3, 1997.

CASH FLOWS FROM INVESTING ACTIVITIES

     During the three months ended June 30, 1997, the Company purchased approximately $.9 million of property and equipment and utilized cash of approximately $6.3 million for the acquisitions of and transaction costs related to Reserve and Isaac. Management anticipates the Company will continue to make acquisitions, make capital expenditures for new equipment, and upgrade and expand existing equipment and facilities. The Company expects that these expenditures may increase in the future due to the internal growth of the Company and business combinations.

CASH FLOWS FROM FINANCING ACTIVITIES

     During the quarter ended June 30, 1997, the Company received proceeds from a private offering of 2,025,000 shares of restricted common stock which aggregated to $13.0 million. Subsequent to the end of the quarter, the Company received payment of $1.75 million which brought total proceeds raised from the private offering to approximately $14.7 million. The proceeds from the private offering were used to fund the acquisition of Reserve and used to pay debt associated with the acquisitions of MacLeod and HouTex. Borrowings on lines-of-credit increased to fund working capital requirements. The Company anticipates growing through acquisitions and will require additional debt or equity to fund pending acquisitions.

CASH FLOWS FROM DISCONTINUED OPERATIONS

     The Company's cash flows from discontinued operations for the quarter ended June 30, 1997 reflects royalty income received from the sale of the Spectra*Star business. Cash flows during the comparable period last year reflect the cash generated by the operations of the Spectra*Star business.

FINANCIAL CONDITION

     The Company's principal sources of funding are its existing cash and cash equivalents balances, collection of accounts receivable and proceeds from lines of credit and other borrowing agreements. At June 30, 1997, the Company had $3.8 million in cash and cash equivalents versus $5.7 million at March 31, 1997.

  Significant Cash Transactions During the Quarter

     During the quarter, the Company completed certain significant debt and equity transactions. The Company raised approximately $13.0 million in cash during the quarter from the Private Placement. The Company also entered into a $6.0 million revolving and term loan with a commercial bank and received proceeds of $4.5 million from that loan. During the quarter, the Company paid approximately $10.0 million of notes which were issued in connection with the acquisition of MacLeod and HouTex and utilized $5.9 million of cash for the acquisition of Reserve.

  Significant Cash Transactions Subsequent to June 30, 1997

     On August 8, 1997, the Company issued 21,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (stated value of $1,000 per share), to two institutional investors for an aggregate purchase price of $21.0 million. The net proceeds received by the Company were $19.95 million. On July 3, 1997, the Company also collected a $1.75 million short-term note receivable which was received in connection with the Private Placement.

  Cash Requirements for Pending Acquisitions

     In connection with each of the pending acquisitions, the Company has agreed that the cash portion (excluding transaction costs) of the purchase price will not exceed (in thousands):

Cozzi.......................................................    $ 6,000
Proler......................................................     15,000
Superior....................................................      1,800
Salt River..................................................      1,500
Goldin Companies............................................      7,150
                                                                -------
Total.......................................................    $31,450
                                                                =======

     There can be no assurance that any of these acquisitions will close. The Company's existing cash and cash equivalents will not be sufficient to fund all of these acquisitions. The Company is seeking other financing sources to meet such obligations but no assurances can be provided that such financing will be available when needed, or that, if available, it will be on satisfactory terms.

  Cash Requirements for Maturing Debt Obligations

     In connection with the Isaac acquisition, the Company issued approximately $20.6 million of short-term notes of which $10.6 million is due on November 15, 1997 and $10.0 million is due on February 15, 1998. In addition, the Company has guaranteed $8.5 million of notes recorded by Isaac to two former shareholders of Isaac, of which $2.8 million is due on February 15, 1998. The Company may extend the due date on the $10.6 million note by three one-month periods by issuing to the note holders warrants to purchase 100,000 shares of common stock per extension. The Company's existing cash and cash equivalents may not be sufficient to fund these obligations. The Company is seeking other financing sources to meet such obligations but no assurances can be provided that such financing will be available when needed, or that, if available, it will be on satisfactory terms.

  Working Capital Availability and Requirements

     Accounts receivable balances increased from $9.6 million at March 31, 1997 to $54.3 million at June 30, 1997 due to the recent acquisitions of Reserve and Isaac. Accounts receivable at EMCO, MacLeod and HouTex remained unchanged during the two periods. Accounts payable increased from $5.2 million at March 31, 1997 to $47.3 million at June 30, 1997 due to the recent acquisitions.

     Inventory levels vary at each of the Company's subsidiaries based on levels determined by managers of each respective subsidiary. Inventory on hand consisted of the following ($ in thousands):

                                                                 JUNE 30, 1997     MARCH 31, 1997
                                                                ---------------    --------------
                         COMMODITY                               VALUE      %      VALUE      %
                         ---------                               -----      -      -----      -
Ferrous metals..............................................    $36,269     83%    $2,707     32%
Non-ferrous metals..........................................      6,448     15%     4,754     57%
Other.......................................................      1,045      2%       954     11%
                                                                -------    ----    ------    ----
                                                                $43,762    100%    $8,415    100%
                                                                =======    ====    ======    ====

     The increase in value of ferrous metals is primarily due to the acquisitions of Reserve and Isaac which mainly sell ferrous metals. The value of non-ferrous metals also increased due to the acquisition of Reserve as well as an increase in inventory levels at certain of the Company's businesses since March 31, 1997.

     Property and equipment increased from $20.2 million at March 31, 1997 to $53.1 million at June 30, 1997, as a result of various business acquisitions and increased capital expenditures at the Company's existing businesses. The Company expects to make substantial investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions. In particular, EMCO may require substantial capital investment to replace old equipment and to put into service additional processing equipment.

     The Company and its wholly-owned subsidiaries have various revolving lines of credit with commercial lenders which provide for revolving credit at interest rates that range from 0% to 1.75% in excess of the lenders' prime rates. The Company's ability to borrow under the lines of credit is based primarily on its accounts receivable and inventory balances. At June 30, 1997, the Company had approximately $8.1 million available under its various lines of credit.

     Scrap metal recycling companies have substantial ongoing working capital and capital equipment requirements in order to continue to operate and grow. For example, through June 30, 1997, the Company advanced approximately $6.5 million to EMCO for working capital requirements. As a result, the Company will seek equity or debt financing to fund future improvements and expansion of its scrap metal recycling businesses as well as to make other acquisitions of scrap metal recycling facilities. There can be no assurance that such financing will be available when needed, or that, if available, it will be on satisfactory terms. The failure to obtain financing may cause the Company to default on certain existing debt obligations and would hinder the Company's ability to make continued investments in capital equipment and pursue expansions, which could materially adversely affect results of operations and financial condition. Any equity financing which is undertaken would result in dilution to the then-existing stockholders of the Company. See "Factors Influencing Future Results -- Risk of Dilution to Existing Stockholders."

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

LIMITED OPERATING HISTORY

     Prior to the EMCO merger in April 1996, the Company had no history of operations in the scrap metal recycling industry. The acquired companies have not previously operated as subsidiaries of a public holding company subject to formal accounting and reporting requirements. Consequently, in order to transition the acquired companies, the Company will have to continue to establish information systems, internal controls, and hire managers with appropriate skills to insure the timeliness and accuracy of financial reports. During fiscal 1997, the Company announced restatement of certain financial results and amended its second and third quarter reports on Form 10-Q due to accounting errors at EMCO. In addition, the acquired companies have historically been organized in a manner in which its management and ownership were the same. The management of the acquired companies have not previously reported to management responsible for diverse operations and have had limited experience in executing consolidation strategies on the scale being pursued by the Company. Furthermore, the success of the consolidation strategy is dependent in part on the ability of the Company's management to oversee diverse operations and to successfully integrate processing, marketing and other resources of the acquired companies. The Company's management team has not previously had experience in such capacity.

IMMEDIATE AND FUTURE CAPITAL REQUIREMENTS

     The Company is pursuing an aggressive acquisition strategy which requires substantial amounts of capital. For example, to accomplish only the acquisitions of Cozzi and Proler, the Company will be required to have $21.0 million to fund the cash portions of purchase consideration. The Company is evaluating various financing strategies and alternatives to obtain sufficient capital to close the acquisitions of Cozzi and Proler and to provide working capital support and to fund future acquisitions; however, no assurance can be provided that sufficient funds on acceptable terms will become available. Failure to raise sufficient capital to close the Cozzi and Proler acquisitions, or other acquisitions could adversely affect the Company and its stock price.

SHORT TERM BORROWING STRATEGIES TO FUND ACQUISITIONS

     The Company intends to continue an acquisition strategy which will utilize seller note obligations with short term as well as long term maturities. The issuances of seller notes may provide restrictive covenants on the Company. For example, the seller notes issued to acquire HouTex, MacLeod, Reserve and Isaac provided restrictions on the ability of the Company to unilaterally direct or control the operations of HouTex, MacLeod, Reserve or Isaac until the seller notes were repaid. The seller notes issued also provided pledges of the stock of the acquired entities and certain other restrictive covenants. The seller notes issued to acquire Reserve and Isaac remain unpaid, and no assurance can be provided that the Company will access capital on acceptable terms in adequate time frames to repay these notes or other seller note obligations issued in the future. An inability to repay seller note obligations would have adverse consequences to the Company.

SUBSTANTIAL LEVERAGE

     As a result of the recent mergers and acquisitions, the Company, as of June 30, 1997, had approximately $166.5 million in consolidated liabilities. In order to pursue expansion and acquisition opportunities, the Company expects to incur additional debt, either through bank or credit lines or the sale of debt securities in registered or unregistered transactions, as well as any additional equity financing it may undertake. The servicing of such present and future debt of the Company will utilize cash either in the form of cash on hand or cash generated by operating and financing activities.

     As of June 30, 1997, the Company had a long-term debt (including current portions of long-term debt) to total capital ratio of 54%. The degree to which the Company is leveraged could have adverse consequences to the Company including the following: (1) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (2) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest; and (3) the Company will be more vulnerable to an economic downturn in the scrap metal recycling industry which has historically been sensitive to changes in general economic conditions.

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

CONTROL OF COMPANY BY MANAGEMENT, PRINCIPAL STOCKHOLDERS AND MEMBERS OF THE BOARD OF DIRECTORS

     As a result of the acquisitions, Messrs. Jacobs and Jennings, together with other members of the Board of Directors and other Principal Stockholders, have sufficient voting power to control the outcome of all matters (including the election of directors and future mergers, acquisitions or sale of assets) submitted to stockholders for approval and may be deemed to have effective control over the affairs and management of the Company. Messrs. Jacobs and Jennings along with the existing members of the Board of Directors of the Company, currently beneficially own approximately 40% of the Company's issued and outstanding common stock. To date, the Directors of the Company have voted in support of initiatives recommended by Messrs. Jacobs and Jennings. There can be no assurance that such support will continue in the future with respect to voting by Directors. The Cozzi merger, if consummated, will result in 66% ownership of the Company's common stock by management, members of the Board of Directors and Cozzi shareholders which further concentrates ownership and control among principals of the Company.

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

     On May 16, 1997, the Company executed a definitive agreement to merge a subsidiary of the Company with Cozzi. The definitive agreement requires the Company to seek approval from Cozzi shareholders prior to executing certain strategic actions up to the closing of the Cozzi merger or termination thereof. Actions that require approval by the Cozzi shareholders included but are not limited to:

     1. Amendments to or changes of the Company's charter or bylaws.

     2.Issuance of equity, except those contemplated by Section 5.2(b) of the merger agreement.

     3.Changes in management of the Company or changes in the compensation provided to officers and directors of the Company.

     4.Acquisitions of companies, except those contemplated by Section 5.2(e) of the merger agreement.

     5. Incurrence of any indebtedness or other significant financing transactions.

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

PRICE FLUCTUATIONS

     The Company's results of operations have been in the past, and the results of operations of the overall Company are expected to be, subject to price fluctuations that occur in the metals commodities markets. A further decline in commodity prices could further reduce revenues and net income prospectively. Such losses could have a material adverse effect on the Company's results of operations and liquidity of the Company.

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

CONCENTRATION OF CUSTOMERS AND CREDIT RISK

     For the three months ended June 30, 1997, the Company's ten largest customers represented 49.9% of consolidated net sales and 39.8% of net accounts receivable. Customers which represented at least 10% of net sales for the three months ended June 30, 1997 were David J. Joseph and Company (10.7% of net sales and 5.7% of accounts receivable) and Republic Engineered Steel, Inc. (10.1% of net sales and 15.0% of accounts receivable). The loss of any one of the Company's significant customers could affect the Company's results of operations and cash flows.

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

OPERATING LOSSES AT EMCO

     EMCO has incurred operating losses and required capital infusions since the April 1996 merger. Management believes that the losses have resulted primarily from unfavorable market conditions in Arizona, from operation of antiquated and inefficient machinery and equipment, from lack of certain machinery and equipment, and from certain operational issues. During fiscal 1997, in an effort to abate such operating losses, the Company initiated efforts to restructure the operations of EMCO. The restructuring has reduced expenses by primarily eliminating the utilization of certain leased equipment, reducing the size of the workforce, and reducing the cost of outside processing from certain vendors. In addition, as a part of the restructuring program, EMCO management initiated a review of the buying and selling departments. The Company is not certain whether it will be able to accomplish a successful restructuring of EMCO's business.

     As part of the Cozzi merger, the Company will own 50% of the Salt River joint venture owned by Cozzi in Phoenix, Arizona. On August 4, 1997, the Company signed a letter of intent to purchase the other 50% interest of the joint venture from Newell Phoenix L.L.C. It is the Company's intention to combine the operations of Salt River with the EMCO operations. There can be no assurance that either the Cozzi or the Newell Phoenix transaction will close, or if both transactions close, there can be no assurance that any integration or consolidation of EMCO's business with Salt River will be successful.

RISK OF DILUTION TO EXISTING STOCKHOLDERS

     The Company's strategy of expansion and additional acquisitions will require it to issue additional shares of common stock or securities convertible into common stock as consideration for additional acquisitions. Common stock may be issued at a discount to the market price and issuance of a material amount of common stock or such securities would result in significant dilution to the then-existing stockholders of the Company. For example, the Cozzi merger, if consummated, will result in the issuance of an additional 11.5 million shares of common stock and warrants to purchase at least 3.0 million shares of common stock. The Company expects to be required to seek equity financing to meet future capital requirements, which would also result in additional dilution. See "Immediate and Future Capital Requirements."

VOLATILITY OF STOCK PRICE

     The Company's stock price has been, and in the future is expected to be, volatile and to experience market fluctuation as a result of a number of factors, including, but not limited to, merger and acquisition announcements and developments, current and anticipated results of operations, future product offerings by the Company or its competitors and factors unrelated to the operating performance of the Company. The trading price of the Company's Common Stock may also vary as a result of changes in the business, operations or financial results of the Company, prospects of general market and economic conditions, additional future proposed acquisitions by the Company and other factors. Failure in any quarter to meet the investment community's revenues or earnings expectations, if any, could have an adverse impact on the Company's stock price, as could sales of large amounts of stock by existing stockholders. In addition, sales of substantial amounts of the Company's common stock in the public market could adversely affect the market price of the Company's common stock. In the event the market price were adversely affected by such sales, the Company's access to equity capital markets could be adversely affected and issuances of common stock by MTLM in connection with acquisitions, or otherwise, could dilute future earnings per share.

     Management believes that the investment public has factored the closing of the Cozzi and Proler mergers as well as potential future acquisitions into the Company's current stock price. If the Cozzi, Proler or any future acquisitions do not close, an adverse impact may occur on the Company's stock price.

POTENTIAL REDEMPTION OF SERIES A PREFERRED STOCK

     On August 8, 1997, the Company issued 21,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (stated value of $1,000 per share) (the "Series A Preferred Stock"). If the convertibility provisions of the Series A Preferred Stock are not approved by the Stockholders, the Company will be required to redeem the Series A Preferred Stock at a redemption price equal to the sum of $1,000 per share plus all accrued and unpaid dividends plus interest at an annual rate of 15% on the stated value of $1,000 per share from the date the Series A Preferred Stock was purchased to the redemption date. If the Company has obtained Stockholder approval ("Stockholder Approval") of the convertibility provisions of the Series A Preferred Stock, but has not filed a registration statement (the "Registration Statement") covering the common stock issuable upon conversion of the Series A Preferred Stock, within thirty days of receiving

Stockholder Approval, or if the Registration Statement is not declared effective within 120 days after Stockholder Approval is obtained, then the Company will be obligated to pay the holders of the Series A Preferred Stock a fee of $420,000 per month, equal to 2.0% of the stated value of the Series A Preferred Stock, in cash or in the form of additional shares of Preferred Stock.

     The Company also will be obligated to redeem the shares of Series A Preferred Stock at a redemption price equal to 120% of the sum of $1,000 per share plus all accrued and unpaid dividends if any of the following occur: (i) the Registration Statement is not declared effective within 120 days after Stockholder Approval is obtained or if it has been declared effective but the effectiveness lapses for any reason other than due to factors solely within the control of the holders of the Series A Preferred Stock; (ii) the Company breaches in any material respect certain agreements entered into in connection with the sale of the Series A Preferred Stock; (iii) the Company sells all or substantially all of its assets, engages in a transaction in which more than 50% of the voting power of the Company is disposed of, or merges or consolidates with any entity other than Cozzi, immediately following which the Company's prior stockholders do not own at least 50% of the surviving entity; or (iv) the Common Stock is no longer listed for quotation on the NASDAQ National Market System or another national securities exchange. There can be no assurances that if the Company were required to redeem the shares of Series A Preferred Stock, it would have sufficient cash, or be able to obtaining financing on reasonable terms, if at all, to fund this redemption. If the Company were unable to redeem the shares of Series A Preferred Stock, then the Company would be obligated to pay additional dividends and fees to the holders of the Series A Preferred Stock. The payment of these additional dividends and fees could have a material adverse effect on the Company's financial condition and results of operations.

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

                          PART II -- OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

ITEM 2: CHANGES IN SECURITIES

     (c) Sales and/or Issuances of unregistered shares during the three months ended June 30, 1997: Each of the private placements of common stock described below was made to a limited number of investors, including accredited investors, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     On April 15, 1997, Clend Investment, beneficially owned, in part, by Mike Melnik, a director of the Company, converted $1.0 million of its note payable into 182,481 shares of unregistered common stock. On May 29, 1997, Ian MacLeod, a director of the Company, converted $1.0 million of a note payable into 160,000 shares of unregistered common stock.

     In April 1997, the Board of Directors approved a private placement of up to 2,025,000 shares unregistered common stock at $7.25 per share (the "Private Placement"). The Private Placement was fully subscribed and all shares available for sale have been issued. Five directors of the Company, including Gerard M. Jacobs, T. Benjamin Jennings, Donald F. Moorehead, Jr., George O. Moorehead and Harold Rubenstein collectively purchased 260,000 shares in the Private Placement. A purchaser of 1.0 million shares of unregistered common stock in the Private Placement, who is not a director or employee, provided consideration comprised of $5.0 million in cash and a short term note. The note and all accrued interest was collected on July 3, 1997.

     In connection with the Company's acquisition of Reserve on May 1, 1997, the Company issued warrants to purchase 1.575 million shares of unregistered common stock, at exercise prices ranging from $3.50 to $9.90 per share (exercise prices are subject to adjustment). A total of 840,000 of the warrants were issued to Paul D. Joseph, a Director of the Company.

     In connection with the Company's acquisition of Isaac on June 23, 1997, the Company issued 1,942,857 shares of unregistered common stock valued at $21.1 million and warrants to purchase 462,500 shares of unregistered common stock at exercise prices ranging from $10.80 to $11.70 per share. A total of 540,856 shares of the unregistered common stock and all 462,500 warrants were issued to George A. Isaac, III, a director of the Company.

     On June 23, 1997, the Company and George A. Isaac III entered into a 5 year employment agreement whereby warrants to purchase 76,923 shares of unregistered Common stock were issued at an exercise price of $13.00 per share. Also, the Company granted Mr. Isaac warrants to purchase 287,500 shares of unregistered common stock at an exercise price of $11.70 per share in consideration for entering into a non-compete agreement which extends 3 years beyond the final date of employment.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          See Exhibit Index

     (b) Reports on Form 8-K

          The following reports on Form 8-K were filed during the first quarter of fiscal 1998:

          (1) Form 8-K dated April 30, 1997 reporting the terms of the Reserve, Cozzi and Proler acquisitions.

          (2) Amendment Number 2 on Form 8-K on April 26, 1997, dated January 1, 1997, to provide interim financial statements and pro forma financial information relating to the acquisition of the MacLeod Companies.

          (3) Amendment Number 2 on Form 8-K on April 26, 1997, dated January 7, 1997, to provide interim financial statements and pro forma financial information relating to the acquisition of the HouTex Metals Company, Inc.

          (4) Form 8-K on May 15, 1997, dated May 1, 1997, disclosing the terms of the acquisition agreement with Reserve Iron & Metal, L.P.

          (5) Form 8-K dated June 2, 1997 reporting the signing of a definitive merger agreement with Cozzi Iron and Metal.

          (6) Form 8-K on July 8, 1997, dated June 23, 1997, disclosing the terms of the acquisition agreement with the Isaac Group.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          METAL MANAGEMENT, INC.

                                          By:     /s/ GERARD M. JACOBS
                                            ------------------------------------
                                                      Gerard M. Jacobs
                                                  Director, President and
                                                  Chief Executive Officer

                                          By:   /s/ T. BENJAMIN JENNINGS
                                            ------------------------------------
                                                    T. Benjamin Jennings
                                              Director, Chairman of the Board
                                               and Chief Development Officer

                                          By:      /s/ ROBERT C. LARRY
                                            ------------------------------------
                                                      Robert C. Larry
                                                  Vice President, Finance
                                                and Chief Financial Officer

                                          Date: August 14, 1997

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX

NUMBER AND DESCRIPTION OF EXHIBIT
---------------------------------
 2.1  Purchase Agreement, dated as of March 10, 1997, between
      Registrant and BancBoston Ventures, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's report on Form
      8-K dated May 15, 1997).

 2.2 Purchase Agreement, dated as of January 17, 1997, among Registrant, P. Joseph Iron & Metal, Inc., the sole general partner of Reserve Iron & Metal Limited Partnership, and Paul D. Joseph, Steven Joseph and Scott Joseph (incorporated by reference to Exhibit 2.2 of the Registrant's report on Form 8-K dated May 15, 1997).

 2.3 First Amendment to Purchase Agreement, dated as of March 6, 1997, among Registrant, P. Joseph Iron & Metal, Inc., the sole general partner of Reserve Iron & Metal Limited Partnership, and Paul D. Joseph, Steven Joseph and Scott Joseph (incorporated by reference to Exhibit 2.3 of the Registrant's report on Form 8-K dated May 15, 1997).

 2.4 Second Amendment to Purchase Agreement, dated May 1, 1997, among Registrant, P. Joseph Iron & Metal, Inc., the sole general partner of Reserve Iron & Metal Limited Partnership, and Paul D. Joseph, Steven Joseph and Scott Joseph
      (incorporated by reference to Exhibit 2.4 of the Registrant's report on Form 8-K dated May 15, 1997).

 2.5 Merger agreement dated May 16, 1997 among the Registrant, CIM Acquisition, Co., Cozzi Iron & Metal, Inc., Albert A. Cozzi, Frank J. Cozzi and Gregory P. Cozzi (sole shareholders of Cozzi) (incorporated by reference to Exhibit
      2.10 of the Registrant's report on Form 10-K for the year ended March 31, 1997).

 2.6  Form of Stockholders Agreement for Metal Management Inc.
      (incorporated by reference to Exhibit 2.11 of the Registrant's report on Form 10-K for the year ended March
      31, 1997).

 2.7 Purchase Agreement -- Common Stock of The Isaac Corporation, Ferrex Trading Corporation, Paulding Recycling, Inc. and Briquetting Corporation of America and Plan of Merger By and Among Registrant, Isaac Acquisition Corporation and Ferrex Trading Corporation, dated June 23, 1997 (incorporated by reference to Exhibit 2.1 of the Registrant's report on Form 8-K dated July 8, 1997).

 3.1 Amended and Restated Bylaws, as amended through May 24, 1997 (incorporated by reference to Exhibit 3.1 of the Registrant's report on Form 10-K for the year ended March
      31, 1997).

 3.2  Certificate of Designations, Preferences and Rights of
      Series A Convertible Preferred Stock of the Registrant.

 4.1 Securities Purchase Agreement, dated August 8, 1997, between the Registrant and Proprietary Convertible Investment Group, Inc. and Advantage Fund Limited.

 4.2 Registration Rights Agreement, dated August 8, 1997, between the Registrant and Proprietary Convertible Investment Group, Inc. and Advantage Fund Limited.

10.1  Employment Agreement dated May 1, 1997 between the
      Registrant and Paul D. Joseph (incorporated by reference to
      Exhibit 10.19 of the Registrant's report on Form 10-K for the year ended March 31, 1997).

10.2  Employment Agreement dated June 23, 1997 between the
      Registrant and George A. Isaac, III (incorporated by reference to Exhibit 2.2 of the Registrant's report on Form
      8-K dated July 8, 1997).

10.3 Credit Agreement among The Isaac Corporation, Ferrex Trading Corporation, Paulding Recycling, Inc. and Briquetting Corporation of America and BT Commercial Corporation, dated as of June 23, 1997 (incorporated by reference to Exhibit
      2.3 of the Registrant's report on Form 8-K dated July 8,
      1997).

11.1  Computation of Net income per share.

27.1  Financial Data Schedule.