Form 10-Q
period 1997-09-30
METAL MANAGEMENT INC
filed 1997-10-17
CIK 795665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 1997

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

     As of October 14, 1997, the Registrant had 16,550,079 shares of Common Stock outstanding.

                                     INDEX

                                                                             PAGE
                                                                             ----
PART I: FINANCIAL INFORMATION
ITEM 1:        Financial Statements
                                                                               1
               Consolidated Condensed Balance Sheets -- September 30, 1997
                 (unaudited) and March 31, 1997............................
                                                                               2
               Consolidated Condensed Statements of Operations -- three
                 months and six months ended September 30, 1997 and 1996
                 (unaudited)...............................................
                                                                               3
               Consolidated Condensed Statements of Cash Flows -- six
                 months ended September 30, 1997 and 1996 (unaudited)......
                                                                               4
               Notes to Consolidated Condensed Financial Statements
                 (unaudited)...............................................
ITEM 2:        Management's Discussion and Analysis of Financial Condition    10
                 and Results of Operations.................................
PART II: OTHER INFORMATION
ITEM 1:        Legal Proceedings...........................................   28
ITEM 2:        Changes in Securities.......................................   28
ITEM 5:        Other Information...........................................   29
ITEM 6:        Exhibits and Reports on Form 8-K............................   29
                                                                              30
               SIGNATURES..................................................
                                                                              31
               Exhibit Index...............................................

PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   MARCH 31,
                                                                  1997          1997
                                                              -------------   ---------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 11,999       $ 5,718
  Accounts receivable, net..................................      50,518         9,560
  Notes receivable from related parties.....................           0           406
  Inventories...............................................      34,978         8,415
  Prepaid expenses and other assets.........................       2,831         1,609
                                                                --------       -------
     Total current assets...................................     100,326        25,708
Property and equipment, net.................................      57,479        20,208
Goodwill and other intangibles, net.........................     107,953        23,484
Other assets................................................       1,911           725
                                                                --------       -------
     Total assets...........................................    $267,669       $70,125
                                                                ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Operating lines-of-credit.................................    $ 14,297       $ 7,887
  Accounts payable..........................................      34,220         5,246
  Other accrued liabilities.................................      10,446         2,746
  Current portion of notes payable to related parties.......      33,083        12,575
  Current portion of long-term debt.........................       3,037        10,809
                                                                --------       -------
     Total current liabilities..............................      95,083        39,263
Long-term notes payable to related parties, less current
  portion...................................................      27,992         1,430
Long-term debt, less current portion........................      22,132         3,740
Deferred taxes..............................................       7,462         1,411
Other liabilities...........................................       2,040         1,133
                                                                --------       -------
     Total liabilities......................................     154,709        46,977
Convertible Preferred Stock -- Series A.....................      24,323             0
Stockholders' equity:
  Common stock..............................................         165           102
  Warrants..................................................      15,451         1,351
  Additional paid-in-capital................................      67,592        16,628
  Retained earnings.........................................       5,429         5,067
                                                                --------       -------
     Total stockholders' equity.............................      88,637        23,148
                                                                --------       -------
     Total liabilities and stockholders' equity.............    $267,669       $70,125
                                                                ========       =======

    The accompanying notes are an integral part of the financial statements.

                             METAL MANAGEMENT INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                             -----------------------------   -----------------------------
                                             SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                 1997            1996            1997            1996
                                             -------------   -------------   -------------   -------------
Net sales..................................    $102,911         $13,963        $157,346         $29,942
Cost of sales..............................      92,757          13,140         141,218          27,118
                                               --------         -------        --------         -------
Gross profit...............................      10,154             823          16,128           2,824
Operating expenses:
  General and administrative...............       5,098           1,456           8,197           2,736
  Depreciation and amortization............       2,402             390           3,653             912
                                               --------         -------        --------         -------
Total operating expenses...................       7,500           1,846          11,850           3,648
                                               --------         -------        --------         -------
Operating income (loss) from continuing
  operations...............................       2,654          (1,023)          4,278            (824)
Interest expense...........................      (2,317)           (216)         (3,565)           (450)
Other income...............................         350              70             411             109
                                               --------         -------        --------         -------
Income (loss) from continuing operations
  before income taxes and discontinued
  operations...............................         687          (1,169)          1,124          (1,165)
Provision (benefit) for income taxes.......         382            (254)            598            (254)
                                               --------         -------        --------         -------
Income (loss) from continuing operations...         305            (915)            526            (911)
Discontinued operations:
  Gain on sale of assets on former product
     lines of GPAR, net of income taxes....         107             138             208             138
  Income from operations of former product
     lines of GPAR, net of income taxes....           0               9               0             156
                                               --------         -------        --------         -------
Net income (loss)..........................    $    412         $  (768)       $    734         $  (617)
Accretion of preferred stock to redemption
  value....................................          57               0              57               0
Preferred stock dividends..................         315               0             315               0
                                               --------         -------        --------         -------
Net income (loss) applicable to common
  stock....................................    $     40         $  (768)       $    362            (617)
                                               ========         =======        ========         =======
Primary earnings (loss) per common share
  for:
  Continuing operations applicable to
     common stock..........................    $   0.00         $ (0.10)       $   0.01         $ (0.10)
  Gain on sale of discontinued
     operations............................    $   0.01         $  0.02        $   0.01         $  0.01
  Income from discontinued operations......    $   0.00         $  0.00        $   0.00         $  0.02
  Net income (loss) applicable to
     common stock..........................    $   0.00         $ (0.08)       $   0.02         $ (0.07)
Weighted average primary shares
  outstanding..............................      19,154           8,925          16,553           8,925
Fully diluted earnings (loss) per share
  for:
  Continuing operations applicable to
     common stock..........................    $   0.00         $ (0.10)       $   0.01         $ (0.10)
  Gain on sale of discontinued
     operations............................    $   0.01         $  0.02        $   0.01         $  0.01
  Income from discontinued operations......    $   0.00         $  0.00        $   0.00         $  0.02
  Net income (loss) applicable to
     common stock..........................    $   0.00         $ (0.08)       $   0.02         $ (0.07)
Weighted average fully diluted shares
  outstanding..............................      19,561           8,925          18,060           8,925

    The accompanying notes are an integral part of the financial statements.

                             METAL MANAGEMENT INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                FOR THE SIX MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1997            1996
                                                              -------------   -------------
Cash flows from continuing operations:
Net income (loss) from continuing operations................    $    526         $  (911)
Adjustments to reconcile net income (loss) from continuing
  operations to cash flows from continuing operations:
     Depreciation and amortization..........................       3,653             912
     Other..................................................        (112)              0
  Changes in assets and liabilities, net of acquisitions:
     Accounts receivable, net...............................       1,828             150
     Inventories............................................      11,512            (134)
     Accounts payable.......................................     (15,778)         (1,443)
     Other..................................................      (2,987)          1,460
                                                                --------         -------
Cash flows from continuing operations.......................      (1,358)             34
Cash flows used by investing activities:
  Marketable securities sold................................           0           2,229
  Purchases of property and equipment.......................      (1,815)         (1,502)
  Acquisitions, net of cash acquired........................     (14,092)           (909)
  Other.....................................................         601               0
                                                                --------         -------
Net cash used by investing activities.......................     (15,306)           (182)
Cash flows provided (used) by financing activities:
  Net borrowings (repayments) on lines-of-credit............       1,379            (790)
  Issuances of long-term debt...............................         187               0
  Repayments of long-term debt..............................     (18,000)         (1,835)
  Issuances of common stock.................................      15,294             224
  Issuances of convertible preferred stock..................      23,950               0
  Other.....................................................         (73)              0
                                                                --------         -------
Net cash provided (used) by financing activities............      22,737          (2,401)
                                                                --------         -------
Cash flows from discontinued operations.....................         208           3,804
                                                                --------         -------
Net increase in cash and cash equivalents...................       6,281           1,255
Cash and cash equivalents at beginning of period............       5,718           3,093
                                                                --------         -------
Cash and cash equivalents at end of period..................    $ 11,999         $ 4,348
                                                                ========         =======

    The accompanying notes are an integral part of the financial statements.

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

     The accompanying financial statements include the financial position and results of operations of Proler Southwest, Inc. and Proler Steelworks, L.L.C. (collectively "Proler"), which the Company acquired in August 1997 (see Note 2 -- Acquisitions). The Proler transaction has been accounted for using the purchase method of accounting.

     During the first quarter of fiscal 1997, the Company discontinued its Spectra*Star and consumables business and its VideoShow product and related product lines businesses. During the second quarter of fiscal 1997, the Spectra*Star inventory and related production equipment was sold for approximately $1.3 million in cash and other contingent consideration in the form of royalties on future revenues from the sale of Spectra*Star printers and related consumables. The VideoShow business was sold in the third quarter of fiscal 1997 for consideration in the form of royalties on future revenues from the sale of VideoShow products. The royalties received during fiscal 1998 are reflected as an addition to gain on sale.

NOTE 2 -- ACQUISITIONS

  Acquisitions completed during six months ended September 30, 1997

     In August 1997, the Company acquired Proler, headquartered in Houston, Texas. The acquisition of Proler resulted in the issuance of 1,750,000 shares of common stock, warrants to purchase 375,000 shares of common stock at an exercise price of $6.00 per share, $7.5 million in cash, $8.1 million of short-term notes, and $2.4 million of long-term notes. In connection with the acquisition, William T. Proler joined the Company as a Director and entered into a 5 year employment agreement. The acquisition of Proler resulted in a preliminary allocation of excess purchase price over the fair value of net assets acquired of $26.0 million.

     In June 1997, the Company acquired four companies under common ownership comprising The Isaac Group ("Isaac"), headquartered in Maumee, Ohio. The Isaac Group is comprised of Ferrex Trading Corporation, The Isaac Corporation, Paulding Recycling, Inc. and Briquetting Corporation of America. The acquisition of Isaac resulted in the issuance of 1,942,857 shares of common stock, warrants to purchase 462,500 shares of common stock, at exercise prices ranging from $10.80 to $11.70 per share, $20,582,300 of short-term notes, and $15,964,601 of long-term notes. In addition, the Company assumed the payment of $8,544,200 of notes of Isaac payable to two former shareholders of the Isaac Group. In connection with the acquisition, George A. Isaac III joined the Company as an Executive Vice-President and Director and entered into a 5 year employment agreement with the Company containing a non-compete agreement which extends

                                  (UNAUDITED)

for 3 years beyond the term of the employment agreement. As part of the employment agreement, Mr. Isaac received warrants to purchase 76,923 shares of MTLM common stock at an exercise price of $13.00 per share. In consideration for entering into a non-compete agreement, the Company granted Mr. Isaac warrants to purchase 287,500 shares of MTLM common stock at an exercise price of $11.70 per share. The acquisition of Isaac resulted in a preliminary allocation of excess purchase price over the fair value of net assets acquired of $48.5 million and a preliminary allocation of an intangible asset from a noncompete agreement valued at $1.8 million.

     In May 1997, the Company acquired Reserve Iron & Metal L.P. ("Reserve"), headquartered in Cleveland, Ohio. The acquisition of Reserve resulted in the issuance of approximately $5.9 million in cash, $1.5 million in a promissory note, warrants to purchase up to 1.4 million shares of common stock and the assumption of debt. The promissory note is convertible into common stock. In connection with the acquisition, Paul D. Joseph joined the Company as a Director and entered into a 10 year employment agreement with the Company. The acquisition of Reserve resulted in an preliminary allocation of excess purchase price over the fair value of net assets acquired of $7.2 million.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, MacLeod Group ("MacLeod"), HouTex Metals Company, Inc. ("HouTex"), Reserve, Isaac, Proler and the sale of convertible preferred stock (see Note 4) as if these transactions had occurred on April 1, 1996. The MacLeod and HouTex acquisitions were completed by the Company during the fourth quarter of fiscal 1997. The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets, additional amortization expense as a result of goodwill and interest expense related to acquisition debt. The pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been in effect on April 1, 1996 (in thousands, except share data).

                                                               SIX MONTHS ENDED     SIX MONTHS ENDED
                                                              SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                                              ------------------   ------------------
                                                                 (UNAUDITED)          (UNAUDITED)
Net sales...................................................       $224,493             $220,569
Net loss from continuing operations applicable to common
  stock.....................................................       $ (1,752)            $ (2,538)
Fully diluted net loss from continuing operations applicable
  to common stock...........................................       $  (0.13)            $   (.22)

  Pending acquisitions

     On May 16, 1997, the Company signed a definitive agreement to merge Cozzi Iron & Metal, Inc. ("Cozzi"), headquartered in Chicago, Illinois with and into a subsidiary of the Company. Cozzi will be the surviving entity. The closing of the Cozzi merger is subject to shareholder approval and is also subject to certain other conditions precedent. At the closing of this merger, the shareholders of Cozzi will receive approximately 11.5 million shares of common stock, warrants to purchase 1.5 million shares of common stock, and $6.0 million in cash. Upon the closing of the Cozzi merger, it is contemplated that T. Benjamin Jennings, Chairman of the Board and Chief Development Officer, and Gerard M. Jacobs, President and Chief Executive Officer, will enter into five year employment contracts with the Company that will provide, among other things, compensation in the form of warrants to purchase up to 1.5 million shares of common stock.

     On July 23, 1997, the Company signed a binding letter of intent to acquire Superior Forge, Inc. ("Superior"), of Huntington Beach, California. Superior uses and generates aluminum and aluminum scrap in its various operations. In the transaction, the shareholders of Superior will receive 1,080,000 shares of common stock and $1.8 million in cash. The Company has agreed to issue to Xavier Hermosillo, the Company's Secretary, as a finders fee in connection with the Superior acquisition, and conditioned upon the

                                  (UNAUDITED)

closing of Superior, warrants to purchase 20,000 shares of common stock at an exercise price of $15.00 per share.

     On August 1, 1997, the Company signed a letter of intent to acquire Houston Compressed Steel Corp. ("HCS"), headquartered in Houston, Texas. The shareholders of HCS will receive 310,345 shares of common stock subject to an adjustment based on the closing price of MTLM stock on the day the transaction closes.

     On August 4, 1997, the Company signed a binding letter of intent to purchase Newell Phoenix, L.L.C.'s 50% membership interest in Salt River Recycling, L.L.C. ("Salt River"), an Arizona limited liability company. Cozzi currently owns a 50% interest in Salt River which will be acquired by the Company upon the closing of the Cozzi merger. In the transaction, Newell Phoenix, L.L.C. will receive 100,000 shares of common stock.

     On August 5, 1997, the Company signed a binding letter of intent to purchase all of the scrap metal-related business operations and assets, excluding real estate, of Goldin Industries, Inc., Goldin Industries Louisiana, Inc., and Goldin of Alabama, Inc. (the "Goldin Companies"). The Goldin Companies, headquartered in Gulfport, Mississippi, operate five facilities, including one near New Orleans, Louisiana, two in Mobile, Alabama, and two in Gulfport, and principally processes industrial ferrous and non-ferrous metals. In the transaction, the shareholders of the Goldin Companies will receive $7.15 million in cash, 112,500 shares of common stock, and warrants to purchase an aggregate of 150,000 shares of common stock.

     On August 6, 1997, the Company signed a binding letter of intent to acquire, in a merger, FPX, Inc. ("FPX"), which has a 50% ownership interest in PerlCo, L.L.C. ("PerlCo"), a Tennessee limited liability company. Cozzi currently owns a 50% interest in PerlCo which will be acquired by the Company upon the closing of the Cozzi merger. The Company will also acquire, through merger, Southern Tin Compress Corporation ("Southern Tin"), which owns the real estate and certain equipment associated with the PerlCo operations. In the transaction, the shareholders of FPX and Southern Tin will receive an aggregate of 789,740 shares of common stock (subject to adjustment in certain circumstances) and warrants to purchase an aggregate of 125,000 shares of common stock. Also at closing, certain affiliates of the FPX shareholders will be repaid up to $2.0 million due from PerlCo.

     On August 28, 1997, the Company signed a binding letter of intent to acquire substantially all of the assets of Aerospace Metals, Inc. ("Aerospace"), and certain of its affiliates headquartered in Hartford, Connecticut. Aerospace recycles high temperature nickel and cobalt alloys and titanium. The sole shareholder of Aerospace will receive $18.0 million of cash and 284,000 shares of common stock. The common stock to be issued is subject to adjustment.

     On August 28, 1997, the Company signed binding letters of intent to acquire Gold Metal Recyclers, Yonack Iron & Metal, Atlas Recycling, Spectrum Metals and Yonack Services ("Texas Acquisitions"). These businesses have scrap metal operations in Texas and Arkansas. The aggregate consideration for these five acquisitions is composed of $16.64 million in cash, $700,000 in promissory notes, and 670,944 shares of common stock. The common stock to be issued is subject to adjustment.

     The closing of the pending transactions are subject to, among other things, execution of mutually acceptable definitive merger and related agreements, successful completion of due diligence, obtaining corporate approvals, government approvals as necessary, and other customary conditions to closing. The acquisitions of the 50% joint venture interests in Salt River and PerlCo and the Texas Acquisitions are also subject to the consummation of the Cozzi merger.

                                  (UNAUDITED)

NOTE 3 -- INVENTORIES

     Inventories consisted of the following at (in thousands):

                                                  SEPTEMBER 30, 1997   MARCH 31, 1997
                                                  ------------------   --------------
Ferrous metals..................................       $29,801             $2,707
Non-ferrous metals..............................         4,604              4,754
Other...........................................           573                954
                                                       -------             ------
                                                       $34,978             $8,415
                                                       =======             ======

NOTE 4 -- CONVERTIBLE PREFERRED STOCK -- SERIES A

     On August 8, 1997, the Company issued 21,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (stated value of $1,000 per share), to two institutional investors for an aggregate purchase price of $21.0 million. The net proceeds received by the Company from the institutional investors were $19.95 million. The discount of $1.05 million is being accreted to the convertible preferred stock using the interest method over the 3 year term of the convertible preferred stock. Between August 21, 1997 and September 8, 1997, the Company also issued 4,000 shares of Series A Convertible Preferred Stock to six individuals for an aggregate purchase price of $4.0 million, including the sale of 2,500 shares collectively to Gerard M. Jacobs, T. Benjamin Jennings and Donald F. Moorehead, Jr., directors of the Company.

     Dividends on the convertible preferred stock accrue, whether or not declared by the Board of Directors, at an annual rate of 9% until Shareholder approval is obtained, at which time the dividend will be reduced to 6% of the Stated Value of each outstanding share of convertible preferred stock. The Conversion features of the Preferred Stock are also subject to shareholder approval and vary based on conditions, including the price of the common stock, at the time of conversion.

     As of October 16, 1997, all the holders of the Convertible Preferred Stock executed a Waiver of Mandatory Redemption Event waiving each holder's rights to require the Company to redeem such holder's shares of Convertible Preferred Stock in the event the Company fails to obtain stockholder approval of the convertibility features of such stock by December 8, 1997 or by reason of the Company's failure to hold its annual meeting by such date. However, if the convertibility provisions are not approved by the stockholders by December 8, 1997, the dividend rate on the Convertible Preferred Stock will increase from 9% to 13% per year until such stockholder approval is obtained.

                                  (UNAUDITED)

NOTE 5 -- CHANGES IN STOCKHOLDERS' EQUITY

     Changes in stockholders' equity during the six months ended September 30, 1997 are as follows ($ in thousands):

                                                     COMMON              PAID-IN   RETAINED
                                       # OF SHARES   STOCK    WARRANTS   CAPITAL   EARNINGS    TOTAL
                                       -----------   ------   --------   -------   --------    -----
Balance at March 31, 1997............  10,154,740     $102    $ 1,351    $16,628    $5,067    $23,148
  Equity issued in Private stock
     offering........................   2,025,000       20          0     14,661         0     14,681
  Equity issued for acquisitions.....   3,692,857       37     13,088     32,142         0     45,267
  Conversion of debt to equity.......     342,482        3          0      1,997         0      2,000
  Exercise of options/warrants.......     335,000        3       (822)     2,151         0      1,332
  Other..............................           0        0      1,834         13         0      1,847
  Dividends and accretion on
     preferred stock.................           0        0          0          0      (372)      (372)
  Net income for the six months ended
     September 30, 1997..............           0        0          0          0       734        734
                                       ----------     ----    -------    -------    ------    -------
Balance at September 30, 1997........  16,550,079     $165    $15,451    $67,592    $5,429    $88,637
                                       ==========     ====    =======    =======    ======    =======

NOTE 6 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is summarized as follows (in thousands):

                                                             SIX MONTHS ENDED
                                                       -----------------------------
                                                       SEPTEMBER 30,   SEPTEMBER 30,
                                                           1997            1996
                                                       -------------   -------------
Interest paid........................................     $2,685           $ 467
Income taxes paid (refunds received).................     $  836           $(450)

     In connection with the Company's acquisitions, the net cash paid for the six months ended September 30, 1997 was as follows (in thousands):

Fair value of assets acquired...............................  $202,435
Liabilities assumed.........................................   (94,196)
Stock and warrants issued...................................   (45,266)
Promissory notes and other consideration issued.............   (48,589)
                                                              --------
Cash paid...................................................    14,384
     Less: cash acquired....................................      (292)
                                                              --------
Net cash paid for acquisitions..............................  $ 14,092
                                                              ========

     Non cash investing and financing activities for the six months ended September 30, 1997 were as follows (in thousands):

Conversion of debt to common stock..........................  $2,720
Dividends payable on preferred stock........................  $  315
Accretion of preferred stock discount.......................  $   57

NOTE 7 -- RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 128 -- Earnings per Share, was issued by the Financial Accounting Standards Board (FASB) in February 1997. The Company is required to adopt this statement in its third quarter of fiscal 1998. This statement replaces current earnings per share (EPS)

                                  (UNAUDITED)

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

NOTE 8 -- EARNINGS PER SHARE

     Primary earnings per share is based upon weighted average common shares outstanding and common stock equivalents, when dilutive. Common stock equivalents have been determined assuming the exercise of all dilutive stock options and warrants adjusted for the assumed repurchase of common stock, at the average market price, from the exercise proceeds. The fully diluted per share computation assumes the repurchase of common stock at the ending market price. The potentially dilutive effect of the Company's convertible preferred stock were not used in the fully diluted net income per common share calculation as its effect was antidilutive. For the three and six months ended September 30, 1996, common share equivalents were excluded from this computation since they did not have a dilutive effect of 3% or more.

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

     The Company and its wholly-owned subsidiaries are engaged in the business of dismantling, processing, marketing, brokering and recycling of both ferrous and non-ferrous metals with the objective of becoming one of the largest recyclers of scrap metal in North America. The Company operates twenty-six recycling centers in seven states, including those operated through joint ventures, and resells processed scrap metal and other materials to domestic and foreign customers. MTLM intends to continue its expansion principally through acquisition to consolidate the highly fragmented scrap metal recycling industry. The Company believes that no single company is a significant processor of scrap metal on a national scale, although certain companies are significant processors on a local or regional scale. As of September 30, 1997 the Company's operations, consisted of the following businesses (collectively, the "Acquired Companies"):

            SUBSIDIARY                                 LOCATION(S)                     MONTH ACQUIRED
            ----------                                 -----------                     --------------
EMCO                                Phoenix, Arizona                                    April 1996
MacLeod                             Los Angeles, California                             January 1997
HouTex                              Houston, Texas                                      January 1997
Reserve                             Cleveland, Ohio and Chicago, Illinois               May 1997
Isaac                               Maumee, Defiance, Bryan, Dayton, and Cleveland,     June 1997
                                    Ohio
Proler                              Houston, Texas and Jackson, Mississippi             August 1997

     Pending Acquisitions as of October 17, 1997 include:

             COMPANY                                        LOCATION(S)
             -------                                        -----------
Cozzi                               Chicago, Illinois and Pittsburgh, Pennsylvania
Superior                            Huntington Beach, California
Houston Compressed                  Houston, Texas
Salt River                          Phoenix, Arizona
Goldin Companies                    Gulfport, Mississippi, Mobile, Alabama and New Orleans,
                                    Louisiana
PerlCo                              Memphis, Tennessee
Aerospace                           Hartford, Connecticut
Atlas Recycling                     Corpus Christi and Del Rio, Texas
Yonack Iron & Metal                 Dallas, Texas and Lonoke, Arkansas
Yonack Services                     Forney, Texas
Gold Metal Recyclers                Dallas, Texas
Spectrum Metal Recycling            Houston, Texas

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

RESULTS OF OPERATIONS

     The Company's results for the three and six months ended September 30, 1997 include the operations of the Acquired Companies since the effective date of each respective acquisition. The Company's results from operations during the three and six months ended September 30, 1996 only include the operations of EMCO which was acquired in April 1996.

     Consolidated net sales for the three months ended September 30, 1997 and 1996 in broad product categories were as follows ($ in thousands):

                                          9/30/97 (FISCAL 1998)              9/30/96 (FISCAL 1997)
                                       ----------------------------       ----------------------------
              COMMODITY                  WEIGHT     NET SALES    %          WEIGHT     NET SALES    %
              ---------                  ------     ---------    -          ------     ---------    -
Ferrous metals (tons)................     458,000   $ 53,607     52%          44,000    $ 4,706     34%
Non-ferrous metals (pounds)..........  33,888,000     18,344     18       22,500,000      9,000     64
Brokerage (tons).....................     247,000     28,674     28               --          0      0
Other................................          --      2,286      2               --        257      2
                                                    --------    ---                     -------    ---
                                                    $102,911    100%                    $13,963    100%
                                                    ========    ===                     =======    ===

     Consolidated net sales for the six months ended September 30, 1997 and 1996 in broad product categories were as follows ($ in thousands):

                                          9/30/97 (FISCAL 1998)              9/30/96 (FISCAL 1997)
                                       ----------------------------       ----------------------------
              COMMODITY                  WEIGHT     NET SALES    %          WEIGHT     NET SALES    %
              ---------                  ------     ---------    -          ------     ---------    -
Ferrous metals (tons)................     675,000   $ 79,992     51%          71,900    $ 9,650     32%
Non-ferrous metals (pounds)..........  62,161,000     35,980     23       41,500,000     19,835     67
Brokerage (tons).....................     390,000     37,785     24               --          0      0
Other................................          --      3,589      2               --        457      1
                                                    --------    ---                     -------    ---
                                                    $157,346    100%                    $29,942    100%
                                                    ========    ===                     =======    ===

     Ferrous sales represented 52% and 51% of consolidated net sales for the three and six months ended September 30, 1997, respectively, as compared to 34% and 32% of consolidated net sales in the comparable prior period. The increase in ferrous sales, both in tons sold and as a percentage of total net sales, is due to the acquisitions of HouTex, Reserve, Isaac and Proler, which primarily sell ferrous metals.

     Non-ferrous sales represented 18% and 23% of consolidated net sales for the three and six months ended September 30, 1997, respectively, as compared to 64% and 67% of consolidated net sales in the comparable prior period. The decrease in percentage of non-ferrous sales is due to the acquisitions of HouTex, Reserve, Isaac and Proler, which sell mainly ferrous metals. The increase in pounds of non-ferrous metals sold is due to the acquisition of MacLeod, which mainly sells non-ferrous metals.

     A portion of Reserve and Isaac's business involves the brokering of scrap iron and other metals for sale to foundries, mills and other brokers. Brokered metals are shipped directly to the customer from the supplier, thereby, eliminating processing costs and inventory holding costs. For the three and six months ended September 30, 1997, the Company realized a 5% and 6% gross profit margin, respectively, on brokered sales. Gross margins on brokered sales will vary depending on the type of metals and markets in which metals are brokered.

     Consolidated gross margin represented 10% of consolidated net sales for the three and six months ended September 30, 1997, versus 6% and 9% for the comparable prior periods. Results for the six months ended September 30, 1996 only reflect the operations of EMCO which operated in a particularly competitive market during the period. The price of scrap metal is affected by regional and seasonal variations. Furthermore, prices for scrap metal are also impacted by broad and global cyclical movements and as such equilibrates supply and demand.

     Consolidated general and administrative expenses were $5.1 million (5% of net sales) and $8.2 million (5% of net sales) for the three and six months ended September 30, 1997, respectively, versus $1.4 million (10% of net sales) and $2.7 million (9% of net sales) for the comparable prior periods. The increase in general and administrative expenses reflects the administrative expenses incurred at the operations of Company's recent acquisitions. Corporate overhead has also increased due to additions in corporate staff and corporate expenses (i.e. legal, audit, travel, etc.) to support the acquisition strategy the Company is pursuing. The reduction in general and administrative expenses as a percent of consolidated net sales reflects the large scale of operations at Reserve and Isaac that provides for more efficient allocation of administrative expenses.

     Depreciation and amortization expense was $2.4 million and $3.6 million for the three and six months ended September 30, 1997, respectively, versus $390,000 and $912,000 for the comparable prior periods. The increase is attributed to goodwill amortization and depreciation of fixed assets arising from the acquisitions completed since the fourth quarter of fiscal 1997.

     Interest expense was $2.3 million and $3.6 million for the three and six months ended September 30, 1997, respectively, versus $216,000 and $450,000 for the comparable prior periods. This increase is due to the issuance of notes to sellers and the assumption of debt associated with the Completed Acquisitions.

     Income tax expense for the three and six months ended September 30, 1997 was $382,000 and $598,000, respectively, which yields an effective tax rate of 53% for the six months ended September 30, 1997. The effective tax rate differs from the statutory rate primarily due to the permanent difference represented by non-deductible goodwill amortization.

     Net loss from continuing operations, after accretion of preferred stock to redemption value and preferred stock dividends, was $67,000 ($0.00 per share) for the three months ended September 30, 1997 versus a loss of $915,000 ($0.10 per share) for the comparable prior period. For the six months ended September 30, 1997, net income from continuing operations, after accretion of preferred stock to redemption value and preferred stock dividends, was $154,000 ($0.01 per share) versus a loss of $911,000 ($0.10 per share) for the comparable prior period.

     Income from discontinued operations was $107,000 ($.01 per share) for the three months ended September 30, 1997 as compared to $147,000 ($.02 per share) for the comparable prior period. For the six months ended September 30, 1997, income from discontinued operations was $208,000 ($.01 per share) as compared to $294,000 ($0.03 per share) for the comparable prior period. Income during the current fiscal year mainly reflects the royalty income recognized by the Company from the sale of its Spectra*Star business, net of certain expenses paid. The three and six months ended September 30, 1996 includes the full operation of the Spectra*Star business through its July 1996 sale, and the related gain recognized on the sale of the Spectra*Star business.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to pursue acquisitions in the scrap metal recycling industry and anticipates financing these acquisitions through the issuance of debt and equity. The Company will require substantial capital to fund future acquisitions and current operations. There can be no assurance that any additional financing will be available, or, in the event that it is, that it will be available in the amounts and on terms acceptable to the Company.

CASH FLOWS FROM CONTINUING OPERATIONS

     The Company's net cash flow from continuing operations decreased during the six months ended September 30, 1997 from the comparable prior period. The decrease mainly reflects a decrease in accounts payable, offset by lower inventory levels in the Company's scrap metal operations.

CASH FLOWS FROM INVESTING ACTIVITIES

     During the six months ended September 30, 1997, the Company purchased approximately $1.8 million of property and equipment and utilized cash of approximately $14.1 million for the acquisitions of and transaction costs related to Reserve, Isaac and Proler. Management anticipates the Company will continue to make acquisitions, make capital expenditures for new equipment, and upgrade and expand existing equipment and facilities. The Company expects that these expenditures may increase in the future due to the internal growth of the Company and business combinations.

CASH FLOWS FROM FINANCING ACTIVITIES

     During the six months ended September 30, 1997, the Company received proceeds from a private offering of 2,025,000 shares of restricted common stock which aggregated $14.7 million, received proceeds from the issuance of 25,000 shares of convertible preferred stock which aggregated $23.9 million (collectively, the "Private Placements") and $600,000 from the exercise of warrants. The proceeds from the Private Placements were used to fund the acquisitions of Reserve and Proler and used to pay debt associated with the acquisitions of MacLeod and HouTex. The Company also repaid a $6.5 million term loan from a commercial bank. Borrowings on lines-of-credit increased to fund working capital requirements. The Company anticipates growing through acquisitions and will require additional debt or equity to fund Pending Acquisitions and future acquisitions.

CASH FLOWS FROM DISCONTINUED OPERATIONS

     The Company's cash flows from discontinued operations for the six months ended September 30, 1997 reflects royalty income recognized from the sale of the Spectra*Star business. Cash flows during the comparable period last year reflect the cash generated by the operations of the Spectra*Star business as well as the proceeds related to the sale of the Spectra*Star business.

FINANCIAL CONDITION

     The Company's principal sources of funding are its existing cash and cash equivalents balances, collection of accounts receivable and proceeds from lines of credit and other borrowing agreements. At September 30, 1997, the Company had $12.0 million in cash and cash equivalents versus $5.7 million at March 31, 1997.

  Significant Cash Transactions During the Six Months ended September 30, 1997

     During the six months ended September 30, 1997, the Company completed certain significant debt and equity transactions. The Company raised approximately $14.7 million in cash from the issuance of restricted common stock and raised approximately $23.9 million in cash from the issuance of convertible preferred stock (see Note 4). The Company also entered into a $6.0 million revolving and term loan with a commercial bank and received proceeds of $4.5 million from that loan. The Company utilized a portion of the cash to pay approximately $10.0 million of notes which were issued in connection with the acquisitions of MacLeod and HouTex, to pay a $6.5 million term loan from a commercial bank and to fund $13.4 million of the cash consideration for the acquisitions of Reserve and Proler.

  Cash Requirements for Pending Acquisitions

     In connection with each of the Pending Acquisitions, the Company has agreed that the cash portion (excluding transaction costs) of the purchase price will not exceed (in thousands):

Cozzi......................................................  $ 6,000
Superior...................................................    1,800
Goldin Companies...........................................    7,150
Aerospace..................................................   18,000
Atlas Recycling............................................    2,760
Yonack Iron & Metal........................................   10,880
Yonack Services............................................      350
Gold Metal Recyclers.......................................    2,650
                                                             -------
     Total.................................................  $49,590
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

  Cash Requirements for Maturing Debt Obligations

     In connection with the Isaac acquisition, the Company issued approximately $20.6 million of short-term notes of which $10.6 million is due on November 15, 1997 and $10.0 million is due on February 15, 1998. In addition, the Company assumed $8.5 million of notes payable to two former shareholders of Isaac, of which $2.8 million is due on February 15, 1998. The Company may extend the due date on the $10.6 million note by three one-month periods by issuing to the note holders warrants to purchase 100,000 shares of common stock per extension period. In connection with the Proler acquisition, the Company issued approximately $8.1 million of short-term notes which are due in March 1998. The Company's existing cash and cash equivalents may not be sufficient to fund these obligations. The Company is seeking other financing sources to meet such obligations but no assurances can be provided that such financing will be available when needed, or that, if available, it will be on satisfactory terms.

  Working Capital Availability and Requirements

     Accounts receivable balances increased from $9.6 million at March 31, 1997 to $50.5 million at September 30, 1997 due to the recent acquisitions of Reserve, Isaac and Proler. Accounts payable increased from $5.2 million at March 31, 1997 to $34.2 million at September 30, 1997 due to the recent acquisitions.

     Inventory levels vary at each of the Company's subsidiaries based on levels determined by managers of each respective subsidiary. Inventory on hand consisted of the following ($ in thousands):

                                                             SEPTEMBER 30, 1997        MARCH 31, 1997
                                                             -------------------       ---------------
                         COMMODITY                            VALUE          %         VALUE        %
                         ---------                            -----          -         -----        -
Ferrous metals.............................................   $29,801         85%      $2,707       32%
Non-ferrous metals.........................................     4,604         13        4,754       57
Other......................................................       573          2          954       11
                                                              -------        ---       ------      ---
                                                              $34,978        100%      $8,415      100%
                                                              =======        ===       ======      ===

     The increase in value of inventory at September 30, 1997 is primarily due to the acquisitions of Reserve and Isaac which mainly sell ferrous metals and carry significant amounts of inventory.

     Property and equipment increased from $20.2 million at March 31, 1997 to $57.5 million at September 30, 1997, as a result of the acquisitions and increased capital expenditures at the Company's businesses. The Company expects to make substantial investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions. In particular, EMCO may require substantial capital investment to replace old equipment and to put into service additional processing equipment.

     The Company and its wholly-owned subsidiaries have various revolving lines of credit with commercial lenders which provide for revolving credit at interest rates that range from 0% to 1.75% in excess of the lenders' prime rates. The Company's ability to borrow under the lines of credit is based primarily on its accounts receivable and inventory balances. At September 30, 1997, the Company had approximately $8.8 million available under its various lines of credit.

     Scrap metal recycling companies have substantial ongoing working capital and capital equipment requirements in order to continue to operate and grow. For example, through September 30, 1997, the Company advanced approximately $6.9 million to EMCO for working capital and equipment requirements. As a result, the Company will seek equity or debt financing to fund future improvements and expansion of its scrap metal recycling businesses as well as to make other acquisitions of scrap metal recycling facilities. There can be no assurance that such financing will be available when needed, or that, if available, it will be on satisfactory terms. The failure to obtain financing may cause the Company to default on certain existing debt obligations and would hinder the Company's ability to make continued investments in capital equipment and pursue expansions, which could materially adversely affect results of operations and financial condition. Any equity financing which is undertaken would result in dilution to the then-existing stockholders of the Company. See "Factors Influencing Future Results -- Risk of Dilution to Existing Stockholders."

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

GENERAL

     The Company's Board of Directors intends to actively pursue acquisitions and mergers in scrap metal recycling. Depending on the nature and size of potential acquisitions, mergers and other transactions, if any, the Company's cash flows from operating and investing activities, together with its cash, cash equivalents and marketable securities may not be sufficient in the future. Therefore, the Company will have to supplement these sources of liquidity with additional sources of funds such as borrowings and stock offerings. No assurance can be provided that such financing will be available or available on reasonable terms.

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

IMMEDIATE AND FUTURE CAPITAL REQUIREMENTS

     The Company is pursuing an aggressive acquisition strategy which requires substantial amounts of capital. For example, to complete the Cozzi and other pending acquisitions, the Company will need to fund the cash portions of the purchase consideration of approximately $49.6 million. The Company is evaluating various financing strategies and alternatives to obtain sufficient capital to close the Cozzi and other pending acquisitions and to provide working capital support and to fund future acquisitions; however, no assurance can be provided that sufficient funds on acceptable terms will become available. Failure to raise sufficient capital to close the Cozzi acquisition, or other acquisitions could adversely affect the Company and its stock price.

SHORT TERM BORROWING STRATEGIES TO FUND ACQUISITIONS

     The Company intends to continue an acquisition strategy which will utilize seller note obligations with short term as well as long term maturities. The issuances of seller notes may provide restrictive covenants on the Company. For example, the seller notes issued to acquire HouTex, MacLeod, Reserve, Isaac and Proler provided restrictions on the ability of the Company to unilaterally direct or control the respective operations until the seller notes were repaid. The seller notes issued also provided pledges of the stock of the acquired entities and certain other restrictive covenants. The seller notes issued to acquire Reserve, Isaac and Proler remain unpaid, and no assurance can be provided that the Company will access capital on acceptable terms in adequate time frames to repay these notes or other seller note obligations issued in the future. An inability to repay seller note obligations would have adverse consequences to the Company.

SUBSTANTIAL LEVERAGE

     As a result of the recent mergers and acquisitions, the Company, as of September 30, 1997, had approximately $154.7 million in consolidated liabilities. In order to pursue expansion and acquisition opportunities, the Company expects to incur additional debt, either through bank or credit lines or the sale of debt securities in registered or unregistered transactions, as well as any additional equity financing it may undertake. The servicing of such present and future debt of the Company will utilize cash either in the form of cash on hand or cash generated by operating and financing activities.

     As of September 30, 1997, the Company had a long-term debt (including current portions of long-term debt and notes payable to related parties) to total capital ratio of 47%. The degree to which the Company is leveraged could have adverse consequences to the Company including the following: (1) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (2) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest; and
(3) the Company will be more vulnerable to an economic downturn in the scrap metal recycling industry which has historically been sensitive to changes in general economic conditions.

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

POTENTIAL CHANGES IN MANAGEMENT AND GOVERNANCE

  Changes in Management

     Upon the closing of the Cozzi merger, material changes will occur in the management and governance structure of the Company. The Cozzi merger agreement contemplates that T. Benjamin Jennings will remain as the Chairman of the Board and Chief Development Officer of the Company, Gerard M. Jacobs will remain as Chief Executive Officer of the Company, Robert C. Larry will remain as Chief Financial Officer of the Company, and Albert A. Cozzi will be appointed President and Chief Operating Officer of the Company. In addition, the Cozzi merger agreement contemplates that an Executive Committee will be formed comprised of Messrs. Albert A. Cozzi, Jacobs, Jennings, Isaac and possibly other individuals. The Company has not previously operated with a Chief Operating Officer or with an Executive Committee. There can be no assurance that these changes in management structure will be successful in carrying out the acquisition and operating plans of the Company.

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

CONTROL OF COMPANY BY MANAGEMENT, PRINCIPAL STOCKHOLDERS AND MEMBERS OF THE BOARD OF DIRECTORS

     As a result of the acquisitions, Messrs. Jacobs and Jennings, together with other members of the Board of Directors and other Principal Stockholders, have sufficient voting power to control the outcome of all matters (including the election of directors and future mergers, acquisitions or sale of assets) submitted to stockholders for approval and may be deemed to have effective control over the affairs and management of the Company. Messrs. Jacobs and Jennings along with the existing members of the Board of Directors of the Company, currently beneficially own approximately 41% of the Company's issued and outstanding common stock. To date, the Directors of the Company have voted in support of initiatives recommended by Messrs. Jacobs and Jennings. There can be no assurance that such support will continue in the future with respect to voting by Directors. The Cozzi merger, if consummated, will result in 65% ownership of the Company's common stock by management, members of the Board of Directors and Cozzi shareholders which further concentrates ownership and control among principals of the Company.

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

     On May 16, 1997, the Company executed a definitive agreement to merge a subsidiary of the Company with Cozzi. The definitive agreement requires the Company to seek approval from Cozzi shareholders prior to executing certain strategic actions up to the closing of the Cozzi merger or termination thereof. Actions that require approval by the Cozzi shareholders included but are not limited to:

     1. Amendments to or changes of the Company's charter or bylaws.
     2. Issuance of equity, except those contemplated by Section 5.2(b) of the merger agreement.
     3. Changes in management of the Company or changes in the compensation provided to officers and directors of the Company.
     4. Acquisitions of companies, except those contemplated by Section 5.2(e) of the merger agreement.
     5. Incurrence of any indebtedness or other significant financing transactions.

No assurance can be provided that the Cozzi merger will be consummated.

CYCLICALITY OF OPERATING RESULTS

     The operating results of the scrap metal recycling processing industry in general, are highly cyclical in nature as they tend to reflect and amplify the general national economic condition. In periods of national recession or periods of minimal economic growth, the operations of scrap metal recycling companies have been materially adversely affected. During recessions or periods of minimal economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum supplies. For example, the scrap metal recycling industry was adversely affected for a period of five years from approximately 1988 to 1993. Future economic downturns would materially and adversely affect the operating results of the Company. The ability of the Company to withstand significant economic downturns in the future will depend in part on the amount of cash maintained and availability under lines of credit for the Company. To date, EMCO and Isaac have required cash infusions from the Company. The Company believes that EMCO and Isaac will require additional working capital funding during fiscal 1998.

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

CONCENTRATION OF CUSTOMERS AND CREDIT RISK

     For the six months ended September 30, 1997, the Company's 10 largest customers represented 42% of consolidated net sales and 35% of net accounts receivable. No single customer represented more than 10% of consolidated net sales for the six months ended September 30, 1997. The loss of any one of the Company's significant customers could affect the Company's results of operations and cash flows.

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

VOLATILITY OF STOCK PRICE

     The Company's stock price has been, and in the future is expected to be, volatile and to experience market fluctuation as a result of a number of factors, including, but not limited to, merger and acquisition announcements and developments, current and anticipated results of operations, future product offerings by the Company or its competitors and factors unrelated to the operating performance of the Company. The trading price of the Company's Common Stock may also vary as a result of changes in the business, operations or financial results of the Company, prospects of general market and economic conditions, additional future proposed acquisitions by the Company and other factors. Failure in any quarter to meet the investment community's revenues or earnings expectations could have an adverse impact on the Company's stock price, as could sales of large amounts of stock by existing stockholders. In addition, sales of substantial amounts of the Company's common stock in the public market could adversely affect the market price of the Company's common stock. In the event the market price were adversely affected by such sales, the Company's access to equity capital markets could be adversely affected and issuances of common stock by MTLM in connection with acquisitions, or otherwise, could dilute future earnings per share.

     The Company believes that the investment public has factored the closing of the Cozzi acquisition as well as potential future acquisitions into the Company's current stock price. If the Cozzi or any future acquisitions do not close, an adverse impact may occur on the Company's stock price.

POTENTIAL REDEMPTION OF SERIES A PREFERRED STOCK

     On August 8, 1997, the Company issued 21,000 shares of Series A Convertible Preferred Stock and between August 21, 1997 and September 8, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (stated value of $1,000 per share) (the "Series A Preferred Stock"). 2,500 shares of the Series A Preferred Stock in the aggregate were purchased by Gerard
M. Jacobs,

T. Benjamin Jennings and Donald F. Moorehead, Jr., directors of the Company. As of October 16, 1997, all of the holders of Series A Preferred Stock executed a Waiver of Mandatory Redemption Event waiving any right to require the Company to redeem the Series A Preferred Stock if the convertibility provisions of the Series A Preferred Stock are not approved by the Stockholders by December 8, 1997, by reason of the Company's failure to hold its annual meeting by such date. However, if the convertibility features are not approved by the stockholders by December 8, 1997, the dividend rate on the Series A Preferred Stock will increase from 9% to 13% per year until such stockholder approval is obtained. If the Company has obtained Stockholder approval ("Stockholder Approval") of the convertibility provisions of the Series A Preferred Stock, but has not filed a registration statement (the "Registration Statement") covering the Common Stock issuable upon conversion of the Series A Preferred Stock, within thirty days of receiving Stockholder Approval, or if the Registration Statement is not declared effective within 120 days after Stockholder Approval is obtained, then the Company will be obligated to pay the holders of the Series A Preferred Stock a fee of $500,000 per month, equal to 2.0% of the stated value of the Series A Preferred Stock, in cash or in the form of additional shares of Preferred Stock.

     The Company also will be obligated to redeem the shares of Series A Preferred Stock at a redemption price equal to 120% of the sum of $1,000 per share plus all accrued and unpaid dividends if any of the following occur: (i) the Registration Statement is not declared effective within 120 days after Stockholder Approval is obtained (subject to extension to allow the Company to amend or supplement the Registration Statement, and during periods when disclosure would be detrimental to the Company's business) or if it has been declared effective but the effectiveness lapses or the Registration Statement becomes unavailable except for permitted standstill periods as described in the registration rights agreement between the Company and the holders of the Series A Preferred Stock, and such lapse or unavailability continues for ten business days; (ii) the Company breaches in any material respect certain agreements entered into in connection with the sale of the Series A Preferred Stock; (iii) the Company sells all or substantially all of its assets, engages in a transaction in which more than 50% of the voting power of the Company is disposed of, or merges or consolidates with any entity other than Cozzi, immediately following which the Company's prior stockholders do not own at least 50% of the surviving entity; or (iv) the Common Stock is no longer listed for quotation on the NASDAQ National Market System or another national securities exchange. There can be no assurances that if the Company were required to redeem the shares of Series A Preferred Stock, it would have sufficient cash, or be able to obtaining financing on reasonable terms, if at all, to fund this redemption. If the Company were unable to redeem the shares of Series A Preferred Stock, then the Company would be obligated to pay additional dividends and fees to the holders of the Series A Preferred Stock. The payment of these additional dividends, interest and fees could have a material adverse effect on the Company's financial condition and results of operations.

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

  Risks Associated With Certain By-Products

     While the majority of the Company's metal products are currently exempt from applicable solid waste regulations, the scrap metal recycling operations of the Company's subsidiaries produce significant amounts of by-products. Heightened environmental risk is associated with certain of these by-products. For example, the Company's EMCO subsidiary operates a shredder for which the primary feed materials are automobile hulks and obsolete household appliances. Approximately twenty percent (20%) of the weight of an automobile hulk consists of material (shredder fluff) which remains after the segregation of ferrous and saleable non-ferrous metals. Federal environmental regulations require shredder fluff to pass a toxic leaching test to avoid classification as a hazardous waste. The Company's EMCO subsidiary endeavors to have hazardous contaminants removed from the feed material prior to shredding and as a result the Company believes the shredder fluff generated is properly not considered a hazardous waste. Should the laws, regulations or testing methods change with regard to shredder fluff disposal, the Company and its EMCO subsidiary may incur additional significant expenditures.

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

ITEM 2: CHANGES IN SECURITIES

     (c) Sales and/or Issuances of unregistered shares during the quarter ended September 30, 1997:

     Each of the private placements of stock described below was made to a limited number of investors, including accredited investors, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     In connection with the Company's acquisition of Proler on August 28, 1997, the Company issued 1,750,000 shares of unregistered common stock valued at $11.1 million and warrants to purchase 375,000 shares of unregistered common stock at an exercise price of $6.00 per share. A total of 743,750 shares of unregistered common stock and 159,375 warrants were issued to William T. Proler, a director of the Company.

     On August 8, 1997, the Company issued 21,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (stated value of $1,000 per share), to two institutional investors for an aggregate purchase price of $21.0 million. The net proceeds received by the Company from the institutional investors were $19.95 million. Between August 21, 1997 and September 8, 1997, the Company also issued 4,000 shares of Series A Convertible Preferred Stock to six individuals for an aggregate purchase price of $4.0 million, including the sale of 2,500 shares collectively to Gerard M. Jacobs, T. Benjamin Jennings and Donald F. Moorehead, Jr., directors of the Company.

ITEM 5: OTHER INFORMATION

     Xavier Hermosillo resigned from the Board of Directors as of September 5, 1997. Kenneth A. Merlau joined the Board of Directors on September 7, 1997.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     See Exhibit Index

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the second quarter of fiscal 1998:

          (1) Form 8-K dated August 28, 1997 disclosing the acquisition agreement with Proler Southwest, Inc. and Proler Steelworks, L.L.C.

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

                                          Date: October 17, 1997