Form 10-Q/A
period 1997-09-30
METAL MANAGEMENT INC
filed 1997-11-24
CIK 795665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 1


                                       TO

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

                                     INDEX



                                                                             PAGE
                                                                             ----
PART I: FINANCIAL INFORMATION
ITEM 1:        Financial Statements
               Consolidated Condensed Balance Sheets -- September 30, 1997
                 (unaudited) and March 31, 1997............................    1
               Consolidated Condensed Statements of Operations -- three
                 months and six months ended September 30, 1997 and 1996
                 (unaudited)...............................................    2
               Consolidated Condensed Statements of Cash Flows -- six
                 months ended September 30, 1997 and 1996 (unaudited)......    3
               Notes to Consolidated Condensed Financial Statements
                 (unaudited)...............................................    4
ITEM 2:        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................   11
PART II: OTHER INFORMATION
ITEM 1:        Legal Proceedings...........................................   29
ITEM 2:        Changes in Securities.......................................   29
ITEM 5:        Other Information...........................................   29
ITEM 6:        Exhibits and Reports on Form 8-K............................   30
               SIGNATURES..................................................   31
               Exhibit Index...............................................   32

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



     In June 1997, the Company acquired four companies under common ownership comprising The Isaac Group ("Isaac"), headquartered in Maumee, Ohio. The Isaac Group is comprised of Ferrex Trading Corporation, The Isaac Corporation, Paulding Recycling, Inc. and Briquetting Corporation of America. The Company assumed the payment of $8,544,200 of notes of Isaac payable to two former shareholders of the Isaac Group. In connection with the acquisition, George A. Isaac III joined the Company as an Executive Vice-President and Director and entered into a 5 year employment agreement with the Company containing a non-compete agreement which extends for 3 years beyond the term of the employment agreement. As part of the employment agreement, Mr. Isaac received warrants to purchase 76,923 shares of MTLM common stock at an exercise price of $13.00 per share. In consideration for entering into a non-compete agreement, the Company granted Mr. Isaac warrants to purchase 287,500 shares of MTLM common stock at an exercise price of $11.70 per share. A non-compete intangible asset was recorded and valued at $1.8 million.

                                  (UNAUDITED)


     In May 1997, the Company acquired Reserve Iron & Metal L.P. ("Reserve"), headquartered in Cleveland, Ohio. In connection with the acquisition, Paul D. Joseph joined the Company as a Director and entered into a 10 year employment agreement with the Company.



     The purchase consideration for each of the above transactions was as follows (in thousands, except shares and warrants):



                                                               RESERVE      ISAAC      PROLER
                                                               -------      -----      ------
Shares of restricted MTLM common stock issued...............        -0-   1,942,857   1,750,000
Warrants issued to purchase MTLM common stock...............  1,400,000     462,500     375,000
Cash paid, including transaction costs......................    $ 6,562     $   513     $ 7,727
Value of common stock issued................................          0      21,049      11,130
Value of warrants issued....................................      8,118       3,028       1,574
Value of promissory notes issued............................      1,542      36,547      10,500
                                                              ---------   ---------   ---------
     Total purchase consideration...........................    $16,222     $61,137     $30,931
                                                              =========   =========   =========



     The purchase consideration is allocated as follows (in thousands):



                                                               RESERVE      ISAAC      PROLER
                                                               -------      -----      ------
Current assets..............................................    $38,822     $39,171     $ 3,198
Noncurrent assets...........................................     12,345      21,543       5,722
Current liabilities.........................................    (16,185)    (32,520)     (3,741)
Noncurrent liabilities......................................    (25,963)    (15,556)       (258)
Goodwill....................................................      7,203      48,499      26,010
                                                              ---------   ---------   ---------
     Total purchase consideration...........................    $16,222     $61,137     $30,931
                                                              =========   =========   =========



     The above transactions have been accounted for by the purchase method of accounting. The purchase price was allocated based on estimates of the fair value of assets acquired and liabilities assumed. These estimates are revised during the allocation period as necessary when information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies by acquisition but does not usually exceed one year. To the extent contingencies such as preacquisition environmental matters or preacquisition tax matters are resolved or settled during the allocation period such items are included in the revised allocation of purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which adjustments are determined.



     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, MacLeod, HouTex, Reserve, Isaac, Proler and the sale of Series A convertible preferred stock (see Note 4) as if these transactions had occurred on April 1, 1996. The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets, additional amortization expense as a result of goodwill and interest expense related to acquisition debt. The pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been in effect on April 1, 1996 (in thousands, except share data):



                                                              SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                                             SEPTEMBER 30, 1997     MARCH 31, 1997
                                                             ------------------   -------------------
                                                                (UNAUDITED)           (UNAUDITED)
Net sales..................................................       $224,477             $428,871
Net loss from continuing operations applicable to common
  stock....................................................       $ (5,801)            $ (6,666)
Fully diluted net loss from continuing operations
  applicable to common stock...............................       $  (0.28)            $  (0.41)

                                  (UNAUDITED)

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

     On July 23, 1997, the Company signed a binding letter of intent to acquire Superior Forge, Inc. ("Superior"), of Huntington Beach, California. Superior uses and generates aluminum and aluminum scrap in its various operations. In the transaction, the shareholders of Superior will receive 1,080,000 shares of common stock and $1.8 million in cash. The Company has agreed to issue to Xavier Hermosillo, the Company's Secretary, as a finders fee in connection with the Superior acquisition, and conditioned upon the closing of Superior, warrants to purchase 20,000 shares of common stock at an exercise price of $15.00 per share.

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

                                  (UNAUDITED)

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
                                                       =======             ======

NOTE 4 -- CONVERTIBLE PREFERRED STOCK -- SERIES A


     On August 8, 1997, the Company issued 21,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (stated value of $1,000 per share), to two institutional investors for an aggregate purchase price of $21.0 million. The net proceeds received by the Company from the institutional investors were $19.95 million. The discount of $1.05 million is being accreted to the convertible preferred stock using the interest method over the 3 year term of the convertible preferred stock. Between August 21, 1997 and September 8, 1997, the Company also issued 4,000 shares of Series A Convertible Preferred Stock to six individuals for an aggregate purchase price of $4.0 million, including the sale of 2,500 shares collectively to Gerard M. Jacobs, T. Benjamin Jennings and Donald F. Moorehead, Jr., directors of the Company. The Series A Convertible Preferred Stock contains a beneficial conversion feature which is measured at the date of issue as the difference between the market value of the common stock and the conversion price, multiplied by the number of common shares into which the security is convertible. The benefit, akin to a dividend, will be recognized as a non-cash charge to income available to common stockholders upon the approval by stockholders of the common stock issuable on conversion. The entire charge of $3,723,000 is expected to be recognized in the third quarter of fiscal year 1998.


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

                                  (UNAUDITED)

annual meeting by such date. However, if the convertibility provisions are not approved by the stockholders by December 8, 1997, the dividend rate on the Convertible Preferred Stock will increase from 9% to 13% per year until such stockholder approval is obtained.


     On October 24, 1997, all the holders of the Convertible Preferred Stock executed a Waiver of Mandatory Conversion Conditions, Waiver of Mandatory Redemption Event, and Consent to Amendment, which, along with the Waiver of Mandatory Redemption Event, permanently and irrevocably waived all provisions of the Convertible Preferred Stock that cause mandatory redemption under conditions that are not in the Company's control.



     As a result, there remain no conditions outside of the Company's control that could cause mandatory redemption of the Convertible Preferred Stock and, accordingly, the Company will reflect the Convertible Preferred Stock in the stockholders' equity section of the Company's consolidated balance sheet, on a prospective basis, from and after October 24, 1997. Additionally, the reclassification will eliminate accretion of the preferred stock discount on a prospective basis from and after October 24, 1997.



     On October 31, 1997, the Board of Directors authorized the issuance of additional convertible preferred stock and common stock in private placements.


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
                                       ==========     ====    =======    =======    ======    =======

NOTE 6 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is summarized as follows (in thousands):

                                                             SIX MONTHS ENDED
                                                       -----------------------------
                                                       SEPTEMBER 30,   SEPTEMBER 30,
                                                           1997            1996
                                                       -------------   -------------
Interest paid........................................     $2,685           $ 467
Income taxes paid (refunds received).................     $  836           $(450)

                                  (UNAUDITED)

     In connection with the Company's acquisitions, the net cash paid for the six months ended September 30, 1997 was as follows (in thousands):

Fair value of assets acquired...............................  $202,435
Liabilities assumed.........................................   (94,196)
Stock and warrants issued...................................   (45,266)
Promissory notes and other consideration issued.............   (48,589)
                                                              --------
Cash paid...................................................    14,384
     Less: cash acquired....................................      (292)
                                                              --------
Net cash paid for acquisitions..............................  $ 14,092
                                                              ========


     The promissory notes and other consideration issued is composed of the following (in thousands):



 DATE                            TRANSACTION                          AMOUNT
 ----                            -----------                          ------
8/28/97  Six-month, variable interest rate, note payable issued to the former shareholders of Proler........................  $ 8,100
8/28/97  Two year, 7% note payable issued to the former shareholders
           of Proler................................................    2,400
6/23/97  Five month, 8.5% note payable issued to the former
           shareholders of Isaac....................................   10,600
6/23/97  3 year, 8.5% note payable issued to the former shareholders of
           Isaac....................................................   25,947
 5/1/97  1 year, 9% note payable issued to the former shareholders
           of Reserve...............................................    1,542
                                                                      -------
                                                                      $48,589
                                                                      =======


     Non cash investing and financing activities for the six months ended September 30, 1997 were as follows (in thousands):

Conversion of debt to common stock..........................  $2,720
Dividends payable on preferred stock........................  $  315
Accretion of preferred stock discount.......................  $   57

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

                                  (UNAUDITED)

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


NOTE 9 -- OTHER



     On October 31, 1997, the Board of Directors authorized the Company to enter into agreements that would provide certain separation and other benefits with respect to George O. Moorehead upon the occurrence of certain events. Upon the execution of a definitive Separation Agreement with Mr. Moorehead and the closing of the Cozzi merger, Mr. Moorehead will be entitled to receive aggregate cash payments of $915,000 and certain other benefits over a five year period. Upon the execution of a definitive Stock Warrant Settlement Agreement with Mr. Moorehead, Mr. Moorehead, under certain conditions, would receive warrants to purchase 200,000 shares of common stock at an exercise price of less than market value.

     This Form 10-Q(A) includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q(A) which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company. See also "Factors Influencing Future Results and Accuracy of Forward Looking Statements" below.


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


     The financial statements of the Company do not reflect significant accruals or charges with respect to environmental matters or legal proceedings. The Company is not aware of any material liabilities with respect to such claims.


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

                        LIQUIDITY AND CAPITAL RESOURCES


     The Company will continue to pursue acquisitions in the scrap metal recycling industry and anticipates financing these acquisitions through the issuance of debt and equity. The Company will require substantial capital to fund future acquisitions and current operations. There can be no assurance that any additional financing will be available on terms acceptable to the Company, if at all.



  Six Months Ended September 30, 1997 to Six Months Ended September 30, 1996



     Cash Flows from Continuing Operations. The Company utilized $1.4 million of cash flows in its continuing operations during the six months ended September 30, 1997 versus $34,000 of cash flows which were generated from continuing operations in the comparable period in 1996. The decrease mainly reflects a decrease in accounts payable, offset by lower inventory levels in the Company's scrap metal operations.



     Cash Flows from Investing Activities. During the six months ended September 30, 1997, the Company purchased approximately $1.8 million of property and equipment and utilized cash of approximately $14.1 million for the acquisitions of and transaction costs related to Reserve, Isaac and Proler. Management anticipates the Company will continue to make acquisitions, make capital expenditures for new equipment, and upgrade and expand existing equipment and facilities. The Company expects that these expenditures may increase in the future due to the internal growth of the Company and business combinations.



     Cash Flows from Financing Activities. During the six months ended September 30, 1997, the Company received proceeds from a private offering of 2,025,000 shares of restricted common stock which aggregated $14.7 million and received proceeds from the issuance of 25,000 shares of convertible preferred stock which aggregated $23.9 million (collectively, the "Private Placements"). The proceeds from the Private Placements were used to fund the acquisitions of Reserve and Proler and used to pay debt associated with the acquisitions of MacLeod and HouTex. The Company also repaid a $6.5 million term loan from a commercial bank. Borrowings on lines-of-credit increased to fund working capital requirements. The Company anticipates growing through acquisitions and will require additional debt or equity to fund Pending Acquisitions and future acquisitions. On November 14, 1997, the Company obtained a $10.0 million line of credit from a commercial bank. The loan accrues interest at the prime rate (which was 8.5% on November 20, 1997) and is due on December 15, 1997 but can be extended for sixty days for a fee of $50,000. The Company used the proceeds of the loan towards the payment on November 14, 1997 of approximately $11.0 million to former shareholders of Isaac in repayment of certain notes. On November 20, 1997 the Company agreed to issue 20,000 shares of Series B Convertible Preferred Stock, from which the Company expects to receive net proceeds of approximately $19.1 million.



     Cash Flows from Discontinued Operations. The Company's cash flows from discontinued operations for the six months ended September 30, 1997 reflects royalty income received from the sale of the Spectra*Star business. Cash flows during the comparable period last year reflect the cash generated by the operations of the Spectra*Star business.


FINANCIAL CONDITION


     The Company's principal sources of cash are its existing cash and cash equivalents balances, collection of accounts receivable and proceeds from lines of credit and other borrowings. At September 30, 1997, the Company had $12.0 million in cash and cash equivalents versus $5.7 million at March 31, 1997.



  Six Months Ended September 30, 1997



     Significant Cash Transactions During the Six Months ended September 30, 1997. Durng the six months ended September 30, 1997, the Company completed certain significant debt and equity transactions. The Company raised approximately $14.7 million in cash from the issuance of restricted common stock and raised approximately $23.9 million in cash from the issuance of convertible preferred stock (see Note 4). The Company also entered into a $6.0 million revolving and term loan with a commercial bank and received proceeds of $4.5 million from that loan. The Company utilized a portion of the cash to pay approximately $10.0 million of notes which were issued in connection with the acquisitions of MacLeod and HouTex, to pay a $6.5 million term loan from a commercial bank and to fund $13.4 million of the cash consideration for the acquisitions of Reserve and Proler.



     Cash Requirements for Pending Acquisitions. In connection with each of the Pending Acquisitions, the Company has agreed that the cash portion (excluding transaction costs) of the purchase price will not exceed (in thousands):


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

     Cash Requirements for Maturing Debt Obligations. In connection with the Isaac acquisition, the Company issued approximately $20.6 million of short-term notes of which $10.6 million is due on November 15, 1997 and $10.0 million is due on February 15, 1998. In addition, the Company assumed $8.5 million of notes payable to two former shareholders of Isaac, of which $2.8 million is due on February 15, 1998. The Company may extend the due date on the $10.6 million note by three one-month periods by issuing to the note holders warrants to purchase 100,000 shares of common stock per extension period. In connection with the Proler acquisition, the Company issued approximately $8.1 million of short-term notes which are due in March 1998. The Company's existing cash and cash equivalents may not be sufficient to fund these obligations. The Company is seeking other financing sources to meet such obligations but no assurances can be provided that such financing will be available when needed, or that, if available, it will be on satisfactory terms.



     Working Capital Availability and Requirements. Accounts receivable balances increased from $9.6 million at March 31, 1997 to $50.5 million at September 30, 1997 due to the recent acquisitions of Reserve, Isaac and Proler. Accounts payable increased from $5.2 million at March 31, 1997 to $34.2 million at September 30, 1997 due to the recent acquisitions.


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
                                                              =======        ===       ======      ===


     The value of the inventory represents the carrying cost on the balance sheet, which does not necessarily indicate fair value. The increase in carrying cost of inventory at September 30, 1997 is primarily due to the acquisitions of Reserve and Isaac, which mainly sell ferrous metals and carry significant amounts of inventory.


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

     See Exhibit Index

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the second quarter of fiscal 1998:

          (1) Form 8-K dated August 28, 1997 disclosing the acquisition agreement with Proler Southwest, Inc. and Proler Steelworks, L.L.C.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          METAL MANAGEMENT, INC.

                                          By: /s/ GERARD M. JACOBS
                                            ------------------------------------
                                            Gerard M. Jacobs
                                            Director, President and
                                            Chief Executive Officer

                                          By: /s/ T. BENJAMIN JENNINGS
                                            ------------------------------------
                                            T. Benjamin Jennings
                                            Director, Chairman of the Board and
                                            Chief Development Officer

                                          By: /s/ ROBERT C. LARRY
                                            ------------------------------------
                                            Robert C. Larry
                                            Vice President, Finance and
                                            Chief Financial Officer


                                          Date: November 24, 1997

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
    2.1    Agreement and Plan of Merger dated as of August 27, 1997, by and among the Registrant, Proler Acquisition, Inc., Proler
           Southwest, Inc. and the Shareholders of Proler Southwest,
           Inc. (incorporated by reference to Exhibit 2.1 of the
           Registrant's report on Form 8-K dated
           August 28, 1997).
    2.2    Purchase Agreement for Membership Interests of Proler
           Steelworks, L.L.C. dated as of August 27, 1997 by and among the Registrant, Proler Steelworks, L.L.C. and the Members of
           Proler Steelworks, L.L.C. (incorporated by reference to
           Exhibit 2.2 of the Registrant's report on Form 8-K dated
           August 28, 1997).
    3.1    Amended and Restated Bylaws, as amended through May 24, 1997
           (incorporated by reference to Exhibit 3.1 of the
           Registrant's report on Form 10-K for the year ended March
           31, 1997).
    3.2    Certificate of Designations, Preferences and Rights of
           Series A Convertible Preferred Stock of the Registrant
           (incorporated by reference to Exhibit 3.2 of the
           Registrant's report on Form 10-Q for the quarter ended June
           30, 1997).
    4.1    Securities Purchase Agreement, dated August 8, 1997, between the Registrant and Proprietary Convertible Investment Group,
           Inc. and Advantage Fund Limited (incorporated by reference to Exhibit 4.1 of the Registrant's report on Form 10-Q for the quarter ended June 30, 1997).
    4.2    Registration Rights Agreement, dated August 8, 1997, between the Registrant and Proprietary Convertible Investment Group,
           Inc. and Advantage Fund Limited (incorporated by reference to Exhibit 4.2 of the Registrant's report on Form 10-Q for the quarter ended June 30, 1997).
   10.1    Employment Agreement dated as of August 27, 1997 by and
           between the Registrant and William T. Proler (incorporated by reference to Exhibit 10.1 of the Registrant's report on
           Form 8-K dated August 28, 1997).
   11.1    Computation of net income (loss) per share.
   27.1    Financial Data Schedule.