Form 10-Q
period 1997-12-31
METAL MANAGEMENT INC
filed 1998-02-17
CIK 795665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 1997

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

     As of February 9, 1998, the Registrant had 30,633,809 shares of Common Stock outstanding.

                                     INDEX

                                                                             PAGE
                                                                             ----
PART I: FINANCIAL INFORMATION
ITEM 1:        Financial Statements
               Consolidated Condensed Balance Sheets -- December 31, 1997
                 (unaudited) and March 31, 1997............................    1
               Consolidated Condensed Statements of Operations -- three
                 months and nine months ended December 31, 1997 and 1996
                 (unaudited)...............................................    2
               Consolidated Condensed Statements of Cash Flows -- nine
                 months ended
                 December 31, 1997 and 1996 (unaudited)....................    3
               Consolidated Statement of Stockholders' Equity -- December
                 31, 1997 (unaudited) and March 31, 1997...................    4
               Notes to Consolidated Condensed Financial Statements
                 (unaudited)...............................................    5
ITEM 2:        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................   14
PART II: OTHER INFORMATION
ITEM 1:        Legal Proceedings...........................................   31
ITEM 2:        Changes in Securities.......................................   31
ITEM 4:        Submission of Matters to a Vote of Security Holders.........   32
ITEM 5:        Other Information...........................................   33
ITEM 6:        Exhibits and Reports on Form 8-K............................   33
               SIGNATURES..................................................   34
               Exhibit Index...............................................   35

PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,    MARCH 31,
                                                                  1997          1997
                                                              ------------    ---------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 30,134       $ 5,718
  Accounts receivable, net..................................      85,900         9,560
  Notes receivable from related parties.....................         300           406
  Inventories...............................................      43,350         8,415
  Prepaid expenses and other assets.........................       6,052         1,609
                                                                --------       -------
     Total current assets...................................     165,736        25,708
Property and equipment, net.................................      94,532        20,208
Goodwill and other intangibles, net.........................     166,619        23,484
Other assets................................................      10,027           725
                                                                --------       -------
     Total assets...........................................    $436,914       $70,125
                                                                ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Operating lines-of-credit.................................    $  7,610       $ 7,887
  Accounts payable..........................................      53,823         5,246
  Other accrued liabilities.................................      14,272         2,746
  Current portion of notes payable to related parties.......      23,496        12,575
  Current portion of long-term debt.........................       6,252        10,809
                                                                --------       -------
     Total current liabilities..............................     105,453        39,263
Long-term notes payable to related parties, less current
  portion...................................................      39,693         1,430
Long-term debt, less current portion........................      56,579         3,740
Deferred taxes..............................................      11,534         1,411
Other liabilities...........................................         836         1,133
                                                                --------       -------
     Total liabilities......................................     214,095        46,977
Stockholders' equity:
  Convertible preferred stock - Series A....................      24,217             0
  Convertible preferred stock - Series B....................      19,063             0
  Common Stock..............................................         297           102
  Warrants..................................................      39,903         1,351
  Additional paid-in-capital................................     161,898        16,628
  Retained earnings (accumulated deficit)...................     (22,559)        5,067
                                                                --------       -------
     Total stockholders' equity.............................     222,819        23,148
                                                                --------       -------
     Total liabilities and stockholders' equity.............    $436,914       $70,125
                                                                ========       =======

    The accompanying notes are an integral part of the financial statements

                             METAL MANAGEMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                               ---------------------------   ---------------------------
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                   1997           1996           1997           1996
                                               ------------   ------------   ------------   ------------
Net sales....................................    $126,007       $10,402        $283,353       $40,344
Cost of sales................................     114,361        10,020         255,579        37,138
                                                 --------       -------        --------       -------
Gross profit.................................      11,646           382          27,774         3,206
Operating expenses:
  General and administrative.................       6,413         1,164          14,610         3,900
  Depreciation and amortization..............       3,059           315           6,712         1,227
  Non-recurring expenses.....................      25,456             0          25,456             0
                                                 --------       -------        --------       -------
Total operating expenses.....................      34,928         1,479          46,778         5,127
                                                 --------       -------        --------       -------
Operating loss from continuing operations....     (23,282)       (1,097)        (19,004)       (1,921)
Interest expense.............................      (2,601)         (224)         (6,166)         (674)
Income from joint ventures...................          32             0             195             0
Other income.................................         314            42             562           151
                                                 --------       -------        --------       -------
Loss from continuing operations before income
  taxes and discontinued operations..........     (25,537)       (1,279)        (24,413)       (2,444)
Benefit for income taxes.....................      (3,763)         (119)         (3,165)         (373)
                                                 --------       -------        --------       -------
Loss from continuing operations..............     (21,774)       (1,160)        (21,248)       (2,071)
Discontinued operations:
  Gain (loss) on sale of assets on former
     product lines of GPAR, net of income
     taxes...................................         (42)          179             166           317
  Income (loss) from operations of former
     product lines of GPAR, net of income
     taxes...................................           0          (154)              0             2
                                                 --------       -------        --------       -------
Net loss.....................................     (21,816)       (1,135)        (21,082)       (1,752)
Accretion of preferred stock to redemption
  value......................................           0             0              57             0
Non-cash beneficial conversion feature of
  convertible preferred stock................       5,592             0           5,592             0
Preferred stock dividends....................         580             0             895             0
                                                 --------       -------        --------       -------
Net loss applicable to Common Stock..........    $(27,988)      $(1,135)       $(27,626)      $(1,752)
                                                 ========       =======        ========       =======
Basic earnings (loss) per common share for:
  Continuing operations applicable to Common
     Stock...................................    $  (1.35)      $ (0.13)       $  (1.73)      $ (0.24)
  Gain (loss) on sale of discontinued
     operations..............................    $  (0.00)      $  0.02        $   0.01       $  0.04
  Income (loss) from discontinued
     operations..............................    $   0.00       $ (0.02)       $   0.00       $  0.00
  Net loss applicable to Common Stock........    $  (1.35)      $ (0.13)       $  (1.72)      $ (0.20)
Weighted average shares outstanding..........      20,664         8,940          16,032         8,775
Diluted earnings (loss) per common share for:
  Continuing operations applicable to Common
     Stock...................................    $  (1.35)      $ (0.13)       $  (1.73)      $ (0.24)
  Gain (loss) on sale of discontinued
     operations..............................    $  (0.00)      $  0.02        $   0.01       $  0.04
  Income (loss) from discontinued
     operations..............................    $   0.00       $ (0.02)       $   0.00       $  0.00
  Net loss applicable to Common Stock........    $  (1.35)      $ (0.13)       $  (1.72)      $ (0.20)
Weighted average diluted shares
  outstanding................................      20,664         8,940          16,032         8,775

    The accompanying notes are an integral part of the financial statements

                             METAL MANAGEMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                               FOR THE NINE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1996
                                                              ------------   ------------
Cash flows from continuing operations:
Net loss from continuing operations.........................   $ (21,248)      $(2,071)
Adjustments to reconcile net loss from continuing operations to cash flows from continuing operations:
     Depreciation and amortization..........................       6,712         1,227
     Non-recurring charges..................................      23,801             0
     Other..................................................      (2,671)            0
  Changes in assets and liabilities, net of acquisitions:
     Accounts receivable and other receivables, net.........       2,730         1,092
     Inventories............................................      17,211           204
     Accounts payable.......................................     (19,608)       (1,470)
     Other..................................................      (3,603)           60
                                                               ---------       -------
Cash flows from continuing operations.......................       3,324          (958)
Cash flows provided (used) by investing activities:
  Marketable securities sold................................          10         2,644
  Purchases of property and equipment.......................      (4,350)       (1,654)
  Acquisitions, net of cash acquired........................     (23,153)         (971)
  Other.....................................................       1,090             0
                                                               ---------       -------
Net cash provided (used) by investing activities............     (26,403)           19
Cash flows provided (used) by financing activities:
  Repayments on lines-of-credit.............................        (936)       (1,975)
  Issuances of long-term debt...............................      15,641             0
  Repayments of long-term debt..............................     (50,425)       (1,130)
  Issuances of Common Stock.................................      40,207           293
  Issuances of convertible preferred stock..................      42,908             0
  Other.....................................................        (287)            0
                                                               ---------       -------
Net cash provided (used) by financing activities............      47,108        (2,812)
                                                               ---------       -------
Cash flows from discontinued operations.....................         387         1,525
                                                               ---------       -------
Net increase (decrease) in cash and cash equivalents........      24,416        (2,226)
Cash and cash equivalents at beginning of period............       5,718         3,093
                                                               ---------       -------
Cash and cash equivalents at end of period..................   $  30,134       $   867
                                                               =========       =======

    The accompanying notes are an integral part of the financial statements

                             METAL MANAGEMENT, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            (UNAUDITED, IN THOUSANDS, EXCEPT SHARES OF COMMON STOCK)

                                PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                              -------------------   -------------------    PAID-IN                RETAINED
                              SERIES A   SERIES B     SHARES     AMOUNT    CAPITAL     WARRANTS   EARNINGS    TOTAL
                              --------   --------     ------     ------   ----------   --------   --------    -----
Balance at March 31, 1997...  $     0    $     0    10,154,740    $102     $ 16,628    $ 1,351    $  5,067   $ 23,148
Issuance of Series A
  preferred stock, net......   23,844         --            --      --           --         --          --     23,844
Issuance of Series B
  preferred stock, net......       --     19,063            --      --           --         --          --     19,063
Issuance of Common Stock and
  warrants in private
  offerings, net............       --         --     3,495,588      35       35,070      4,451                 39,556
Equity issued for
  acquisitions..............       --         --    15,347,843     153      100,326     20,662          --    121,141
Common Stock issued upon
  exercise of options,
  warrants and conversion of
  debt......................       --         --       687,481       7        4,282       (891)         --      3,398
Dividends declared on
  Preferred Stock...........      316         --            --      --           --         --        (895)      (579)
Non-cash dividend recognized
  on beneficial conversion
  feature of Preferred
  Stock.....................       --         --            --      --        5,592         --      (5,592)         0
Warrants issued to
  employees.................       --         --            --      --           --     14,330          --     14,330
Accretion of Preferred Stock
  discount to redemption
  value.....................       57         --            --      --           --         --         (57)         0
Net loss for the period.....       --         --            --      --           --         --     (21,082)   (21,082)
                              -------    -------    ----------    ----     --------    -------    --------   --------
Balance at December 31,
  1997......................  $24,217    $19,063    29,685,652    $297     $161,898    $39,903    $(22,559)  $222,819
                              =======    =======    ==========    ====     ========    =======    ========   ========

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited consolidated condensed financial statements include the accounts of Metal Management, Inc. and its subsidiaries (herein referred to as "MTLM" or the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the Company's fiscal year ended March 31, 1997.

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

     During the first quarter of fiscal 1997 (ended June 30, 1996), the Company discontinued its Spectra*Star and consumables business and its VideoShow product and related product lines businesses. During the second quarter of fiscal 1997, the Spectra*Star inventory and related production equipment was sold for approximately $1.3 million in cash and other contingent consideration in the form of royalties on future revenues from the sale of Spectra*Star printers and related consumables. The VideoShow business was sold in the third quarter of fiscal 1997 for consideration in the form of royalties on future revenues from the sale of VideoShow products. The royalties earned during fiscal 1998, net of related costs incurred, are reflected as an addition to gain on sale.

NOTE 2 -- ACQUISITIONS

  Significant acquisitions completed during the nine months ended December 31, 1997

     - On December 1, 1997, the Company acquired Cozzi Iron & Metal, Inc. ("Cozzi"), headquartered in Chicago, Illinois. Cozzi operates facilities in Chicago, Illinois, East Chicago, Indiana, Phoenix, Arizona and the Pittsburgh, Pennsylvania area as well as a joint venture interest (50%) in Memphis, Tennessee. In connection with the acquisition of Cozzi, Albert A. Cozzi joined the Company as a Director, President and Chief Operating Officer. Frank J. Cozzi joined the Company as a Director and a Vice-President and Gregory P. Cozzi joined the Company as a Director. On December 18, 1997, the Company, through Cozzi acquired Kankakee Scrap Corporation, located in Kankakee, Illinois.

     - In August 1997, the Company acquired Proler Southwest, Inc. and Proler Steelworks, L.L.C. (collectively "Proler"). Proler operates a facility in Houston, Texas and a site in Jackson, Mississippi. In connection with the acquisition, William T. Proler joined the Company as a Director.

     - In June 1997, the Company acquired four companies under common ownership comprising The Isaac Group ("Isaac"), headquartered in Maumee, Ohio. The Isaac Group is comprised of Ferrex Trading Corporation, the Isaac Corporation, Paulding Recycling, Inc. and Briquetting Corporation of America. In connection with the acquisition, George A. Isaac III joined the Company as a Director and Executive Vice-President.

                                  (UNAUDITED)

     - In May 1997, the Company acquired Reserve Iron & Metal L.P. ("Reserve"). Reserve operates two processing facilities in Cleveland, Ohio and Chicago, Illinois and has a 50% interest in a joint venture operating in Attalla, Alabama.

     The purchase consideration for each of the transactions was as follows (in thousands, except shares and warrants):

                                                     RESERVE       ISAAC        PROLER        COZZI
                                                     -------       -----        ------        -----
Shares of restricted Common Stock issued........           --    1,942,857     1,750,000    11,499,986
Warrants to purchase Common Stock issued........    1,400,000      462,500       375,000     1,500,002
Cash paid, including transaction costs..........    $   6,568    $     528    $    7,747    $    7,506
Value of Common Stock issued....................           --       21,049        11,130        65,864
Value of warrants issued........................        8,118        3,028         1,574         7,505
Promissory notes issued.........................        1,542       36,547        10,500            --
                                                    ---------    ---------    ----------    ----------
     Total purchase consideration...............    $16,228...   $  61,152    $   30,951    $   80,875
                                                    =========    =========    ==========    ==========

     The purchase consideration is allocated as follows (in thousands):

                                                         RESERVE      ISAAC      PROLER      COZZI
                                                         -------      -----      ------      -----
Current assets.......................................    $ 38,822    $ 39,225    $ 3,199    $ 52,881
Noncurrent assets....................................      12,345      21,577      5,722      44,184
Current liabilities..................................     (16,185)    (32,570)    (4,514)    (32,471)
Noncurrent liabilities...............................     (25,964)    (15,556)    (1,533)    (50,360)
Goodwill.............................................       7,210      48,476     28,077      66,641
                                                         --------    --------    -------    --------
     Total purchase consideration....................    $ 16,228    $ 61,152    $30,951    $ 80,875
                                                         ========    ========    =======    ========

     In consideration for entering into a non-compete agreement, the Company granted Mr. Isaac additional warrants to purchase 287,500 shares of MTLM Common Stock at an exercise price of $11.70 per share. A non-compete intangible asset was recorded and valued at $1.8 million.

     The above transactions have been accounted for by the purchase method of accounting and are included in the Company's results of operations from the effective date of each respective acquisition. The purchase price was allocated based on estimates of the fair value of assets acquired and liabilities assumed. These estimates are revised during the allocation period as necessary when information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies by acquisition but does not exceed one year, except with respect to certain tax related contingencies. To the extent contingencies such as preacquisition environmental matters or preacquisition tax matters are resolved or settled during the allocation period such items are included in the revised allocation of purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which adjustments are determined.

  Acquisitions completed subsequent to December 31, 1997

     - On January 8, 1998, the Company acquired Houston Compressed Steel Corp. ("HCS"), headquartered in Houston, Texas. HCS operates one processing facility in Houston, Texas.

     - On January 20, 1998, AMI Acquisition Co. ("AMI"), a wholly owned subsidiary of the Company, purchased substantially all of the assets of Aerospace Metals, Inc. ("Aerospace"), and certain of its affiliates headquartered in Hartford, Connecticut. Pursuant to the Asset Purchase Agreement, the Company issued 402,893 shares of restricted Common Stock and paid approximately $14.4 million in cash as purchase consideration.

                                  (UNAUDITED)

     - On January 30, 1998, the Company, through Cozzi, purchased Newell Phoenix, L.L.C.'s ("Newell") 50% membership interest in Salt River Recycling, L.L.C. ("Salt River"), an Arizona limited liability company. Prior to acquisition on January 30, 1998, Cozzi owned a 50% interest in Salt River. On December 19, 1997, the Company loaned $300,000 to Newell at the prime rate of interest. On January 30, 1998, the Company received a payment of $73,000 on the loan. The loan is due on or about May 1, 1998 and is secured by 18,000 shares of the Company's Common Stock issued to Newell.

     The acquisitions of HCS, Aerospace and Salt River will be accounted for by the purchase method of accounting and will be included in the Company's results of operations from the dates of acquisition.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, MacLeod Group ("MacLeod"), HouTex Metals Company, Inc. ("HouTex"), Reserve, Isaac, Proler, Cozzi, Aerospace and the sale of convertible Preferred Stock (see Note 5) and Common Stock (see
Note 6) as if these transactions had occurred on April 1, 1996. The MacLeod and HouTex acquisitions were completed by the Company during the fourth quarter of fiscal 1997. The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets, additional amortization expense as a result of goodwill and interest expense related to acquisition debt. The pro forma results do not purport to be indicative of the results of operations which would have resulted had the acquisitions been in effect on April 1, 1996 (in thousands, except share data).

                                                             NINE MONTHS ENDED   TWELVE MONTHS ENDED
                                                             DECEMBER 31, 1997     MARCH 31, 1997
                                                             -----------------   -------------------
                                                                (UNAUDITED)          (UNAUDITED)
Net sales..................................................      $565,406             $695,834
Net loss from continuing operations applicable to Common
  Stock....................................................      $(20,615)            $ (4,792)
Diluted net loss from continuing operations applicable to
  Common Stock.............................................      $  (0.69)            $  (0.16)

  Potential acquisitions

     - On July 23, 1997, the Company signed a binding letter of intent to acquire Superior Forge, Inc. ("Superior"), of Huntington Beach, California. Superior uses and generates aluminum and aluminum scrap in its various operations. In the transaction, the shareholders of Superior will likely receive 867,667 shares of Common Stock and $5.0 million in cash. The Company has agreed to issue to Xavier Hermosillo, the Company's Secretary, as a finders fee in connection with the Superior acquisition, and conditioned upon closing of the Superior acquisition, warrants to purchase 20,000 shares of Common Stock at an exercise price of $15.00 per share.

     - On August 5, 1997, the Company signed a binding letter of intent to purchase all of the scrap metal-related business operations and assets, excluding real estate, of Goldin Industries, Inc., Goldin Industries Louisiana, Inc., and Goldin of Alabama, Inc. (the "Goldin Companies"). The Goldin Companies, headquartered in Gulfport, Mississippi, operate five facilities, including one near New Orleans, Louisiana, two in Mobile, Alabama, and two in Gulfport, and principally processes industrial ferrous and non-ferrous metals. In the transaction, the shareholders of the Goldin Companies will receive $7.15 million in cash, 112,500 shares of Common Stock, and warrants to purchase an aggregate of 150,000 shares of Common Stock.

     - On August 6, 1997, the Company signed a binding letter of intent to acquire, in a merger, FPX, Inc. ("FPX"), which has a 50% ownership interest in PerlCo, L.L.C. ("PerlCo"), a Tennessee limited liability company. The Company currently owns a 50% interest in PerlCo through Cozzi. The Company will also acquire, through merger, Southern Tin Compress Corporation ("Southern Tin"), which owns the real estate and certain equipment associated with the PerlCo operations. In the

                                  (UNAUDITED)

      transaction, the shareholders of FPX and Southern Tin will receive an aggregate of 789,740 shares of Common Stock (subject to adjustment in certain circumstances) and warrants to purchase an aggregate of 125,000 shares of Common Stock. Also at closing, certain affiliates of the FPX shareholders will be repaid up to $2.0 million due from PerlCo.

     - On August 28, 1997, the Company signed binding letters of intent to acquire Gold Metal Recyclers, Yonack Iron & Metal, Atlas Recycling, Spectrum Metals and Yonack Services ("Texas Acquisitions"). These businesses have scrap metal operations in Texas and Arkansas. The aggregate consideration for these five acquisitions is composed of $16.64 million in cash, $700,000 in promissory notes, and 670,944 shares of Common Stock. The Common Stock to be issued is subject to adjustment.

     - On December 11, 1997, the Company entered into a binding letter of intent to purchase certain assets of Accurate Iron & Metal Co., an Illinois corporation, which operates a facility in Franklin Park, Illinois.

     - On December 12, 1997, the Company entered into a letter of intent to purchase substantially all of the assets of 138 Scrap Inc. and of Katrick Inc., Illinois corporations headquartered in Riverdale, Illinois.

     The closing of the potential acquisitions are subject to, among other things, execution of mutually acceptable definitive merger and related agreements, successful completion of due diligence, obtaining corporate approvals, government approvals as necessary, and other customary conditions to closing. No assurance can be made that all or any one of the potential acquisitions will be completed.

NOTE 3 -- NON-RECURRING EXPENSES

     During the quarter ended December 31, 1997, the Company recorded the following non-recurring pre-tax charges totaling $25.5 million (in thousands):

Non-cash warrant compensation...............................    $10,596
Severance and other termination benefits....................      3,014
EMCO Shut-down..............................................     11,846
                                                                -------
                                                                $25,456
                                                                =======

     On December 1, 1997, the Company issued non-recurring, fully vested warrants to purchase 1,655,000 shares of Common Stock at exercise prices ranging from $4.00 per share to $12.00 per share. These warrants were issued to employees and an outside director, including T. Benjamin Jennings, Chairman of the Board and Chief Development Officer, Gerard M. Jacobs, Chief Executive Officer, and Donald F. Moorehead, Vice-Chairman of the Board. Messrs. Jacobs and Jennings each received warrants to purchase 375,000 shares of Common Stock at an exercise price of $5.91 per share and warrants to purchase 350,000 shares of Common Stock at an exercise price of $12.00 per share. Donald F. Moorehead and certain individuals associated with him received warrants to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $12.00 per share. The non-cash warrant compensation expense for these warrants was calculated using the "intrinsic value method" as prescribed under Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees".

     On December 1, 1997, the Company and George O. Moorehead entered into two agreements, a Separation Agreement and a Stock Warrant Settlement Agreement resolving all outstanding issues between the Company and Mr. Moorehead. Pursuant to the Separation Agreement, Mr. Moorehead (a) resigned from his employment with the Company, from his employment with EMCO and from his directorship of EMCO effective December 1, 1997, and (b) delivered a Non-Compete, Non-Solicitation and Confidentiality Covenant and Agreement. In consideration for entering into the Separation Agreement, the Company

                                  (UNAUDITED)

(a) paid Mr. Moorehead $250,000 on December 1, 1997, (b) agreed to provide Mr. Moorehead certain insurance and other benefits during a five-year period commencing on December 1, 1997, (c) agreed to pay certain legal fees to Mr. Moorehead's counsel, and (d) permitted Mr. Moorehead to exercise certain warrants to acquire Common Stock previously granted to him, on a "net cashless" basis, subject to the Company's right to refuse "net cashless" exercises under certain circumstances. Pursuant to the Stock Warrant Settlement Agreement, the Company issued to Mr. Moorehead fully-vested warrants to purchase 200,000 shares of Common Stock at $12.00 per share, exercisable for a period of five years, and agreed to pay Mr. Moorehead amounts totalling $665,000. To date the Company has paid $207,500 to Mr. Moorehead under the Stock Warrant Settlement Agreement. The Company recorded a non-recurring charge totaling $3,014,000 comprised of (a) $915,000 of cash payments, (b) an accrual of $199,000 for other benefits to Mr. Moorehead under the Separation Agreement, and (c) $1,900,000 representing the value (calculated in accordance with APB No. 25) of the warrants to purchase 200,000 shares of Common Stock issued to Mr. Moorehead.

     In December 1997, the Company adopted a formal plan to shut down its EMCO operations and to transfer certain of EMCO's assets to newly-acquired Salt River Recycling, which the Company will operate under the name of Metal Management of Arizona. As disclosed in prior periods, EMCO has incurred operating losses since its acquisition and has required substantial unanticipated working capital infusions. In connection with the plan to shut down EMCO, the Company recorded a pre-tax charge of approximately $11.8 million in the third quarter, comprised of $9.3 million for the impairment of EMCO goodwill, $2.0 million for the write-down to fair value (less selling costs) of the EMCO fixed assets to be sold or otherwise abandoned, and $0.5 million for other exit-related costs. The cost of transferring EMCO's remaining assets to Metal Management of Arizona will be expensed as incurred. The exit plan is expected to be completed by December 31, 1998.

NOTE 4 -- INVENTORIES

     Inventories consisted of the following at the dates indicated below (in thousands):

                                                     DECEMBER 31, 1997    MARCH 31, 1997
                                                     -----------------    --------------
Ferrous metals...................................         $36,319             $2,707
Non-ferrous metals...............................           6,374              4,754
Other............................................             657                954
                                                          -------             ------
                                                          $43,350             $8,415
                                                          =======             ======

NOTE 5 -- CONVERTIBLE PREFERRED STOCK -- SERIES A AND SERIES B

     In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about the Company's capital structure.

     In accordance with Emerging Issues Task Force (EITF) Topic No. D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature", the Company recorded a one-time non-cash dividend of approximately $5.6 million in the third quarter. The dividend represents a beneficial conversion feature required to be recognized if preferred stock is convertible into Common Stock at the lower of a conversion rate fixed at the date of issue or a fixed discount to the Common Stock's market price at the date of conversion.

     On August 8, 1997, the Company issued 21,000 shares of Series A Convertible Preferred Stock and between August 21, 1997 and September 8, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (stated value of $1,000 per share) (the "Series A Preferred Stock"). An aggregate of 2,500 shares of the Series A Preferred Stock were purchased by Gerard M. Jacobs,

                                  (UNAUDITED)

T. Benjamin Jennings and Donald F. Moorehead, directors of the Company. On December 1, 1997, the Company issued an aggregate of 20,000 shares of Series B Convertible Preferred Stock, par value $.01 per share (stated value of $1,000 per share) (the "Series B Preferred Stock"). Net cash proceeds totaled $23.8 million and $19.1 million, respectively, for the Series A Preferred Stock and the Series B Preferred Stock.

     The Series A Preferred Stock and the Series B Preferred Stock have a "Liquidation Preference" equal to $1,000 per share plus any accrued and unpaid dividends. Upon the liquidation, dissolution or winding up of the Company, holders of the Series A and Series B Preferred Stock are entitled to receive payment of the Liquidation Preference on a pro rata basis based on the Liquidation Preference of the Preferred Stock held by each holder before any payment is made to holders of Common Stock or any stock of the Company junior to the Series A and Series B Preferred Stock.

     Dividends on the Series A Preferred Stock accrue, whether or not declared by the Board of Directors, at an annual rate of 6% of the Stated Value of each outstanding share of Series A Preferred Stock. Dividends are payable in cash or, at the Company's option, and upon satisfaction of certain conditions, in additional shares of Series A Preferred Stock. Dividends on the Series B Preferred Stock accrue, whether or not declared by the Board of Directors, at an annual rate of 4.5% of the Stated Value of each outstanding share of Series B Preferred Stock. Dividends are payable in cash or, at the Company's option, and upon satisfaction of certain conditions, in additional shares of Series B Preferred Stock.

     The holders of Series A Preferred Stock will be able to convert the shares of Series A Preferred Stock into Common Stock at a price equal to the lower of:
(i) $18.30 (to be adjusted to reflect stock splits, stock dividends or similar events); or (ii) 85% of the average closing bid price for the Common Stock for the five trading days prior to the date of the conversion notice. Since the conversion price for the Series A Preferred Stock may vary depending on when the holder delivers a conversion notice, it is not possible to specify the maximum number of shares of Common Stock that the Company might be required to issue upon conversion of the Series A Preferred Stock. In addition, if at any time before April 14, 1998, the Company issues convertible stock with a lower conversion price than the then-applicable conversion price of the Series A Preferred Stock, or with limitations on conversion rights that are proportionately less restrictive than those imposed on the holders of the Series A Preferred Stock, then the conversion price of the Series A Preferred Stock will be adjusted, or the limitations on conversion rights will be modified, to be consistent with those of the additional convertible stock.

     If the conversion of the Series A Preferred Stock would result in the holders receiving more than 2,500,000 shares of Common Stock, then the Company may redeem any shares of Series A Preferred Stock in excess of 2,500,000 shares at a redemption price equal to: (i) 117% of the Stated Value of the shares; plus
(ii) any accrued and unpaid dividends on such shares. Any shares of Series A Preferred Stock which have not been converted on or before August 8, 2000 (the "Maturity Date") will automatically be converted to shares of Common Stock at the Maturity Date. However, if, at the Maturity Date any of the Mandatory Conversion Conditions is not satisfied, then the Company will be required to pay to the holders of Series A Preferred Stock, in cash, an amount equal to the Liquidation Preference for the shares of Series A Preferred Stock which they own. "Mandatory Conversion Conditions" include: (i) the market value of the outstanding shares of Common Stock (other than those issuable upon conversion of the Series A Preferred Stock) being greater than $75,000,000; (ii) the Common Stock had an average daily trading volume of more than 30,000 shares during the six-month period ending on the 15th day of the calendar month immediately prior to the calendar month in which the Maturity Date occurs; (iii) the Common Stock is designated for quotation on the Nasdaq National Market, the New York Stock Exchange or another national securities exchange; and (iv) a registration statement covering the resale of all of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock shall be effective, or such resale may be made under Rule 144(k) under the Securities Act. The Mandatory Conversion Conditions identified in (i) through (iii) above is referred to as the "Specified Mandatory Conversion Conditions."

                                  (UNAUDITED)

     As of October 24, 1997, all of the holders of the Series A Preferred Stock executed a Waiver of Mandatory Conversion Conditions, Waiver of Redemption Event, and Consent to Amendment. Pursuant to this waiver, the holders waived any rights to avoid a mandatory conversion of such holder's Series A Preferred Stock into Common Stock at the Maturity Date by reason of the Company's failure to satisfy any of the Specified Mandatory Conversion Conditions. In addition, the holders waived any rights to require the Company to redeem their Series A Preferred Stock in the event the Common Stock is no longer designated for quotation on the Nasdaq National Market or another national securities exchange (a "Listed Stock Event"). If the Common Stock fails to be designated for quotation on the Nasdaq National Market or listed on the New York Stock Exchange or other national securities exchange (the "Listed Stock Condition") or there is an occurrence of the Listed Stock Event, the holders, at their option, may convert their shares of Series A Preferred Stock into the number of shares of Common Stock obtained by dividing the Stated Value of the Series A Preferred Stock to be converted by the Delisting Price as of the conversion date. The "Delisting Price" would be the lowest traded price of the Common Stock during the time when the Common Stock is not listed on the Nasdaq National Market or listed on another national securities exchange.

     The Series A Preferred Stock does not grant holders voting rights except that, so long as shares of Series A Preferred Stock are outstanding, without the prior approval of the holders of at least a majority of all shares of the Series A Preferred Stock outstanding at the time, the Company may not: (i) increase the number of shares of Series A Preferred Stock which the Company is authorized to issue; (ii) alter or change the rights, preferences or privileges of the Series A Preferred Stock or any other capital stock of the Company so as to adversely affect the Series A Preferred Stock; or (iii) create any new class or series of capital stock having a preference over the Series A Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company. Approval of holders of the Series A Preferred Stock as to actions described in (ii) and (iii) above will not be required if the average closing price for the Common Stock on the five trading days immediately preceding the effective date of such a change is equal to or exceeds $27.45.

     The holders of Series B Preferred Stock will be able to convert the shares of Series B Preferred Stock into Common Stock at a price equal to the lowest of:
(i) 120% of the closing bid price for the Common Stock on the date of purchase of the Series B Preferred Stock (to be adjusted to reflect stock splits, stock dividends or similar events) (the "Fixed Conversion Price"); (ii) 92.5% of the average closing bid price for the Common Stock for the five trading days prior to the date of the conversion notice; or (iii) if applicable, the lowest traded price of the Common Stock during the time when the Common Stock is not listed on the Nasdaq National Market or listed on the New York Stock Exchange or other national securities exchange. Since the conversion price for the Series B Preferred Stock may vary depending on when the holder delivers a conversion notice, it is not possible to specify the maximum number of shares of Common Stock that the Company might be required to issue upon conversion of the Series B Preferred Stock. In addition, if at any time before April 14, 1998, the Company issues convertible stock with a lower conversion price than the then-applicable conversion price of the Series B Preferred Stock, or with limitations on conversion rights that are proportionately less restrictive than those imposed on the holders of the Series B Preferred Stock, then the conversion price of the Series B Preferred Stock will be adjusted, or the limitations on conversion rights will be modified, to be consistent with those of the additional convertible stock.

     If the conversion of the Series B Preferred Stock would result in the holders receiving more than 2,000,000 Shares of Common Stock, then the Company may redeem any shares of Series B Preferred Stock in excess of 2,000,000 shares at a redemption price equal to: (i) 117% of the Stated Value of the shares; plus
(ii) any accrued and unpaid dividends on such shares. Any shares of Series B Preferred Stock which have not been converted on or before three years after the date the Series B Preferred Stock was issued (the "Maturity Date") will automatically be converted to shares of Common Stock at the Maturity Date. However, if, at the Maturity Date, a registration statement covering the resale of all of the shares of Common Stock issuable upon conversion of the Series B Preferred Stock is not effective, and such resale may not be made under Rule 144(k) under the Securities Act, then the Company will be required to pay to the holders of Series B

                                  (UNAUDITED)

Preferred Stock, in cash, an amount equal to the Liquidation Preference for the shares of Series B Preferred Stock which they own.

     The Series B Preferred Stock does not grant holders voting rights except that, so long as shares of Series B Preferred Stock are outstanding, without the prior approval of the holders of at least a majority of all shares of the Series B Preferred Stock outstanding at the time, the Company may not: (i) increase the number of shares of Series B Preferred Stock which the Company is authorized to issue; (ii) alter or change the rights, preferences or privileges of the Series B Preferred Stock or any other capital stock of the Company so as to adversely affect the Series B Preferred Stock; or (iii) create any new class or series of capital stock having a preference over the Series B Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company. Approval of holders of the Series B Preferred Stock as to actions described in (ii) and (iii) above will not be required if the average closing price for the Common Stock on the five trading days immediately preceding the effective date of such a change is equal to or exceeds 150% of the Fixed Conversion Price.

NOTE 6 -- COMMON STOCK

  Issuances of Common Stock

     On December 19, 1997, the Company issued to Samstock, L.L.C., a Delaware limited liability company ("Samstock"), 1,470,588 shares of the Company's Common Stock, par value $.01 per Share (the "Samstock Shares"), pursuant to a Securities Purchase Agreement (the "Purchase Agreement") between the Company and Samstock. The Company also issued to Samstock a Warrant (the "Samstock Warrant") exercisable at any time prior to December 18, 2002 for: (i) 400,000 Shares at an exercise price of $20.00 per Share; and (ii) 200,000 Shares at an exercise price of $23.00 per Share. The aggregate purchase price of the Samstock Shares and Samstock Warrant was approximately $25.0 million.

  Computation of Earnings per Share (EPS)

     In the quarter ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share required by APB Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of stock options, warrants or other potentially dilutive securities, while diluted earnings per share includes the effect of all potentially dilutive securities. Per share amounts for the quarter and nine-month period ended December 31, 1996 have been restated to conform to the requirements of SFAS No. 128.

     Common Stock equivalents are determined assuming the exercise of all dilutive stock options and warrants adjusted for the assumed repurchase of Common Stock, at the average market price, from the exercise proceeds. Due to the net loss applicable to Common Stock for all periods presented, the effect of dilutive stock options and warrants were not included as their inclusion would have been anti-dilutive. Also, the potentially dilutive effect of the Company's Series A Preferred Stock and Series B Preferred Stock was not used in the diluted earnings per share calculation as its effect was anti-dilutive.

NOTE 7 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is summarized as follows (in thousands):

                                                             NINE MONTHS ENDED
                                                         -------------------------
                                                         DECEMBER 31   DECEMBER 31
                                                            1997          1996
                                                         -----------   -----------
Interest paid..........................................    $5,539         $ 810
Income taxes paid (refunds received)...................    $1,835         $(128)

                                  (UNAUDITED)

     In connection with all the Company's acquisitions, the net cash paid for the nine months ended December 31, 1997 was as follows (in thousands):

Fair value of assets acquired...............................  $ 373,176
Liabilities assumed.........................................   (179,728)
Stock and warrants issued...................................   (121,072)
Promissory notes and other consideration issued.............    (48,589)
                                                              ---------
Cash paid...................................................     23,787
  Less: cash acquired.......................................       (634)
                                                              ---------
Net cash paid for acquisitions..............................  $  23,153
                                                              =========

     The promissory notes and other consideration issued is composed of the following (in thousands):

 DATE                             TRANSACTION                          AMOUNT
 ----                             -----------                          ------
8/28/97   Variable interest rate note payable issued to the former
          Shareholders of Proler, repaid on 1/7/98...................  $ 8,100
8/28/97   7% note payable issued to the former shareholders of Proler
          due on 9/1/99..............................................    2,400
6/23/97   8.5% note payable issued to the former shareholders of
          Isaac, repaid on 11/15/97..................................   10,600
6/23/97   8.5% note payable issued to the former shareholders of
          Isaac due on or before 2/15/2000, $10 million repaid on
          2/13/98....................................................   25,947
 5/1/97   9% note payable issued to the former shareholders of
          Reserve, converted into 182,087 shares of Common Stock at a
          conversion price of $9.00 per share on 1/14/98.............    1,542
                                                                       -------
                                                                       $48,589
                                                                       =======

     Non cash investing and financing activities for the nine months ended December 31, 1997 were as follows (in thousands):

Conversion of debt to Common Stock..........................  $2,720
Non-cash dividend recognized on beneficial conversion
  feature of preferred stock................................  $5,592

NOTE 8 -- RECENTLY ISSUED ACCOUNTING STANDARDS

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

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements and are thus prospective. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company. See also "Factors Influencing Future Results and Accuracy of Forward-Looking Statements" below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under
Item 1. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the Company's fiscal year ended March 31, 1997.

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

     The Company and its wholly-owned subsidiaries are engaged in the business of dismantling, processing, marketing, brokering and recycling of both ferrous and non-ferrous metals with the objective of becoming one of the largest recyclers of scrap metal in North America. The Company operates thirty-eight recycling centers in ten states, including those operated through joint ventures, and resells processed scrap metal and other materials to domestic and foreign customers. The Company plans to continue to follow a regional-based acquisition strategy, by acquiring a larger "hub" company in selected metropolitan areas and complementing that company's operations and management with smaller "tuck-in" acquisitions. The Company's objective is to become one of the largest metals recyclers in North America through targeted acquisitions of independent metals recyclers. The Company believes that no single company is a significant processor of scrap metal on a national scale, although certain companies are significant processors on a local or regional scale. Since entering the scrap metals recycling business in April 1996, the company has acquired the following businesses (collectively, the "Acquired Companies"):

            SUBSIDIARY                                LOCATION(S)                    MONTH ACQUIRED
            ----------                                -----------                    --------------
EMCO                                Phoenix, Arizona                                 April 1996
MacLeod                             Los Angeles, California                          January 1997
HouTex                              Houston, Texas                                   January 1997
Reserve                             Cleveland, Ohio and Chicago, Illinois            May 1997
Isaac                               Maumee, Defiance, Bryan, Dayton and              June 1997
                                    Cleveland, Ohio
Proler                              Houston, Texas and Jackson, Mississippi          August 1997
Cozzi                               Chicago, Illinois and Pittsburgh, Pennsylvania   December 1997
Kankakee Scrap                      Kankakee, Illinois                               December 1997
     Acquisitions completed subsequent to December 31, 1997 include the following:
Houston Compressed                  Houston, Texas                                   January 1998
Aerospace                           Hartford, Connecticut                            January 1998
Salt River                          Phoenix, Arizona                                 January 1998

     Potential Acquisitions as of February 9, 1998 include:

             COMPANY                                        LOCATION(S)
             -------                                        -----------
Superior                            Huntington Beach, California
Goldin Companies                    Gulfport, Mississippi, Mobile, Alabama and New Orleans,
                                    Louisiana
PerlCo                              Memphis, Tennessee
Atlas Recycling                     Corpus Christi and Del Rio, Texas
Yonack Iron & Metal                 Dallas, Texas and Lonoke, Arkansas
Yonack Services                     Forney, Texas
Gold Metal Recyclers                Dallas, Texas
Spectrum Metal Recycling            Houston, Texas
Accurate Iron & Metal               Franklin Park, Illinois
138 Scrap Inc.                      Riverdale, Illinois

     The Potential Acquisitions include acquisitions for which the Company has executed a binding acquisition agreement or a binding or non-binding letter of intent. Each Potential Acquisition is subject to a number of conditions which may or may not be satisfied (see Note 2). There can be no assurance that all or any of these acquisitions will be consummated.

ACQUISITION STRATEGY

     The Company believes that similar to the solid waste industry, the scrap metal recycling industry has recently begun to experience market consolidation due to, among other things: (i) significant capital requirements caused by expanding equipment needs and by more stringent environmental regulations; and
(ii) the desire of owners of independent scrap metal processors to sell closely-held businesses to companies with access to public capital markets.

     The Company seeks to acquire significant processors of scrap metal in large metropolitan markets which will serve as regional platform companies and to follow these acquisitions with "tuck-in" acquisitions of smaller processors. MTLM believes that this consolidation strategy will allow the Company to improve its operating margins and profitability by: (i) increasing its market share, which is expected to enhance customer relationships and enhance supply capabilities; (ii) spreading the cost of management and administrative staff, and utilizing equipment and other assets, across larger operations; and (iii) transferring technology and best demonstrated processing and marketing strategies among acquired recycling operations. The Company is continuously evaluating acquisition opportunities.

RESULTS OF OPERATIONS

     The Company's results of operations for the three and nine months ended December 31, 1997 include the operations of the Acquired Companies since the effective date of each respective acquisition. The Company's results of operations during the three and nine months ended December 31, 1996 only include the operations of EMCO which was acquired in April 1996.

     Consolidated net sales for the three months ended December 31, 1997 and 1996 in broad product categories were as follows ($ in thousands):

                                            12/31/97 (FISCAL 1998)            12/31/96 (FISCAL 1997)
                                          ---------------------------       --------------------------
               COMMODITY                   WEIGHT     NET SALES    %         WEIGHT    NET SALES    %
               ---------                   ------     ---------    -         ------    ---------    -
Ferrous metals (tons)...................    577,718   $ 67,771     54%       31,620     $ 3,114     30%
Non-ferrous metals (pounds in 000's)....     37,590     20,028     16        15,375       7,186     69
Brokerage (tons)........................    283,401     36,938     29            --          --     --
Other...................................         --      1,270      1            --         102      1
                                                      --------    ---                   -------    ---
                                                      $126,007    100%                  $10,402    100%
                                                      ========    ===                   =======    ===

     Consolidated net sales for the nine months ended December 31, 1997 and 1996 in broad product categories were as follows ($ in thousands):

                                            12/31/97 (FISCAL 1998)            12/31/96 (FISCAL 1997)
                                          ---------------------------       --------------------------
               COMMODITY                   WEIGHT     NET SALES    %         WEIGHT    NET SALES    %
               ---------                   ------     ---------    -         ------    ---------    -
Ferrous metals (tons)...................  1,252,472   $147,763     52%      103,520     $12,764     32%
Non-ferrous metals (pounds in 000's)....     99,752     56,008     20        56,875      27,021     67
Brokerage (tons)........................    672,776     74,723     26            --          --     --
Other...................................         --      4,859      2            --         559      1
                                                      --------    ---                   -------    ---
                                                      $283,353    100%                  $40,344    100%
                                                      ========    ===                   =======    ===

     Net sales were $126.0 million and $283.4 million in the three and nine month periods ended December 31, 1997 as compared to $10.4 million and $40.3 million in the year ago comparable periods. The increase in net sales is principally due to acquisitions which have closed during fiscal 1998.

     Ferrous sales represented 54% and 52% of consolidated net sales for the three and nine months ended December 31, 1997, respectively, as compared to 30% and 32% of consolidated net sales in the comparable prior period. The increase in ferrous sales, both in tons sold and as a percentage of total net sales, is due to the acquisitions of HouTex, Reserve, Isaac, Proler and Cozzi, which primarily sell ferrous metals.

     Non-ferrous sales represented 16% and 20% of consolidated net sales for the three and nine months ended December 31, 1997, respectively, as compared to 69% and 67% of consolidated net sales in the comparable prior period. The decrease in percentage of non-ferrous sales is due to the acquisitions of HouTex, Reserve, Isaac, Proler and Cozzi, which sell mainly ferrous metals. The increase in pounds of non-ferrous metals sold is primarily due to the acquisition of MacLeod, which mainly sells non-ferrous metals.

     A portion of Reserve, Isaac and Cozzi's business involves the brokering of scrap iron and other metals for sale to foundries, mills and other brokers. Brokered metals are shipped directly to the customer from the supplier, thereby, eliminating processing costs and inventory holding costs. Brokerage revenues are principally derived from ferrous metals. For the three and nine months ended December 31, 1997, the Company realized a 4% and 5% gross profit margin, respectively, on brokered sales. Gross margins on brokered sales will vary depending on the type of metals and markets in which metals are brokered.

     Consolidated gross profit represented 9% and 10% of consolidated net sales for the three and nine months ended December 31, 1997, respectively, versus 4% and 8% for the comparable prior periods. Results for the three and nine months ended December 31, 1996 only reflect the operations of EMCO which operated in a particularly competitive market during the comparable prior periods with substantial productive inefficiencies.

The price of scrap metal is affected by regional and seasonal variations. Furthermore, prices for scrap metal are also impacted by broad and global cyclical movements and as such equilibrates supply and demand.

     Consolidated general and administrative expenses were $6.4 million (5% of net sales) and $14.6 million (5% of net sales) for the three and nine months ended December 31, 1997, respectively, versus $1.2 million (11% of net sales) and $3.9 million (10% of net sales) for the comparable prior periods. The increase in general and administrative expenses in absolute dollar amounts reflects the administrative expenses incurred principally at the operations of the Company's recent acquisitions. Corporate overhead has also increased due to additions in corporate staff and corporate expenses to support the acquisition strategy the Company is pursuing. The reduction in general and administrative expenses as a percent of consolidated net sales reflects the large scale of operations at Reserve, Isaac and Cozzi that provides for more efficient allocation of administrative expenses.

     Depreciation and amortization expense was $3.1 million and $6.7 million for the three and nine months ended December 31, 1997, respectively, versus $.3 million and $1.2 million for the comparable prior periods. The increase is attributed to goodwill amortization and depreciation of fixed assets arising from the acquisitions completed since the fourth quarter of fiscal 1997.

     During the quarter ended December 31, 1997, the Company recorded the following non-recurring pre-tax charges totaling $25.5 million (in thousands), (See Note 3):

Non-cash warrant compensation...............................  $10,596
Severance and other termination benefits....................    3,014
EMCO Shut-down..............................................   11,846
                                                              -------
                                                              $25,456
                                                              =======

     Interest expense was $2.6 million and $6.2 million for the three and nine months ended December 31, 1997, respectively, versus $224,000 and $674,000 for the comparable prior periods. This increase is principally due to the issuance of promissory notes to certain of the sellers of the Acquired Companies and the assumption of debt associated with the acquisitions of the Acquired Companies.

     Income from joint ventures was $32,000 and $195,000 for the three and nine month periods ended December 31,1997, respectively, as compared to $0 and $0 in the prior year comparable periods. The increase represents income from interests in three joint ventures which have been acquired in the Reserve and Cozzi acquisitions which closed during fiscal 1998.

     Other income increased to $314,000 and $562,000 for the three and nine month periods ended December 31, 1997, respectively, versus $42,000 and $151,000 in the prior year comparable periods. This increase is primarily attributed to the gain on sale of fixed assets and interest income.

     Income tax benefit for the three and nine months ended December 31, 1997 was $3.8 million and $3.2 million, respectively, which yields an effective tax rate of 13% for the nine months ended December 31, 1997. The effective tax rate differs from the statutory rate primarily due to the permanent difference represented by non-deductible goodwill amortization and certain non-deductible, non-recurring expenses recorded during the quarter.

     Net loss from continuing operations, after preferred stock dividends and non-cash beneficial conversion feature of convertible preferred stock, was $27.9 million, or $1.35 per share, for the three months ended December 31, 1997 compared to a loss of $1.1 million, or $0.13 per share, for the three months ended December 31, 1996. For the nine months ended December 31, 1997, net loss from continuing operations, after preferred stock dividends, non-cash beneficial conversion feature of convertible preferred stock and accretion was $27.8 million, or $1.73 per share, versus a loss of $2.1 million, or $0.24 per share, for the nine months ended December 31, 1996. Net loss from continuing operations excluding the non-recurring charges and the one-time non-cash dividend charge was $.7 million, or $0.03 per share, and $.5 million, or $0.03 per share, respectively, for the three and nine months ended December 31, 1997 compared with a loss of $1.1 million, or

$0.13 per share, and $2.1 million, or $0.24 per share, respectively, for the three and nine month periods ended December 31, 1996.

     Loss from discontinued operations was $42,000, or $0.00 per share, for the three months ended December 31, 1997 compared to income of $25,000, or $0.00 per share, for the comparable prior period. For the nine months ended December 31, 1997, income from discontinued operations was $166,000, or $0.01 per share, compared to $319,000, or $0.04 per share, for the comparable prior period. Income during the current fiscal year mainly reflects the royalty income recognized by the Company from the sale of its Spectra*Star business, net of certain expenses incurred. The three and nine months ended December 31, 1996 includes the full operation of the Spectra*Star business through its sale in July 1996, and the related gain recognized on the sale of the Spectra*Star business.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company will continue to pursue acquisitions in the scrap metal recycling industry and anticipates financing these acquisitions through a combination of cash and the issuance of debt and equity. The Company will require substantial capital to fund future acquisitions and current operations. There can be no assurance that any additional financing will be available on terms acceptable to the Company, if at all.

  Nine Months Ended December 31, 1997 to Nine Months Ended December 31, 1996

     Cash Flows from Continuing Operations. The Company generated $3.3 million of cash flows from continuing operations during the nine months ended December 31, 1997 versus $1.0 million of cash flows from operating activities which were used in the comparable period in 1996. The increase mainly reflects cash flows generated from operations acquired during fiscal 1998.

     Cash Flows from Investing Activities. During the nine months ended December 31, 1997, the Company purchased approximately $4.4 million of property and equipment and utilized cash of approximately $23.2 million for the acquisitions of and transaction costs related to acquisitions completed during the period. Management anticipates the Company will continue to make acquisitions, make capital expenditures for new equipment, and upgrade and expand existing equipment and facilities. The Company expects that these expenditures may increase in the future due to internal and external growth of the Company.

     Cash Flows from Financing Activities. During the nine months ended December 31, 1997, the Company issued 3,495,588 shares of restricted Common Stock and warrants to purchase 600,000 shares in two private offerings which aggregated $39.7 million and received proceeds from the issuance of 45,000 shares of Series A Preferred Stock and Series B Preferred Stock which aggregated $42.9 million (collectively, the "Private Placements"). The proceeds from the Private Placements were used to fund the acquisitions of Reserve, Proler and Cozzi and used to pay debt associated with the acquisitions of MacLeod, HouTex and Isaac. The Company also repaid a $6.5 million term loan from a commercial bank. The Company anticipates growing through acquisitions and will require additional debt or equity to fund its potential and future acquisitions.

     Cash Flows from Discontinued Operations. The Company's cash flows from discontinued operations for the nine months ended December 31, 1997 reflects royalty income recognized from the sale of the Spectra*Star business. Cash flows during the comparable period last year reflect the cash generated by the operations of the Spectra*Star business as well as the proceeds related to the sale of the Spectra*Star business.

FINANCIAL CONDITION

     The Company's principal sources of funding are its existing cash and cash equivalents balances, collection of accounts receivable and proceeds from lines of credit and other borrowings. At December 31, 1997, the Company had $30.1 million in cash and cash equivalents compared with cash and cash equivalents of $5.7 million at March 31, 1997.

  Significant Cash Transactions During the Nine Months ended December 31, 1997

     During the nine months ended December 31, 1997, the Company completed certain significant debt and equity transactions. The Company raised approximately $39.7 million in cash from the issuance of restricted Common Stock and raised approximately $42.9 million in cash from the issuance of convertible preferred stock (see Note 5 and Note 6). The Company utilized a portion of the cash to pay approximately $20.6 million of notes which were issued in connection with the acquisitions of MacLeod, HouTex and Isaac, to pay a $6.5 million term loan from a commercial bank and to fund $19.4 million of the cash consideration for the acquisitions of Reserve, Proler and Cozzi.

  Significant Cash Transactions since December 31, 1997

     On January 8, 1998, the Company repaid $8.1 million of short term notes issued in the Proler acquisition. On January 20, 1998, the Company paid approximately $14.4 million to acquire substantially all of the assets of Aerospace Metals, Inc. On February 13, 1998, the Company made payments of approximately $12.8 million on notes issued in connection with the Isaac acquisition.

  Cash Requirements for Potential Acquisitions

     In connection with each of the Company's Potential Acquisitions, the Company has agreed that the cash portion (excluding transaction costs) of the purchase price will not exceed (in thousands):

Superior...................................................  $ 5,000
Goldin Companies...........................................    7,150
Atlas Recycling............................................    2,760
Yonack Iron & Metal........................................   10,880
Yonack Services............................................      350
Gold Metal Recyclers.......................................    2,650
Other......................................................      550
                                                             -------
     Total.................................................  $29,340
                                                             =======

     There can be no assurance that any of these acquisitions will close. The Company's existing cash and cash equivalents will not be sufficient to fund all of these acquisitions and ongoing working capital needs. The Company is seeking other financing sources to meet such obligations but no assurances can be provided that such financing will be available when needed, or that, if available, it will be on satisfactory terms.

  Working Capital Availability and Requirements

     Accounts receivable balances increased from $9.6 million at March 31, 1997 to $85.9 million at December 31, 1997 primarily as a result of the acquisitions completed by the Company since March 31, 1997. Accounts payable increased from $5.2 million at March 31, 1997 to $53.8 million at December 31, 1997 primarily as a result of such acquisitions.

     Inventory levels vary at each of the Company's subsidiaries based on levels determined by managers of each respective subsidiary. Inventory on hand consisted of the following ($ in thousands):

                                                             DECEMBER 31, 1997       MARCH 31, 1997
                                                             -----------------       ---------------
                         COMMODITY                            VALUE         %        VALUE        %
                         ---------                            -----         -        -----        -
Ferrous metals.............................................  $36,319        84%      $2,707       32%
Non-ferrous metals.........................................    6,374        15%       4,754       57%
Other......................................................      657         1%         954       11%
                                                             -------       ---       ------      ---
                                                             $43,350       100%      $8,415      100%
                                                             =======       ===       ======      ===

     The increase in value of inventory at December 31, 1997 is primarily due to the acquisitions of Reserve, Isaac and Cozzi which mainly sell ferrous metals and carry significant amounts of inventory.

     Property and equipment increased from $20.2 million at March 31, 1997 to $94.5 million at December 31, 1997, as a result of the recent acquisitions and increased capital expenditures at the Company's businesses. The Company expects to make substantial investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions.

     At December 31, 1997, the Company and its wholly-owned subsidiaries had outstanding borrowings with commercial lenders under various short-term and long-term revolving lines of credit in the aggregate principal amount of $7.6 million and $47.5 million, respectively. The facilities provide for revolving credit at interest rates that range from 0% to 2.25% in excess of the lenders' prime or LIBOR rates. The Company's ability to borrow additional amounts under the lines of credit is based primarily on its accounts receivable and inventory balances. At December 31, 1997, the Company had approximately $12.5 million available under its various lines of credit. Additionally, the Company entered into a $14.0 million credit facility through Aerospace on January 30, 1998.

     Scrap metal recycling companies have substantial ongoing working capital and capital equipment requirements in order to continue to operate and grow. For example, through December 31, 1997, the Company advanced approximately $7.2 million to EMCO for working capital and equipment requirements. As a result, the Company will seek equity or debt financing to fund future improvements and expansion of its scrap metal recycling businesses as well as to make other acquisitions of scrap metal recycling facilities. There can be no assurance that such financing will be available when needed, or that, if available, it will be on satisfactory terms. The failure to obtain financing may cause the Company to default on certain existing debt obligations and would hinder the Company's ability to make continued investments in capital equipment and pursue expansions, which could materially adversely affect its results of operations and financial condition. Any equity financing which is undertaken will result in dilution to the then-existing stockholders of the Company. See "Factors Influencing Future Results and Accuracy of Forward-Looking Statements -- Potential Substantial Dilution to Existing Stockholders; Registration Rights."

     The Company is in the process of reviewing existing computer software systems at its recently acquired operations, and in connection with that process is analyzing whether or not the Company faces a "Year 2000" problem, a problem that is expected to arise with respect to computer programs that use only two digits to identify a year in the date field, and which were designed and developed without considering the impact of the upcoming change in the century. Although the Company has not yet made a final determination as to whether the various computer systems at its operations will give rise to a "Year 2000" problem, the Company believes that any such problem, if it arises in the future, should not be material to the Company's operations.

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

POTENTIAL INABILITY TO CONTROL OR MANAGE GROWTH OR TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESS

     The Company intends to actively pursue acquisitions and mergers in the scrap metal recycling industry. There can be no assurance that the Company will be successful in acquiring other entities or that it will be able to effectively manage these acquired entities. The Company's ability to achieve its expansion objectives and to manage its growth effectively depends on a variety of factors, including the ability to identify appropriate acquisition targets and to negotiate acceptable terms for their acquisition, the integration of new businesses into the Company's operations, the achievement of cost savings and the availability of capital. The inability to control or manage growth effectively or to successfully integrate future new businesses into the Company's operations would have a material adverse effect on the Company's results of operations and financial condition. Depending on the nature and size of these transactions, if any, the Company may experience working capital and liquidity shortages. There can be no assurance that additional financing will be available on terms and conditions acceptable to the Company, if at all.

RECENT CHANGE IN STRATEGIC DIRECTION AND LIMITED OPERATING HISTORY

     The Company has undergone a significant change in strategic direction and emphasis in the last twelve to eighteen months. Given this substantial change, past financial performance should not be considered a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Prior to the EMCO merger in April 1996, the Company had no history of operations in the scrap metal recycling industry. Due to the limited experience of management in effecting a consolidation strategy, there can be no assurance that the Company will be able to successfully effect its consolidation strategy even if the Company is able to acquire other entities on acceptable terms and conditions. In addition, until being acquired by the Company, none of the Completed Acquisitions, the Potential Acquisitions nor, in some cases, potential future acquisitions have or will have previously operated as subsidiaries of a public holding company subject to formal accounting and reporting requirements. The Company will be required to continue devoting additional management time and capital to enhance information systems and to improve and monitor internal controls, as well as to recruit managers with appropriate skills to insure the timeliness and accuracy of financial reports. Further, the Company's management has limited experience in executing consolidation strategies on the scale being pursued by the Company. The success of the consolidation strategy depends in part on the ability of the Company's management to oversee diverse operations and to successfully integrate processing, marketing and other resources.

POTENTIAL INABILITY TO COMPLETE POTENTIAL ACQUISITIONS

     From time to time the Company engages in discussions with third parties regarding potential acquisitions of companies or businesses in the same or substantially similar lines of business as the Company. If the parties are able to agree generally on the nature, terms and conditions of a transaction, a letter of intent is prepared to reflect this understanding. In many cases, these letters of intent are structured as "binding intents" to purchase the business, although each letter is still subject to a number of terms and conditions including but not limited to negotiation and execution of definitive purchase agreements. In addition, each potential acquisition may be subject to additional contingencies specific to that acquisition. There can be no assurance that any such potential acquisition will result in execution of a definitive agreement or that such acquisition will be completed on terms and conditions acceptable to the Company, if at all.

LACK OF CAPITAL AND LEVERAGE

     Implementing the Company's aggressive acquisition strategy requires substantial amounts of capital. For example, to complete the Potential Acquisitions, the Company needs to fund the cash portions of the purchase consideration, approximately $29.4 million. There can be no assurance that sufficient funds for these acquisitions will become available on acceptable terms, if at all. Failure to raise sufficient capital when required or needed could adversely affect the Company's results of operations and financial condition.

     The Company intends to continue its strategy of financing its acquisitions in part by incurring indebtedness to sellers of acquired entities. This method of financing may require the Company to agree to certain restrictions on its operations which may adversely effect the Company's ability to integrate the acquired entities into the Company's structure. For example, in connection with the Proler, Isaac and Reserve acquisitions, the Company incurred short-term indebtedness to the sellers of these entities. These short-term notes restricted the Company's ability to unilaterally direct or control the operations of Proler, Isaac or Reserve until the notes were repaid. Failure to repay similar notes that the Company may issue in the future would have a material adverse effect on the Company's results of operations and financial condition and could cause the Company to cede control in or ownership of the acquired entity. As of December 31, 1997, the Company had approximately $214.1 million of total liabilities, including approximately $63.2 million of indebtedness owed in connection with the acquisitions of MacLeod, Reserve, Isaac, Proler and Cozzi. The degree to which the Company is leveraged could have adverse consequences to the Company including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (ii) a substantial portion, if not all, of the Company's cash flow will be required to pay principal and interest; and (iii) the Company will be more vulnerable to an economic downturn in the scrap metal recycling industry which has historically been sensitive to changes in general economic conditions.

FAILURE TO COMPLY OR THE COST OF COMPLYING WITH ENVIRONMENTAL LAWS

     The Company is subject to extensive Federal, State and local laws, including various rules and regulations relating to environmental matters. Failure to comply, or the cost of complying, with these rules and regulations could have a material adverse effect on the Company's results of operations and financial condition. For a discussion of these rules and regulations as well as others governing the Company's business, see "Environmental Matters".

ABILITY OF CERTAIN INDIVIDUALS TO IMPACT OWNERSHIP AND GOVERNANCE OF THE COMPANY

     Pursuant to a stockholder's agreement (the "Stockholders Agreement"), between Albert A. Cozzi, Frank J. Cozzi, Gregory P. Cozzi (collectively, the "Cozzi Shareholders"), Samstock, L.L.C. ("Samstock"), T. Benjamin Jennings, Gerard M. Jacobs, and the Company, the Company's Board of Directors is comprised of five directors nominated by the Cozzi Shareholders and five directors nominated by Messrs. Jacobs and Jennings, and one director nominated by Samstock. Further, the Cozzi Shareholders, Samstock and Messrs. Jacobs and Jennings own approximately 46% of the Company's issued and outstanding shares of Common Stock. The Cozzi Shareholders, Samstock and Messrs. Jacobs and Jennings have significant influence on the outcome of all matters (including the election of directors and future mergers, acquisitions or sale of assets) and may be deemed to have effective control over the affairs and management of the Company. This influence may not be consistent with the interests of the Company's stockholders. Further, the changes made in the Company's governance structure to effect the merger with Cozzi and the private equity placement to Samstock are examples of the Company's willingness to rapidly change the management and governance of the Company if necessary or desirable. There can be no assurance that recent changes in management and governance or those that may occur in connection with subsequent acquisitions or mergers will be favorable and in the best interests of the Company's stockholders.

     The parties to the Stockholders Agreement also have agreed to vote for proposals, if and when presented by the Company, to amend the Company's organizational documents to require the approval of at least two-thirds of the Board of Directors to, among other things: (i) amend the Company's certificate of incorporation or bylaws; (ii) liquidate or merge the Company; (iii) sell substantially all of the Company's assets; (iv) elect or remove officers; (v) adopt an annual budget; (vi) borrow funds, sell assets or make capital expenditures exceeding $5 million; (vii) issue or register the Company's securities; or (viii) declare or pay any dividends or distributions. If the Company's organizational documents are amended to reflect these restrictions, and the Directors cannot agree on the Company's strategic direction, a minority of four dissenting Directors could prevent the Company from taking any of the actions listed above. Should the Board be unable to act because a minority of dissenting Directors prevents the Board from taking a significant action, this could have a material adverse effect on the Company's results of operations and financial condition.

CYCLICALITY OF OPERATING RESULTS/OPERATING LOSSES

     The operating results of the scrap metal recycling processing industry in general, and the Company's operations specifically, are highly cyclical in nature as they tend to reflect and be amplified by general economic conditions. In periods of national recession or periods of minimal economic growth, the operations of scrap metal recycling companies have been materially adversely affected. For example, during recessions or periods of minimal economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum and significant fluctuations in demand and pricing for the Company's products. Future economic downturns in the national economy would materially and adversely affect the Company's results of operations and financial condition. The ability of the Company to withstand significant economic downturns in the future will depend in part on the level of the Company's capital and liquidity.

     The Company's EMCO subsidiary has incurred operating losses and required capital infusions since the April 1996 merger which led to the Company's decision to establish a formal plan to shutdown EMCO's operations. There can be no assurance that the Company will not be required to provide additional funding to its Phoenix operations. Further, there can be no assurance that existing or future subsidiaries will not require similar infusions, or that the Company will be able to provide such fundings if needed. The need to provide this funding or the inability to do so could have a material adverse effect on the Company's results of operations and financial condition.

FAILURE TO ACQUIRE JOINT VENTURE INTEREST

     The Company is a member of, with a 50% interest, in a limited liability company with operations in Memphis, Tennessee (PerlCo). The Company has signed a binding letter of intent to acquire the remaining 50% interest in the PerlCo joint venture. However, there can be no assurance that the Company will acquire the remaining interest. If the Company is unable to acquire the joint venture interest, then the Company may be unable to realize some of the operational efficiencies anticipated in connection with the merger with Cozzi and may be prohibited by the agreements governing the joint venture from taking actions with respect to the joint ventures' assets or liabilities that may be in the Company's best interest.

DEPENDENCE ON SCRAP SUPPLIERS

     The profitability of the Company's scrap recycling operations depends, in part, on the availability of an adequate source of supply. The Company acquires its scrap inventory from numerous sources. These suppliers typically are not bound by long-term contracts and have no obligation to continue sending scrap materials to the Company. Decisions by a substantial number of scrap suppliers to cease sending scrap materials to the Company would have a material adverse effect on the Company's results of operations and financial condition.

CONCENTRATION OF CUSTOMERS AND CREDIT RISK

     The Company's five largest customers represented approximately 30.1% of consolidated revenues for the nine months ended December 31, 1997. Accounts receivable balances from these customers represented approximately 26.7% of consolidated accounts receivable at December 31, 1997. The loss of any one of the Company's significant customers, could adversely affect the Company's results of operations and financial condition.

     In connection with the sale of the Company's products, the Company generally does not require collateral as security for customer receivables. Certain of the Company's subsidiaries have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectibility of these receivables. Failure to collect amounts due on these receivables could have a material adverse effect on the Company's results of operations and financial condition.

POTENTIAL SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS; REGISTRATION RIGHTS

     The Company's Amended Certificate of Incorporation authorizes the issuance of: (i) 80,000,000 shares of Common Stock, of which 30,633,809 are issued and outstanding as of February 9, 1998; (ii) 4,000,000 shares of "blank check" preferred stock, of which 59,000 have been designated as either Series A or Series B Preferred Stock and 45,000 of which are issued and outstanding as of February 9, 1998. The Company's board of directors has the authority to issue additional shares of common or preferred shares, or securities convertible or exercisable into such shares such as options or warrants, as the case may be for a variety of purposes including as consideration for additional acquisitions. These additional shares may be issued, or be subject to exercise, at prices below prevailing market prices of the Common Stock or at prices below the Company's book value. Common Stock sold at such a discount would result in dilution to the then-existing Stockholders of the Company as well as reduce each Stockholders' percentage interest in the Company. Further, the Company may issue additional shares of preferred stock on terms and conditions which may discourage, impede or prevent a merger, tender offer or proxy contest even though such an event may be favorable to the interest of stockholders as a whole. On January 14, 1998, the Company had a registration statement on Form S-3 declared effective. On February 9, 1998, the Company filed a registration statement which has not yet been declared effective. The registration statements and any subsequent registration statements will increase substantially the number of shares available for sale in the public market and may have an adverse impact on the market price of the Common Stock.

VOLATILITY OF TRADING PRICE

     The trading price of the Common Stock has been, and in the future is expected to be, volatile and subject to market fluctuation as a result of a number of factors, including, but not limited to, merger and acquisition announcements and developments, current and anticipated results of operations, future product offerings by the Company or its competitors and factors unrelated to the operating performance of the Company. The trading price of the Company's Common Stock may also vary as a result of changes in the business, operations, prospects or financial results of the Company, general market and economic conditions, additional future proposed acquisitions by the Company and other factors. Failure in any fiscal quarter to meet the investment community's revenues or earnings expectations, if any, could have an adverse impact on the trading price of the Common Stock, as could sales of large amounts of Common Stock by existing Stockholders. In addition, sales of substantial amounts of the Company's Common Stock in the public market could adversely affect the market price of the Company's Common Stock. In the event the market price of Common Stock were adversely affected by such sales, the Company's access to equity capital markets could be adversely affected and issuances of Common Stock in connection with acquisitions, or otherwise, could dilute future earnings per share. Management believes that the Company's stock price reflects an assumption that the Potential Acquisitions will be completed. If the Potential Acquisitions are not completed, the trading price of the Common Stock could be adversely affected.

POTENTIAL RESTRICTIONS ON MERGERS AND OTHER ACTIONS

     Section 203 of the Delaware General Corporation Law (the "Delaware Business Combination Statute") prohibits, under certain circumstances, "business combinations" between a Delaware corporation whose stock is publicly-traded and an "interested stockholder" of such corporation. The provisions prohibiting "business combinations" could delay or frustrate the removal of incumbent directors or a change in control of the Company. The provisions also could discourage, impede, or prevent a merger, tender offer or proxy contest, even if such event would be favorable to the interest of stockholders. In addition, the Company's certificate of incorporation authorizes the issuance of 4,000,000 shares of undesignated preferred stock (the "Preferred Stock"), which the Board of Directors may cause the Company to issue in one or more series. The Board of Directors has designated 36,000 shares and 23,000 shares, respectively, of the Preferred Stock for issuance as Series A Convertible Preferred Stock ("Series A Preferred Stock") and Series B Convertible Preferred Stock ("Series B Preferred Stock"). The Board of Directors has the authority to fix the number of shares of Preferred Stock and determine or alter for each series, the voting powers, designations, preferences and rights of such shares. If the Company should ever issue Preferred Stock in addition to the Series A and Series B

Preferred Stock, such Preferred Stock could contain voting or other rights which could discourage, impede, or prevent a merger, tender offer or proxy contest which could be favorable to the interests of the stockholders.

     So long as shares of Series A Preferred Stock or Series B Preferred Stock are outstanding, the Company is required, subject to certain limitations, to obtain the prior approval of the holders of at least a majority of all shares of the applicable Series of Preferred Stock outstanding at the time before: (i) increasing the authorized number of shares of such Series of Preferred Stock;
(ii) altering or changing the rights, preferences or privileges of such Series of Preferred Stock or any other capital stock of the Company so as to adversely affect such Series of Preferred Stock; or (iii) creating any new class or series of capital stock having a preference over such Series of Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company. This restriction could prevent the Company from taking actions which could be favorable to the interests of the stockholders.

ENVIRONMENTAL MATTERS

COMPREHENSIVE REGULATORY REQUIREMENTS.

     The Company is subject to significant government regulation including stringent environmental laws and regulations. Among other things, these laws and regulations impose comprehensive local, state, federal, foreign and supranational statutory and regulatory requirements concerning, among other matters, the treatment, acceptance, identification, storage, handling, transportation and disposal of industrial by-products, hazardous and solid waste materials, waste water, storm water effluent, air emissions, soil contamination, surface and ground water pollution, employee health and safety, operating permit standards, monitoring and spill containment requirements, zoning, and land use, among others. Various laws and regulations set prohibitions or limits on the release of contaminants into the environment. Such laws and regulations also require permits to be obtained and manifests to be completed and delivered in connection with any shipment of prescribed materials so that the movement and disposal of such material can be traced and the persons responsible for any mishandling of such material can be identified. This regulatory framework imposes significant compliance burdens, costs and risks on the Company. Violation of such laws and regulations may give rise to significant liability to the Company, including fines, damages, fees and expenses.

     Releases of certain industrial by-products and waste materials are subject to particular laws and regulations. Although the specific provisions of laws and regulations related to such releases vary among jurisdictions, such laws and regulations typically require that the relevant authorities be notified promptly, that the release be cleaned up promptly, and that remedial action be taken by the responsible party and/or owner of the site to restore the environment to levels protective of human health and the environment. Generally, the governmental authorities are empowered to act to clean up and remediate releases and environmental damage and to charge the costs of such cleanup to one or more of the owners of the property, the person responsible for the spill, the generator of the contaminant and certain other parties or to direct the responsible party to take such action. These authorities may also impose a tax or other liens to secure the parties' reimbursement obligations. Environmental laws and regulations impose strict operational requirements on the performance of certain aspects of hazardous or toxic substances remedial work. These requirements specify complex methods for identification, monitoring, storage, treatment and disposal of waste materials managed during a project. Failure to meet these requirements could result in substantial fines and other penalties.

     Environmental legislation and regulations have changed rapidly in recent years, and it is likely that the Company will be subject to even more stringent environmental standards in the future. For example, the ultimate effect on the Company of the regulations to be implemented under the Clean Air Act Amendments of 1990 (the "Clean Air Act"), and the actual amount of any capital expenditures required thereby, will depend on how the Clean Air Act is interpreted and implemented pursuant to regulations that are currently being developed and on additional factors such as the evolution of environmental control technologies and the economic viability of these technologies. For these reasons, future capital expenditures for environmental control facilities cannot be predicted with accuracy; however, one may expect that environmental control standards will become increasingly stringent and that the expenditures necessary to comply with them could increase substantially.

     Local, state, federal, foreign and supranational governments and agencies have also from time to time proposed or adopted other types of laws, regulations or initiatives with respect to the scrap metal recycling industry, including laws, regulations and initiatives intended to ban or restrict the intrastate, interstate or international shipment of wastes, to impose higher taxes or fees on certain shipments of waste, or to classify or reclassify certain categories of non-hazardous wastes as hazardous. Certain local, state, federal, foreign and international governments and agencies have promulgated "flow control" or other regulations, which attempt to require that all waste (or certain types of waste) generated within the jurisdiction in question must go to certain disposal sites. From time to time legislation is considered that would enable or facilitate such laws, regulations or initiatives. Due to the complexity of regulation of the industry and to public and political pressure, implementation of existing or future laws, regulations or initiatives by different levels of governments may be inconsistent and are difficult to foresee.

     The Company requires, and must comply with, various permits and licenses to conduct its operations. Government agencies continually monitor compliance with these permits or licenses and the Company's facilities are subject to periodic unannounced inspection by local, state and federal authorities. Violations of any permit or license, if not remedied, could result in the Company incurring substantial fines, suspension of operations or closure of a site.

     Governmental authorities have a wide variety of powerful administrative enforcement actions and remedial orders available to cause compliance with environmental laws or to remedy or punish violations of such laws. Such orders may be directed to various parties, including present or former owners or operators of the concerned sites, or parties that have or had control over the sites. In certain instances, fines and treble damages may be imposed. In the event that administrative actions fail to cure a perceived problem or where the relevant regulatory agency so desires, an injunction or temporary restraining order or damages may be sought in a court proceeding. Some laws give private parties the right, in addition to existing common laws claims, to file claims for injunctive relief or damages against the owners or operators of the site.

     The Company believes that with heightened legal, political and citizen awareness and concerns, all companies in the scrap metal recycling industry may be faced, in the normal course of operating their businesses, with fines and penalties and the need to expend substantial funds for capital projects, remedial work and operating activities, such as environmental contamination monitoring, soil removal, groundwater treatment, creation of engineered barriers, establishing institutional controls and related activities. Regulatory or technological developments relating to the environment may require companies engaged in the scrap metal recycling industry to modify, supplement or replace equipment and facilities at costs which may be substantial. Because the scrap metal recycling industry has the potential for discharge of materials into the environment, a material portion of the capital expenditures by the Company is expected to relate, directly or indirectly, to such equipment and facilities. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and regulations, and enforcement policies will require even more significant capital investments in this regard.

     Due to the nature of the scrap metal recycling business, it is possible that inquiries or claims based upon environmental laws may be made in the future by governmental bodies or individuals against the Company and any other scrap metal recycling entities that the Company may acquire. The location of the Company's facilities in large urban areas may increase the risk of scrutiny and claims. The Company is unable to predict whether any such future inquiries or claims will in fact arise or the outcome of such matters. Additionally, it is not possible to predict the total size of all capital expenditures or the amount of any increases in operating costs or other expenses that may be incurred by the Company to comply with the environmental requirements applicable to the Company and its operations, or whether these costs can be passed on to customers through product price increases. Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but that have been found to affect the environment and to create public rights of action for environmental conditions and activities. As is the case with scrap recyclers in general, if damage to persons or the environment has been caused, or is in the future caused, by hazardous materials activities of the Company, the Company may be fined and held liable for such damage. In addition, the Company may be required to remedy such conditions and/or change procedures. Thus, there can be no assurance that potential liabilities, expenditures, fines and penalties associated with environmental laws and regulations will not be imposed on the Company in the future or that such liabilities, expenditures, fines or penalties will not have a material adverse effect on the Company's results of operations and financial condition.

     In addition, public interest groups, local citizens, local municipalities and other persons or organizations may have a right to seek judicial relief for purported violations of law. In some jurisdictions, recourse to the courts by individuals under common law principles such as trespass or nuisance have been or may be enhanced by legislation providing members of the public with statutory rights of action to protect the environment. In such cases, even if a scrap metal recycling facility is operated in full compliance with applicable laws and regulations, local citizens and other persons and organizations may seek compensation for damages allegedly caused by the operation of the facility. In some cases, the operation of scrap metal recycling facilities is subjected to heightened public scrutiny because of residential or other non-industrial property uses that have developed around such facilities. So-called "Not In My Backyard" ("NIMBY") grass roots community opposition to such facilities can materially interfere with such facilities' on-going operations and growth.

SIGNIFICANT POTENTIAL ENVIRONMENTAL LIABILITY

     The Company is subject to potential liability and may also be required from time to time to clean up or take certain remedial action with regard to sites currently or formerly used in connection with its operations. Furthermore, the Company may be required to pay for all or a portion of the costs to clean up or remediate sites the Company never owned or on which it never operated if it is found to have arranged for transportation, treatment or disposal of pollutants or hazardous or toxic substances on or to such sites. The Company also is subject to potential liability for environmental damage that their assets or operations may cause nearby landowners, particularly as a result of any contamination of drinking water sources or soil, including damage resulting from conditions existing prior to the acquisition of such assets or operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company, and could materially adversely affect the marketability and price of the Company's stock.

INCOMPLETENESS OF SITE INVESTIGATIONS

     As part of its pre-transaction "due diligence" investigations, the Company typically hires an environmental consulting firm to conduct transaction screen reviews, or Phase I and/or Phase II site assessments of the sites owned or leased by particular acquisition or merger candidates (the "Pre-Transaction Site Assessments"). However, such Pre-Transaction Site Assessments have not covered (and will not in the future cover) all of the sites owned or leased by the companies which are acquired by or merge with the Company. Moreover, such Pre-Transaction Site Assessments which have occurred have not been designed or expected (and will not in the future be designed or expected) to disclose all material contamination or liability that may be present. For example, the Company does not include soil sampling or core borings as a standard part of its Pre-Transaction Site Assessments, even though such sampling and core borings might increase the chances of finding contamination on a particular site. Failure to conduct soil sampling and core borings on a particular site could result in the Company failing to identify a seriously contaminated site prior to an acquisition or merger, and could materially adversely affect the Company.

  Likelihood of Contamination at Some Sites

     Pre-Transaction Site Assessments of the Company's current sites conducted by independent environmental consulting firms have revealed that some soil, surface water and/or groundwater contamination is likely at certain of these sites, and have recommended that certain additional investigations and remediation be conducted. Based upon its review of these reports, the Company believes that it is likely that contamination exists at certain of its sites and that it is likely that additional investigation, monitoring and remediation will be required at some of the sites. Also based upon its review of these reports, the Company believes that such contamination is likely to include, but not be limited to: polychlorinated biphenyls (PCBs); total petroleum hydrocarbons; volatile organic compounds (VOCs); antimony; arsenic; cadmium; copper; lead; mercury; silver; zinc; waste oil; toluene; meta-and para-xylenes; baghouse dust; and/or aluminum dross. The ultimate extent of such contamination cannot be stated with any certainty at this point, and there can be no assurance that the cost of remediation will be immaterial. The existence of such contamination could result in federal, state, local or private enforcement or cost recovery actions against the Company, possibly resulting in disruption of Company operations, the need for proactive remedial measures, and substantial fines, penalties, damages, costs and expenses being imposed against the Company.

     The Company expects to require future cash outlays as it incurs costs relating to the remediation of environmental liabilities. The incurrence of these costs may have a material adverse effect on the Company's results of operation and financial condition.

     In connection with the acquisition of the assets of Aerospace, the Company has identified certain on-site soils contamination which will require remediation in accordance with a remediation plan prepared by an independent engineering firm. The costs of such remediation will be paid by the seller of the assets of Aerospace from an escrow fund established for such purpose out of the purchase consideration paid by the Company for such assets.

  Uncertain Costs of Environmental Compliance and Remediation

     Many factors affect the level of expenditures the Company will be required to make in the future to comply with environmental requirements, including: (i) new local, state and federal laws and regulations; (ii) the developing nature of administrative standards promulgated under Superfund and other environmental laws, and changing interpretations of such laws; (iii) uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions; (iv) the incompleteness of information regarding the condition of certain sites; (v) the lack of standards and information for use in the apportionment of remedial responsibilities; (vi) the numerous choices and costs associated with diverse technologies that may be used in remedial actions at such sites; (vii) the possible ability to recover indemnification or contribution from third parties; and (viii) the time periods over which eventual remediation may occur. The estimated costs, and the timing of such costs, for future environmental compliance (capital expenditures or increases in operating costs or other expenditures) and remediation cannot be accurately predicted and are necessarily imprecise; however, such costs could be material to future quarterly or annual results of operations of the Company. In addition, it is not possible to predict whether or not such costs can be passed on to customers through price increases.

  Lack of Environmental Impairment Insurance

     The Company does not carry environmental impairment liability insurance. The Company operates under general liability insurance policies which does not cover environmental damage. If the Company were to incur significant liability for environmental damage not covered by environmental impairment insurance, or for other claims in excess of its general liability insurance and umbrella coverage, the Company's results of operations and financial condition could be materially adversely affected.

  Risks Associated With Certain By-Products

     Although the majority of the Company's metal products are currently exempt from applicable solid waste regulations, the Company's scrap metal recycling operations produce significant amounts of by-products. Heightened environmental risk is associated with certain of these by-products. For example, certain of the Company's subsidiaries operate shredders for which the primary feed materials are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hulk consists of material (shredder fluff) which remains after the segregation of ferrous and saleable non-ferrous metals. Federal environmental regulations require shredder fluff to pass a toxic leaching test to avoid classification as a hazardous waste. The Company endeavors to have hazardous contaminants removed from the feed material prior to shredding and as a result the Company believes the shredder fluff generated is properly not considered a hazardous waste. Should the laws, regulations or testing methods change with regard to shredder fluff disposal, the Company may incur additional significant expenditures.

  Potential Superfund Liabilities

     (a) The Company's Reserve, Cozzi and Kankakee subsidiaries have received notices from the United States Environmental Protection Agency (the "EPA") that Reserve, Cozzi and Kankakee and numerous other parties are considered potentially responsible parties (a "PRP") and may be obligated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund" or "CERCLA") to pay a portion of the cost of remedial investigation, feasibility studies and ultimately remediation to correct alleged releases of hazardous substances at the Standard Scrap Metal/Chicago International Exporting Removal Action Site. Superfund may impose joint and several liability for the costs of remedial investigations and actions on the entities that arranged for disposal of certain wastes, the waste transporters that selected the disposal sites, and the owners and operators of such sites. Responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal, or ownership of the disposal site. Based upon their analysis of the situation, the managements of Reserve, Cozzi and Kankakee currently do not expect their aggregate potential liability to be in excess of $175,000. There can be no assurance, however, that their aggregate potential liability may not be greater than $175,000.

     (b) Cozzi has received a notice from the EPA that Cozzi is a PRP under Superfund in regard to the site referred to as H&H Recycling in Gary, Indiana. Cozzi is not currently in a position to determine its potential liability in regard to this site. There can be no assurance that such potential liability will not be material.

     (c) Cozzi was served in a private cost recovery action alleging that Cozzi is a PRP under Superfund in regard to the site referred to as Gould Battery Site in Pennsylvania. Based upon its analysis of the situation, including transaction documentation and indemnifications, Cozzi currently expects that its ultimate liability in regard to this matter will be de minimus, but there can be no assurance this will be the case.

  Underground Storage Tanks

     Underground storage tanks (UST's) exist at several of the Company's sites. UST's are subject to various federal, state and local laws on their operation. In the event a release of regulated product has occurred, the Company may incur significant costs to investigate and remediate the release.

  Employee Health and Safety Issues

     The Company's operations are also subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Act (the "OSHA"). A total of four accidental deaths of, and two serious accidental injuries to, employees have occurred at the Company's Cozzi, HouTex and Reserve subsidiaries during the past three years. Cozzi and Reserve have been fined by OSHA in regard to such incidents. HouTex has also been cited and fined by OSHA for alleged failure to establish energy control procedures and employee training in regard to mobile shearing equipment. No assurance can be given that potential liabilities of the Company in regard to such death and injuries, or in regard to any future deaths of or injuries to the Company's employees will not be material.

  Recommendations of Environmental Consultants

     Environmental consultants to the Company have recommended that a variety of remedial actions be undertaken, including: the sampling of soil, surface and ground water at its various facilities; the remediation of any existing contamination under applicable regulations; the development of Spill Prevention Control and Countermeasure Plans ("SPCC"); the completion of certain actions in regard to Storm Water Pollution Prevention Plans; the timely completion and/or filing of certain annual reports and summaries required by governmental agencies; the completion of Oil Discharge and Response Plans; and the remediation of certain materials suspected of containing asbestos. If the Company fails to follow these recommendations for an indefinite period of time, one or more of the sites might, potentially, be subject to a governmental enforcement action, the imposition of fines, penalties and damages, and/or require remediation at some future time at a cost which may have an adverse effect on the Company's results of operations and financial condition.

  Compliance History

     The Company has, in the past, been found not to be in compliance with certain environmental laws and regulations, and has incurred fines associated with such violations which have not been material in amount and may in the future incur additional fines associated with such violations. The Company has also paid a portion of the costs of certain remediation actions at certain sites. No assurance can be given that material fines, penalties, damages and expenses resulting from additional compliance issues and liabilities will not be imposed on the Company in the future.

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

ITEM 2: CHANGES IN SECURITIES

     (c) Sales and/or Issuances of unregistered shares during the quarter ended December 31, 1997:

     Each of the private placements of stock described below was made to a limited number of investors, including accredited investors, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act (See
Note 5 to Consolidated Condensed Financial Statements).

     In connection with the Company's acquisition of Cozzi on December 1, 1997, the Company issued 11,499,986 shares of unregistered Common Stock valued at $65.9 million and warrants to purchase 750,001 shares of unregistered Common Stock at an exercise price of $5.91 per share and 750,001 shares of unregistered Common Stock at an exercise price of $15.84 per share. A total of 11,404,748 shares of unregistered Common Stock and warrants to purchase 1,500,002 shares were collectively issued to Albert A. Cozzi, Frank J. Cozzi and Gregory P. Cozzi, directors of the Company.

     On December 1, 1997, the Company issued 20,000 shares of Series B Convertible Preferred Stock, par value $.01 per share (stated value of $1,000 per share), to two institutional investors for an aggregate purchase price of $20.0 million. The net proceeds received by the Company from the institutional investors was approximately $19.1 million.

     On December 1, 1997, the Company issued warrants to purchase 1,975,000 shares of unregistered Common Stock at exercise prices ranging from $4.00 per share to $26.00 per share. Warrants to purchase 725,000 shares of unregistered Common Stock were issued each to T. Benjamin Jennings and Gerard M. Jacobs, directors of the Company. Warrants to purchase 100,000 shares of unregistered Common Stock were issued to Donald F. Moorehead, a director of the Company.

     In connection with the Company's acquisition of Kankakee Scrap Corporation on December 18, 1997, the Company issued 155,000 shares of unregistered Common Stock valued at $368,000.

     On December 19, 1997, the Company issued to Samstock, L.L.C. ('Samstock"), a Delaware limited liability company, 1,470,588 shares of unregistered Common Stock, pursuant to a Securities Purchase Agreement (the "Purchase Agreement") between the Company and Samstock. The Company also issued to Samstock a Warrant (the "Warrant") exercisable at any time prior to December 18, 2002 for: (i) 400,000 unregistered shares of Common Stock at an exercise price of $20.00 per Share; and (ii) 200,000 unregistered shares at an exercise price of $23.00 per Share. The aggregate proceeds received by the Company was $24,999,996.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of the Stockholders of the Company was held on November 29, 1997.

     (b) The following directors were elected at the Annual Meeting of
Stockholders: Albert A. Cozzi, Frank J. Cozzi, Gregory P. Cozzi, George A. Isaac III, Gerard M. Jacobs, T. Benjamin Jennings, Christopher G. Knowles, Donald F. Moorehead, William T. Proler and Harold Rubenstein.

     (c) Of the 16,550,079 shares entitled to vote, 12,192,339 shares were represented at the meeting by proxy or present in person. The stockholders considered the following matters:

                                                                                          ABSTENTIONS
                                                                                           AND BROKER
     PROPOSAL                                           FOR        AGAINST    WITHHELD     NON-VOTES
     --------                                           ---        -------    --------    -----------
 1.  Election of Directors:
     a. Albert A. Cozzi............................  12,184,839       7,500           0   4,357,740
     b. Frank J. Cozzi.............................  12,184,839       7,500           0   4,357,740
     c. Gregory P. Cozzi...........................  12,184,839       7,500           0   4,357,740
     d. George A. Isaac III........................  12,184,839       7,500           0   4,357,740
     e. Gerard M. Jacobs...........................  12,184,839       7,500           0   4,357,740
     f.  T. Benjamin Jennings......................  12,184,839       7,500           0   4,357,740
     g.  Christopher G. Knowles....................  12,184,839       7,500           0   4,357,740
     h. Donald F. Moorehead........................  12,184,839       7,500           0   4,357,740
     i.  William T. Proler.........................  12,184,839       7,500           0   4,357,740
     j.  Harold Rubenstein.........................  10,422,189   1,770,150           0   4,357,740
 2.  Election of Price Waterhouse as independent
       auditors....................................  12,192,339           0           0   4,357,740
 3.  Approve merger agreement with Cozzi Iron &
       Metal.......................................  12,192,339           0           0   4,357,740
 4.  Increase authorized Common Stock from
       40,000,000 to 80,000,000....................  12,192,339           0           0   4,357,740
 5.  Increase authorized shares of "blank check"
       preferred stock from 2,000,000 to
       4,000,000...................................  12,184,829       7,510           0   4,357,740
 6.  Increase number of shares authorized under the
       1995 Stock Plan from 1,300,000 to
       2,600,000...................................  11,881,533       7,510     303,296   4,357,740
 7.  Increase number of shares authorized under the
       Director option plan from 100,000 to
       200,000.....................................  11,881,533       7,510     303,296   4,357,740
 8.  Approve issuance of Common Stock upon
       conversion of Series A Preferred Stock and
       Series B Preferred Stock....................  12,192,339           0           0   4,357,740
 9.  Ratify issuance of previously issued Common
       Stock.......................................  11,881,533       7,500     303,306   4,357,740
10.  Eliminate cumulative voting...................   9,748,483   2,140,560     303,296   4,357,740

                                                                                          ABSTENTIONS
                                                                                           AND BROKER
     PROPOSAL                                           FOR        AGAINST    WITHHELD     NON-VOTES
     --------                                           ---        -------    --------    -----------
11.  Amend Series A Preferred Stock Designations...  11,889,033          10     303,296   4,357,740

ITEM 5: OTHER INFORMATION

     On January 15, 1998, Rod Dammeyer joined the Company's board of directors.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          See Exhibit Index

     (b) Reports on Form 8-K

          The following reports on Form 8-K were filed during the third quarter of fiscal 1998:

             (1) Form 8-K dated October 24, 1997 relating to the reclassification of amounts received from the sale of Series A Preferred Stock.

             (2) Form 8-K dated December 1, 1997 relating to the Company's acquisition of Cozzi Iron & Metal, Inc. and the issuance of 20,000 shares of Series B Preferred Stock.

             (3) Form 8-K dated December 18, 1997 relating to the Company's private equity placement with Samstock L.L.C.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          METAL MANAGEMENT, INC.

                                          By: /s/ GERARD M. JACOBS
                                            ------------------------------------
                                            Gerard M. Jacobs
                                            Director and
                                            Chief Executive Officer

                                          By: /s/ T. BENJAMIN JENNINGS
                                            ------------------------------------
                                            T. Benjamin Jennings
                                            Director, Chairman of the Board and
                                            Chief Development Officer

                                          By: /s/ ROBERT C. LARRY
                                            ------------------------------------
                                            Robert C. Larry
                                            Vice President, Finance and
                                            Chief Financial Officer

                                          Date: February 17, 1998

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
    2.1    Agreement and Plan of Merger dated May 16, 1997 (as amended)
           among Cozzi and its shareholders, the Company and CIM
           Acquisition, Co. (incorporated by reference to Annex A to
           the Company's Proxy Statement dated November 20, 1997).
    3.1    Amendment to Certificate of Designations, Preferences and
           Rights of Series A Convertible Preferred Stock of the
           Registrant (incorporated by reference to Exhibit 3.3 of the
           Registrant's report on Form 8-K dated October 24, 1997).
    3.2    Certificate of Amendment of Certificate of Incorporation of
           the Company, dated December 2, 1997 and filed with the
           Secretary of State of Delaware on December 3, 1997
           (incorporated by reference to Exhibit 3.1 of the
           Registrant's report on Form 8-K dated December 1, 1997).
    3.3    Certificate of Designations, Preferences and Rights of
           Series B Convertible Preferred Stock of the Company dated
           November 20, 1997 and filed with the Secretary of State of
           Delaware on November 20, 1997 (incorporated by reference to
           Exhibit 3.2 of the Registrant's report on Form 8-K dated
           December 1, 1997).
    4.1    Warrant, dated December 19, 1997, issued by the Company to
           Samstock, L.L.C. exercisable for an aggregate of 600,000
           Shares of Common Stock (incorporated by reference to Exhibit
           4.1 of the Registrant's report on Form 8-K dated December
           18, 1997).
    4.2    Shelf Registration Rights Agreement, dated December 19,
           1997, by and between the Company and Samstock, L.L.C
           (incorporated by reference to Exhibit 4.2 of the
           Registrant's report on Form 8-K dated December 18, 1997).
    4.3    Amended and Restated Registration Rights Agreement, dated
           December 19, 1997, by and among the Company and T. Benjamin
           Jennings, Gerard M. Jacobs, Albert A. Cozzi, Frank J. Cozzi,
           Gregory P. Cozzi and Samstock, L.L.C (incorporated by
           reference to Exhibit 4.1 of the Registrant's report on Form
           8-K dated December 18, 1997).
    4.4    Registration Rights Agreement, dated December 18, 1997, by and among the Company and Ronald I. Romano, Lolita A.
           Romano, Ronald T. Romano and Ryan E. Romano (incorporated by reference to Exhibit 4.4 of the Registrant's report on Form
           8-K dated December 18, 1997).
   10.1    Form of Stock Warrant Settlement Agreement, dated as of
           November 7, 1997, by and among the Company, EMCO Recycling
           Corp., a wholly-owned subsidiary of the Company, and George
           O. Moorehead (incorporated by reference to Exhibit 10.1 of the Registrant's report on Form 8-K dated December 1, 1997).
   10.2    Form of Letter regarding Separation Agreement dated as of
           November 7, 1997 between the Company and George O. Moorehead
           (incorporated by reference to Exhibit 10.2 of the
           Registrant's report on Form 8-K dated December 1, 1997).
   10.3    Form of Non-Compete, Non-Solicitation and Confidentiality
           Covenant and Agreement, dated as of November 7, 1997, by and between the Company and George O. Moorehead (incorporated by reference to Exhibit 10.3 of the Registrant's report on Form
           8-K dated December 1, 1997).
   10.4    Securities Purchase Agreement, dated as of November 20,
           1997, by and among the Company, Proprietary Convertible
           Investment Group, Inc., and Capital Ventures International
           (incorporated by reference to Exhibit 10.4 of the
           Registrant's report on Form 8-K dated December 1, 1997).
   10.5    Registration Rights Agreement, dated as of November 20,
           1997, by and among the Company, Proprietary Convertible
           Investment Group, Inc., and Capital Ventures International
           (incorporated by reference to Exhibit 10.5 of the
           Registrant's report on Form 8-K dated December 1, 1997).

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
   10.6    Employment Agreement, dated December 1, 1997, by and between
           T. Benjamin Jennings and the Company (incorporated by
           reference to Exhibit 10.6 of the Registrant's report on Form
           8-K dated December 1, 1997).
   10.7    Warrant to purchase 350,000 shares of Common Stock at an
           exercise price of $12.00 per share, dated December 1, 1997, issued by the Company to T. Benjamin Jennings (incorporated by reference to Exhibit 10.7 of the Registrant's report on
           Form 8-K dated December 1, 1997).
   10.8    Warrant to purchase 375,000 shares of Common Stock at an
           exercise price of $5.91 per share, dated December 1, 1997, issued by the Company to T. Benjamin Jennings (incorporated by reference to Exhibit 10.8 of the Registrant's report on
           Form 8-K dated December 1, 1997).
   10.9    Employment Agreement, dated December 1, 1997, by and between
           Gerard M. Jacobs and the Company (incorporated by reference to Exhibit 10.9 of the Registrant's report on Form 8-K dated
           December 1, 1997).
  10.10    Warrant to purchase 350,000 shares of Common Stock at an
           exercise price of $12.00 per share, dated December 1, 1997 issued by the Company to Gerard M. Jacobs (incorporated by reference to Exhibit 10.10 of the Registrant's report on
           Form 8-K dated December 1, 1997).
  10.11    Warrant to purchase 375,000 shares of Common Stock at an
           exercise price of $5.91 per share, dated December 1, 1997, issued by the Company to Gerard M. Jacobs (incorporated by reference to Exhibit 10.11 of the Registrant's report on
           Form 8-K dated December 1, 1997).
  10.12    Employment Agreement, dated December 1, 1997, by and between
           Albert A. Cozzi and the Company (incorporated by reference to Exhibit 10.12 of the Registrant's report on Form 8-K
           dated December 1, 1997).
  10.13    Warrant to purchase 377,586 shares of Common Stock at an
           exercise price of $5.91 per share, dated December 1, 1997, issued by the Company to Albert A. Cozzi (incorporated by
           reference to Exhibit 10.13 of the Registrant's report on
           Form 8-K dated December 1, 1997).
  10.14    Warrant to purchase 377,586 shares of Common Stock at an
           exercise price of $15.84 per share, dated December 1, 1997, issued by the Company to Albert A. Cozzi (incorporated by
           reference to Exhibit 10.14 of the Registrant's report on
           Form 8-K dated December 1, 1997).
  10.15    Employment Agreement, dated December 1, 1997, by and between
           Frank J. Cozzi and the Company (incorporated by reference to
           Exhibit 10.15 of the Registrant's report on Form 8-K dated
           December 1, 1997).
  10.16    Warrant to purchase 291,380 shares of Common Stock at an
           exercise price of $5.91 per share, dated December 1, 1997, issued by the Company to Frank J. Cozzi (incorporated by
           reference to Exhibit 10.16 of the Registrant's report on
           Form 8-K dated December 1, 1997).
  10.17    Warrant to purchase 291,380 shares of Common Stock at an
           exercise price of $15.84 per share, dated December 1, 1997, issued by the Company to Frank J. Cozzi (incorporated by
           reference to Exhibit 10.17 of the Registrant's report on
           Form 8-K dated December 1, 1997).
  10.18    Employment Agreement, dated December 1, 1997, by and between
           Gregory P. Cozzi and Cozzi Iron & Metal, Inc (incorporated by reference to Exhibit 10.18 of the Registrant's report on
           Form 8-K dated December 1, 1997).
  10.19    Warrant to purchase 81,035 shares of Common Stock at an
           exercise price of $5.91 per share, dated December 1, 1997, issued by the Company to Gregory P. Cozzi (incorporated by reference to Exhibit 10.19 of the Registrant's report on
           Form 8-K dated December 1, 1997).
  10.20    Warrant to purchase 81,035 shares of Common Stock at an
           exercise price of $15.84 per share, dated December 1, 1997, issued by the Company to Gregory P. Cozzi. (incorporated by reference to Exhibit 10.20 of the Registrant's report on
           Form 8-K dated December 1, 1997).

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
  10.21    Securities Purchase Agreement, dated December 19, 1997, by and between the Company and Samstock, L.L.C. (incorporated by reference to Exhibit 10.1 of the Registrant's report on
           Form 8-K dated December 18, 1997).
  10.22    Amended and Restated Stockholders Agreement, dated December
           19, 1997, by and among T. Benjamin Jennings, Gerard M.
           Jacobs, Albert A. Cozzi, Frank J. Cozzi, Gregory P. Cozzi,
           Samstock, L.L.C. and the Company (incorporated by reference to Exhibit 10.2 of the Registrant's report on Form 8-K dated
           December 18, 1997).
   11.1    Computation of net income (loss) per share.
   27.1    Financial Data Schedule.