Form 10-Q/A
period 1997-12-31
METAL MANAGEMENT INC
filed 1998-04-24
CIK 795665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


                                AMENDMENT NO. 1


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

                                     INDEX


                                                                             PAGE
                                                                             ----
PART I: FINANCIAL INFORMATION
ITEM 1:        Financial Statements
               Consolidated Condensed Balance Sheets -- December 31, 1997
                 (unaudited) and March 31, 1997............................    1
               Consolidated Condensed Statements of Operations -- three
                 months and nine months ended December 31, 1997 and 1996
                 (unaudited)...............................................    2
               Consolidated Condensed Statements of Cash Flows -- nine
                 months ended
                 December 31, 1997 and 1996 (unaudited)....................    3
               Consolidated Condensed Statement of Stockholders' Equity --
                 December 31, 1997 (unaudited) and March 31, 1997..........    4
               Notes to Consolidated Condensed Financial Statements
                 (unaudited)...............................................    5
ITEM 2:        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................   15
PART II: OTHER INFORMATION
ITEM 1:        Legal Proceedings...........................................   32
ITEM 2:        Changes in Securities.......................................   32
ITEM 4:        Submission of Matters to a Vote of Security Holders.........   33
ITEM 5:        Other Information...........................................   34
ITEM 6:        Exhibits and Reports on Form 8-K............................   34
               SIGNATURES..................................................   35
               Exhibit Index...............................................   36

PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


     The information set forth below has been restated, as described in footnote 1 below.


                             METAL MANAGEMENT, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               (UNAUDITED)
                                                              DECEMBER 31,
                                                                  1997        MARCH 31,
                                                                RESTATED        1997
                                                              ------------    ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 30,134       $ 5,718
  Accounts receivable, net..................................      85,900         9,560
  Notes receivable from related parties.....................         300           406
  Inventories...............................................      43,350         8,415
  Prepaid expenses and other assets.........................       6,052         1,609
                                                                --------       -------
     Total current assets...................................     165,736        25,708
Property and equipment, net.................................      94,532        20,208
Goodwill and other intangibles, net.........................     166,619        23,484
Other assets................................................      10,027           725
                                                                --------       -------
     Total assets...........................................    $436,914       $70,125
                                                                ========       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Operating lines-of-credit.................................    $  7,610       $ 7,887
  Accounts payable..........................................      53,823         5,246
  Other accrued liabilities.................................      14,272         2,746
  Current portion of notes payable to related parties.......      23,496        12,575
  Current portion of long-term debt.........................       6,252        10,809
                                                                --------       -------
     Total current liabilities..............................     105,453        39,263
Long-term notes payable to related parties, less current
  portion...................................................      39,693         1,430
Long-term debt, less current portion........................      56,579         3,740
Deferred taxes..............................................      11,534         1,411
Other liabilities...........................................         836         1,133
                                                                --------       -------
     Total liabilities......................................     214,095        46,977
Stockholders' equity:
  Convertible preferred stock - Series A....................      24,217             0
  Convertible preferred stock - Series B....................      19,063             0
  Common Stock..............................................         297           102
  Warrants..................................................      48,157         1,351
  Additional paid-in-capital................................     161,898        16,628
  Retained earnings (accumulated deficit)...................     (30,813)        5,067
                                                                --------       -------
     Total stockholders' equity.............................     222,819        23,148
                                                                --------       -------
     Total liabilities and stockholders' equity.............    $436,914       $70,125
                                                                ========       =======


    The accompanying notes are an integral part of the financial statements

                             METAL MANAGEMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                               ---------------------------   ---------------------------
                                               DECEMBER 31,                  DECEMBER 31,
                                                   1997       DECEMBER 31,       1997       DECEMBER 31,
                                                 RESTATED         1996         RESTATED         1996
                                               ------------   ------------   ------------   ------------
Net sales....................................    $126,007       $10,402        $283,353       $40,344
Cost of sales................................     114,361        10,020         255,579        37,138
                                                 --------       -------        --------       -------
Gross profit.................................      11,646           382          27,774         3,206
Operating expenses:
  General and administrative.................       6,413         1,164          14,610         3,900
  Depreciation and amortization..............       3,059           315           6,712         1,227
  Non-recurring expenses.....................      33,710             0          33,710             0
                                                 --------       -------        --------       -------
Total operating expenses.....................      43,182         1,479          55,032         5,127
                                                 --------       -------        --------       -------
Operating loss from continuing operations....     (31,536)       (1,097)        (27,258)       (1,921)
Interest expense.............................      (2,601)         (224)         (6,166)         (674)
Income from joint ventures...................          32             0             195             0
Other income.................................         314            42             562           151
                                                 --------       -------        --------       -------
Loss from continuing operations before income
  taxes and discontinued operations..........     (33,791)       (1,279)        (32,667)       (2,444)
Benefit for income taxes.....................      (3,763)         (119)         (3,165)         (373)
                                                 --------       -------        --------       -------
Loss from continuing operations..............     (30,028)       (1,160)        (29,502)       (2,071)
Discontinued operations:
  Gain (loss) on sale of assets on former
     product lines of GPAR, net of income
     taxes...................................         (42)          179             166           317
  Income (loss) from operations of former
     product lines of GPAR, net of income
     taxes...................................           0          (154)              0             2
                                                 --------       -------        --------       -------
Net loss.....................................     (30,070)       (1,135)        (29,336)       (1,752)
Accretion of preferred stock to redemption
  value......................................           0             0              57             0
Non-cash beneficial conversion feature of
  convertible preferred stock................       5,592             0           5,592             0
Preferred stock dividends....................         580             0             895             0
                                                 --------       -------        --------       -------
Net loss applicable to Common Stock..........    $(36,242)      $(1,135)       $(35,880)      $(1,752)
                                                 ========       =======        ========       =======
Basic earnings (loss) per common share for:
  Continuing operations applicable to Common
     Stock...................................    $  (1.75)      $ (0.13)       $  (2.25)      $ (0.24)
  Gain (loss) on sale of discontinued
     operations..............................    $  (0.00)      $  0.02        $   0.01       $  0.04
  Income (loss) from discontinued
     operations..............................    $   0.00       $ (0.02)       $   0.00       $  0.00
  Net loss applicable to Common Stock........    $  (1.75)      $ (0.13)       $  (2.24)      $ (0.20)
Weighted average shares outstanding..........      20,664         8,940          16,032         8,775
Diluted earnings (loss) per common share for:
  Continuing operations applicable to Common
     Stock...................................    $  (1.75)      $ (0.13)       $  (2.25)      $ (0.24)
  Gain (loss) on sale of discontinued
     operations..............................    $  (0.00)      $  0.02        $   0.01       $  0.04
  Income (loss) from discontinued
     operations..............................    $   0.00       $ (0.02)       $   0.00       $  0.00
  Net loss applicable to Common Stock........    $  (1.75)      $ (0.13)       $  (2.24)      $ (0.20)
Weighted average diluted shares
  outstanding................................      20,664         8,940          16,032         8,775


    The accompanying notes are an integral part of the financial statements

                             METAL MANAGEMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                               FOR THE NINE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 31,
                                                                  1997       DECEMBER 31,
                                                                RESTATED         1996
                                                              ------------   ------------
Cash flows from continuing operations:
Net loss from continuing operations.........................   $ (29,502)      $(2,071)
Adjustments to reconcile net loss from continuing operations to cash flows from continuing operations:
     Depreciation and amortization..........................       6,712         1,227
     Non-recurring charges..................................      32,055             0
     Other..................................................      (2,671)            0
  Changes in assets and liabilities, net of acquisitions:
     Accounts receivable and other receivables, net.........       2,730         1,092
     Inventories............................................      17,211           204
     Accounts payable.......................................     (19,608)       (1,470)
     Other..................................................      (3,603)           60
                                                               ---------       -------
Cash flows from continuing operations.......................       3,324          (958)
Cash flows provided (used) by investing activities:
  Marketable securities sold................................          10         2,644
  Purchases of property and equipment.......................      (4,350)       (1,654)
  Acquisitions, net of cash acquired........................     (23,153)         (971)
  Other.....................................................       1,090             0
                                                               ---------       -------
Net cash provided (used) by investing activities............     (26,403)           19
Cash flows provided (used) by financing activities:
  Repayments on lines-of-credit.............................        (936)       (1,975)
  Issuances of long-term debt...............................      15,641             0
  Repayments of long-term debt..............................     (50,425)       (1,130)
  Issuances of Common Stock.................................      40,207           293
  Issuances of convertible preferred stock..................      42,908             0
  Other.....................................................        (287)            0
                                                               ---------       -------
Net cash provided (used) by financing activities............      47,108        (2,812)
                                                               ---------       -------
Cash flows from discontinued operations.....................         387         1,525
                                                               ---------       -------
Net increase (decrease) in cash and cash equivalents........      24,416        (2,226)
Cash and cash equivalents at beginning of period............       5,718         3,093
                                                               ---------       -------
Cash and cash equivalents at end of period..................   $  30,134       $   867
                                                               =========       =======


    The accompanying notes are an integral part of the financial statements

                             METAL MANAGEMENT, INC.


            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

            (UNAUDITED, IN THOUSANDS, EXCEPT SHARES OF COMMON STOCK)


                                PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                              -------------------   -------------------    PAID-IN                RETAINED
                              SERIES A   SERIES B     SHARES     AMOUNT    CAPITAL     WARRANTS   EARNINGS    TOTAL
                              --------   --------     ------     ------   ----------   --------   --------    -----
Balance at March 31, 1997...  $     0    $     0    10,154,740    $102     $ 16,628    $ 1,351    $  5,067   $ 23,148
Issuance of Series A
  preferred stock, net......   23,844         --            --      --           --         --          --     23,844
Issuance of Series B
  preferred stock, net......       --     19,063            --      --           --         --          --     19,063
Issuance of Common Stock and
  warrants in private
  offerings, net............       --         --     3,495,588      35       35,070      4,451                 39,556
Equity issued for
  acquisitions..............       --         --    15,347,843     153      100,326     20,662          --    121,141
Common Stock issued upon
  exercise of options,
  warrants and conversion of
  debt......................       --         --       687,481       7        4,282       (891)         --      3,398
Dividends declared on
  Preferred Stock...........      316         --            --      --           --         --        (895)      (579)
Non-cash dividend recognized
  on beneficial conversion
  feature of Preferred
  Stock.....................       --         --            --      --        5,592         --      (5,592)         0
Warrants issued.............       --         --            --      --           --     22,584          --     22,584
Accretion of Preferred Stock
  discount to redemption
  value.....................       57         --            --      --           --         --         (57)         0
Net loss for the period.....       --         --            --      --           --         --     (29,336)   (29,336)
                              -------    -------    ----------    ----     --------    -------    --------   --------
Balance at December 31, 1997
  (restated)................  $24,217    $19,063    29,685,652    $297     $161,898    $48,157    $(30,813)  $222,819
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


     The financial statements for the three and nine months ended December 31, 1997 have been restated to increase the amount of certain non-recurring, non-cash charges associated with the issuance on December 1, 1997 of 1,005,000 fully vested warrants to purchase Common Stock to certain current and former officers of the Company. The adjustment related solely to the calculation of the amount of the charge. The Company originally reported the compensation charge based on the measurement date of the warrants being the date the Company's board of directors approved the issuance and the exercise price of such warrants. The Company's auditors subsequently advised the Company that the compensation charge should instead be calculated based on a December 1, 1997 measurement date. Using the closing market price of the Company's Common Stock on December 1, 1997 to calculate the charge results in an incremental non-recurring, non-cash charge

                                  (UNAUDITED)


of $8.25 million with no current tax benefit. The following is a comparison of the results for three and nine months ended December 31, 1997 as previously reported and as restated (in thousands, except per share data):



                                                               QUARTER ENDED           NINE MONTHS ENDED
                                                             DECEMBER 31, 1997         DECEMBER 31, 1997
                                                           ----------------------    ----------------------
                                                           PREVIOUSLY       AS       PREVIOUSLY       AS
                                                            REPORTED     RESTATED     REPORTED     RESTATED
                                                           ----------    --------    ----------    --------
Non-recurring expenses.................................     $25,456      $33,710      $25,456      $33,710
Net loss...............................................     $21,816      $30,070      $21,082      $29,336
Net loss applicable to Common Stock....................     $27,988      $36,242      $27,626      $35,880
Basic loss per Common Share for:
  Continuing operations applicable to Common Stock.....     $  1.35      $  1.75      $  1.73      $  2.25
  Net loss applicable to Common Stock..................     $  1.35      $  1.75      $  1.72      $  2.24
Diluted loss per Common Share for:
  Continuing operations applicable to Common Stock.....     $  1.35      $  1.75      $  1.73      $  2.25
  Net loss applicable to Common Stock..................     $  1.35      $  1.75      $  1.72      $  2.24


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

                                  (UNAUDITED)

     The purchase consideration for each of the transactions was as follows (in thousands, except shares and warrants):

                                                     RESERVE       ISAAC        PROLER        COZZI
                                                     -------       -----        ------        -----
Shares of restricted Common Stock issued........           --    1,942,857     1,750,000    11,499,986
Warrants to purchase Common Stock issued........    1,400,000      462,500       375,000     1,500,002

Cash paid, including transaction costs..........    $   6,568    $     528    $    7,747    $    7,506
Value of Common Stock issued....................           --       21,049        11,130        65,864
Value of warrants issued........................        8,118        3,028         1,574         7,505
Promissory notes issued.........................        1,542       36,547        10,500            --
                                                    ---------    ---------    ----------    ----------
     Total purchase consideration...............    $  16,228    $ 61,152     $  30,951     $   80,875
                                                    =========    =========    ==========    ==========

     The purchase consideration is allocated as follows (in thousands):

                                                         RESERVE      ISAAC      PROLER      COZZI
                                                         -------      -----      ------      -----
Current assets.......................................    $ 38,822    $ 39,225    $ 3,199    $ 52,881
Noncurrent assets....................................      12,345      21,577      5,722      44,184
Current liabilities..................................     (16,185)    (32,570)    (4,514)    (32,471)
Noncurrent liabilities...............................     (25,964)    (15,556)    (1,533)    (50,360)
Goodwill.............................................       7,210      48,476     28,077      66,641
                                                         --------    --------    -------    --------
     Total purchase consideration....................    $ 16,228    $ 61,152    $30,951    $ 80,875
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

                                  (UNAUDITED)

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


                                                             NINE MONTHS ENDED   TWELVE MONTHS ENDED
                                                             DECEMBER 31, 1997     MARCH 31, 1997
                                                             -----------------   -------------------
                                                                (UNAUDITED)          (UNAUDITED)
Net sales..................................................      $565,406             $695,834
Net loss from continuing operations applicable to Common
  Stock....................................................      $(28,869)            $ (4,792)
Diluted net loss from continuing operations applicable to
  Common Stock.............................................      $  (0.96)            $  (0.16)


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

                                  (UNAUDITED)

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

NOTE 3 -- NON-RECURRING EXPENSES


     During the quarter ended December 31, 1997, the Company recorded the following non-recurring pre-tax charges totaling $33.7 million (in thousands):



Non-cash warrant compensation...............................    $19,050
Severance and other termination benefits....................      2,814
EMCO Shut-down..............................................     11,846
                                                                -------
                                                                $33,710
                                                                =======


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

     On December 1, 1997, the Company and George O. Moorehead entered into two agreements, a Separation Agreement and a Stock Warrant Settlement Agreement resolving all outstanding issues between the Company and Mr. Moorehead. Pursuant to the Separation Agreement, Mr. Moorehead (a) resigned from his employment with the Company, from his employment with EMCO and from his directorship of EMCO effective December 1, 1997, and (b) delivered a Non-Compete, Non-Solicitation and Confidentiality Covenant and Agreement. In consideration for entering into the Separation Agreement, the Company (a) paid Mr. Moorehead $250,000 on December 1, 1997, (b) agreed to provide Mr. Moorehead certain insurance and other benefits during a five-year period commencing on December 1, 1997, (c) agreed to pay

                                  (UNAUDITED)


certain legal fees to Mr. Moorehead's counsel, and (d) permitted Mr. Moorehead to exercise certain warrants to acquire Common Stock previously granted to him, on a "net cashless" basis, subject to the Company's right to refuse "net cashless" exercises under certain circumstances. Pursuant to the Stock Warrant Settlement Agreement, the Company issued to Mr. Moorehead fully-vested warrants to purchase 200,000 shares of Common Stock at $12.00 per share, exercisable for a period of five years, and agreed to pay Mr. Moorehead amounts totalling $665,000. To date the Company has paid $207,500 to Mr. Moorehead under the Stock Warrant Settlement Agreement. The Company recorded a non-recurring charge totaling $2,814,000 comprised of (a) $915,000 of cash payments, (b) an accrual of $199,000 for other benefits to Mr. Moorehead under the Separation Agreement, and (c) $1,700,000 representing the value (calculated in accordance with APB No.
25) of the warrants to purchase 200,000 shares of Common Stock issued to Mr. Moorehead.


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

                                  (UNAUDITED)

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

                                  (UNAUDITED)

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

     If the conversion of the Series B Preferred Stock would result in the holders receiving more than 2,000,000 Shares of Common Stock, then the Company may redeem any shares of Series B Preferred Stock in excess of 2,000,000 shares at a redemption price equal to: (i) 117% of the Stated Value of the shares; plus
(ii) any accrued and unpaid dividends on such shares. Any shares of Series B Preferred Stock which have not been converted on or before three years after the date the Series B Preferred Stock was issued (the "Maturity Date") will automatically be converted to shares of Common Stock at the Maturity Date. However, if, at the Maturity Date, a registration statement covering the resale of all of the shares of Common Stock issuable upon conversion of the Series B Preferred Stock is not effective, and such resale may not be made under Rule 144(k) under the Securities Act, then the Company will be required to pay to the holders of Series B Preferred Stock, in cash, an amount equal to the Liquidation Preference for the shares of Series B Preferred Stock which they own.

                                  (UNAUDITED)

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

     This Form 10-Q/A includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements and are thus prospective. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company. See also "Factors Influencing Future Results and Accuracy of Forward-Looking Statements" below.


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


     During the quarter ended December 31, 1997, the Company recorded the following non-recurring pre-tax charges totaling $33.7 million (in thousands), (See Note 3):



Non-cash warrant compensation...............................  $19,050
Severance and other termination benefits....................    2,814
EMCO Shut-down..............................................   11,846
                                                              -------
                                                              $33,710
                                                              =======


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


     Net loss from continuing operations, after preferred stock dividends and non-cash beneficial conversion feature of convertible preferred stock, was $36.2 million, or $1.75 per share, for the three months ended December 31, 1997 compared to a loss of $1.1 million, or $0.13 per share, for the three months ended December 31, 1996. For the nine months ended December 31, 1997, net loss from continuing operations, after preferred stock dividends, non-cash beneficial conversion feature of convertible preferred stock and accretion was $36.0 million, or $2.25 per share, versus a loss of $2.1 million, or $0.24 per share, for the nine months ended December 31, 1996. Net loss from continuing operations excluding the non-recurring charges and the one-time non-cash dividend charge was $.7 million, or $0.03 per share, and $.5 million, or $0.03 per share, respectively, for the three and nine months ended December 31, 1997 compared with a loss of $1.1 million, or

$0.13 per share, and $2.1 million, or $0.24 per share, respectively, for the three and nine month periods ended December 31, 1996.

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


                                          Date: April 24, 1998

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