Form 10-K
period 1998-03-31
METAL MANAGEMENT INC
filed 1998-06-23
CIK 795665

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

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

     The aggregate market value for the Registrant's voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on June 15, 1998 as reported on the NASDAQ National Market System, was approximately $175.8 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of June 15, 1998, the Registrant had 34,333,963 shares of Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                       PART I
Item 1:     Business....................................................      1
Item 2:     Properties..................................................     11
Item 3:     Legal Proceedings...........................................     12
Item 4:     Submission of Matters to a Vote of Security Holders.........     12
                                      PART II
Item 5:     Market for the Registrant's Common Stock and Related
            Stockholder Matters.........................................     13
Item 6:     Selected Consolidated Financial Data........................     16
Item 7:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     17
Item 7A:    Quantitative and Qualitative Disclosures About Market
            Risk........................................................     32
Item 8:     Financial Statements and Supplementary Data.................     32
Item 9:     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     32
                                      PART III
Item 10:    Directors and Executive Officers of the Registrant..........     33
Item 11:    Executive Compensation......................................     36
Item 12:    Security Ownership of Certain Beneficial Owners and
            Management..................................................     41
Item 13:    Certain Relationships and Related Transactions..............     42
                                      PART IV
Item 14:    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................     46

                                     PART I

     Certain statements contained in this Form 10-K under Item 1, in addition to certain statements contained elsewhere in this Form 10-K, including statements qualified by the words "believes," "intends," "anticipates," "expects" and words of similar import, are "forward-looking statements" and are thus prospective. These statements reflect the current expectations of Metal Management, Inc. (herein, "Metal Management" or the "Company") regarding (i) the future profitability of the Company and its subsidiaries, (ii) the benefits to be derived from the Company's execution of its industry consolidation strategy and
(iii) other future developments in the affairs of the Company or the industry in which it conducts business. All such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These and other risks, uncertainties and other factors are discussed under the heading "Investment Considerations" in Part II, Item 7 of this report.

ITEM 1. BUSINESS.

GENERAL

     Metal Management is one of the largest and fastest-growing full service metals recyclers in the United States, with 54 recycling facilities in 12 states. The Company is a leading consolidator in the metals recycling industry and has achieved this position primarily through the implementation of its national strategy of completing and integrating regional acquisitions. The Company believes that its consolidation strategy will enhance the competitive position and profitability of the operations that it acquires through improved managerial and financial resources and increased economies of scale.

     Metal Management is primarily engaged in the collection and processing of ferrous and non-ferrous metals for resale to metals brokers, steel producers, and producers and processors of other metals. The Company collects industrial scrap and obsolete scrap, processes it into reusable forms, and supplies the recycled metals to its customers, including mini-mills, integrated steel mills, foundries and metals brokers. The Company believes that it provides one of the most comprehensive offerings of both ferrous and non-ferrous scrap metals in the industry. The Company's ferrous products primarily include shredded, sheared, hot briquetted, cold briquetted and bundled scrap and broken furnace iron. The Company also processes non-ferrous metals, including aluminum, copper, stainless steel, brass, titanium and high-temperature alloys, using similar techniques and through application of the Company's proprietary technologies. For the year ended March 31, 1998, the Company sold approximately 3.1 million tons of ferrous scrap and approximately 178.1 million pounds of non-ferrous scrap.

     The Company's predecessor was incorporated on September 24, 1981 as a California corporation under the name General Parametrics Corporation, and was re-incorporated as a Delaware corporation in June 1986 under the same name. Prior to April 1996, the Company manufactured and marketed color thermal and dye sublimation printers and related consumables, including ribbons, transparencies and paper. The Company sold this business in two separate transactions in July and December of 1996 for $1.3 million in cash and future royalty streams which the Company does not anticipate will result in material payments to the Company. On April 12, 1996, the Company changed its name to "Metal Management, Inc."

     The Company's common stock, par value $.01 per share ("Common Stock"), is traded on the NASDAQ Stock Market under the trading symbol "MTLM". The Company's principal executive offices are located at 500 North Dearborn Street, Suite 405, Chicago, Illinois 60610, and its telephone number is (312) 645-0700.

INDUSTRY OVERVIEW

     According to government sources, total revenues generated in the metals recycling industry in 1995 were approximately $19.3 billion. The Company believes that the scrap metals industry is composed of more than 3,000 independent metals recyclers. Many of these companies are family-owned and operate only in local or regional markets. The Company believes that no single scrap metals recycler has a significant share of the domestic market, although certain recyclers may have significant shares of their local or regional markets.

Within this industry framework, a consolidation is taking place. Several factors account for the consolidation: (i) the reduction in purchasing, processing, transportation, labor and selling, general and administrative costs associated with large, integrated companies; (ii) the desire of the owners of closely-held family businesses to gain liquidity by merging with large, public companies while maintaining managerial input; and (iii) the ability of large, public companies to attract the capital necessary to make the significant investments in plant and equipment that are required due to increasingly stringent environmental regulation and the need to upgrade processing facilities.

     Ferrous Scrap Industry. Ferrous scrap is the primary raw material for mini-mill steel producers that utilize electric arc furnance ("EAF") technology. According to industry sources, domestic ferrous scrap production is approximately 75 to 80 million tons, of which 8 to 10 million tons is exported. In addition, approximately 1 to 3 million tons of ferrous scrap are imported annually. Demand for processed ferrous scrap is highly dependent on the overall strength of the domestic steel industry, particularly production utilizing EAF technology.

     Much of the growth in the scrap metals industry in recent years has occurred as a result of the proliferation of mini-mill steel producers which utilize EAF technology. EAF production has increased from 14.8 million tons (11.1% of total domestic steel production) in 1966 to 46.4 million tons (43.2% of total domestic steel production) in 1997. The Company expects this trend to continue in the next few years as several new EAF facilities start production. The Company believes that as a large, reliable supplier of scrap metals it is well positioned to take advantage of the growth in this industry.

     The growth in EAF production has been fueled by the historically low price of prepared ferrous scrap, which gives EAF producers a product cost advantage over integrated steel producers which operate blast furnaces whose primary raw materials are coke and iron ore, although some of this cost advantage has been eroded by increases in ferrous scrap prices in recent years. As the price of ferrous scrap metals increase, EAF operators look for alternatives to prepared steel scrap, such as pre-reduced iron pellets or pig iron, to supply their EAF operations. The Company does not believe that these alternatives to ferrous scrap will replace ferrous scrap in EAF operations, but will be used as supplemental feedstock thereby allowing EAF operators to utilize lower grades of prepared scrap. Industry analysts continue to predict rising demand for ferrous scrap over the next several years.

     Due to its low price-to-weight ratio, raw ferrous scrap is generally purchased locally from industrial companies, demolition firms, junk yards, railroads, the military, scrap dealers and various other sources, typically in the form of automobile bodies, appliances and structural steel. Ferrous scrap prices are local and regional in nature; however, where there are overlapping regional markets, the prices do not tend to differ significantly between the regions due to the ability of companies to ship scrap cost-effectively from one region to the other. The most significant limitation on the size of the geographic market for ferrous scrap is the transportation cost for the raw or processed scrap. Therefore, scrap processing facilities are typically located on or near key modes of transportation, such as railways, interstate highways or waterways.

     Non-Ferrous Scrap Industry. Non-ferrous metals include aluminum, copper, brass, stainless steel, high-temperature alloys and other exotic metals. The geographic markets for non-ferrous scrap tend to be larger than those for ferrous scrap due to the higher selling prices of non-ferrous metals, which justify the cost of shipping over greater distances. Non-ferrous scrap is sold on a spot basis, either directly or through brokers, to intermediate or end-users, which include smelters, foundries and aluminum sheet and ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of economic activity, with prices generally pegged to the price of the primary metal on the London Metals Exchange or COMEX. Suppliers and consumers of non-ferrous metals can also use these exchanges to hedge against future price fluctuations by buying or selling futures contracts.

     Secondary smelters, utilizing processed non-ferrous scrap as raw material, can produce non-ferrous metals at a lower cost than primary smelters producing such metals from ore. This is due to the savings in energy consumption, environmental compliance, and labor costs enjoyed by the secondary smelters. These cost advantages, and the long lead-time necessary to construct new non-ferrous primary smelting capacity, have resulted in sustained demand and strong prices for processed non-ferrous scrap during periods of high demand for finished non-ferrous metal products.

     Raw non-ferrous scrap is typically generated and supplied by: (i) manufacturers and other sources that generate or sell non-ferrous metals; (ii) telecommunications, aerospace, defense and recycling companies that generate obsolete scrap consisting primarily of copper wire, used beverage cans and other non-ferrous metal alloys; and (iii) ferrous scrap operations that recover aluminum, zinc, die-cast metal, stainless steel and copper as by-products of their processing of ferrous scrap. The most widely recycled non-ferrous metals are aluminum, copper and stainless steel. According to industry sources, domestic recyclers annually process approximately 3.5 million tons of aluminum,
1.5 million tons of copper and 0.9 million tons of stainless steel.

COMPANY STRENGTHS

     Market Leadership in Major Metropolitan and Regional Markets. In executing its acquisition strategy, the Company has focused on establishing a significant presence in major metropolitan or regional markets, where sources of prime industrial and obsolete scrap (i.e., automobiles and industrial equipment) are more readily available and from where the Company believes that it can provide better service to its customers. As a result, the Company has become one of the leading metals recyclers in the Chicago, Phoenix, Cleveland, Houston, Pittsburgh and Los Angeles metropolitan markets.

     Strong Operational Management. The Company believes that the scrap metals recycling business is, and will continue to be, locally and regionally based. As a result, Metal Management has adopted a philosophy of decentralized operational management, which it believes promotes the continued successful management of its acquired companies. In considering its core regional acquisitions, the Company has targeted regional leaders in the scrap metals industry with proven operational management capabilities. Following these acquisitions, the Company has generally retained the services of the acquired companies' senior management teams through the use of multi-year employment agreements and provided incentives for such managers to contribute to the growth and profitability of the Company through the use of stock options and warrants.

     Proven Integration Synergies. The Company believes that the operations of its acquired companies have benefited, and will continue to benefit, from joining the Metal Management group of companies. The Company believes that the metals recycling industry is becoming more capital-intensive and that production efficiencies are best realized by, among other things, the purchase and maintenance of sophisticated equipment (such as automobile shredders) and the sharing of information concerning sources of raw scrap, production technologies and customer needs. Accordingly, the Company believes that its regional "hub and spoke" acquisition strategy has benefited, and will continue to benefit, the operations of its acquired companies by making available to such companies, often for the first time, access to greater financial resources, complementary regional management, purchasing strength in raw scrap and increased distribution channels. As a further effort to identify synergies, the Company has created the Office of the President, in which its senior management and regional managers participate to provide a forum for the sharing of "best practices" and the exchange of other ideas among the Company's regional operations.

     Favorable Distribution Channels. The Company believes that its facilities are situated in locations that afford the Company competitive advantages in distribution efficiency, both in terms of cost and reliability. The Company believes that water transportation is the most cost-effective manner to ship scrap metals over long distances. A significant portion of the Company's revenues are generated by operations that have direct or convenient access to water or rail transportation. Such water or rail access significantly expands the markets for the Company's products, particularly the markets for ferrous scrap.

     Broad Product Offering. The Company has a broad range of product offerings in both ferrous and non-ferrous metals. The Company's ferrous products include shredded, sheared, hot briquetted, cold briquetted and bundled scrap and broken furnace iron. The Company's non-ferrous products include aluminum, copper, stainless steel, brass and high temperature alloys. The Company believes it currently offers one of the most comprehensive lines of products available within its markets. By offering a broad range of products, the Company's customers are able to purchase all of their scrap metal needs from one supplier, thereby reducing the administrative and logistical burden associated with supporting multiple supplier relationships. In addition, the Company's size and processing capabilities allow it to offer pre-packaged blends of scrap metals that are immediately available for melting upon delivery to customers, thereby eliminating the time and space required for customers to purchase and blend various metals themselves to meet particular chemistry requirements. The Company also continually seeks to develop and introduce new products. For example, the Company has invested in sophisticated processing equipment capable of producing the type of "clean" ferrous scrap that is increasingly demanded by companies using EAF technology. This "clean" ferrous scrap, which contains fewer contaminants such as lead, copper and other non-ferrous metals, commands a premium over the prices charged for other ferrous products. The Company is currently a significant supplier to companies such as Nucor Corporation, United States Steel International, Inc., Inland Steel Industries Inc., North Star Steel Co. and General Motors Corporation. By working with its major customers to provide a reliable and broad product mix and applying the knowledge gained to the rest of its business, the Company believes that it can better develop mutually beneficial partnerships with its customers.

BUSINESS STRATEGY

     Continue Regional-Based Acquisitions. The Company intends to continue to grow by implementing its national strategy of completing and integrating regional acquisitions. The Company's acquisition strategy is to acquire scrap metals processors in large metropolitan or regional markets that will serve as platform companies for subsequent "tuck-in" acquisitions of smaller metals processors. The Company believes that the highly fragmented nature of the scrap metals recycling industry offers significant opportunities for acquisitions that meet these criteria and allows for the execution of its acquisition strategy. By aggressively pursuing this consolidation strategy within the highly fragmented and growing metals recycling industry, the Company believes that it can enhance the competitive position and profitability of the operations that it acquires through improved managerial and financial resources and increased economies of scale. The Company also believes that the geographic diversity resulting from the implementation of its acquisition strategy will reduce its vulnerability to the dynamics of any particular local or regional market. Furthermore, the Company believes that multi-regional and national steel manufacturers and other customers for the Company's ferrous and non-ferrous scrap will increasingly prefer to do business with processed scrap suppliers, such as Metal Management, that can provide a dependable quantity and quality of processed scrap, as well as a high degree of service.

     Develop and Foster Mutually Beneficial Customer Relationships. The Company believes that scrap metals recyclers have historically competed primarily on the basis of price, seeking the highest possible price for processed scrap through negotiation and attempting to sell more processed scrap when the market prices for scrap are highest. The Company believes, however, that competing in such a manner focuses on short-term gain at the expense of long-term profitability. The Company's strategy, instead, focuses on establishing long-term customer relationships. The Company believes that it can develop better relationships with customers by using its numerous processing facilities to provide them with a consistent supply of high-quality processed scrap, thereby building "partnership-type" relationships that the Company believes will be longer-lasting, more stable and profit enhancing.

     Maximize Inventory Turnover. In order to maximize the efficiency and profitability of its processing operations, the Company's business strategy is to maximize the turnover of its scrap metals inventory, as opposed to collecting scrap and holding it in speculation of higher unit prices. The Company believes that this strategy of reducing cycle time serves to reduce exposure to price fluctuations in the markets for scrap metals. The Company also believes that this strategy is beneficial to customer relationships, because it allows customers to depend on a reliable and steady supply of scrap metals that is not subject to volume limitations during periods of changing prices.

     Decentralized Management and Incentives. An important element of the Company's acquisition strategy is to identify companies with strong, stable and well-respected management. Metal Management recognizes that business practices and strategies in the scrap metals industry differ, sometimes significantly, among metropolitan and regional markets. As a result, the Company manages its recycling operations on a decentralized basis. To secure the continuity of strong local management, the Company generally seeks to execute multi-year employment agreements with the senior management of the "hub" acquisitions for each particular metropolitan or regional market. In addition, the Company often pays a significant portion of the purchase price for its acquisitions in restricted Common Stock and also makes use of warrants and options to acquire Common Stock, resulting in the Company's management having significant incentive to maximize the operating performance of the Company's subsidiaries.

ACQUISITION STRATEGY

     Since entering the scrap metals recycling business in April 1996, the Company has consummated 18 acquisitions (herein, the "Completed Acquisitions") and now operates recycling facilities at 54 locations in 12 states. In pursuing its acquisition strategy, the Company seeks to identify companies that meet certain acquisition criteria which the Company believes suggest a strong potential for future growth.

     In pursuing its acquisition strategy, the Company seeks to identify companies that (i) have a successful operating history; (ii) are located in major metropolitan or regional markets (population of 1,000,000 or more) and present synergies with existing or planned acquisition candidates in a particular region; (iii) offer strong management which can be retained following an acquisition; (iv) complement the Company's regional and national customer base; (v) have a history of high integrity in their management and operations;
(vi) have convenient access to water or rail transportation facilities; (vii) do not present serious environmental or regulatory issues; and (viii) either have existing shredder operations or the ability to support the installation of such equipment. While a target company does not have to meet all of the acquisition criteria, it is important that a metropolitan or regional "hub" company meet most of the criteria and that other acquisition candidates that can complement the operations of the "hub" company are identified within a region.

     Once an acquisition candidate has been identified, the Company conducts financial, legal and operational due diligence investigations of the target company. This due diligence investigation will generally include an environmental site assessment and a review of the target company's environmental compliance procedures and practices, a review of the legal and regulatory affairs of the target, and a review of the target company's financial books and records, including an independent audit of its financial statements, in certain cases.

     The Company generally enters into multi-year employment contracts with certain senior managers of the acquired company which often provide for incentive compensation in the form of stock options and warrants. In addition, a significant portion of the purchase price for an acquired company is often paid in restricted Common Stock. The Company believes that these arrangements provide strong incentives for the management of the regional operations to maximize the operating performance of the Company's subsidiaries.

     Set forth below is a table identifying the recycling operations acquired by the Company from April 1996 through June 15, 1998:

                                                                   LOCATION OF
                                                               PRINCIPAL PROCESSING             DATE OF
NAME                                                                FACILITIES                ACQUISITION
----                                                           --------------------           -----------
EMCO Recycling Corp. ("EMCO Recycling")(1)              Phoenix, Arizona                     April 1996
California Metals Recycling, Inc., Firma, Inc., Firma   Los Angeles County, California       January 1997
  Plastic Co., Inc., MacLeod Metals Co. and Trojan
  Trading Co. (collectively, the "MacLeod Companies")
HouTex Metals Company, Inc. ("HouTex")                  Houston, Texas                       January 1997
Reserve Iron & Metal Limited Partnership ("Reserve      Cleveland, Ohio                      May 1997
  Iron & Metal")(2)                                     Chicago, Illinois
                                                        Attalla, Alabama
Briquetting Corporation of America, Ferrex Trading      Bryan, Ohio                          June 1997
  Corporation, The Isaac Corporation and Paulding       Cleveland, Ohio
  Recycling, Inc. (collectively, the "Isaac Group")     Dayton, Ohio
                                                        Defiance, Ohio
Proler Southwest Inc. and Proler Steelworks L.L.C.      Houston, Texas                       August 1997
  (collectively, "Proler Southwest")                    Jackson, Mississippi

                                                                   LOCATION OF
                                                               PRINCIPAL PROCESSING             DATE OF
NAME                                                                FACILITIES                ACQUISITION
----                                                           --------------------           -----------
Cozzi Iron & Metal, Inc. ("Cozzi Iron & Metal")(3)      Chicago, Illinois                    December 1997
                                                        East Chicago, Indiana
                                                        Pittsburgh, Pennsylvania
                                                        Memphis, Tennessee
Kankakee Scrap Corporation ("Kankakee Scrap")           Kankakee, Illinois                   December 1997
Houston Compressed Steel Corp. ("Houston Compressed")   Houston, Texas                       January 1998
Aerospace Metals, Inc. ("Aerospace")                    Hartford, Connecticut                January 1998
Salt River Recycling, L.L.C. ("Salt River")(4)          Phoenix, Arizona                     January 1998
Accurate Iron & Metal Co. ("Accurate Iron & Metal")(5)  Franklin Park, Illinois              February 1998
Superior Forge, Inc. ("Superior Forge")                 Huntington Beach, California         March 1998
Ellis Metals, Inc. ("Ellis Metals")                     Tucson, Arizona                      March 1998
Midwest Industrial Metals Corp. ("Midwest               Chicago, Illinois                    April 1998
  Industrial")(5)
138 Scrap, Inc. and Katrick, Inc. ("138 Scrap")         Riverdale, Illinois                  May 1998
Charles Bluestone Company, R&P Holdings, Inc. and R&P   Elizabeth, Pennsylvania              May 1998
  Real Estate, Inc. (collectively, "Bluestone")(6)      Sharon, Pennsylvania
Goldin Industries, Inc., Goldin Industries Louisiana,   Gulfport, Mississippi                June 1998
  Inc. and Goldin of Alabama, Inc. (collectively, the   Mobile, Alabama
  "Goldin Companies")(7)                                Harvey, Louisiana

---------------

(1) On March 12, 1998, EMCO Recycling changed its legal name to Metal Management Arizona, Inc. ("Metal Management Arizona").

(2) The Attalla, Alabama recycling facility is operated through a joint venture in which the Company's subsidiary, Reserve Iron & Metal, holds a 50% interest.

(3) The Memphis, Tennessee recycling facility is operated through a joint venture in which the Company's subsidiary, Cozzi Iron & Metal, holds a 50% interest.

(4) At the time it was acquired by the Company, Cozzi Iron & Metal held a 50% joint venture interest in Salt River.

(5) The Company purchased substantially all of the assets of Accurate Iron & Metal and certain of the assets of Midwest Industrial, both of which have been integrated into the Company's Cozzi Iron & Metal operations.

(6) The Sharon, Pennsylvania recycling facility is operated through a joint venture in which the Company's subsidiary, Bluestone, holds a 50% interest.

(7) A new subsidiary, Metal Management Gulf Coast, Inc. ("Metal Management Gulf Coast"), was formed with which the Company purchased substantially all of the scrap metal assets of the Goldin Companies.

PENDING ACQUISITIONS

     In addition to the Completed Acquisitions, the Company is in various stages of negotiation to acquire a number of additional scrap metals recycling and related operations. As of June 15, 1998, the Company has publicly announced definitive agreements or binding letters of intent to acquire the recycling operations of the following (herein, the "Pending Acquisitions"):

                                                                   LOCATION OF
                                                               PRINCIPAL PROCESSING
NAME                                                                FACILITIES
----                                                           --------------------
M. Kimerling & Sons, Inc. ("Kimerling")..................   Birmingham, Alabama
Naporano Iron & Metal, Co. and NIMCO Shredding Co.
  (collectively, "Naporano").............................   Newark, New Jersey
Newell Recycling of Denver, Inc. and Newell Recycling of    Denver, Colorado
  Utah, L.L.C. (collectively, "Newell Recycling")........   Colorado Springs, Colorado
Nicroloy Company ("Nicroloy")............................   Heidelberg, Pennsylvania
Michael Schiavone & Sons, Inc. ("Schiavone").............   North Haven, Connecticut
Universal Scrap Metals, Inc. ("Universal")...............   Chicago, Illinois

     All of the Pending Acquisitions are either subject to the negotiation of definitive purchase agreements or are otherwise subject to definitive purchase agreements with various closing conditions, accordingly, there can be no assurance that all or any one of the Pending Acquisitions will be successfully completed by the Company.

COMPANY RECYCLING OPERATIONS

     The recycling operations of the Company involve buying, processing, and selling scrap metals. The principal forms in which scrap metals are generated include industrial scrap and obsolete scrap. Industrial scrap results from residual materials from manufacturing processes. Obsolete scrap consists primarily of residual metals from old or obsolete consumer and industrial products such as appliances and automobiles.

  Ferrous Operations

     Ferrous Scrap Purchasing. The Company purchases ferrous scrap from two primary sources: (i) manufacturers who process steel and iron ("industrial scrap"); and (ii) junkyards, demolition firms, railroads, the military and others who generate steel and iron scrap ("obsolete scrap"). In addition to these sources, the Company purchases, at auction, furnace iron from integrated steel mills and obsolete steel and iron from government and large industrial accounts. The Company also purchases materials from small dealers, peddlers and auto wreckers who deliver directly to the Company's processing facilities. Prices are determined primarily by market demand and the composition, quality, size, and weight of the materials.

     Ferrous Scrap Processing. The Company prepares ferrous scrap metal for resale through a variety of methods including sorting, shredding, shearing or cutting, baling, briquetting or breaking. The Company produces a number of differently sized and shaped products depending upon customer specifications and market demand.

          Sorting. After purchasing ferrous scrap metal, the Company inspects the material to determine how it should be processed to maximize profitability. In some instances, scrap may be sorted and sold without further processing. The Company separates scrap for further processing according to its size and composition by using conveyor systems, front-end loaders, crane-mounted electromagnets or claw-like grapples.

          Shredding. Obsolete consumer scrap such as automobiles, home appliances and other consumer goods, as well as certain light gauge industrial scrap, is processed in the Company's shredding operation. These items are fed into a shredder that quickly breaks the scrap down into fist-size pieces of ferrous metal. The shredding process uses magnets and other technologies to separate ferrous, non-ferrous and non-metallic materials. The ferrous material is sold to the Company's customers, including mini-mills, and the non-metallic by-product of the shredding operations, referred to as "shredder fluff", is disposed of in third-party landfills.

          Shearing or Cutting. Pieces of oversized ferrous scrap, such as obsolete steel girders and used drill pipes which are too large for other processing, are cut with hand torches, crane-mounted alligator shears or stationary guillotine shears. After being reduced to a more manageable size, the scrap is then sold to those customers who can accommodate larger materials, such as mini-mills.

          Baling. The Company processes light-gauge ferrous metals such as clips and sheet iron, and by-products from industrial manufacturing processes, such as stampings, clippings and excess trimmings, by baling these materials into large, uniform blocks. The Company uses cranes, front-end loaders and conveyors to feed the metal into hydraulic presses which compress the materials into uniform blocks at high pressure.

          Briquetting. The Company processes borings and turnings made of steel and iron into briquettes using both hot and cold briquetting methods, and subsequently sells these briquettes to steel mills or foundries. The Company possesses the technology to control the metallurgical content of briquettes to meet customer specifications. The majority of the Company's cold briquetting capacity is located at the Isaac Group's facility in Defiance, Ohio.

          Breaking of Furnace Iron. The Company processes furnace iron which includes blast furnace iron, steel pit scrap, steel skulls and beach iron. Large pieces of iron are broken down by the impact of eight- to ten-ton forged steel balls dropped from cranes. The fragments are then sorted and screened according to size and iron content.

     Ferrous Scrap Sales. The Company sells processed ferrous scrap to end-users such as mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for other large users. Most of the Company's customers purchase processed ferrous scrap according to a monthly plan which establishes the quantity purchased for the month. The Company sells its products to end-users and brokers through its sales force. The price charged by the Company for ferrous scrap depends upon market demand, as well as quality and grade of the scrap. The Company believes offering a broad product line to its customers may enhance profitability. The Company believes that its consolidation strategy will allow it to be a premier supplier of scrap, since it will be able to fill larger quantity orders due to increased ability to secure large amounts of raw materials.

  Non-Ferrous Operations

     Non-Ferrous Scrap Purchasing. The Company purchases non-ferrous scrap from three primary sources: (i) manufacturers and other non-ferrous scrap sources who generate or sell aluminum, copper, stainless steel, brass, high-temperature alloys and other metals; (ii) telecommunications, aerospace, defense, and recycling companies that generate obsolete scrap consisting primarily of copper wire, exotic metal alloys and used aluminum beverage cans; and (iii) peddlers who deliver directly to the Company's facilities material which they collect from a variety of sources. The Company collects non-ferrous scrap from sources other than those that deliver directly to the Company's processing facilities by placing retrieval bins near these sources. Periodically, the bins are transported to the Company's processing facilities.

     The Company also generates non-ferrous scrap as a by-product of its ferrous scrap processing operations. Non-ferrous scrap is recovered from the Company's ferrous operations through two primary activities: (i) non-ferrous materials, generally a mixture of aluminum, zinc, die-cast metal, stainless steel and copper, are recovered as a by-product of the shredding process; and (ii) non-ferrous materials are identified visually and by using magnets.

     A number of factors can influence the continued availability of non-ferrous scrap such as the level of manufacturing activity and the quality of the Company's supplier relationships. Consistent with industry practice, the Company has certain long-standing supply relationships (generally not the subject of written agreements) that management believes will improve as a result of implementing its consolidation strategy.

     Non-Ferrous Scrap Processing. The Company prepares non-ferrous scrap metals, principally copper, aluminum and stainless steel, for resale by sorting, shearing, cutting, chopping or baling.

          Sorting. The Company's sorting operations separate non-ferrous scrap by using conveyor systems and front-end loaders. In addition, many non-ferrous metals are sorted and identified by using grinders, hand torches, eddy current separation systems and spectrometers. The Company's ability to identify metallurgical composition is critical to realizing high margins and profitability. Due to the high value of many non-ferrous metals, the Company can afford to utilize more labor-intensive sorting techniques than are employed in its ferrous operations. The Company sorts non-ferrous scrap for further processing according to type, grade, size and chemical composition. Throughout the sorting process, the Company determines whether the material requires further processing before being sold.

          Copper. Copper scrap may be processed in several ways. The Company processes copper scrap predominately by using wire choppers which grind the wire into small pellets. During chopping operations, the plastic casing of the wire is separated from the copper using a variety of techniques. In addition to wire chopping, the Company processes scrap copper by baling and other repacking methods to meet customer specifications.

          Aluminum. The Company processes aluminum based on the size of the pieces and customer specifications. Large pieces of aluminum are cut using crane-mounted alligator shears and stationary guillotine shears and are baled along with small aluminum stampings to produce large bales of aluminum. Smaller pieces of aluminum are repackaged to meet customer specifications.

          Other Non-Ferrous Materials. The Company processes other non-ferrous metals using similar cutting, baling and repacking techniques as it uses to process aluminum. Among other significant non-ferrous metals the Company processes are stainless steel, titanium, brass and high-temperature alloys.

     Non-Ferrous Scrap Sales. The Company sells processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. The Company sells its products to end-users and brokers through its sales force. Prices for the majority of non-ferrous scrap metals change based upon the daily publication of spot and futures prices on the COMEX or London Metals Exchange.

SEASONALITY

     The Company believes that its operations can be adversely affected by protracted periods of inclement weather, which could reduce the volume of material processed at its facilities. In addition, periodic maintenance shutdowns by the Company's larger customers may have a temporary adverse impact on the Company's operations.

CENTRALIZED FUNCTIONS

     Although the Company's operations are regionally organized and managed, certain overlapping functions are centrally administered out of the Company's headquarters in Chicago, Illinois. These functions include acquisitions, financial reporting, investor relations, insurance, treasury, and certain legal and financial services. The Company believes that by centralizing these functions it is able to complement the operational strengths and expertise of its regional operations and thereby improve operating efficiency and control administrative expenses.

OFFICE OF THE PRESIDENT

     The Company has established an Office of the President as a forum for the Company's regional management to share "best practices" with one another, as well as discuss operational issues, market conditions, equipment needs, and marketing and cross-selling opportunities. Formal meetings of the Office of the President are held on a monthly basis and typically include participation from the management of each of the Company's regional operations, as well as the Company's Chairman and Chief Development Officer, Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer.

EMPLOYEES

     As of March 31, 1998, the Company had 1,360 employees, 520 of which were represented by unions. The Company considers relations with its employees to be satisfactory.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to environmental regulation by federal, state and local authorities. For information about these regulations and other environmental matters, see "Risk Factors -- Comprehensive Regulatory Requirements" and "Investment Considerations -- Potential Environmental Liability" in Part II, Item 7 of this report.

RESEARCH AND DEVELOPMENT

     The Company's expenditures on research and development have not been material for any of the years ended March 31, 1998 and 1997, the five months ended March 31, 1996 or the year ended October 31, 1995, and the Company is not currently involved in any significant research and development projects.

SIGNIFICANT CUSTOMERS

     The Company's ten largest customers represented 40.6% of consolidated net sales for the year ended March 31, 1998. For the year ended March 31, 1998, no single customer represented more than 10% of the Company's consolidated net sales. The loss of any one of the Company's significant customers could have a material and adverse effect on the Company's results of operations and financial condition.

COMPETITION

     The markets for scrap metals are regionally competitive, both in the purchase of raw scrap and the sale of processed scrap. With regard to the purchase of raw scrap, the Company competes with numerous independent recyclers, as well as smaller scrap yards. Competition is based primarily on the price offered by the purchaser for the raw scrap and the proximity of the processing facility to the source of the raw scrap. With regard to the sale of processed scrap, the Company competes with other regional and local scrap metals recyclers. Competition for sales of processed scrap is based primarily on the price and quality of the scrap metals, as well as the level of service provided in terms of reliability and timing of delivery. The Company believes that its ability to handle substantial volumes, broad product line, geographic diversity and ability to provide value-added services will provide it with a competitive advantage.

     The Company faces potential competition for sales of processed scrap from producers of steel products, such as integrated steel mills and mini-mills, which may vertically integrate their current operations by entering the scrap metals recycling business. Many of these producers have substantially greater financial, marketing, and other resources than the Company. Scrap metals processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap, which could result in lower prices for such products. See "Investment
Considerations -- Use of Scrap Alternatives".

     In addition, in pursuing its acquisition strategy, the Company faces significant competition from other consolidators in the scrap metals recycling industry. The Company believes that during fiscal 1998 Philip Services Corporation, Recycling Industries, Inc., Commercial Metals Corporation, Omnisource Corporation, David J. Joseph Company and Schnitzer Steel Industries Inc. are each pursuing, to varying degrees, consolidation of the recycling industry. Some of these competitors may have greater resources than the Company.

BACKLOG

     The processing time for scrap metals is generally sufficiently short so as to permit the Company to fill orders for most of its products in a short time period. Accordingly, the Company does not consider backlog to be material to its business.

PATENTS AND TRADEMARKS

     Although the Company and its subsidiaries own certain patents and trademarks, the Company does not believe that its business is dependent on its intellectual property rights.

ITEM 2. PROPERTIES.

     The Company's facilities generally are comprised of: (i) administrative offices; (ii) warehouses for the storage of repair parts and certain types of raw and processed scrap; (iii) covered and open storage areas for raw and processed scrap; (iv) a machine or repair shop for the maintenance and repair of the facility's vehicles and equipment; (v) scales for weighing scrap; and (vi) loading and unloading facilities. Facilities generally have specialized equipment for processing all grades of raw scrap which may include a heavy duty automotive shredder to process both ferrous and non-ferrous scrap, crane-mounted alligator or stationary guillotine shears to process large pieces of heavy scrap, wire stripping and chopping equipment, baling equipment and torch cutting facilities.

     The following table sets forth information regarding the principal properties of the Company as of June 15, 1998:

LOCATION                                                          OPERATION               SQUARE FEET   LEASED/OWNED
--------                                                          ---------               -----------   ------------
Aerospace
  500 Flatbush Ave., Hartford, CT....................  Office/Processing                   1,481,040       Leased
Bluestone
  2045 Lincoln Blvd., Elizabeth, PA..................  Office/Processing/Maintenance         413,820       Owned
  200 Stewart Ave., Sharon, PA.......................  Office/Processing                   1,742,400       Leased
Corporate Headquarters
  500 N. Dearborn St., Chicago, IL ..................  Corporate Offices                      11,200       Leased
Cozzi Iron & Metal
  2232 S. Blue Island Ave., Chicago, IL..............  Office                                 10,095       Owned
  2305/2500 S. Paulina St., Chicago,IL...............  Office/Warehouse/Shear                560,295       Owned
  2425/2451 S. Wood St., Chicago, IL.................  Office/Maintenance/Baler              281,882       Owned
  350 N. Artesian Ave., Chicago, IL..................  Office/Maintenance/Shredder           348,480       Owned
  6660 S. Nashville Ave., Bedford Park, IL...........  Office/Warehouse/Baler                304,223       Owned
  3601 Canal St., East Chicago, IN...................  Maintenance/Balers(2)/Shear           588,784       Owned
  77 E. Railroad Street, Mononghahela, PA............  Office/Warehouse/Baler/Shear          174,240       Owned
  1509 W. Cortland St., Chicago, IL..................  Warehouse                             162,540       Owned
  1831 N. Elston Ave., Chicago, IL...................  Warehouse                              35,695       Owned
  26th and Paulina Streets, Chicago, IL..............  Office/Maintenance/Baler/Crusher      323,848       Owned
  9331 S. Ewing Ave., Chicago, IL....................  Office/Maintenance/Shredder           293,087       Owned
  3200 E. 96th St., Chicago, IL......................  Office/Maintenance/Eddy Current       364,969       Owned
                                                       Separation System
  3151 S. California Ave., Chicago, IL...............  Office/Maintenance/Shredder           513,500       Leased
  1000 N. Washington, Kankakee, IL...................  Office/Maintenance/Warehouse          217,800       Owned
  564 N. Entrance Ave., Kankakee, IL.................  Office/Warehouse                      206,910       Owned
  1201 W. 138th St., Riverdale, IL...................  Office/Warehousing/Dismantling          9,000       Leased
  3640 S. 35th Ave., Phoenix, AZ.....................  Shear/Shredder                      1,121,670       Leased
  526 Weakly St., Memphis, TN........................  Warehouse/Baler/Shear/Shredder      1,038,470       Leased
HouTex
  15-21 Japhet, Houston, TX..........................  Office/Warehouse/Barge              1,960,200       Leased
                                                       Terminal/Processing
Houston Compressed
  100 Yale, Houston, TX..............................  Office/Warehouse/Processing           174,240       Leased

LOCATION                                                          OPERATION               SQUARE FEET   LEASED/OWNED
--------                                                          ---------               -----------   ------------
Isaac Group
  Rte. 281 East, Defiance, OH........................  Office/Maintenance/Briquetting      3,267,000       Owned
  1645 Indian Wood Circle, Maumee, OH................  Office                                 24,000       Leased
  715 E. Perry St., Bryan, OH........................  Warehouse/Briquetting                 187,308       Owned
  15360 State Rte. 613 East, Paulding, OH............  Office/Warehouse                      130,680       Leased
  18899 Snow Rd., Brook Park, OH.....................  Office/Maintenance/Briquetting      1,437,480       Owned
MacLeod Companies
  833 W. 182nd St., Gardena, CA......................  Office/Warehouse/Processing             4,700       Leased
  1022 W. Lomita Blvd., Harbor City, CA..............  Warehouse                              19,223       Leased
  1675 E. Maurentania Blvd., Wilmington, CA..........  Warehouse                              20,000       Leased
  8973 Kendall Ave., Southgate, CA...................  Office/Processing                      10,800       Leased
  9309 Rayo Ave., Southgate, CA......................  Warehouse/Processing                  304,920       Owned
Metal Management Arizona
  3700 W. Lower Buckeye Rd., Phoenix, AZ.............  Office/Shredder/Baler               1,089,000       Owned
  6962 NW Grand Ave., Glendale, AZ...................  Feeder Yard                            10,890       Leased
  4457 Gila Ridge Rd., Yuma, AZ......................  Feeder Yard                           217,800       Leased
  Bell Rd. and 31st St., Maricopa County, AZ.........  Feeder Yard                            10,890       Leased
  12 W. Southern, Mesa, AZ...........................  Feeder Yard                            10,890       Leased
  3501 NW Grand Ave., Phoenix, AZ....................  Feeder Yard                            10,890       Leased
  1800 N. Stone, Tucson, AZ..........................  Office/Warehouse                      152,460       Owned
  1804 S. Euclid, Tuscon, AZ.........................  Feeder Yard                            10,890       Owned
  1900 Rio Solado Parkway, Tempe, AZ.................  Feeder Yard                           108,900       Owned
  5851 E. 22nd St., Tucson, AZ.......................  Feeder Yard                            10,890       Owned
  201-205 E. Main St., Casa Grande, AZ...............  Feeder Yard                            21,780       Leased
  1327 N. Hwy 89, Prescott, AZ.......................  Feeder Yard                             1,070       Leased
  4117 N. 23rd Ave., Phoenix, AZ.....................  Feeder Yard                            65,340       Leased
  2651 S. 19th Ave., Phoenix, AZ.....................  Feeder Yard                            10,890       Leased
  9601 N. 19th Ave., Phoenix, AZ.....................  Feeder Yard                            10,890       Leased
  513 E. Chicago Circle, Chandler, AZ................  Feeder Yard                            10,890       Leased
Metal Management Gulf Coast
  12440 Seaway Road, Gulport, MS.....................  Office/Processing                     435,600       Leased
  Seaway Road at Goldin Lane, Gulfport, MS...........  Barge Terminal                        435,600       Owned
  1360 Conception St., Mobile, AL....................  Office/Processing                     522,720       Leased
  Industrial Canal Road, Mobile, AL..................  Barge Terminal                        215,622       Leased
  400 Peters Road, Harvey, LA........................  Barge Terminal                        696,960       Leased
Proler Southwest
  90 Hirsch Rd., Houston, TX.........................  Office/Warehouse/Processing           378,972       Owned
  120/121 Apache Dr., Jackson, MS....................  Office/Processing                     522,720       Owned
Reserve Iron & Metal
  4431 W. 130th St., Cleveland, OH...................  Iron Breaking/Aluminum              2,178,000       Leased
  12701 S. Doty Ave., Chicago, IL....................  Shear/Iron Breaking                   784,080       Leased
  1007 Lake Rhea Rd., Attalla, Alabama...............  Iron Breaking                          19,950       Leased
Superior Forge
  5322 Oceanus Drive, Huntington Beach, CA...........  Office/Processing                      21,780       Leased
  5271 Argosy Drive, Huntington Beach, CA............  Maintenance/Processing                 47,916       Leased

     The Company believes that its facilities are suitable for their present and intended purposes and have adequate capacity for the Company's current levels of operation.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to the Company's business. There are presently no legal proceedings pending against the Company which, in the opinion of management, are likely to have a material adverse effect on the Company's business, financial position or results of operations. These legal proceedings include the following proceedings related to environmental matters:

     (a) The Company's Reserve Iron & Metal, Cozzi Iron & Metal and Kankakee Scrap subsidiaries have received notices from the United States Environmental Protection Agency (the "EPA") that each such company and numerous other parties are considered potentially responsible parties ("PRPs") and may be obligated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund" or "CERCLA") to pay a portion of the cost of remedial investigation, feasibility studies and, ultimately, remediation to correct alleged releases of hazardous substances at the Standard Scrap Metal/ Chicago International Exporting Removal Action Site. Superfund may impose joint and several liability for the costs of remedial investigations and actions on the entities that arranged for disposal of certain wastes, the waste transporters that selected the disposal sites, and the owners and operators of such sites. Responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal, or ownership of the disposal site. Based upon their analysis of the situation, the management of Reserve Iron & Metal, Cozzi Iron & Metal and Kankakee Scrap currently do not expect their aggregate potential liability to be in excess of $175,000. There can be no assurance, however, that their aggregate potential liability may not be greater than $175,000.

     (b) Cozzi Iron & Metal has received a notice from the EPA that Cozzi Iron & Metal is a PRP under Superfund in regard to the site referred to as H&H Recycling in Gary, Indiana. Cozzi Iron & Metal believes that a settlement may be reached with respect to the H&H Recycling site which would result in a cost of approximately $600,000. There can be no assurance that such potential liability will not be material.

     (c) Bluestone has received notice from the EPA that it is a PRP under Superfund in regard to the site referred to as the Jacks Creek/Sitkin Smelting Facility Superfund Site in Mifflin County, Pennsylvania. Bluestone joined a PRP group which has submitted a good faith offer to the EPA to enter into a consent decree. Based on its analysis of the situation, Bluestone expects that its share of the cleanup costs at this site will not exceed $250,000. Although Bluestone has reserved funds to address such cleanup costs and has obtained an indemnity from the previous owners of the company for costs which exceed this reserve, there can be no assurance that Bluestone may not be required to make additional expenditures in connection with this site.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the shareholders of Metal Management during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

     The Company's Common Stock has traded on the NASDAQ National Market System under the symbol MTLM since April 1996. Previously, the Common Stock traded under the symbol GPAR. The following table sets forth the high and low bid information for the Common Stock for the periods indicated, as reported by the NASDAQ National Market System. They reflect inter-dealer prices, without retail mark-up, mark-down or commission.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL 1998 (YEAR ENDED 3/31/98)
Fourth Quarter..............................................  $17.38   $11.13
Third Quarter...............................................   29.38    14.50
Second Quarter..............................................   29.50    13.88
First Quarter...............................................   15.00     8.13
FISCAL 1997 (YEAR ENDED 3/31/97)
Fourth Quarter..............................................  $10.38   $ 3.63
Third Quarter...............................................    4.00     3.25
Second Quarter..............................................    4.38     3.13
First Quarter...............................................    5.44     4.25

     The number of registered stockholders of record of the Company's Common Stock, based on the transfer records of the Company at March 31, 1998, was 333. On March 31, 1998, the closing price per share of the Company's Common Stock as reported on the NASDAQ National Market System was $14.375.

     On August 31, 1995, the Company announced that its Board of Directors elected to discontinue the payment of cash dividends. The Company presently has no intention of paying dividends in the foreseeable future and intends to utilize its cash and investments for its business operations.

UNREGISTERED SALES OF SECURITIES

     The following discusses all unregistered sales of the Company's Common Stock during the last fiscal year.

     On April 1, 1997, the Company issued warrants to purchase 60,000 shares of Common Stock at $4.00 per share to a Clend Investment, Inc. The warrants were issued as contingent purchase consideration for the HouTex acquisition and were valued at $216,000 for financial reporting purposes.

     On April 15, 1997, the Company issued 182,482 shares of Common Stock to Clend Investment, Inc. in exchange for a note payable in the aggregate principal amount of $1,000,000.

     From April 28, 1997 through June 4, 1997, the Company sold an aggregate of 2,025,000 shares of Common Stock for an aggregate price of $14,681,000 to certain individuals, including 260,000 shares of Common Stock to certain officers and directors of the Company, the proceeds of which were used to fund certain acquisitions and for general corporate purposes.

     On May 1, 1997, the Company issued warrants to purchase 60,000 shares of Common Stock at $4.00 per share to Clend Investment, Inc. The warrants were issued as contingent purchase consideration for the HouTex acquisition and were valued at $220,800 for financial reporting purposes.

     On May 1, 1997, the Company issued warrants to purchase an aggregate of 700,000 shares of Common Stock at $3.50 per share and warrants to purchase an aggregate of 700,000 shares of Common Stock at $4.00 per share, each subject to adjustment, to the former limited partners of Reserve Iron & Metal as partial consideration for the Company's acquisition of their partnership interests. The warrants were valued at $8,118,000 for financial reporting purposes.

     On May 1, 1997, the Company issued warrants to purchase an aggregate of 175,000 shares of Common Stock at $9.90 per share to certain employees in consideration for services rendered or to be rendered.

     On May 29, 1997, the Company issued 160,000 shares of Common Stock to Ian MacLeod in exchange for a note payable in the aggregate principal amount of $1,000,000.

     On June 23, 1997, the Company issued an aggregate of 1,942,857 shares of Common Stock and warrants to purchase an aggregate 462,500 shares of Common Stock at exercise prices ranging from $10.80 to $11.70 per share to the former shareholders of the Isaac Group in partial consideration for the Company's acquisition of the Isaac Group's stock. The Common Stock and warrants were valued at $25,911,000 for financial reporting purposes. The Company issued warrants to purchase 287,500 shares of Common Stock at $11.70 per share to a former shareholder of the Isaac Group in consideration for entering into a non-compete agreement with the Company. The warrants were valued at $1,833,963 for financial reporting purposes. The Company also issued warrants to purchase 76,923 shares of Common Stock at $13.00 per share to a former shareholder of the Isaac Group in consideration for services rendered or to be rendered.

     On August 28, 1997, the Company issued an aggregate of 1,750,000 shares of Common Stock and warrants to purchase an aggregate 375,000 shares of Common Stock at $6.00 per share to the former shareholders of Proler Southwest as partial consideration for the Company's acquisition of Proler Southwest's stock. The Common Stock and warrants were valued at $12,704,000 for financial reporting purposes.

     On December 1, 1997, the Company issued an aggregate of 11,499,986 shares of Common Stock, warrants to purchase 750,001 shares of Common Stock at $5.91 per share and warrants to purchase 750,001 shares of Common Stock at $15.84 per share to the former shareholders of Cozzi Iron & Metal as partial consideration for the Company's acquisition of the stock of Cozzi Iron & Metal. The Common Stock and warrants were valued at $73,369,000 for financial reporting purposes.

     On December 1, 1997, the Company issued warrants to purchase an aggregate of 1,855,000 shares of Common Stock at exercise prices ranging from $4.00 to $12.00 per share to certain employees and directors of the Company for services rendered. In accordance with an APB No. 25, the Company recognized expense of $20,750,000.

     On December 1, 1997, the Company issued warrants to purchase an aggregate of 120,000 shares of Common Stock at exercise prices ranging from $7.25 to $26.00 per share to certain consultants for services performed on behalf of the Company. The warrants were valued at $1,479,000 for financial reporting purposes.

     On December 18, 1997, the Company issued an aggregate of 155,000 shares of Common Stock to the former shareholders of Kankakee Scrap as partial consideration for the Company's acquisition of Kankakee Scrap's stock. The Common Stock was valued at $2,437,000 for financial reporting purposes.

     On December 19, 1997, the Company sold 1,470,558 shares of Common Stock, warrants to purchase 200,000 shares of Common Stock at $23.00 per share and warrants to purchase 400,000 shares of Common Stock at $20.00 per share for an aggregate price of approximately $25,000,000 to Samstock, L.L.C. The proceeds were used to fund certain acquisitions and for general corporate purposes.

     On January 7, 1998, the Company issued an aggregate of 253,176 shares of Common Stock to the former shareholders of Houston Compressed as consideration for the Company's acquisition of Houston Compressed's stock. The Common Stock was valued at $4,010,000 for financial reporting purposes.

     On January 14, 1998, the Company issued an aggregate of 182,087 shares of Common Stock to certain former limited partners of Reserve Iron & Metal as the result of the conversion of a note payable and accrued interest in the aggregate amount of $1,639,000.

     On January 20, 1998, the Company issued an aggregate of 402,983 shares of Common Stock to the former shareholders of Aerospace as partial consideration for the Company's acquisition of certain assets of Aerospace. The Common Stock was valued at $5,318,000 for financial reporting purposes. The Company also issued warrants to purchase an aggregate of 5,000 shares of Common Stock at $15.75 per share to a former shareholder of Aerospace in consideration for services rendered under an employment agreement.

     On January 30, 1998, the Company issued 100,000 shares of Common Stock to the members of Newell Phoenix, L.L.C. ("Newell Phoenix") as consideration for the Company's acquisition of the 50% membership interest in Salt River held by Newell Phoenix. The Common Stock was valued at $1,224,000 for financial reporting purposes.

     On February 26, 1998, the Company issued an aggregate of 10,000 shares of Common Stock to the shareholders of Accurate Iron & Metal as partial consideration for the Company's acquisition of certain assets of Accurate Iron & Metal. The Common Stock was valued at $111,000 for financial reporting purposes. The Company also issued warrants to purchase 20,000 shares of Common Stock at $13.00 per share to a former shareholder of Accurate Iron & Metal in consideration for services rendered to be rendered.

     On March 17, 1998, the Company issued an aggregate of 866,667 shares of Common to the former shareholders of Superior Forge as partial consideration for the Company's acquisition of Superior Forge's stock. The Common Stock was valued at $10,279,000 for financial reporting purposes.

     On March 18, 1998, the Company issued warrants to purchase 20,000 shares of Common Stock at $15.00 per share to an employee of the Company for services rendered.

     None of these sales was underwritten, and all of the shares issued were taken for investment purposes by the entity or individual to whom they were issued. The Company believes all of the securities issued were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. As to approximately 33% of the shares issued in the above transactions, such shares have been subsequently registered for resale, or the Rule 144 holding period restricting the sale of such shares has lapsed.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
(in thousands, except per share and employee data)

     The following table sets forth selected consolidated financial data of the Company for the periods indicated. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included in Part IV, Item 14 of this report. The financial data included in the table below reflect the results of the Company's prior operations of designing, manufacturing and marketing electronic presentation products and color printers and related consumable products as discontinued operations. The Company sold the assets relating to these operations in July and December 1996. For information about principal acquisitions and divestitures, see notes 2 and 3 to the consolidated financial statements included in Part IV,
Item 14 of this report. The historical results are not necessarily indicative of results to be expected for any future period.

                                                                    FOR THE
                                        FOR THE YEARS ENDED       FIVE MONTHS   FOR THE YEARS ENDED
                                            OCTOBER 31,              ENDED           MARCH 31,
                                    ---------------------------    MARCH 31,    -------------------
                                     1993      1994      1995        1996         1997       1998
                                    -------   -------   -------   -----------   --------   --------
INCOME STATEMENT DATA
Net sales.........................  $     0   $     0   $     0     $     0     $ 65,196   $479,707
Gross profit......................        0         0         0           0        6,872     47,760
General and administrative
  expenses........................        0         0         0         210        6,174     24,396
Depreciation and amortization.....        0         0         0           0        2,282     10,019
Non-recurring expenses............        0         0         0           0            0     33,710
Interest expense..................        0         0         0           0        1,449      9,018
Interest and other income, net....      310       229       312         142          181        363
Net income (loss) from continuing
  operations applicable to Common
  Stock...........................      310       228       261         (16)      (2,010)   (35,713)
Income (loss) from discontinued
  operations......................     (202)     (440)   (2,698)         22          847        200
Net income (loss) applicable to
  Common Stock....................  $   108   $  (212)  $(2,437)    $     6     $ (1,163)  $(35,513)
Basic income (loss) per share
  applicable to Common Stock:
Continuing operations.............  $   .06   $   .04   $   .05     $   .00     $   (.22)  $  (1.81)
Discontinued operations...........     (.04)     (.08)     (.53)        .00          .09        .01
                                    -------   -------   -------     -------     --------   --------
  Net income (loss)...............  $   .02   $  (.04)  $  (.48)    $   .00     $   (.13)  $  (1.80)
                                    =======   =======   =======     =======     ========   ========
Weighted average shares
  outstanding.....................    5,051     5,087     5,125       5,299        9,106     19,727
Diluted income (loss) per share
  applicable to Common Stock:
Continuing operations.............  $   .06   $   .04   $   .05     $   .00     $   (.22)  $  (1.81)
Discontinued operations...........     (.04)     (.08)     (.53)        .00          .09        .01
                                    -------   -------   -------     -------     --------   --------
  Net income (loss)...............  $   .02   $  (.04)  $  (.48)    $   .00     $   (.13)  $  (1.80)
                                    =======   =======   =======     =======     ========   ========
Weighted average diluted shares
  outstanding.....................    5,095     5,091     5,125       5,299        9,106     19,727
BALANCE SHEET DATA
  (AT END OF PERIOD)
Working capital (deficit).........  $ 7,983   $ 8,130   $ 9,141     $ 9,086     $(13,555)  $ 88,438
Total assets......................   15,304    13,486    10,130      10,313       70,125    480,811
Long-term debt, including
  current.........................        0         0         0           0       36,441    141,135
Convertible preferred stock.......        0         0         0           0            0     33,008
Stockholders' equity..............   13,759    12,395     9,314       9,608       23,148    248,882
Cash dividends declared per share
  of Common Stock.................  $  0.24   $  0.24   $  0.18     $  0.00     $   0.00   $   0.00
Number of employees...............       71        62        41          37          376      1,360

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-K which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company. See also "Investment Considerations" below.

     The purpose of the following discussion is to facilitate the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company, including changes arising from recent acquisitions by the Company, the timing and nature of which have significantly affected the Company's results of operations. The following discussion and analysis does not include a comparison of the financial condition and results of operation for the year ended March 31, 1997 to any prior periods. The Company's prior operations of designing, manufacturing and marketing electronic presentation products and color printers and related consumable products were sold in July and December 1996 and since April 1996, the Company consummated 18 acquisitions and now operates 54 recycling facilities in 12 states. In the opinion of management, any comparison of the results of operations for the year ended March 31, 1997 to prior periods would not provide information relevant to an assessment of the financial condition or results of operations of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part IV,
Item 14 of this report.

GENERAL

     Metal Management is one of the largest and fastest-growing full-service metals recyclers in the United States, with 54 recycling facilities in 12 states. Metal Management is primarily engaged in the collection and processing of ferrous and non-ferrous metals for resale to metals brokers, steel producers, and producers and processors of other metals. The Company collects industrial and obsolete scrap, processes it into reusable forms and supplies the recycled metals to its approximately 800 customers, including mini-mills, integrated steel mills, foundries and metals brokers. Since April 1996 the Company has experienced significant growth, principally through acquisitions.

     The Company's revenues consist primarily of revenues derived from the sale and brokerage of scrap metals. The Company recognizes revenues from processed product sales at the time of shipment. Revenues related to brokerage sales are generally recognized upon receipt of the material by the customer.

     Cost of sales consists primarily of the cost of metals sold, direct and indirect labor and related taxes and benefits, repairs and maintenance, and freight.

     General and administrative expenses include management salaries, clerical and administrative costs, professional services, facility rentals and related insurance and utility costs, as well as costs related to the Company's marketing and business development activities.

     Non-recurring expenses include costs recognized during December 1997 that were principally non-cash and which were incurred with respect to write-offs of certain of its investments in EMCO Recycling, severance benefits for a former officer, and the cost of certain compensatory warrants which were issued on December 1, 1997.

     Other income and expense consists principally of interest income, gains or losses on the sale of fixed assets, and income and losses from joint ventures which represent an allocation of income and losses attributable to investments made by the Company in two joint ventures. Both joint ventures are accounted for under the equity method of accounting.

RESULTS OF OPERATIONS

  Year Ended March 31, 1998 Compared to Year Ended March 31, 1997

     Consolidated net sales for the years ended March 31, 1998 and 1997 in broad product categories were as follows ($ in thousands):

                           3/31/98 (FISCAL 1998)          3/31/97 (FISCAL 1997)
                       -----------------------------   ---------------------------
      COMMODITY         WEIGHT     NET SALES     %     WEIGHT    NET SALES     %
      ---------        ---------   ---------   -----   -------   ---------   -----
Ferrous metals
  (tons).............  2,126,834   $266,372     55.5   151,782    $20,744     31.8
Non-ferrous metals
  (pounds, in
  000's).............    178,102     97,665     20.4    64,898     43,531     66.8
Brokerage (tons).....    956,054    113,585     23.7        --         --       --
Other................         --      2,085      0.4        --        921      1.4
                                   --------    -----              -------    -----
                                   $479,707    100.0              $65,196    100.0
                                   ========    =====              =======    =====

     Consolidated net sales for the year ended March 31, 1998 were $479.7 million compared with consolidated net sales of $65.2 million for the year ended March 31, 1997. The significant increase in consolidated net sales is principally due to the inclusion of the net sales of the companies acquired by Metal Management during the year ended March 31, 1998.

     Ferrous sales represented 55.5% of consolidated net sales for the year ended March 31, 1998, as compared to 31.8% of consolidated net sales for the year ended March 31, 1997. The significant increase in ferrous sales, both in tons sold and as a percentage of total net sales, is due primarily to the inclusion of ferrous sales of HouTex, Reserve Iron & Metal, the Isaac Group, Proler Southwest and Cozzi Iron & Metal, each of which is primarily engaged in the sale of ferrous metals.

     Non-ferrous sales represented 20.4% of consolidated net sales for the year ended March 31, 1998 as compared to 66.8% of consolidated net sales in the comparable prior period. The decrease in percentage of non-ferrous sales is due to substantial amounts of ferrous sales resulting from the acquisitions of HouTex, Reserve Iron & Metal, the Isaac Group, Proler Southwest and Cozzi Iron & Metal, which primarily sell ferrous metals. The increase in pounds of non-ferrous metals sold is due to the inclusion of non-ferrous sales of MacLeod and Aerospace, which are primarily engaged in the sale of non-ferrous metals.

     A portion of Reserve Iron & Metal, the Isaac Group and Cozzi Iron & Metal's businesses involve the brokering of scrap iron and other metals for sale to foundries, mills and other brokers. Brokered metals are shipped directly to the customer from the supplier, thereby, eliminating processing costs and inventory holding costs. Brokerage revenues are principally derived from ferrous metals. For the year ended March 31, 1998, the Company realized a 5.2% gross profit margin on brokered sales. Gross profits on brokered sales will vary depending on the type of metals and markets in which metals are brokered.

     Consolidated gross profit was $47.8 million (10.0% of consolidated net sales) for the year ended March 31, 1998 compared with consolidated gross profit of $6.9 million (10.5% of consolidated net sales) for the year ended March 31, 1997. The price of scrap metal is affected by regional and seasonal variations. Furthermore, prices for scrap metal are also impacted by broad and global cyclical movements and as such equilibrates supply and demand.

     Consolidated general and administrative expenses were $24.4 million (5.1% of consolidated net sales) for the year ended March 31, 1998 compared with $6.2 million (9.5% of consolidated net sales) for the year ended March 31, 1997. The increase in general and administrative expenses primarily reflects the inclusion of a full year of administrative expenses for those operations acquired during the year ended March 31, 1997 and the inclusion of a partial year of administrative expenses for the operations acquired by the Company during the year ended March 31, 1998. Corporate overhead has also increased due to additions in corporate staff and corporate expenses (i.e. legal, audit, travel, etc.) to support the acquisition strategy the Company is pursuing. The reduction in general and administrative expenses as a percent of consolidated net sales reflects the large scale of operations at Reserve Iron & Metal, the Isaac Group and Cozzi Iron & Metal that provides for more efficient allocation of administrative expenses.

     Depreciation and amortization expense was $10.0 million (2.1% of consolidated net sales) for the year ended March 31, 1998, compared with $2.3 million (3.5% of consolidated net sales) for the year ended March 31, 1997. The increase is attributed to the inclusion of goodwill amortization and depreciation of fixed assets of those operations acquired by the Company since the year ended March 31, 1997.

     During the year ended March 31, 1998, the Company recorded the following non-recurring pre-tax charges, totaling $33.7 million (7.0% of consolidated net sales) ($ in thousands):

Non-cash warrant compensation expense.......................  $19,050
Severance and other termination benefits....................    2,814
EMCO Recycling Shut-down....................................   11,846
                                                              -------
                                                              $33,710
                                                              =======

     See Note 4 to the Consolidated Financial Statements included in Part IV,
Item 14 of this report.

     Interest expense was $9.0 million (1.9% of consolidated net sales) for the year ended March 31, 1998, versus $1.4 million (2.2% of consolidated net sales) for the year ended March 31, 1997. This increase is due to the issuance of notes to sellers and the incurrence and/or assumption of debt associated with the Completed Acquisitions.

     Net loss from continuing operations, after preferred stock dividends and accretion, was $35.7 million ($1.81 per share) for the year ended March 31, 1998 compared to a net loss of $2.0 million ($.22 per share) for the year ended March 31, 1997. The increase in the net loss is primarily attributable to the non-recurring charges recorded by the Company in the third quarter of the year ended March 31, 1998. Net loss from continuing operations excluding the non-recurring charges and the one-time non-cash dividend charge was $0.2 million ($.01 per share) for the year ended March 31, 1998 compared to $2.0 million ($.22 per share) for the year ended March 31, 1997.

     Income from discontinued operations was $0.2 million ($.01 per share) for the year ended March 31, 1998 compared to $0.8 million ($.09 per share) for the comparable prior period. Income during the current fiscal year mainly reflects the royalty income recognized by the Company from the sale of its discontinued operations, net of certain expenses paid. Prior year results reflect three months of operations of the discontinued operations as well as the gain on sale of the discontinued operations.

     Income tax benefit for the year ended March 31, 1998 was $0.4 million (0.1% of consolidated net sales), which yields an effective tax rate of 1.4%. The effective tax rate differs from the statutory rate primarily due to the permanent differences represented by non-deductible goodwill amortization and certain non-deductible, non-recurring expenses.

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

  Cash Flows from Continuing Operations

     The Company generated $0.6 million of cash flows from continuing operations during the year ended March 31, 1998 compared with cash outflows of $1.7 million during the year ended March 31, 1997. The increase mainly reflects cash flows generated from operations acquired during the year ended March 31, 1998.

  Cash Flows from Investing Activities

     The Company made capital expenditures of approximately $7.6 million during the year ended March 31, 1998, compared with capital expenditures of $3.2 million during the year ended March 31, 1997. The Company utilized cash of approximately $43.9 million to complete the acquisitions of, and transaction costs related to, the operations acquired by the Company during the year ended March 31, 1998. Management anticipates continuing to make acquisitions, make capital expenditures for new equipment, and upgrade and expand existing equipment and facilities. The Company expects that these expenditures may increase in the future due to the internal and external growth of the Company.

  Cash Flows from Financing Activities

     During the year ended March 31, 1998, the Company issued 3,495,588 shares of restricted Common Stock and warrants to purchase 600,000 shares of Common Stock in two private offerings which aggregated $39.7 million and received proceeds from the issuance of 45,000 shares of Series A Preferred Stock and Series B Preferred Stock which aggregated $42.8 million (collectively, the "Private Placements"). The proceeds from the Private Placements were used to fund purchase consideration with respect to acquisitions, repay debt and provide working capital. The Company anticipates growing through acquisitions and will require additional debt or equity to fund its potential and future acquisitions.

  Cash Flows from Discontinued Operations

     The Company's cash flows from discontinued operations for the year ended March 31, 1998 reflects royalty income recognized from the sale of the assets of the discontinued operations, net of expenses paid. Cash flows during the year ended March 31, 1997 reflect the cash generated by the discontinued operations as well as the proceeds related to the sale of the discontinued operations.

FINANCIAL CONDITION

     The Company's principal sources of cash are its existing cash and cash equivalents balances, collection of accounts receivable and proceeds from lines of credit and other borrowings. At March 31, 1998, the Company had $4.4 million in cash and cash equivalents, compared with cash and cash equivalents of $5.7 million at March 31, 1997.

  Significant Transactions

     During the year ended March 31, 1998, the Company completed certain significant debt and equity transactions. The Company raised approximately $39.7 million from the issuance of restricted Common Stock and raised approximately $42.8 million from the issuance of convertible preferred stock (see Note 9 to the Consolidated Financial Statements included in Part IV, Item 14 of this report). The Company utilized a portion of the cash to pay approximately $36.0 million of notes which were issued in connection with certain acquisitions, to pay a $6.5 million term loan and to fund $33.8 million of the cash portion of the purchase price for certain acquisitions.

  Cash Requirements for Maturing Debt Obligations

     In connection with the acquisition of the Isaac Group, the Company issued and assumed notes payable. The notes require quarterly interest payments and require principal payments of $10.8 million on February 15, 1999 and $10.8 million on February 15, 2000.

  Cash Requirements for Pending Acquisitions

     The Company expects that the cash component of purchase price for Pending Acquisitions, if all such acquisitions are completed, will be $155.1 million.

  Working Capital Availability and Requirements

     Accounts receivable balances increased from $9.6 million at March 31, 1997 to $107.8 million at March 31, 1998, primarily as a result of the inclusion of the accounts receivable of the operations acquired by the Company since March 31, 1997. Accounts payable increased from $5.2 million at March 31, 1997 to $60.2 million at March 31, 1998, primarily as a result of such acquisitions.

     Inventory levels can vary significantly among the Company's subsidiaries. Inventory on hand at March 31, 1998 and March 31, 1997, respectively, consisted of the following categories and amounts (in thousands):

                                                              1998      1997
                                                             -------   ------
Ferrous metals.............................................  $35,933   $2,707
Non-ferrous metals.........................................   20,075    4,754
Other......................................................      786      954
                                                             -------   ------
                                                             $56,794   $8,415
                                                             =======   ======

     The increase in the value of inventory is primarily due to the inclusion of the inventories of Reserve Iron & Metal, the Isaac Group, Aerospace and Cozzi Iron & Metal, all of which were acquired during the year ended March 31, 1998.

     The Company expects to make substantial investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions.

     At March 31, 1998, the Company and its wholly-owned subsidiaries had outstanding borrowings with commercial lenders under various short-term revolving lines of credit in the aggregate principal amount of $48.6 million. The facilities provided for revolving credit at interest rates that range from 8.5% to 16.5%.

     On March 31, 1998, the Company and its subsidiaries entered into a credit facility (the "Senior Credit Facility") with BT Commercial Corporation, as agent for the lenders (the "Agent"), and certain commercial lending institutions providing for a revolving credit and letter of credit facility of $200.0 million. On June 19, 1998, the Senior Credit Facility was amended to increase the facility to $250.0 million. The Senior Credit Facility matures on March 31, 2001. The Senior Credit Facility bears interest at a floating rate per annum equal to (at the Company's option): (i) 1.75% over LIBOR or (ii) 0.5% over Bankers Trust Company's prime rate as in effect from time to time. The Senior Credit Facility is available for working capital and general corporate purposes, including acquisitions. The Company and its subsidiaries are required under the Senior Credit Facility to pay the Agent and the lenders certain fees and expenses which include an unused line fee on a monthly basis. The obligations of the Company and its subsidiaries under the Senior Credit Facility are secured by a security interest in substantially all of the assets and properties of the Company and its subsidiaries. Availability of loans and letters of credit under the Senior Credit Facility is generally limited to a borrowing base constituted of 85% of eligible accounts receivable, 70% of eligible inventory and a $40 million fixed asset sublimit that amortizes on a quarterly basis.

     On April 1, 1998, the Company made borrowings of $106.8 million under the Senior Credit Facility to: (i) repay outstanding secured debt of approximately $96.5 million; (ii) buyout operating leases of approximately $9.3 million; and
(iii) pay prepayment penalties of approximately $1.0 million, leaving the Company with approximately $17.3 million available under the Senior Credit Facility as of such date. Borrowings outstanding under the Senior Credit Facility as of April 1, 1998 bore interest at 9.0%.

     On May 13, 1998, the Company sold, in a Rule 144A private offering and pursuant to Regulation S under the Securities Act of 1933, as amended, $180 million of senior subordinated notes (the "Notes"). The Notes mature on May 15, 2008 and bear interest at the rate of 10% per annum. The proceeds of the offering were used in part to repay indebtedness of the Company, with the remainder used for acquisitions and general corporate purposes.

     The weighted average interest rate on the borrowings outstanding under the Company's working capital lines of credit at March 31, 1998 was 9.6%. Average borrowings under the various working capital lines of credit during fiscal 1998 were approximately $17.1 million. During fiscal 1998, amounts outstanding under the various working capital lines of credit ranged from $7.3 million to $48.6 million.

YEAR 2000 LIABILITY

     The Company is in the process of reviewing its existing computer software systems, and in connection with that process is analyzing whether or not the Company faces a "Year 2000" problem, a problem that is expected to arise with respect to computer programs that use only two digits to identify a year in the date field, and which were designed and developed without considering the impact of the upcoming change in the century. Although the Company has not yet made a final determination as to whether the various computer systems at its operations will give rise to a "Year 2000" problem, the Company believes that any such problem, if it arises in the future, should not be material to the Company's operations.

INVESTMENT CONSIDERATIONS

     In the normal course of its business, the Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by the Company, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in the affairs of the Company or the industry in which it conducts business. The words "expect," "believe," "anticipate," "project," "estimate" and similar expressions are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. All phases of the Company's operations are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Company, and any one of which, or a combination of which, could materially affect the financial condition or results of operations of the Company, the trading price of the Company's Common Stock, and whether forward-looking statements made by the Company ultimately prove to be accurate.

     The following discussion outlines certain factors that could affect the Company's financial condition, results of operations or future prospects and cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company.

LEVERAGE; ABILITY TO SERVICE INDEBTEDNESS; CAPITAL REQUIREMENTS

     As reflected in the Company's periodic reports filed from time to time under the Securities Exchange Act of 1934, as amended, the Company is, and may continue to be, highly leveraged. The degree to which the Company is leveraged could have important consequences to the Company, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations will be required to be dedicated to debt service and will not be available to the Company for its operations; (ii) the Company's ability to obtain additional financing in the future for acquisitions, capital expenditures, working capital or general corporate purposes could be limited;
(iii) the Company will have increased vulnerability to adverse general economic and scrap metals industry conditions; and (iv) the Company may be vulnerable to higher interest rates because borrowings under certain of its credit arrangements are at variable rates of interest. The Company's ability to make scheduled payments of principal, to pay interest on or to refinance its indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company's control. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable the Company to service its indebtedness or make necessary capital expenditures.

     Implementing the Company's acquisition strategy will require substantial amounts of capital. The Company will need large amounts of cash in order to fund the cash portion of current pending and future acquisitions. There can be no assurance that sufficient funds for these acquisitions will be available on acceptable terms, if at all. Failure to raise sufficient capital when required or needed could adversely affect the implementation of the Company's acquisition strategy.

RESTRICTIONS IMPOSED BY INDEBTEDNESS

     The Company's Senior Credit Facility and the Indenture governing the Notes (the "Indenture") contain, and future financings of the Company are likely to contain, covenants that, among other things and subject to certain exceptions, restrictions on ability of the Company to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain assets, create liens and make certain investments or acquisitions, and otherwise restrict corporate activities. In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial covenants, including an interest coverage ratio and ratio of capital expenditures to consolidated revenues. The ability of the Company to comply with such provisions may be affected by general economic conditions and other events beyond the Company's control. The breach of any of these covenants could result in a default under the Senior Credit Facility. In the event of any such default, depending on the actions taken by the lenders under the Senior Credit Facility, such lenders could elect to declare all amounts borrowed under the Senior Credit Facility, together with accrued interest, to be due and payable. A default under the Senior Credit Facility may cause a cross-default under the Indenture.

POTENTIAL SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS; REGISTRATION RIGHTS

     The Company's amended certificate of incorporation authorizes the issuance of: (i) 80,000,000 shares of Common Stock, of which 33,046,004 were issued and outstanding as of March 31, 1998; (ii) 4,000,000 shares of "blank check" preferred stock ("Preferred Stock"), of which 59,000 have been designated as either Series A or Series B Preferred Stock (as defined herein) and 35,904 of which were outstanding as of March 31, 1998. The Company's board of directors has the authority to issue additional shares of common or preferred shares, or securities convertible or exercisable into such shares such as options or warrants, as the case may be for a variety of purposes including as consideration for additional acquisitions. These additional shares may be issued, or be subject to exercise, at prices below prevailing market prices of the Common Stock or at prices below the Company's book value. Common Stock sold at such a discount would result in dilution to the then-existing stockholders of the Company as well as reduce each stockholders' percentage ownership interest in the Company. Further, the Company may issue additional shares of preferred stock on terms and conditions which may discourage, impede or prevent a merger, tender offer or proxy contest even though such an event may be favorable to the interest of stockholders as a whole. Any registration statement filed by the Company relating to the Common Stock will increase the number of shares available for sale in the public market and may have an adverse impact on the market price of the Common Stock.

POTENTIAL INABILITY TO CONTROL OR MANAGE GROWTH OR TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES

     The Company intends to continue to actively pursue mergers and acquisitions in the scrap metals recycling industry. There can be no assurance that the Company will be successful in acquiring other entities or that it will be able to effectively manage these acquired entities. The Company's ability to achieve its expansion objectives and to manage its growth effectively depends on a variety of factors, including the ability to identify appropriate acquisition targets and to negotiate acceptable terms for their acquisition, the integration of new businesses into the Company's operations, the achievement of cost savings and the availability of capital. The inability to control or manage growth effectively or to successfully integrate new businesses into the Company's operations would have a material adverse effect on the Company's results of operations and financial condition. Depending on the nature and size of these transactions, if any, the Company may experience working capital and liquidity shortages. There can be no assurance that additional financing will be available on terms and conditions acceptable to the Company, if at all.

LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES

     The Company has only recently entered the scrap metals recycling industry. Accordingly, past financial performance should not be considered as a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Due to the limited experience of management in effecting a consolidation strategy on the scale being pursued by the Company, there can be no assurance that the Company will be able to successfully effect its consolidation strategy, even if the Company is able to acquire other entities on acceptable terms and conditions. In addition, none of the Company's existing subsidiaries has, and only a limited number of the Company's future acquisitions likely will have, experience operating as a subsidiary of a public holding company subject to formal accounting and reporting requirements. The Company will be required to continue to devote significant management time and capital to enhance information systems and to improve and monitor internal controls, as well as to recruit managers with appropriate skills to insure the timeliness and accuracy of financial reports. The success of the consolidation strategy depends in part on the ability of the Company's management to oversee diverse operations and to successfully integrate processing, marketing and other resources.

     In addition, the Company's Metal Management Arizona subsidiary has incurred operating losses and required capital infusions since its acquisition in April 1996. There can be no assurance that the Company will not be required to provide additional funding to Metal Management Arizona. Further, there can be no assurance that existing or future subsidiaries will not require similar infusions or that the Company will be able to provide such fundings if needed. The need to provide this funding or its inability to do so could have a material adverse effect on the Company's results of operations or financial condition.

CYCLICALITY OF THE METALS RECYCLING INDUSTRY

     The operating results of the scrap metals recycling industry in general, and the Company's operations specifically, are highly cyclical in nature as they tend to reflect and be amplified by general economic conditions. Historically, in periods of national recession or periods of minimal economic growth, the operations of scrap metals recycling companies have been materially and adversely affected. For example, during recessions or periods of minimal economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum and significant fluctuations in demand and pricing for the Company's products. Future economic downturns in the national economy would likely materially and adversely affect the Company's results of operations and financial condition. The ability of the Company to withstand significant economic downturns in the future will depend in part on the level of the Company's capital and liquidity.

POTENTIAL INABILITY TO COMPLETE PENDING ACQUISITIONS

     The Company engages in discussions with third parties regarding potential acquisitions of companies or businesses in the metals recycling industry. If the parties are able to agree generally on the nature, terms and conditions of a transaction, a letter of intent is typically prepared to reflect this understanding. In many cases, these letters of intent are structured as "binding letters of intent" to purchase the business, although each such letter of intent is still generally subject to a number of terms and conditions, including but not limited to negotiation and execution of definitive purchase agreements. In addition, each potential acquisition may be subject to additional contingencies specific to that acquisition. There can be no assurance that any such potential acquisition will result in the execution of a definitive agreement or that such acquisition will be completed on terms and conditions acceptable to the Company, if at all.

COMMODITY PRICE RISK

     Although the Company has a policy of turning over its inventory of raw or processed scrap metals as rapidly as possible, the Company is exposed to commodity price risk during the period that it has title to products that are held in inventory for processing and/or resale. Prices of commodities can be volatile due to numerous factors beyond the Company's control, including general economic conditions, labor costs, competition, availability of scrap metal substitutes, import duties, tariffs and currency exchange rates. In an increasing price environment, competitive conditions may limit the Company's ability to pass on price increases to its customers. In a decreasing price environment, the Company may not have the ability to fully recoup the cost of raw scrap it processes and sells to its customers. The lack of long-term purchase agreements with the Company's significant customers also may exacerbate this risk.

COMPREHENSIVE REGULATORY REQUIREMENTS

     The Company is subject to significant government regulation, including stringent environmental laws and regulations. Among other things, these laws and regulations impose comprehensive local, state, federal, foreign and supranational statutory and regulatory requirements concerning, among other matters, the treatment, acceptance, identification, storage, handling, transportation and disposal of industrial by-products, hazardous and solid waste materials, waste water, stormwater effluent, air emissions, soil contamination, surface and groundwater pollution, employee health and safety, operating permit standards, monitoring and spill containment requirements, zoning, and land use, among others. Various laws and regulations set prohibitions or limits on the release of contaminants into the environment. Such laws and regulations also require permits to be obtained and manifests to be completed and delivered in connection with any shipment of prescribed materials so that the movement and disposal of such material can be traced and the persons responsible for any mishandling of such material can be identified. This regulatory framework imposes significant compliance burdens, costs and risks on the Company. Violation of such laws and regulations may give rise to significant liability to the Company, including fines, damages, fees and expenses.

     Releases of certain industrial by-products and waste materials are subject to particular laws and regulations. Although the specific provisions of laws and regulations related to such releases vary among jurisdictions, such laws and regulations typically require that the relevant authorities be notified promptly, that the release be cleaned up promptly, and that remedial action be taken by the responsible party and/or owner of the site to restore the environment to levels protective of human health and the environment. Generally, the governmental authorities are empowered to act to clean up and remediate releases and environmental damage and to charge the costs of such cleanup to one or more of the owners of the property, the person responsible for the spill, the generator of the contaminant and certain other parties or to direct the responsible party to take such action. These authorities may also impose a tax or other liens to secure such parties' reimbursement obligations. Environmental laws and regulations impose strict operational requirements on the performance of certain aspects of hazardous or toxic substance remediation. These requirements specify complex methods for identification, monitoring, storage, treatment and disposal of waste materials managed during a project. Failure to meet these requirements could result in substantial fines and other penalties.

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

     Local, state, federal, foreign and supranational governments and agencies have also from time to time proposed or adopted other types of laws, regulations or initiatives with respect to the scrap metals recycling industry, including laws, regulations and initiatives intended to ban or restrict the intrastate, interstate or international shipment of wastes, to impose higher taxes or fees on certain shipments of waste, or to classify or reclassify certain categories of non-hazardous wastes as hazardous. Certain local, state, federal, foreign and international governments and agencies have promulgated "flow control" or other regulations, which attempt to require that all waste (or certain types of waste) generated within the jurisdiction in question must go to certain disposal sites. Due to the complexity of regulation of the industry and to public and political pressure, implementation of existing or future laws, regulations or initiatives by different levels of governments may be inconsistent and difficult to foresee.

     The Company requires, and must comply with, various permits and licenses to conduct its operations. Government agencies continually monitor compliance with permits and licenses and the Company's facilities are subject to periodic unannounced inspection by local, state and federal authorities. Violations of any permit or license, if not remedied, could result in the Company incurring substantial fines, suspension of operations or closure of a site.

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

     Some laws also give private parties the right, in addition to existing common laws claims, to file claims for injunctive relief or damages against the owners or operators of the site. Public interest groups, local citizens, local municipalities and other persons or organizations may have a right to seek judicial relief for purported violations of law or releases of pollutants into the environment. In some jurisdictions, recourse to the courts by individuals under common law principles such as trespass or nuisance have been or may be enhanced by legislation providing members of the public with statutory rights of action to protect the environment. In such cases, even if a scrap metals recycling facility is operated in full compliance with applicable laws and regulations, local citizens and other persons and organizations may seek compensation for damages allegedly caused by the operation of the facility. In some cases, the operation of scrap metals recycling facilities is subjected to heightened public scrutiny because of residential or other non-industrial property uses that have developed around such facilities. So-called "Not In My Backyard" ("NIMBY") grass roots community opposition to such facilities can materially interfere with such facilities' on-going operations and growth.

     The Company believes that, with heightened legal, political and citizen awareness and concerns, all companies in the scrap metals recycling industry may be faced, in the normal course of operating their businesses, with fines and penalties and the need to expend substantial funds for capital projects, remedial work and operating activities, such as environmental contamination monitoring, soil removal, groundwater treatment, creation of engineered barriers, establishing institutional controls and related activities. Regulatory or technological developments relating to the environment may require companies engaged in the scrap metals recycling industry to modify, supplement or replace equipment and facilities at costs which may be substantial. Because the scrap metals recycling industry has the potential for discharge of materials into the environment, a material portion of the capital expenditures by the Company is expected to relate, directly or indirectly, to such equipment and facilities. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and regulations, and enforcement policies will require even more significant capital investments in this regard.

POTENTIAL ENVIRONMENTAL LIABILITY

     General. The Company is subject to potential liability and may also be required from time to time to clean up or take certain remedial action with regard to sites currently or formerly used in connection with its operations. Furthermore, the Company may be required to pay for all or a portion of the costs to clean up or remediate sites the Company never owned or on which it never operated if it is found to have arranged for transportation, treatment or disposal of pollutants or hazardous or toxic substances on or to such sites. The Company also is subject to potential liability for environmental damage that its assets or operations may cause nearby landowners, particularly as a result of any contamination of drinking water sources or soil, including damage resulting from conditions existing prior to the acquisition of such assets or operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company, and could materially adversely affect the marketability and price of the Company's stock.

     Incompleteness of Site Investigations. As part of its pre-transaction "due diligence" investigations, the Company typically hires an environmental consulting firm to conduct transaction screen reviews, or Phase I and/or Phase II site assessments of the sites owned or leased by particular acquisition or merger candidates (the "Pre-Transaction Site Assessments"). However, such Pre-Transaction Site Assessments have not covered (and will not in the future cover) all of the sites owned or leased by the companies which are acquired by or merge with the Company. Moreover, such Pre-Transaction Site Assessments which have occurred have not been designed or expected (and will not in the future be designed or expected) to disclose all material contamination or liability that may be present. For example, the Company does not include soil sampling or core borings as a standard part of the Phase I portion of its Pre-Transaction Site Assessments, even though such sampling and core borings might increase the chances of finding contamination on a particular site. Failure to conduct soil sampling and core borings on a particular site could result in the Company failing to identify a seriously contaminated site prior to an acquisition or merger, and could materially adversely affect the Company.

     Likelihood of Contamination at Some Sites. Pre-Transaction Site Assessments of the Company's current sites conducted by independent environmental consulting firms have revealed that some soil, surface water and/or groundwater contamination is likely at certain of these sites, and have recommended that certain additional investigations and remediation be conducted. Based upon its review of these reports, the Company believes that it is likely that contamination exists at certain of its sites and that it is likely that additional investigation, monitoring and remediation will be required at some of the sites. Also based upon its review of these reports, the Company believes that such contamination is likely to include, but not be limited to: polychlorinated biphenyls (PCBs); total petroleum hydrocarbons; volatile organic compounds (VOCs); antimony; arsenic; cadmium; copper; lead; mercury; silver; zinc; waste oil; toluene; meta-and para-xylenes; baghouse dust; and/or aluminum dross. The ultimate extent of such contamination cannot be stated with any certainty at this point, and there can be no assurance that the cost of remediation will be immaterial, and it is not unlikely that the Company will establish one or more reserves relating to environmental remediation in the future. The existence of such contamination could result in federal, state, local or private enforcement or cost recovery actions against the Company, possibly resulting in disruption of Company operations, the need for proactive remedial measures, and substantial fines, penalties, damages, costs and expenses being imposed against the Company.

     The Company expects to require future cash outlays as it incurs the actual costs relating to the remediation of environmental liabilities. The incurrence of the costs may have a material adverse effect on the Company's results of operation and financial condition.

     In connection with the acquisition of the assets of Aerospace Metals, Inc. ("Aerospace"), the Company has identified certain on-site contamination which will require remediation in accordance with a remediation plan prepared by an independent engineering firm. The costs of such remediation will be paid by the seller of the assets of Aerospace from an escrow fund established for such purpose out of the purchase consideration paid by the Company for such assets.

     Uncertain Costs of Environmental Compliance and Remediation. Many factors affect the level of expenditures the Company will be required to make in the future to comply with environmental requirements, including: (i) new local, state and federal laws and regulations; (ii) the developing nature of administrative standards promulgated under Superfund and other environmental laws, and changing interpretations of such laws; (iii) uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analyses based on market conditions; (iv) the incompleteness of information regarding the condition of certain sites; (v) the lack of standards and information for use in the apportionment of remedial responsibilities; (vi) the numerous choices and costs associated with diverse technologies that may be used in remedial actions at such sites; (vii) the possible ability to recover indemnification or contribution from third parties; and (viii) the time periods over which eventual remediation may occur. Therefore, the estimated costs, and the timing of such costs, for future environmental compliance (capital expenditures or increases in operating costs or other expenditures) and remediation cannot be accurately predicted and are necessarily imprecise; however, such costs could be material to future quarterly or annual results of operations of the Company. In addition, it is not possible to predict whether or not such costs can be passed on to customers through price increases.

     Lack of Environmental Impairment Insurance. In general, the Company's subsidiaries do not carry environmental impairment liability insurance. In general, the Company's subsidiaries operate under general liability insurance policies, which do not cover environmental damage. If one or more of the Company's subsidiaries were to incur significant liability for environmental damage not covered by environmental impairment insurance, or for other claims in excess of its general liability insurance and umbrella coverage, the Company's results of operations and financial condition could be materially adversely affected.

     Risks Associated With Certain By-Products. Although the majority of the Company's metal products are currently exempt from applicable solid waste regulations, the Company's scrap metals recycling operations produce significant amounts of by-products. Heightened environmental risk is associated with certain of these by-products. For example, certain of the Company's subsidiaries operate shredders for which the primary feed materials are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hulk consists of material ("shredder fluff") which remains after the segregation of ferrous and saleable non-ferrous metals. Federal environmental regulations require shredder fluff to pass a toxic leaching test to avoid classification as a hazardous waste. The Company endeavors to have hazardous contaminants from the feed material removed prior to shredding and, as a result, the Company believes the shredder fluff generated is properly not considered a hazardous waste. Should the laws, regulations or testing methods change with regard to shredder fluff disposal, the Company may incur additional significant expenditures.

     Potential Superfund Liability. (a) The Company's Reserve Iron & Metal, Cozzi Iron & Metal and Kankakee Scrap subsidiaries have received notices from the EPA that each such company and numerous other parties are considered PRPs and may be obligated under Superfund to pay a portion of the cost of remedial investigation, feasibility studies and, ultimately, remediation to correct alleged releases of hazardous substances at the Standard Scrap Metal/Chicago International Exporting Removal Action Site. Superfund may impose joint and several liability for the costs of remedial investigations and actions on the entities that arranged for disposal of certain wastes, the waste transporters that selected the disposal sites, and the owners and operators of such sites. Responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal, or ownership of the disposal site. Based upon their analysis of the situation, the management of Reserve Iron & Metal, Cozzi Iron & Metal and Kankakee Scrap currently do not expect their aggregate potential liability to be in excess of $175,000. There can be no assurance, however, that their aggregate potential liability may not be greater than $175,000.

     (b) Cozzi Iron & Metal has received a notice from the EPA that Cozzi Iron & Metal is a PRP under Superfund in regard to the site referred to as H&H Recycling in Gary, Indiana. Cozzi Iron & Metal believes that a settlement may be reached with respect to the H&H Recycling site which would result in a cost of approximately $600,000. There can be no assurance that such potential liability will not be material.

     (c) Cozzi Iron & Metal was served in a private cost recovery action alleging that Cozzi Iron & Metal is a PRP under Superfund in regard to the site referred to as Gould Battery Site in Pennsylvania. Based upon its analysis of the situation, including transaction documentation and indemnifications, Cozzi Iron & Metal currently expects that its ultimate liability in regard to this matter will be de minimus, but there can be no assurance this will be the case.

     (d) Cozzi Iron & Metal has received a notice from the Port Refinery Joint Defense Group that an entity known as Riverside Trading has been joined as a defendant in a cost recovery action brought on behalf of the EPA under Superfund. Cozzi Iron & Metal is the parent of a subsidiary that operates a facility known as Riverside Iron & Steel. Based upon its analysis of the situation, including transaction documentation, Cozzi Iron & Metal currently expects that its ultimate liability in regard to this matter will be de minimus, but there can be no assurance this will be the case.

     (e) Bluestone has received notice from the EPA that it is a PRP under Superfund in regard to the site referred to as the Metcoa Site in Pulaski, Pennsylvania. Bluestone has entered into a settlement agreement with the EPA regarding the cleanup of this site and has paid its initial settlement share under the settlement agreement. However, the aggregate costs of cleaning up this site are likely to exceed the original estimate of the aggregate cleanup costs upon which the initial settlement amount paid by Bluestone was based. Based on its current analysis of the situation, Bluestone expects that its share of the additional cleanup costs at this site will not exceed $100,000. Although Bluestone has reserved funds to address additional cleanup costs and has obtained an indemnity from the previous owners of the company for costs which exceed this reserve, there can be no assurance that Bluestone may not be required to make additional expenditures in connection with this site.

     (f) Bluestone has received notice from the EPA that it is a PRP under Superfund in regard to the site referred to as the Jacks Creek/Sitkin Smelting Facility Superfund Site in Mifflin County, Pennsylvania. Bluestone joined a PRP group which has submitted a good faith offer to the EPA to enter into a consent decree. Based on its analysis of the situation, Bluestone expects that its share of the cleanup costs at this site will not exceed $250,000. Although Bluestone has reserved funds to address such cleanup costs and has obtained an indemnity from the previous owners of the company for costs which exceed this reserve, there can be no assurance that Bluestone may not be required to make additional expenditures in connection with this site.

     Underground Storage Tanks ("USTs") exist at several of the Company's sites. USTs are subject to various federal, state and local laws on their operation. In the event a release of regulated product has occurred, the Company may incur significant costs to investigate and remediate the release.

     Recommendations of Environmental Consultants. Environmental consultants to the Company have recommended that a variety of preventative and/or remedial actions be undertaken, including: the sampling of soil, surface and groundwater at its various facilities; the remediation of any existing contamination under applicable regulations; the development of Spill Prevention Control and Countermeasure Plans ("SPCC"); the completion of certain actions in regard to Storm Water Pollution Prevention Plans; the timely completion and/or filing of certain annual reports and summaries required by governmental agencies; the completion of Oil Discharge and Response Plans; and the remediation of certain materials suspected of containing asbestos. If the Company fails to follow these recommendations for an indefinite period of time, one or more of the sites might, potentially, be subject to a governmental enforcement action, the imposition of fines, penalties and damages, and/or require remediation at some future time at a cost which may have an adverse effect on the Company's results of operations and financial condition.

     Compliance History. The Company has, in the past, been found not to be in compliance with certain environmental laws and regulations, and has incurred fines associated with such violations which have not been material in amount and may in the future incur additional fines associated with such violations. The Company has also paid a portion of the costs of certain remediation actions at certain sites. No assurance can be given that material fines, penalties, damages and expenses resulting from additional compliance issues and liabilities will not be imposed on the Company in the future.

EMPLOYEE HEALTH AND SAFETY

     The Company's operations are subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration ("OSHA"). A total of four accidental deaths of, and two serious accidental injuries to, employees have occurred at the Company's Cozzi Iron & Metal, HouTex and Reserve Iron & Metal subsidiaries during the past four years. Cozzi Iron & Metal and Reserve Iron & Metal have been fined by OSHA in regard to such incidents. HouTex has also been cited and fined by OSHA for alleged failure to establish energy control procedures and employee training in regard to mobile shearing equipment. No assurance can be given that potential liabilities of the Company in regard to such deaths and injuries, or in regard to any future deaths of or injuries to the Company's employees, will not be material.

LABOR RELATIONS

     Many of the Company's active employees are represented by various labor unions, including the Teamsters Union, the United Steel Workers Union and the United Auto Workers. As the Company's (and its subsidiaries') agreements with these unions expire, there can be no assurance that the Company will be able to negotiate extensions or replacements thereof on terms favorable to the Company, or at all, or that the Company will not experience strikes, lockouts or other actions from time to time. There can be no assurance that new labor agreements will be reached with the Company's unions as such labor contracts expire. Any labor action resulting from the foregoing may have a material adverse effect on the Company or its results of operations.

CONTROL BY PRINCIPAL STOCKHOLDERS; POTENTIAL CONFLICTS OF INTEREST

     Pursuant to the stockholder's agreement (the "Stockholders Agreement"), among Albert A. Cozzi, Frank J. Cozzi and Gregory P. Cozzi (the "Cozzi Shareholders"), T. Benjamin Jennings and Gerard M. Jacobs (the "MTLM Shareholders"), Samstock, L.L.C. ("Samstock") and the Company, the Company's Board of Directors is comprised of five directors nominated by the Cozzi Shareholders, five directors nominated by the MTLM Shareholders, and one director nominated by Samstock. Further, the Cozzi Shareholders, the MTLM Shareholders and Samstock as of March 31, 1998 owned approximately 43% of the issued and outstanding shares of Common Stock. As a result of their shareholdings, the Cozzi Shareholders, the MTLM Shareholders and Samstock may be deemed to have effective control over the affairs and management of the Company. There can be no assurance that this influence will be used in a manner that is consistent with the interests of the other holders of the Company's securities.

     The parties to the Stockholders Agreement also have agreed to vote for proposals, if and when presented by the Company, to amend the Company's organizational documents to require the approval of at least two-thirds of the Board of Directors to take certain actions. If the Company's organizational documents are amended to reflect these restrictions, and the Board of Directors cannot agree on the Company's strategic direction, a minority of four dissenting directors could prevent the Company from taking certain actions. Should the Board of Directors be unable to act because a minority of dissenting directors prevents it from taking a significant action, this impasse could have a material adverse effect on the Company's results of operations and financial condition.

     Certain decisions concerning the operations or financial structure of the Company may present conflicts of interest between the Company's shareholders and its creditors. For example, if the Company encounters financial difficulties or is unable to pay its debts as they become due, the interests of the Company's shareholders might conflict with those of its creditors. The Company's shareholders also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that could enhance their equity investment, even though such transactions might involve risk to the Company's creditors. Because the members of the Company's senior management team are significant shareholders of the Company, any such conflict of interest may be resolved in favor of the Company's shareholders to the detriment of the Company's creditors.

DEPENDENCE ON KEY PERSONNEL

     The Company's operations to date have depended in large part on the skills and efforts of its senior management team, including T. Benjamin Jennings, its Chairman and Chief Development Officer, Gerard M. Jacobs, its Chief Executive Officer, and Albert A. Cozzi, its President and Chief Operating Officer. In addition, because the Company's senior management team (other than Mr. Cozzi) has limited experience in the scrap metals recycling business, the Company relies substantially on the experience of the management of its subsidiaries with regard to day-to-day operations. While the Company has employment agreements with Messrs. Jennings, Jacobs and Cozzi and certain members of its management team at the subsidiary level, there can be no assurance that the Company will be able to retain the services of any of the foregoing. The loss of any member of its senior management team or a significant number of managers could have a material adverse effect on the Company's efforts to manage and integrate acquisitions and may also adversely impact the Company's ability to implement its consolidation strategy.

DEPENDENCE ON SCRAP SUPPLIERS

     The profitability of the Company's scrap recycling operations depends, in part, on the availability of an adequate source of supply. The Company acquires its scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to continue selling scrap materials to the Company. If a substantial number of scrap suppliers cease selling scrap metals to the Company, the Company's results of operations or financial condition would be materially and adversely affected.

CONCENTRATION OF CUSTOMERS AND CREDIT RISK

     The Company's ten largest customers represented approximately 40.6% of consolidated net sales for the year ended March 31, 1998. Accounts receivable balances from these customers represented approximately 36.1% of consolidated accounts receivable at March 31, 1998. The loss of any one of the Company's significant customers could adversely affect the Company's results of operations or financial condition.

     In connection with the sale of the Company's products, the Company generally does not require collateral as security for customer receivables. Certain of the Company's subsidiaries have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectibility of these receivables. Failure to collect a significant portion of amounts due on these receivables could have a material adverse effect on the Company's results of operations or financial condition.

COMPETITION

     The metals recycling industry is highly competitive and subject to significant changes in overall market conditions. Certain of the Company's competitors may have greater financial, marketing and other resources. There can be no assurance that the Company will be able to obtain its desired market share or compete effectively in its markets.

USE OF SCRAP ALTERNATIVES

     The increased demand for scrap metals by the expanding mini-mill industry has caused a tightness in the supply and demand balance for ferrous scrap. The relative scarcity of ferrous scrap, particularly the "cleaner" grades, and its high price have created opportunities for producers of alternatives to scrap metals. Although these alternatives have not been a major factor in the industry to date, there can be no assurance that the use of alternatives to scrap metals will not proliferate if the prices for scrap metals continue to rise and if the levels of available unprepared ferrous scrap continue to decrease. Any significant increase in the use of scrap metals alternatives by current consumers of processed scrap metals could have a material adverse effect on the Company.

POTENTIAL RESTRICTIONS ON MERGERS AND OTHER ACTIONS

     Section 203 of the Delaware General Corporation Law (the "Delaware Business Combination Statute") prohibits, under certain circumstances, "business combinations" between a Delaware corporation whose stock is publicly-traded and an "interested stockholder" of such corporation. The provisions prohibiting "business combinations" could delay or frustrate the removal of incumbent directors or a change in control of the Company. The provisions could also discourage, impede, or prevent a merger, tender offer or proxy contest, even if such an event would be favorable to the interest of stockholders. In addition, the Company's certificate of incorporation authorizes the issuance of 4,000,000 shares of undesignated Preferred Stock, which the Board of Directors may cause the Company to issue in one or more series. The Board of Directors has designated 36,000 and 23,000 shares, respectively, of the Preferred Stock for issuance as Series A Convertible Preferred Stock ("Series A Preferred Stock") and Series B Convertible Preferred Stock ("Series B Preferred Stock"). The Board of Directors has the authority to fix the number of shares of Preferred Stock and determine or alter for each series, the voting powers, designations, preferences and rights of such shares. If the Company should ever issue Preferred Stock in addition to the Convertible Preferred Stock, such Preferred Stock could contain voting or other rights which could discourage, impede, or prevent a merger, tender offer or proxy contest which could be favorable to the interests of the stockholders.

     So long as shares of Series A or Series B Preferred Stock are outstanding, the Company is required to obtain the prior approval of the holders of at least a majority of all shares of the applicable Series of Preferred Stock outstanding at the time before: (i) increasing the authorized number of shares of such Series of Preferred Stock; (ii) altering or changing the rights, preferences or privileges of such Series of Preferred Stock or any other capital Stock of the Company so as to adversely affect such Series of Preferred Stock; or (iii) creating any new class or series of capital Stock having a preference over such Series of Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company. This restriction could prevent the Company from taking actions which could be favorable to the interests of the stockholders.

VOLATILITY OF TRADING PRICE

     The trading price of the Common Stock has been, and in the future is expected to be, volatile and subject to market fluctuation as a result of a number of factors, including, but not limited to, merger and acquisition announcements and developments, current and anticipated results of operations, execution of private or public equity or debt placements, filing and effectiveness of registration statements relating to the Common Stock, future product offerings by the Company or its competitors and factors unrelated to the operating performance of the Company. The trading price of the Common Stock may also vary as a result of changes in the business, operations, prospects or financial results of the Company, general market and economic conditions, additional future proposed acquisitions by the Company and other factors. Failure in any fiscal quarter to meet the investment community's revenues or earnings expectations, if any, could have an adverse impact on the trading price of the Common Stock, as could sales of large amounts of Common Stock by existing stockholders. In addition, sales of substantial amounts of Common Stock in the public market could adversely affect the market price of the Common Stock. In the event the market price of Common Stock were adversely affected by such sales, the Company's access to equity capital markets could be adversely affected and issuances of Common Stock in connection with acquisitions, or otherwise, could dilute future earnings per share. Management believes that the Company's stock price reflects an assumption that its existing pending acquisitions will be completed. If these acquisitions are not completed, the trading price of the Common Stock could be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See "Index to Consolidated Financial Statements of Metal Management, Inc. and Subsidiaries" set forth in Part IV, Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information concerning the executive officers and directors of the Company as of June 22, 1998.

             NAME                AGE                               POSITIONS
             ----                ---                               ---------
T. Benjamin Jennings...........  34    Director, Chairman of the Board, Member of the Executive
                                         Committee and Chief Development Officer
Gerard M. Jacobs...............  43    Director, Member of the Executive Committee and Chief Executive
                                         Officer
Albert A. Cozzi................  52    Director, Member of the Executive Committee, President and Chief
                                         Operating Officer
George A. Isaac III............  45    Director, Member of the Executive Committee, Executive Vice
                                         President and President and Chief Executive Officer of the
                                         Isaac Group
Frank J. Cozzi.................  48    Director, Vice President and President of Cozzi Iron & Metal
Gregory P. Cozzi...............  43    Director and Executive Vice President of Cozzi Iron & Metal
Rod F. Dammeyer................  57    Director
Christopher G. Knowles.........  55    Director
Donald F. Moorehead............  47    Director
William T. Proler..............  50    Director and President and Chief Executive Officer of Proler
                                         Southwest
Harold Rubenstein..............  70    Director
Daniel B. Burgess..............  34    Executive Vice President
David A. Carpenter.............  35    Vice President, General Counsel and Secretary
Xavier Hermosillo..............  48    Vice President, Investor Relations and Corporate Communications
Robert C. Larry................  37    Vice President, Finance, Treasurer and Chief Financial Officer

     T. Benjamin Jennings has served as Director, Chairman of the Board and Chief Development Officer of the Company and its predecessor, General Parametrics Corporation ("GPC"), since April 1996 and as a member of the Executive Committee of the Board of Directors since June 1996. From August 1995 through April 1996, Mr. Jennings served as Co-Chairman of the Board, Co-President and Co-Chief Executive Officer of the Company. From 1993 through 1995, Mr. Jennings was a Director of First Southwest Company, a private investment banking firm based in Dallas, Texas. From 1990 to 1993, Mr. Jennings was a Vice President of Kidder Peabody & Co. Inc., where he concentrated on asset management, investment banking, private debt and equity placements, and related financing activities. Mr. Jennings is a graduate of Rice University and serves as Chairman of Chicago Inner-City Games Foundation and is also a Director of the YMCA of Metropolitan Chicago.

     Gerard M. Jacobs has served as Director and Chief Executive Officer of the Company and its predecessor, GPC, since April 1996 and as a member of the Executive Committee of the Board of Directors since June 1996. From April 1996 through December 1997, Mr. Jacobs also served as President of the Company. From August 1995 through April 1996, Mr. Jacobs served as Co-Chairman of the Board, Co-President and Co-Chief Executive Officer of the Company. From 1983 to 1995, Mr. Jacobs developed resource recovery, landfill and hydroelectric projects for his own account and for the investment banking firm of Russell, Rea & Zappala, Inc. in Pittsburgh, Pennsylvania. From 1978 to 1983 Mr. Jacobs practiced securities, corporate and banking law with the firms of Reed, Smith, Shaw & McClay and Manion, Alder & Cohen, P.C., both in Pittsburgh, Pennsylvania. Mr. Jacobs is a Director of Crown Group, Inc., a publicly traded company engaged in various businesses. Mr. Jacobs is a graduate of Harvard University, where he was elected to Phi Beta Kappa, and The University of Chicago School of Law, which he attended as Weymouth Kirkland Law Scholar. Mr. Jacobs is an elected member of the Board of Education of District 200, Oak Park and River Forest High School, Oak Park, Illinois and is a Director of Chicago Inner-City Games Foundation.

     Albert A. Cozzi joined the Board of Directors, including its Executive Committee, and became President of the Company in December 1997 following the Company's merger with Cozzi Iron & Metal. Mr. Cozzi was employed by Cozzi Iron & Metal from 1963 to December 1997, and from 1980 to December 1997 served as its President. Mr. Cozzi became Chief Operating Officer and Senior Vice President of the Company on September 1, 1997. Mr. Cozzi received an MBA from the University of Chicago in 1988. From 1990 to 1992 he served as Chairman of the Ferrous Committee of the Institute of Scrap Recycling Industries ("ISRI"), an industry association. Mr. Cozzi is the brother of Frank J. Cozzi and Gregory P. Cozzi.

     George A. Isaac III joined the Board of Directors of the Company, including the Executive Committee, and became an Executive Vice President of the Company in June 1997, following the Company's acquisition of the Isaac Group. Since 1988, he has served as President and Chief Executive Officer of the four companies in the Isaac Group. From 1977 through 1988 he worked as a management consultant at Deloitte and Touche LLP, where he was elected a partner. Mr. Isaac is on the Board of Directors/Advisors of several companies in the Toledo, Ohio area including Capital Bank, N.A. (a public bank holding company), Stonebridge Associates (a private acquisition holding company) and Betco, Inc. (a manufacturer of chemicals). He received a B.S. and an MBA with distinction from the University of Michigan.

     Frank J. Cozzi joined the Board of Directors of the Company in December 1997 following the Company's merger with Cozzi Iron & Metal. Mr. Cozzi has been employed by Cozzi Iron & Metal since 1967 and became President in December 1997. From 1981 to December 1997, Mr. Cozzi served as Cozzi Iron & Metal's Treasurer and Secretary. From 1990 to 1991 he served as President of the Chicago Chapter of ISRI, and from 1988 to 1990 was national chairman of ISRI's transportation committee. Mr. Cozzi completed Harvard University's Owner President Management executive program in 1991. He also has served local and national positions with ISRI. Mr. Cozzi is the brother of Albert A. Cozzi and Gregory P. Cozzi.

     Gregory P. Cozzi joined the Board of Directors of the Company in December 1997 following the Company's merger with Cozzi Iron & Metal. Mr. Cozzi has been employed by Cozzi Iron & Metal since 1977 and became Executive Vice President and Secretary in December 1997. From 1977 to December 1997, Mr. Cozzi was a Vice President of Cozzi Iron & Metal. Mr. Cozzi is a graduate of Northern Michigan University. Mr. Cozzi is the brother of Albert A. Cozzi and Frank J. Cozzi.

     Rod F. Dammeyer joined the Board of Directors of the Company in January 1998. Mr. Dammeyer is currently the Vice Chairman of Anixter International, Inc. ("Anixter"), a distributor of networking and cabling products, where he has been employed since 1985. From 1985 to February 1998, Mr. Dammeyer served as President of Anixter. From 1993 to February 1998, he also served as Chief Executive Officer of Anixter. He is also the managing partner of Equity Group Investments, Inc. which has, among other things, investments in approximately 30 companies, several of which are public entities. Mr. Dammeyer is a Director of Anixter International, Inc., Antec Corporation, CNA Surety Corporation, Group Azucarero Mexico (GAM), IMC Global Inc., Jacor Communications, Inc., Lukens, Inc., Stericycle, Inc., TeleTech Holdings, Inc. and Transmedia Network Inc. He is also a trustee of Van Kampen American Capital, Inc. closed-end funds.

     Christopher G. Knowles joined the Board of Directors of the Company in December 1997 following the Company's merger with Cozzi Iron & Metal. Mr. Knowles was employed by Insurance Auto Auctions, Inc. from January 1994 through March 1996 and from April 1994 through March 1996 served as its President and Chief Operating Officer. From 1980 to 1994 he was Chairman, Chief Executive Officer and principal owner of Underwriters Salvage Company. Mr. Knowles graduated from Indiana University. Mr. Knowles is a Director of Insurance Auto Auctions, Inc. and Zebra Technologies Corporation.

     Donald F. Moorehead joined the Board of Directors of the Company in April 1996 following the Company's merger with EMCO Recycling Corp. Mr. Moorehead is the founder of USA Waste Services, Inc. ("USA Waste"). USA Waste is the third largest solid waste management company in the United States as ranked by gross revenues. He served as Chief Executive Officer of USA Waste from 1990 through 1994 and as Chief Development Officer and Vice Chairman from 1994 through August 1997. Mr. Moorehead currently is serving as a consultant to USA Waste. From 1985 through 1990, he served as Chairman of the Board and Chief Executive Officer of MidAmerican Waste Systems, Inc. Mr. Moorehead is a graduate of the University of Tulsa. Mr. Moorehead served as Vice Chairman of the Board of the Company until his resignation from that position on June 19, 1998 and he has resigned from the Board of Directors of the Company effective July 1, 1998.

     William T. Proler joined the Board of Directors of the Company in August 1997 following the Company's acquisition of Proler Southwest. Since 1992, he has served as President and Chief Executive Officer of Proler Southwest Inc., and since 1994, he has served as a managing member of Proler Steelworks L.L.C.

     Harold Rubenstein joined the Board of Directors of the Company in April 1996 following the Company's merger with EMCO Recycling. Prior to April 1996, he served as President and Chief Executive Officer of Empire Scrap Metals, Inc. ("Empire"). Mr. Rubenstein has over 40 years of experience in owning and managing scrap metal operations.

     Daniel B. Burgess has served as an Executive Vice President of the Company since September 1995. Prior to July 1996, Mr. Burgess was the Executive Vice President responsible for business operations which were subsequently discontinued by the Company. From June 1992 until September 1995, Mr. Burgess served as a Global Account and Marketing Manager for AT&T Corp. Mr. Burgess graduated from Rice University and earned an MBA from Southern Methodist University.

     David A. Carpenter joined the Company in March 1998 as Vice President, General Counsel and Secretary. From October 1987 through March 1998, Mr. Carpenter was a corporate and securities law practitioner in the Chicago and London offices of Mayer, Brown & Platt, where he was a partner from and after January 1, 1997. Mr. Carpenter is a graduate of the University of Illinois and DePaul University College of Law. Mr. Carpenter is a Director of Metropolitan Family Services and a member of the Chicago Bar Association.

     Xavier Hermosillo has served as Vice President, Investor Relations and Corporate Communications since December 1997. From August 1995 through March 1998, he served as Secretary of the Company. From August 1995 through September 1997, he served as a Director of the Company. From August 1995 through November 1997, he also provided investor and public relations services to the Company through Xavier Hermosillo & Associates, a public relations, marketing and government affairs firm which Mr. Hermosillo founded in 1985.

     Robert C. Larry has served as Vice President, Finance, Treasurer and Chief Financial Officer of the Company since August 1996. He served as Director of Finance and Investments for Caremark International, Inc., a diversified, publicly traded company engaged in providing health care services, from March 1995 to August 1996. In 1991, Mr. Larry co-founded The Grabscheid Group, Ltd., a professional services firm which specialized in financial restructuring and recapitalization services for private and publicly held firms. Mr. Larry served as an accountant and consultant at Ernst & Young, L.L.P., an international professional services firm, from 1983 to 1991. He graduated from Purdue University and received an MBA from the University of Chicago. Mr. Larry is a certified public accountant.

     Each Director participated in at least 75% of the board meetings held during the time such individual served as a Director of the Company during fiscal 1998, except that Michael Melnik attended only one of two board meetings during the period of fiscal 1998 that he was a Director.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of the relationship on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission (the "SEC") and the NASDAQ. These officers, directors and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all forms they file.

     Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that its officers, directors and ten percent shareholders complied with the requirements of Section 16(a) of the Exchange Act for the fiscal year ended March 31,

1998, except that Harold Rubenstein, a director of the Company, was delinquent in filing reports on Form 4 showing sales of an aggregate of 60,000 shares of Common Stock in eight separate transactions during February and March of 1998. All such sales were subsequently reported on a Form 5, filed on May 14, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

     The following tables set forth information with respect to those persons who: (i) served as the chief executive officer of the Company during the fiscal year ended March 31, 1998; and (ii) were the most highly compensated executive officers of the Company at March 31, 1998 whose total annual salary and bonus exceeded $100,000 for the year. Compensation paid to these individuals for the years ended March 31, 1998 and 1997, and the five months ended March 31, 1996 is as follows:

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM COMPENSATION
                                                                           -----------------------------------
                                               ANNUAL COMPENSATION                  AWARDS            PAYOUTS
                                          ------------------------------   ------------------------   --------
                                                                 OTHER                  SECURITIES                 ALL
                                                                 ANNUAL    RESTRICTED   UNDERLYING                OTHER
                                                                COMPEN-      STOCK       OPTIONS/       LTIP     COMPEN-
   NAME AND PRINCIPAL POSITION     YEAR    SALARY     BONUS      SATION     AWARD(S)    WARRANTS(#)   PAYOUTS    SATION
   ---------------------------     ----   --------   --------   --------   ----------   -----------   --------   -------
T. Benjamin Jennings(1)..........  1998   $269,180   $118,750   $    --     $     --      725,000     $     --   $19,613(5)
  Chairman of the Board and        1997    177,500         --        --           --      200,000           --     9,841
  Chief Development Officer        1996     30,000     75,000        --           --           --           --     1,623
Gerard M. Jacobs(1)..............  1998    269,180    118,750        --           --      725,000           --    19,550(6)
  Chief Executive Officer          1997    177,500         --        --           --      200,000           --     8,450
                                   1996     30,000     75,000        --           --           --           --     1,623
George A. Isaac III(2)...........  1998    221,539     68,750        --           --       76,923           --    25,049(7)
  Executive Vice President         1997        N/A
                                   1996        N/A
Robert C. Larry (3)..............  1998    134,708     74,500        --           --       30,000           --     5,219(8)
  Vice President, Finance,
    Treasurer                      1997     72,500         --        --           --       25,000           --     3,215
  and Chief Financial Officer      1996        N/A
Daniel B. Burgess (4)............  1998    128,500     64,500        --           --       37,500           --     5,238(9)
  Executive Vice President         1997    105,000     17,750        --           --       30,000           --     4,296
                                   1996     42,500         --        --           --       50,000           --     1,790

---------------

(1) Messrs. Jacobs and Jennings served without compensation from the Company during the time from their appointment to their respective positions in August 1995 through December 31, 1995. During the five months ended March 31, 1996, the Company paid Messrs. Jacobs and Jennings each a $75,000 bonus for their services during the period August 1995 through December 31, 1995.

(2) Mr. Isaac joined the Company on June 23, 1997 following the Company's acquisition of the Isaac Group.

(3) Mr. Larry joined the Company in August 1996.

(4) Mr. Burgess joined the Company in September 1995.

(5) During fiscal 1998, the Company paid on behalf of Mr. Jennings the following: $3,747 in auto reimbursement, $5,724 of health insurance premiums, $7,777 of other health benefits and $2,365 of membership dues. During fiscal 1997, the Company paid on behalf of Mr. Jennings $945 in auto reimbursement, $5,574 of health insurance premiums, $2,902 of other health benefits and $420 of long-term disability insurance premiums. During fiscal 1996, the Company paid on behalf of Mr. Jennings $1,623 of health insurance benefits.

(6) During fiscal 1998, the Company paid on behalf of Mr. Jacobs the following:
    $4,473 in auto reimbursement, $7,128 of health insurance premiums, $6,784 of other health benefits and $1,165 of membership dues. During fiscal 1997, the Company paid on behalf of Mr. Jacobs the following: $945 in auto reimbursement, $6,941 of health insurance premiums, and $564 of long-term disability insurance premiums. During fiscal 1996, the Company paid on behalf of Mr. Jacobs $1,623 of health insurance benefits.

(7) During fiscal 1998, the Company paid on behalf of Mr. Isaac the following:
    $2,018 of long-term disability insurance premiums, $1,305 in auto reimbursements, $11,698 of life insurance premiums, $5,388 of membership dues, $1,440 in 401(k) matching contributions and $3,200 of contributions to a profit sharing plan.

(8) During fiscal 1998, the Company paid on behalf of Mr. Larry the following:
    $4,940 of health insurance premiums and $279 of other health benefits. During fiscal 1997, the Company paid on behalf of Mr. Larry the following:
    $2,990 of health insurance premiums and $225 of other health benefits.

(9) During fiscal 1998, 1997 and 1996, the Company paid on behalf of Mr. Burgess $5,238, $3,744 and $1,560, respectively, in health insurance premiums, and $0, $552 and $230, respectively, in long-term disability premiums.

                    OPTION AND WARRANT GRANTS IN FISCAL 1998

     The following table sets forth information concerning grant of stock options and warrants during fiscal 1998.

                          NUMBER OF                                                    POTENTIAL REALIZABLE VALUE AT
                          SECURITIES     PERCENT OF TOTAL                                 ASSUMED ANNUAL RATES OF
                          UNDERLYING     OPTIONS/WARRANTS                                 STOCK APPRECIATION FOR
                         OPTIONS AND        GRANTED TO                                        OPTION TERM(2)
                           WARRANTS        EMPLOYEES IN      EXERCISE    EXPIRATION    -----------------------------
         NAME             GRANTED(1)       FISCAL YEAR        PRICE         DATE            5%              10%
         ----            ------------    ----------------    --------    ----------    ------------    -------------
T. Benjamin Jennings...    375,000            11.1%           $ 5.91      12/1/02       $7,595,165      $10,164,546
                           350,000            10.4%            12.00      12/1/02        4,957,320        7,355,409
Gerard M. Jacobs.......    375,000            11.1%             5.91      12/1/02        7,595,165       10,164,546
                           350,000            10.4%            12.00      12/1/02        4,957,320        7,355,409
George A. Isaac III....     76,923             2.3%            13.00      2/15/98           27,198           48,809
Robert C. Larry........     25,000             0.7%            12.00      4/29/02                0           62,365
                             5,000             0.1%            19.00      1/15/03                0           14,716
Daniel B. Burgess......      7,500             0.2%            19.00      1/15/03                0           22,074
                            30,000             0.9%             4.00      12/1/02          664,913          870,464

---------------

(1) All options/warrants are exercisable immediately, except for all shares granted to Mr. Larry which vest over 2 years, and 7,500 shares granted to Mr. Burgess which vest over 2 years.

(2) In accordance with SEC rules, these columns show gains that might exist for the respective options and warrants, assuming the market price of the Company's Common Stock appreciates from the date of grant over the term of the option/warrant at the annualized rates of five and ten percent, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to these named executives will be zero.

        AGGREGATED OPTION AND WARRANT EXERCISES IN LAST FISCAL YEAR AND
                   FISCAL YEAR-END OPTION AND WARRANT VALUES

     The following table sets forth the employee stock options and warrants exercised during fiscal year 1998 by the executive officers listed below and the number and value of securities underlying unexercised options and warrants held by the executive officers at March 31, 1998.

                                                         NUMBER OF SECURITIES
                                                        UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-THE-MONEY
                               SHARES                    OPTIONS AND WARRANTS            OPTIONS AND WARRANTS
                             ACQUIRED ON    VALUE         AT FISCAL YEAR-END              AT FISCAL YEAR-END
            NAME              EXERCISE     REALIZED   EXERCISABLE/ UNEXERCISABLE      EXERCISABLE/ UNEXERCISABLE
            ----             -----------   --------   --------------------------   ---------------------------------
                                             (1)                                                  (2)
T. Benjamin Jennings........      0           $0           925,000/0                     6,0$80,625/0
Gerard M. Jacobs............      0            0           925,000/0                     6,080,625/0
George A. Isaac III.........      0            0              0/0                            0/0
Robert C. Larry.............      0            0         33,333/21,667                  279,166/39,584
Daniel B. Burgess...........      0            0         110,000/7,500                   1,178,750/0

---------------

(1) Value Realized is determined by multiplying the number of shares by the difference between the closing price on the trade date and the exercise price.

(2) Based on March 31, 1998 closing price of Common Stock of $14.375.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with T. Benjamin Jennings, Gerard M. Jacobs, Albert A. Cozzi, Frank J. Cozzi and George A. Isaac III (each, an "Executive"). The terms of each Executive's employment agreement are substantially the same. Each agreement provides for a minimum annual base salary of $275,000, plus a minimum cash bonus equal to 25% of the Executive's then-current base salary. The agreements with Messrs. Jennings and Jacobs provide that each will receive an identical salary, bonus, vacation, disability and other benefits. Each employment agreement also restricts the Executive's ability to compete with the Company during the term of the agreement and for three years following the termination of his employment. However, the employment agreements with Messrs. Jennings and Jacobs acknowledge that they may devote a portion of their time to entities other than the Company.

     The employment agreement of each Executive has a term of five years, beginning on December 1, 1997 or, in the case of Mr. Isaac, June 23, 1997. The employment agreements with Messrs. Jennings, Jacobs, A. Cozzi and F. Cozzi provide that on each anniversary the term is automatically extended for one additional year unless either the Company or the Executive elects prior to such anniversary not to extend the term. The employment agreement with Mr. Isaac provides that, after the initial five-year term, the agreement is automatically extended by one-year periods unless either the Company or Mr. Isaac elects prior to such anniversary not to extend the term.

     As additional compensation under their employment agreements, the Company issued warrants to each Executive to purchase Common Stock. Each of Messrs. Jennings and Jacobs received warrants to purchase: (i) 375,000 shares of Common Stock at an exercise price of $5.91 per share, exercisable until December 1, 2002; and (ii) 350,000 shares of Common Stock at an exercise price of $12.00 per share, exercisable until December 1, 2002. Each of Messrs. A. Cozzi and F. Cozzi received warrants to purchase: (a) 377,586 and 291,380 shares of Common Stock, respectively, at an exercise price of $5.91 per share, exercisable until December 1, 2002; and (b) 377,586 and 291,380 shares of Common Stock, respectively, at an exercise price of $15.84 per share, exercisable until December 1, 2002. Mr. Isaac received warrants to purchase: (x) 76,923 shares of Common Stock at an exercise price of $13.00 per share, which expired unexercised; and (y) 287,500 shares of Common Stock at an exercise price of $11.70 per share, exercisable until June 23, 2002.

     Each employment agreement also contains certain provisions in the event the Executive is terminated due to a "change in control" of the Company (as such term is defined in each employment agreement). The employment agreements with Messrs. Jennings, Jacobs, A. Cozzi and F. Cozzi provide that such Executives will be entitled to receive, in addition to other benefits, a cash payment equal to: (i) any accrued but unpaid salary, pro-rated bonus, pro-rated vacation and any other amounts accrued but unpaid at the time of termination, and (ii) a lump-sum payment equal to the greater of: (A) the Executive's then-current salary and annual cash bonus for the balance of the term of the employment agreement, or (B) the product of 5.00 multiplied by the highest total annual cash compensation earned in any one of the previous three calendar years. The employment agreement with Mr. Isaac provides that he will be entitled to receive, in addition to other benefits, a cash payment equal to the greater of:
(a) Mr. Isaac's then-current salary and annual cash bonus for the balance of the term of the employment agreement; or (b) the product of 2.99 multiplied by the highest total annual cash compensation earned in any one of the previous three calendar years. However, in no event will the formula used to calculate this cash payment to Mr. Isaac be less than that for any other member of the Executive Committee.

     The Company has also entered into an employment agreement with Robert C. Larry. The employment agreement has a term of forty-eight (48) months, beginning on August 26, 1996. The agreement provides for a minimum base salary of $120,000, subject to adjustments, plus a cash bonus of up to 25% of his then-current base salary. As additional compensation under the employment agreement, the Company issued Mr. Larry incentive stock options under the Company's 1995 Stock Option Plan to purchase 25,000 shares of Common Stock. The employment agreement also contains certain provisions in the event Mr. Larry is terminated following a "change in control" of the Company (as such term is defined in his employment agreement). The employment agreement provides that Mr. Larry will be entitled to receive, in addition to other benefits, a cash payment equal to twice his then-current base salary and that all options and warrants to purchase Common Stock then held by Mr. Larry will immediately and fully vest.

     In addition to the employment agreements discussed above, the Company has entered into numerous other employment agreements with certain key employees of the companies it has acquired. The employment agreements have durations of one to ten years and generally contain provisions concerning the employee's duties, salary, bonus and benefits. Each employment agreement contains a confidentiality provision and also restricts the employee's ability to compete with the Company during the term of the agreement and for two to five years after employment is terminated. Furthermore, each employment agreement allows the Company to terminate the employee for "cause" (as such term is defined in each employment agreement), and certain employment agreements allow the Company or the employee to terminate the agreement without cause upon thirty to ninety days' prior written notice to the other party.

DIRECTOR COMPENSATION

     Directors are paid a fee of $1,000 for each board or committee meeting attended in person (other than board and committee meetings held on the same day) and are reimbursed for their reasonable expenses in attending such meetings. Under the Company's 1996 Director Option Plan, each non-employee director of the Company is automatically granted an option to purchase 10,000 shares of Common Stock on the date of his or her election or appointment to the board plus an annual option, awarded on January 15 of each year, to purchase 2,500 shares of Common Stock. The Board of Directors is currently reviewing its Director compensation policies.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Executive Compensation Committee is comprised of Messrs. Jennings, Knowles and Dammeyer. Mr. Jennings currently serves as a Director, Chairman of the Board and Chief Development Officer of the Company. Messrs. Knowles and Dammeyer currently serve as Directors of the Company.

     Messrs. Donald F. Moorehead, Kenneth Merlau and Harold Rubenstein also served on the Executive Compensation Committee during the year ended March 31, 1998. Mr. Merlau is a former Director of the Company. Messrs. Moorehead and Rubenstein currently serve as Directors of the Company. Mr. Moorehead resigned from the Executive Compensation Committee effective June 19, 1998.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company, with the advice of the Executive Compensation Committee and outside compensation consultants, is currently effecting an extensive review of its compensation practices.

STOCK PRICE PERFORMANCE GRAPH

     The following graph compares total return of the Company's Common Stock during the five year period beginning March 31, 1993, with the NASDAQ Composite Index and the Russell 2000 Index. Each index assumes $100 invested at the close of trading on March 31, 1993, and reinvestment of dividends.

               Measurement Period
             (Fiscal Year Covered)                      MTLM             NASDAQ         Russell 2000
1993                                                           100               100               100
1994                                                         95.30            107.73            109.53
1995                                                         73.48            118.41            113.77
1996                                                        206.51            159.98            144.31
1997                                                        396.04            117.03            152.24
1998                                                        650.63            265.99            209.71

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 1998 by: (i) each person who is known by the Company to own more than 5% of the Company's Common Stock;
(ii) the directors, the chief executive officer and each of the executive officers of the Company named in the Summary Compensation Table; and (iii) all current officers and directors as a group. Share amounts and percentages shown for each person or entity are adjusted to give effect to shares of the Company's Common Stock that are not outstanding but may be acquired by a person or entity upon exercise of all options and warrants exercisable by such entity or person within 60 days March 31, 1998. However, those shares of Common Stock are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

                    NAME AND ADDRESS                                           PERCENT OF
                 OF BENEFICIAL OWNER(1)                    NUMBER OF SHARES   TOTAL SHARES
                 ----------------------                    ----------------   ------------
Albert A. Cozzi..........................................      6,496,873(2)       19.2%
  2232 South Blue Island Ave.
  Chicago, IL 60608
Frank J. Cozzi...........................................      5,013,570(3)       14.9%
  2232 South Blue Island Ave.
  Chicago, IL 60608
Harold Rubenstein........................................      2,677,083(4)        7.9%
  2010 W. Lower Buckeye Dr.
  Phoenix, AZ 85009
Samstock, L.L.C..........................................      2,070,588(5)        6.2%
  2 North Riverside Plaza, Suite 600
  Chicago, IL 60606
Gerard M. Jacobs.........................................      1,688,051(6)        5.0%
  500 North Dearborn, Suite 405
  Chicago, IL 60610
T. Benjamin Jennings.....................................      1,687,849(7)        5.0%
  500 North Dearborn, Suite 405
  Chicago, IL 60610
Gregory P. Cozzi.........................................      1,394,307(8)        4.2%
  2232 South Blue Island Ave.
  Chicago, IL 60608
George A. Isaac III......................................      1,296,856(9)        3.8%
  1645 Indian Wood Circle
  Maumee, OH 43537
William T. Proler........................................        743,750           2.3%
  90 Hirsh Road
  Houston, TX 77020
Donald F. Moorehead......................................        360,405(10)       1.1%
  2141 Looscan Lane
  Houston, TX 77019
Daniel B. Burgess........................................        115,056(11)     *
  500 North Dearborn, Suite 405
  Chicago, IL 60610
Robert C. Larry..........................................         41,666(12)     *
  500 North Dearborn, Suite 405
  Chicago, IL 60610

                    NAME AND ADDRESS                                           PERCENT OF
                 OF BENEFICIAL OWNER(1)                    NUMBER OF SHARES   TOTAL SHARES
                 ----------------------                    ----------------   ------------
Christopher G. Knowles...................................         12,500(13)     *
  305 Ridge Road
  Barrington Hills, IL 60010
Rod F. Dammeyer..........................................         12,500(13)     *
  2 North Riverside Plaza, Suite 600
  Chicago, IL 60606
All current officers and directors as a group (15
  persons)...............................................     21,615,466          56.1%

---------------

  *  Less than 1%

 (1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

 (2) Consists of warrants to purchase 755,172 shares and 5,741,701 shares issued to Mr. Cozzi in connection with the Company's acquisition of Cozzi Iron & Metal.

 (3) Consists of warrants to purchase 582,760 shares and 4,430,810 shares issued to Mr. Cozzi in connection with the Company's acquisition of Cozzi Iron & Metal.

 (4) Consists of warrants to purchase 83,333 shares, 32,500 shares purchased by Mr. Rubenstein, 70,000 shares issued to Mr. Rubenstein in a private offering, warrants to purchase 562,900 shares issued to Empire, and 1,928,350 shares beneficially owned by Empire and a trust established by Mr. Rubenstein.

 (5) Consists of warrants to purchase 600,000 shares and 1,470,588 shares issued to Samstock in a private offering.

 (6) Consists of warrants to purchase 808,333 shares, 99,718 shares issued upon conversion of Series A preferred stock, 510,000 shares purchased by Mr. Jacobs, 70,000 shares issued to Mr. Jacobs in a private offering, and options to purchase 200,000 shares.

 (7) Consists of warrants to purchase 808,333 shares, 99,516 shares issued upon conversion of Series A preferred stock, 510,000 shares purchased by Mr. Jennings, 70,000 shares issued to Mr. Jennings in a private offering, and options to purchase 200,000 shares.

 (8) Consists of warrants to purchase 162,070 shares and 1,232,237 shares issued to Mr. Cozzi in connection with the Company's acquisition of Cozzi Iron & Metal.

 (9) Consists of warrants to purchase 750,000 shares, 540,856 shares issued to the George A. Isaac III Second Revocable Trust in connection with the Company's acquisition of the Isaac Group and 6,000 shares purchased by Mr. Isaac.

(10) Consists of warrants to purchase 251,913 shares, 43,492 shares issuable upon conversion of Series A preferred stock, 50,000 shares purchased by Mr. Moorehead and options to purchase 15,000 shares. Mr. Moorehead resigned from the Board of Directors of the Company effective July 1, 1998.

(11) Consists of warrants to purchase 30,000 shares, 5,056 shares purchased by Mr. Burgess and options to purchase 80,000 shares.

(12) Consists of options to purchase 41,666 shares.

(13) Consists of options to purchase 12,500 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

STOCKHOLDERS AGREEMENTS

     The Cozzi Shareholders, the MTLM Shareholders and Samstock (collectively, the "Shareholders") together own approximately 43% of the Company's issued and outstanding Common Stock (without giving effect to the issuance of Common Stock issuable upon exercise of warrants and options granted by the Company).

     Under the Stockholders Agreement, the Shareholders have agreed that the Cozzi Shareholders and the MTLM Shareholders will each have the right to nominate: (i) at any time the total number of directors is an even number, one-half of the total number of directors slated for election, or (ii) at any time the total number of directors is an odd number, one-half of the next lowest even number of directors slated for election, provided in any case that each group must nominate one individual, independent and unaffiliated from the Shareholders or the Company. The Stockholders Agreement also provides that, so long as the Purchaser Condition is satisfied, Samstock has the right to designate either Sam Zell or Rod F. Dammeyer as a nominee for director, and has so nominated Rod F. Dammeyer. The Purchaser Condition is satisfied if both: (i) the date is prior to December 19, 2000, and (ii) Samstock and its Permitted Transferees (as such term is defined in the Stockholders Agreement) have not sold or transferred more than one-third of their shares (including shares issuable upon the exercise of warrants). The Stockholders Agreement further requires each Shareholder to vote for the other parties' nominees for election to the Board of Directors.

     The parties to the Stockholders Agreement also have agreed to vote for proposals, if and when presented by the Company, to amend the Company's organizational documents to require the approval of at least two-thirds of the Board of Directors to, among other things: (i) amend the Company's certificate of incorporation or bylaws; (ii) liquidate or merge the Company; (iii) sell substantially all of the Company's assets; (iv) elect or remove officers; (v) adopt an annual budget; (vi) borrow funds, sell assets or make capital expenditures exceeding $5 million; (vii) issue or register the Company's securities; (viii) declare or pay any dividends or distributions; (ix) change the compensation of or modify or terminate any written agreement with any of the Cozzi Shareholders or the MTLM Shareholders; or (x) create or change any committee of the Board of Directors.

     Under the Stockholders Agreement, the Cozzi Shareholders and the MTLM Shareholders are prohibited from transferring or disposing of their shares, or any interest therein, for the term of the agreement except in accordance with the terms of the Stockholders Agreement. Samstock is prohibited from transferring or disposing of its shares, or any interest therein, for a period of one year except in accordance with the terms of the Stockholders Agreement. If any of the Cozzi Shareholders or the MTLM Shareholders desire to sell their respective shares of Common Stock, the selling shareholder must generally offer its shares to members of its own shareholder group, members of the other shareholder group (excluding Samstock), and the Company, in that order, before selling to a third party. Also, if either group receives an offer to buy its shares from a third party, it generally must offer the other Shareholders (including Samstock) the right to participate in the offer on the same terms and conditions.

     In connection with the Company's acquisition of Proler Southwest, the former equity owners of Proler Southwest Inc. (the "Proler Shareholders") have entered into a two-year stockholders agreement with T. Benjamin Jennings, dated August 27, 1997, pursuant to which the parties agree to vote their shares of Common Stock in favor of William T. Proler (or, if he is unable to serve, another individual chosen by the Proler Shareholders) as a Director of the Company.

RESIGNATION OF GEORGE O. MOOREHEAD

     On December 1, 1997, the Company and George O. Moorehead, a former Director and Executive Vice President of the Company, entered into two agreements, a Separation Agreement and a Stock Warrant Settlement Agreement, resolving all outstanding issues between the Company and Mr. Moorehead. Pursuant to the Separation Agreement: (i) Mr. Moorehead resigned as an officer and employee of the Company and EMCO Recycling, and as a director of EMCO Recycling, effective December 1, 1997; (ii) Mr. Moorehead delivered to the Company a Non-Compete, Non-Solicitation and Confidentiality Covenant and Agreement; and (iii) the Company (a) paid Mr. Moorehead $250,000 on December 1, 1997, (b) agreed to provide Mr. Moorehead certain insurance and other benefits for a period of five years, (c) paid certain legal fees to Mr. Moorehead's counsel, and (d) agreed to permit Mr. Moorehead to exercise certain warrants to acquire Common Stock previously granted to him on a "net cashless" basis, subject to the Company's right to refuse "net cashless" exercises under certain circumstances. Pursuant to the Stock Warrant Settlement Agreement, the Company issued Mr. Moorehead warrants to purchase 200,000 shares of Common Stock at an exercise price of $12.00 per share, exercisable until December 1, 2002, and paid Mr. Moorehead approximately $665,000.

ISAAC GROUP NOTES

     In connections with the Company's acquisition of the Isaac Group on June 23, 1997, the Company incurred $45.0 million of indebtedness to former Isaac Group shareholders, of which $21.6 million remains outstanding (the "Isaac Notes"). The Isaac Notes bear interest at 8.5% per annum, payable quarterly, and mature in two equal installments on February 15, 1999 and February 15, 2000. The Isaac Notes are secured by a letter of credit that is provided under the Senior Credit Facility and is applied against the Company's availability thereunder.

OTHER RELATED PARTY TRANSACTIONS

     From August 1995 to November 1997, Xavier Hermosillo, an employee of the Company, provided investor relations services for the Company through his firm, Xavier Hermosillo & Associates. Under an agreement with Mr. Hermosillo's firm, the Company paid up to $4,000 per month for these services. The Company paid fees of $36,000 for the year ended March 31, 1998 for these services. On December 1, 1997, Mr. Hermosillo became an employee of the Company. As a finder's fee in connection with the Superior Forge acquisition, the Company issued to Xavier Hermosillo warrants to purchase 20,000 shares of Common Stock at an exercise price of $15.00 per share, exercisable for three years from the date of issuance, and also made a cash payment to him of $25,000.

     On April 11, 1996, the Company and Harold Rubenstein, a Director of the Company and one of the Company's largest shareholders, entered into a five-year consulting agreement. Under this Agreement, Mr. Rubenstein provides the Company with consulting and management assistance with respect to operations, strategic planning and other aspects of the Company's business. Fees paid for these services amounted to $84,000 for each of the years ended March 31, 1997 and 1998.

     The Company issued a promissory note, due April 11, 1999, bearing interest at 9% per year and a balance outstanding as of March 31, 1998 of approximately $547,000, to H&S Broadway, an entity principally owned by Harold Rubenstein. The Company has also issued a promissory note, due April 11, 1999, bearing interest at 9% per year, with a balance outstanding as of March 31, 1998 of approximately $403,000, to Harold Rubenstein. During the year ended March 31, 1998, the Company paid $85,501 of interest to H&S Broadway and Harold Rubenstein. On May 14, 1998, the Company repaid both obligations.

     On March 13, 1998, the Company purchased certain of the assets of Ellis Metals, which was principally owned by Harold Rubenstein. Prior to the acquisition date, the Company had entered into various transactions with Ellis Metals, including a five-year exclusive supply agreement, whereby Ellis Metals sold all of its inventory to EMCO Recycling or to EMCO Recycling's customers through a direct shipment arrangement. In the latter arrangement, EMCO Recycling received a brokerage fee. In consideration for entering into the agreement, Ellis Metals received a fee of $2,500 per month. The Company paid Ellis Metals $30,000 and $27,500 under the terms of the agreement for the years ended March 31, 1997 and March 31, 1998, respectively. Inventory purchases from Ellis Metals were $3.9 million for the year ended March 31, 1997 and $2.7 million for the year ended March 31, 1998. The Company had sales to Ellis Metals of $0.3 million for the year ended March 31, 1997. Sales to Ellis Metals were insignificant for the year ended March 31, 1998. The Company also advanced $300,000 to Ellis Metals under an unsecured promissory note, due April 12, 2001, bearing an interest rate of 9% per year. This note was discharged in connection with the Company's acquisition of the assets of Ellis Metals.

     The Company has also entered into various transactions with Empire Scrap Metals, Inc. ("Empire"), which is principally owned by Harold Rubenstein. The Company purchases inventory from Empire, from time to time, at prices equivalent to market value. Inventory purchases from Empire were insignificant for the year ended March 31, 1998 and $0.3 million for the year ended March 31, 1997.

     The Company also leased certain land to Ellis Metals. The Company received $85,500 and $78,000 in rent payments from Ellis Metals for the years ended March 31, 1998 and March 31, 1997, respectively.

     To facilitate a loan to the Company from a commercial bank, on January 7, 1997, Gerard M. Jacobs, T. Benjamin Jennings, Donald F. Moorehead, George O. Moorehead, Harold Rubenstein and Raymond F. Zack, each of whom is or was a Director at the time of the loan, provided personal guaranties to the bank. In consideration of the guaranties, the Company issued warrants to these individuals (the "Guaranty Warrants") to purchase an aggregate of 500,000 shares of Common Stock at $4.00 per share (subject to certain restrictions). The Guaranty Warrants expire on or about January 7, 2002. For a description of certain other transactions with officers of the Company, see "Employment Agreements" in Part III, Item 11 of this report.

     The Isaac Group leases certain property from a company in which George A. Isaac III, a Director and Executive Vice President of the Company, is a shareholder. The property is subject to a lease which commenced with the acquisition of the Isaac Group on June 23, 1997. The annual base rent for the property is approximately $317,000.

     HouTex leases a 45-acre processing facility located in Houston, Texas from a limited partnership affiliated with Mike Melnik, a former Director of the Company for an annual rent of $228,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS:

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
                    METAL MANAGEMENT, INC. AND SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   F-1
Consolidated Statements of Operations for the year ended
  October 31, 1995, the five months ended March 31, 1996,
  and the years ended March 31, 1997 and 1998...............   F-2
Consolidated Balance Sheets at March 31, 1997 and 1998......   F-3
Consolidated Statements of Cash Flows for the year ended
  October 31, 1995, the five months ended March 31, 1996,
  and the years ended March 31, 1997 and 1998...............   F-4
Consolidated Statements of Stockholders' Equity for the year ended October 31, 1995, the five months ended March 31,
  1996, and the years ended March 31, 1997 and 1998.........   F-5
Notes to Consolidated Financial Statements..................   F-6
(a)(2) FINANCIAL STATEMENT SCHEDULES:
Schedule II -- Valuation and qualifying accounts -- for the
  year ended October 31, 1995, the five months ended March
  31, 1996, and the years ended March 31, 1997 and 1998.....  F-27

     Schedules not listed above have been omitted because they are not required or they are inapplicable.

(a)(3) EXHIBITS:

     A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

(b) REPORTS ON FORM 8-K:

     The following reports on Form 8-K were filed during the fourth quarter of fiscal 1998:

          (1) The Company filed a report on Form 8-K on January 2, 1998, dated December 18, 1997, disclosing the Securities Purchase Agreement between the Company and Samstock, L.L.C.

          (2) The Company filed a report on Form 8-K on January 22, 1998, dated January 8, 1998, disclosing the terms of the acquisition of Houston Compressed Steel Corp.

          (3) The Company filed a report on Form 8-K on February 4, 1998, dated January 20, 1998, disclosing the terms of the acquisition of Aerospace Metals, Inc., Aerospace Parts Security, Inc. and The Suisman Titanium Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois on June 23, 1998.

                                    METAL MANAGEMENT, INC.

                                    By:         /s/ GERARD M. JACOBS

                                       -----------------------------------------
                                                   Gerard M. Jacobs
                                         Director and Chief Executive Officer

                                    By:       /s/ T. BENJAMIN JENNINGS

                                       -----------------------------------------
                                                 T. Benjamin Jennings
                                          Director, Chairman of the Board and
                                               Chief Development Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 23, 1998.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                /s/ GERARD M. JACOBS                   Director and Chief Executive Officer
-----------------------------------------------------    (Principal Executive Officer)
                  Gerard M. Jacobs

              /s/ T. BENJAMIN JENNINGS                 Director, Chairman of the Board and Chief
-----------------------------------------------------    Development Officer
                T. Benjamin Jennings

                 /s/ ALBERT A. COZZI                   Director, President and Chief Operating
-----------------------------------------------------    Officer
                   Albert A. Cozzi

               /s/ GEORGE A. ISAAC III                 Director and Executive Vice President
-----------------------------------------------------
                 George A. Isaac III

               /s/ DONALD F. MOOREHEAD                 Director
-----------------------------------------------------
                 Donald F. Moorehead

                 /s/ FRANK J. COZZI                    Director and Vice President
-----------------------------------------------------
                   Frank J. Cozzi

                /s/ GREGORY P. COZZI                   Director
-----------------------------------------------------
                  Gregory P. Cozzi

                /s/ WILLIAM T. PROLER                  Director
-----------------------------------------------------
                  William T. Proler

                /s/ HAROLD RUBENSTEIN                  Director
-----------------------------------------------------
                  Harold Rubenstein

             /s/ CHRISTOPHER G. KNOWLES                Director
-----------------------------------------------------
               Christopher G. Knowles

                 /s/ ROD F. DAMMEYER                   Director
-----------------------------------------------------
                   Rod F. Dammeyer

                 /s/ ROBERT C. LARRY                   Vice President, Finance, Treasurer and Chief
-----------------------------------------------------    Financial Officer (Principal Financial and
                   Robert C. Larry                       Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Stockholders of Metal Management, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Metal Management, Inc. and its subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1998, the five months ended March 31, 1996 and for the year ended October 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion of these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Chicago, Illinois
May 28, 1998

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                              YEAR ENDED    FIVE MONTHS ENDED   YEAR ENDED   YEAR ENDED
                                              OCTOBER 31,       MARCH 31,       MARCH 31,    MARCH 31,
                                                 1995             1996             1997         1998
                                              -----------   -----------------   ----------   ----------
Net sales...................................    $     0          $     0         $65,196      $479,707
Cost of sales...............................          0                0          58,324       431,947
                                                -------          -------         -------      --------
Gross profit................................          0                0           6,872        47,760
Operating expenses:
  General and administrative................          0              210           6,174        24,396
  Depreciation and amortization.............          0                0           2,282        10,019
  Non-recurring expenses (Note 4)...........          0                0               0        33,710
                                                -------          -------         -------      --------
Total operating expenses....................          0              210           8,456        68,125
                                                -------          -------         -------      --------
Operating loss from continuing operations...          0             (210)         (1,584)      (20,365)
Income from joint ventures..................          0                0               0           135
Interest expense............................          0                0          (1,449)       (9,018)
Interest and other income, net..............        312              142             181           228
                                                -------          -------         -------      --------
Income (loss) from continuing operations
  before
  income taxes and discontinued
  operations................................        312              (68)         (2,852)      (29,020)
Provision (benefit) for income taxes........         51              (52)           (842)         (407)
                                                -------          -------         -------      --------
Income (loss) from continuing operations....        261              (16)         (2,010)      (28,613)
Discontinued operations (Note 3):
  Gain on sale of discontinued operations,
     net of
     income taxes...........................          0                0             502           200
  Income (loss) from discontinued
     operations, net of income taxes........     (2,698)              22             345             0
                                                -------          -------         -------      --------
Net income (loss)...........................     (2,437)               6          (1,163)      (28,413)
Accretion of preferred stock to redemption
  value.....................................          0                0               0           (57)
Non-cash beneficial conversion feature of
  convertible preferred stock...............          0                0               0        (5,592)
Preferred stock dividends...................          0                0               0        (1,451)
                                                -------          -------         -------      --------
Net income (loss) applicable to Common
  Stock.....................................    $(2,437)         $     6         $(1,163)     $(35,513)
                                                =======          =======         =======      ========
Basic earnings (loss) per share:
  Income (loss) from continuing
     operations.............................    $  0.05          $  0.00         $ (0.22)     $  (1.81)
  Gain on sale of discontinued operations...       0.00             0.00            0.05          0.01
  Income (loss) from discontinued
     operations.............................      (0.53)            0.00            0.04          0.00
                                                -------          -------         -------      --------
  Net income (loss) applicable to Common
     Stock..................................    $ (0.48)         $  0.00         $ (0.13)     $  (1.80)
                                                =======          =======         =======      ========
  Weighted average shares outstanding.......      5,125            5,299           9,106        19,727
Diluted earnings (loss) per share:
  Income (loss) from continuing
     operations.............................    $  0.05          $  0.00         $ (0.22)     $  (1.81)
  Gain on sale of discontinued operations...       0.00             0.00            0.05          0.01
  Income (loss) from discontinued
     operations.............................      (0.53)            0.00            0.04          0.00
                                                -------          -------         -------      --------
  Net income (loss).........................    $ (0.48)         $  0.00         $ (0.13)     $  (1.80)
                                                =======          =======         =======      ========
  Weighted average diluted shares
     outstanding............................      5,125            5,299           9,106        19,727
Dividends declared per share of Common
  Stock.....................................    $   .18          $   .00         $   .00      $    .00

          See accompanying notes to Consolidated Financial Statements.

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                MARCH 31,    MARCH 31,
                                                                  1997         1998
                                                                ---------    ---------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 5,718     $  4,443
  Accounts receivable, net..................................       9,560      107,805
  Inventories...............................................       8,415       56,794
  Prepaid expenses and other assets.........................       1,911        5,969
  Deferred taxes............................................         104        2,558
                                                                 -------     --------
          Total current assets..............................      25,708      177,569
Property and equipment, net.................................      20,208      109,086
Goodwill and other intangibles, net.........................      23,484      186,503
Investments in joint ventures...............................           0        6,639
Other assets................................................         725        1,014
                                                                 -------     --------
          Total assets......................................     $70,125     $480,811
                                                                 =======     ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Operating lines of credit.................................     $ 7,887     $      0
  Accounts payable..........................................       5,246       60,187
  Other accrued liabilities.................................       2,746       17,078
  Current portion of notes payable to related parties.......      12,575       10,830
  Current portion of long-term debt.........................      10,809        1,036
                                                                 -------     --------
          Total current liabilities.........................      39,263       89,131
Long-term notes payable to related parties, less current
  portion...................................................       1,430       31,572
Long-term debt, less current portion........................       3,740       97,697
Deferred taxes..............................................       1,411       11,997
Other liabilities...........................................       1,133        1,532
                                                                 -------     --------
          Total liabilities.................................      46,977      231,929
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred Stock, $.01 par value -- 4,000,000 shares
  authorized:
  Convertible preferred stock -- Series A, $1,000 stated
     value; 25,759 shares issued; 15,094 shares
     outstanding............................................           0       13,981
  Convertible preferred stock -- Series B, $1,000 stated
     value; 20,000 shares issued and outstanding............           0       19,027
Common Stock, $.01 par value -- 80,000,000 shares
  authorized; 10,154,740 and 33,046,004 issued and
  outstanding at March 31, 1997 and 1998, respectively......         102          330
Warrants, 2,015,038 and 8,224,540 exercisable into Common
  Stock at March 31, 1997 and 1998, respectively............       1,351       45,870
Additional paid-in-capital..................................      16,628      200,120
Retained earnings (deficit).................................       5,067      (30,446)
                                                                 -------     --------
          Total stockholders' equity........................      23,148      248,882
                                                                 -------     --------
     Total liabilities and stockholders' equity.............     $70,125     $480,811
                                                                 =======     ========

          See accompanying notes to Consolidated Financial Statements.

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                              YEAR ENDED     FIVE MONTHS
                                              OCTOBER 31,       ENDED          YEAR ENDED       YEAR ENDED
                                                 1995       MARCH 31, 1996   MARCH 31, 1997   MARCH 31, 1998
                                              -----------   --------------   --------------   --------------
Cash flows from continuing operations:
Net income (loss) from continuing
  operations................................    $  261          $  (16)         $(2,010)         $(28,613)
Adjustments to reconcile net income (loss)
  from continuing operations to cash flows
  from continuing operations:
    Depreciation and amortization...........         0               0            2,273            10,019
    Non-cash, non-recurring expenses........         0               0                0            32,055
    Deferred income taxes...................         0               0             (733)           (2,472)
    Other...................................         0               0              254               567
  Changes in assets and liabilities, net of
    acquisitions:
    Accounts and notes receivable...........         0               0           (1,413)           (4,654)
    Inventories.............................         0               0               42            17,382
    Accounts payable........................         0               0           (1,099)          (20,304)
    Other...................................         0               0              938            (3,348)
                                                ------          ------          -------          --------
Cash flows from continuing operations.......       261             (16)          (1,748)              632
Cash flows provided (used) by investing
  activities:
  Marketable securities matured.............     1,524             637            2,794                10
  Purchases of property and equipment,
    net.....................................         0               0           (3,209)           (7,573)
  Acquisitions, net of cash acquired........         0               0           (2,545)          (43,905)
  Other.....................................       (33)              0               67               675
                                                ------          ------          -------          --------
Net cash provided (used) by investing
  activities................................     1,491             637           (2,893)          (50,793)
Cash flows provided (used) by financing
  activities:
  Net borrowings (repayments) on
    lines-of-credit.........................         0               0             (926)           15,323
  Issuances of long-term debt...............         0               0            7,806            21,343
  Repayments of long-term debt..............         0               0           (2,699)          (73,274)
  Issuances of Common Stock, net............       276             288              317            42,196
  Issuances of convertible preferred stock,
    net.....................................  0.......               0                0            42,846
  Payment of cash dividends.................      (920)              0                0                 0
                                                ------          ------          -------          --------
Net cash provided (used) by financing
  activities................................      (644)            288            4,498            48,434
                                                ------          ------          -------          --------
Cash flows from discontinued operations, net
  of divestiture proceeds...................     1,285            (831)           2,751               452
Net increase (decrease) in cash and cash
  equivalents...............................     2,393              78            2,608            (1,275)
Cash and cash equivalents at beginning of
  period....................................       639           3,032            3,110             5,718
                                                ------          ------          -------          --------
Cash and cash equivalents at end of
  period....................................    $3,032          $3,110          $ 5,718          $  4,443
                                                ======          ======          =======          ========
Supplemental Cash Flow Information:
Interest paid...............................    $    0          $    0          $ 1,085          $  8,655
Income taxes paid (refunded)................    $ (320)         $ (256)         $(1,184)         $  2,709

          See accompanying notes to Consolidated Financial Statements.

                             METAL MANAGEMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (in thousands, except shares)

                                PREFERRED STOCK        COMMON STOCK
                              -------------------   -------------------
                                                      NUMBER              ADDITIONAL            RETAINED
                                                        OF                PAID-IN-              EARNINGS
                              SERIES A   SERIES B     SHARES     AMOUNT   CAPITAL    WARRANTS   (DEFICIT)   TOTAL
                              -------    -------    ----------    ----    --------   -------    --------   --------
Balance at October 31,
  1994......................  $     0    $     0     5,097,891    $ 51    $  2,763   $     0    $  9,581   $ 12,395
Exercise of stock options...        0          0        92,000       1         244         0           0        245
Common Stock issued under
  Employee Stock Purchase
  Plan......................        0          0        24,927       0          31         0           0         31
Payment of cash dividends...        0          0             0       0           0         0        (920)      (920)
Net loss....................        0          0             0       0           0         0      (2,437)    (2,437)
                              -------    -------    ----------    ----    --------   -------    --------   --------
Balance at October 31,
  1995......................        0          0     5,214,818      52       3,038         0       6,224      9,314
Exercise of stock options...        0          0       108,636       1         271         0           0        272
Common Stock issued under
  Employee Stock Purchase
  Plan......................        0          0        11,199       0          16         0           0         16
Net income..................        0          0             0       0           0         0           6          6
                              -------    -------    ----------    ----    --------   -------    --------   --------
Balance at March 31, 1996...        0          0     5,334,653      53       3,325         0       6,230      9,608
Equity issued for
  acquisitions..............        0          0     4,700,000      47      12,759     1,049           0     13,855
Exercise of stock options...        0          0       103,850       2         281         0           0        283
Common Stock issued under
  Employee Stock Purchase
  Plan                              0          0        16,237       0          34         0           0         34
Tax benefit on option
  exercises.................        0          0             0       0         107         0           0        107
Other.......................        0          0             0       0         122       302           0        424
Net loss....................        0          0             0       0           0         0      (1,163)    (1,163)
                              -------    -------    ----------    ----    --------   -------    --------   --------
Balance at March 31, 1997...        0          0    10,154,740     102      16,628     1,351       5,067     23,148
Issuance of preferred stock,
  net.......................   23,819     19,027             0       0           0         0           0     42,846
Conversion of preferred
  stock.....................  (10,211)         0     1,032,874      10      10,971         0           0        770
Issuance of Common Stock and
  warrants in private
  offerings, net............        0          0     3,495,588      35      34,940     4,450           0     39,425
Equity issued for
  acquisitions..............        0          0    16,980,579     170     121,252    22,496           0    143,918
Common Stock issued upon
  conversion of debt........        0          0       524,569       5       3,634         0           0      3,639
Exercise of stock options
  and warrants..............        0          0       857,654       8       6,590    (3,177)          0      3,421
Preferred stock dividends...      316          0             0       0           0         0      (1,451)    (1,135)
Non-cash dividend on
  beneficial conversion
  feature of preferred
  stock.....................        0          0             0       0       5,592         0      (5,592)         0
Warrants issued to employees
  and consultants...........        0          0             0       0           0    20,750           0     20,750
Other.......................       57          0             0       0         513         0         (57)       513
Net loss....................        0          0             0       0           0         0     (28,413)   (28,413)
                              -------    -------    ----------    ----    --------   -------    --------   --------
Balance at March 31, 1998...  $13,981    $19,027    33,046,004    $330    $200,120   $45,870    $(30,446)  $248,882
                              =======    =======    ==========    ====    ========   =======    ========   ========

          See accompanying notes to Consolidated Financial Statements.

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES

  Description of business

     Metal Management, Inc., (herein referred to as "Company" or "MTLM"), formerly General Parametrics Corporation ("GPAR"), a Delaware corporation, and its wholly-owned subsidiaries are principally engaged in the business of collection and processing of ferrous and non-ferrous metals for resale to metals brokers, steel producers, and producers and processors of other metals. The Company collects industrial scrap and obsolete scrap, processes it into reusable forms, and supplies the recycled metals to its customers, including mini-mills, integrated steel mills, foundries and metals brokers. These services are provided through the Company's 54 recycling facilities located in 12 states. The Company's ferrous products primarily include shredded, sheared, hot briquetted, cold briquetted, bundled scrap and broken furnace iron. The Company also processes non-ferrous metals, including aluminum, stainless steel, copper, brass, titanium and high-temperature alloys, using similar techniques and through application of certain of the Company's proprietary technologies. Prior to April 1996, the Company was engaged in the business of designing, manufacturing and marketing color printers and related color printer consumable products (see Note 3 -- Discontinued Operations).

  Change of company name and fiscal year

     On April 9, 1996, the Company changed its name from General Parametrics Corporation to Metal Management, Inc. Effective April 15, 1996, the Company formally changed its Nasdaq stock symbol to "MTLM".

     On April 25, 1996, the Board of Directors of the Company approved a change in the Company's fiscal year end from October 31 to March 31, effective April 1, 1996.

  Basis of presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts, transactions and profits have been eliminated in consolidation. Investments in two joint ventures engaged in ferrous and non-ferrous scrap metals recycling, in which the Company through its subsidiaries own a 50% interest, are accounted for using the equity method.

  Reclassifications

     In order to maintain consistency and comparability between periods, certain prior year financial information has been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the previously reported consolidated balance sheet, results of operations or cash flows of the Company.

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

  Revenue recognition

     The Company recognizes revenue from processed product sales at the time of shipment. Revenue relating to brokered sales are generally recognized upon receipt of the materials by the customer.

  Income taxes

     The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Income tax benefits related to non-qualified stock option exercises are credited to additional paid-in-capital when realized.

  Earnings (loss) per common share

     During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 established requirements for the computation of basic earnings per share and diluted earnings per share. Earnings per share amounts for prior periods have been restated to conform with SFAS No. 128.

  Cash and cash equivalents

     Highly liquid investments with original maturities of three months or less are classified as cash equivalents.

  Accounts receivable

     Accounts receivable represents amounts due from customers on product sales. Reserves for uncollectible accounts and for tonnage variances were approximately $0.1 million and $1.6 million at March 31, 1997 and 1998, respectively.

  Property and equipment

     Property and equipment are recorded at cost less accumulated depreciation. Major renewals and improvements are capitalized while repairs and maintenance are expensed as incurred. Property and equipment acquired in purchase transactions are recorded at its estimated fair value at the time of the acquisition. Depreciation is determined for financial reporting purposes using the straight-line method over the following estimated useful lives: 10 to 40 years for buildings and improvements, 3 to 15 years for operating machinery and equipment, 2 to 10 years for furniture and fixtures and 3 to 15 years for automobiles and trucks. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in results of operations.

  Goodwill and other intangible assets

     Goodwill represents the excess of purchase consideration paid over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over a period of 40 years. Non-compete agreements are amortized on a straight-line basis over the period of the non-compete agreements, generally 8 to 10 years. Other intangible assets are amortized on a straight-line basis over the lesser of their legal or estimated useful lives. The following items comprised the balance at March 31 (in thousands):

                                                            1997       1998
                                                          --------   ---------
Goodwill................................................  $ 21,653   $ 184,167
Non-compete agreements..................................     1,403       3,236
Deferred financing costs................................         0         890
Other intangibles.......................................       979       1,778
                                                          --------   ---------
                                                            24,035     190,071
Less -- accumulated amortization........................      (551)     (3,568)
                                                          --------   ---------
                                                          $ 23,484   $ 186,503
                                                          ========   =========

     Amortization expense for the year ended March 31, 1997 and 1998 was $0.5 million and $3.5 million, respectively. The Company assesses the recoverability of its goodwill and intangible assets on an annual basis or whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows may not be sufficient to recover the recorded goodwill and intangible assets. During fiscal 1998, the Company recognized a charge of approximately $9.3 million relating to unamortized goodwill resulting from the Company's acquisition of its EMCO subsidiary.

  Impairment of long-lived assets

     During fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 is applicable for most long-lived assets, identifiable intangibles and goodwill related to those assets.

  Financial instruments

     The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate the related fair values because of the relatively short maturity of these instruments. The carrying values of line of credit borrowings, notes payable to related parties and long-term debt, including the current portion, approximate the related fair values as the stated interest rates approximate market rates.

  Concentration of credit risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk are primarily trade accounts receivable. The Company sells its products primarily to scrap metal brokers and mills located in the United States. Generally, the Company does not require collateral or other security to support customer receivables. Historically, the Company's wholly-owned subsidiaries have not experienced material losses from the noncollection of accounts receivables.

     For the year ended March 31, 1998, the Company's 10 largest customers represented approximately 40.6% of consolidated net sales. These customers comprised approximately 36.1% of accounts receivable at March 31, 1998. No single customer accounted for more than 10% of consolidated net sales.

  Recent Accounting Standards

     SFAS No. 130, "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board ("FASB") in June 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 in fiscal 1999 and does not expect the impact to be material to the Company.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued by the FASB in June 1997. This Statement establishes standards for reporting of selected information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating the impact of SFAS No. 131.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued by the FASB in February 1998. This Statement revises employers' disclosures about pension and other postretirement benefit plans. The Company will adopt SFAS No. 132 in fiscal 1999 and does not expect the impact to be material to the Company.

NOTE 2 -- ACQUISITIONS

  Acquisitions completed during fiscal 1997

     - In April 1996, the Company merged with EMCO Recycling Corp. ("EMCO"), headquartered in Phoenix, Arizona.

     - In January 1997, the Company acquired five companies comprising the MacLeod Group ("MacLeod"), headquartered in SouthGate, California. The MacLeod Group is comprised of MacLeod Metals Co., California Metals Recyling, Inc., Trojan Trading Co., Firma, Inc. and Firma Plastics Co., Inc.

     - In January 1997, the Company acquired HouTex Metals Company, Inc. ("HouTex"), headquartered in Houston, Texas.

     The purchase consideration for the acquisitions completed during fiscal 1997 was as follows (in thousands):

                                                         EMCO     MACLEOD   HOUTEX     TOTAL
                                                         ----     -------   ------     -----
Shares of restricted Common Stock issued..............    3,500      725       475      4,700
Warrants issued to purchase Common Stock..............    1,000      175       310      1,485
Cash paid, including transaction costs................   $2,219   $1,119    $1,121     $4,459
Value of Common Stock issued..........................    8,807    2,330     1,669     12,806
Value of warrants issued..............................      316      137       596      1,049
Promissory notes issued...............................        0    6,600     6,655     13,255
Other liabilities incurred............................    1,403        0         0      1,403
                                                        -------   -------   -------   -------
          Total purchase consideration................  $12,745   $10,186   $10,041   $32,972
                                                        =======   =======   =======   =======

  Acquisitions completed during fiscal 1998

     - In May 1997, the Company acquired Reserve Iron & Metal L.P. ("Reserve"). Reserve operates two processing facilities in Cleveland, Ohio and Chicago, Illinois and has a 50% interest in a joint venture which operates in Atalla, Alabama.

     - In June 1997, the Company acquired four companies under common ownership comprising The Isaac Group ("Isaac"), headquartered in Maumee, Ohio. The Isaac Group is comprised of Ferrex Trading Corporation, the Isaac Corporation, Paulding Recycling, Inc. and Briquetting Corporation of America.

     - In August 1997, the Company acquired Proler Southwest, Inc. and Proler Steelworks, L.L.C. (collectively "Proler"). Proler operates a facility in Houston, Texas and Jackson, Mississippi.

     - In December 1997, the Company acquired Cozzi Iron & Metal, Inc. ("Cozzi") headquartered in Chicago, Illinois. Cozzi also operates facilities in East Chicago, Indiana and Pittsburgh, Pennsylvania and has a 50% interest in a joint venture which operates in Memphis, Tennessee. In December 1997, the Company, through its Cozzi subsidiary, acquired Kankakee Scrap Corporation, located in Kankakee, Illinois.

     - In January 1998, the Company acquired Houston Compressed Steel Corp., headquartered in Houston, Texas.

     - In January 1998, the Company, through its Cozzi subsidiary, purchased Newell Phoenix, L.L.C.'s 50% membership interest in Salt River Recycling, L.L.C. ("Salt River"). At the time of the acquisition, Cozzi owned a 50% membership interest in Salt River.

     - In January 1998, the Company purchased substantially all of the assets of Aerospace Metals, Inc. ("Aerospace"), and certain of its affiliates headquartered in Hartford, Connecticut.

     - In February 1998, the Company, through its Cozzi subsidiary, acquired substantially all of the assets of Accurate Iron and Metal, located in Chicago, Illinois.

     - In March 1998, the Company, through its Metal Management Arizona subsidiary, acquired certain assets of Ellis Metals, Inc., ("Ellis Metals") headquartered in Tucson, Arizona.

     - In March 1998, the Company acquired Superior Forge, Inc., headquartered in Huntington Beach, California.

     The purchase consideration for the acquisitions completed during fiscal 1998 was as follows (in thousands):

                              RESERVE    ISAAC    PROLER     COZZI    AEROSPACE    OTHER     TOTAL
                              -------    -----    ------     -----    ---------    -----     -----
Shares of restricted Common
  Stock issued..............        0     1,943     1,750    11,500        403      1,385     16,981
Warrants issued to purchase
  Common Stock..............    1,400       462       375     1,500          0        120      3,857
Cash paid, including
  transaction costs.........  $ 6,589   $   536   $ 7,760   $ 7,807    $14,802    $ 7,866   $ 45,360
Value of Common Stock
  issued....................        0    21,049    11,130    65,864      5,318     18,060    121,421
Value of warrants issued....    8,118     4,862     1,574     7,505          0        368     22,427
Promissory notes issued.....    1,542    36,547    10,500         0          0      1,991     50,580
                              -------   -------   -------   -------    -------    -------   --------
          Total purchase
            consideration...  $16,249   $62,994   $30,964   $81,176    $20,120    $28,285   $239,788
                              =======   =======   =======   =======    =======    =======   ========

     The purchase consideration was allocated as follows at March 31 (in thousands):

                                                            1997       1998
                                                          --------   ---------
Fair value of tangible assets acquired..................  $ 35,399   $ 262,426
Goodwill................................................    21,653     170,422
Identifiable intangibles................................     1,403       1,834
Liabilities assumed.....................................   (25,483)   (195,569)
Stock and warrants issued...............................   (13,855)   (143,848)
Promissory notes and other consideration issued.........   (14,658)    (50,580)
                                                          --------   ---------
Cash paid...............................................     4,459      44,685
  Less: cash acquired...................................    (1,914)       (780)
                                                          --------   ---------
Net cash paid for acquisitions..........................  $  2,545   $  43,905
                                                          ========   =========

     The above transactions have been accounted for by the purchase method of accounting and are included in the Company's results of operations from the effective date of each respective acquisition. The purchase price was allocated based on estimates of the fair value of assets acquired and liabilities assumed. These estimates may be revised as necessary when information becomes available to finalize amounts allocated to assets acquired and liabilities assumed. The allocation period varies by acquisition but does not usually exceed one year. It is not expected that the finalization of purchase accounting will have any significant effect on the financial position or results of operations of the Company.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, MacLeod, HouTex, Reserve, Isaac, Proler, Cozzi, and Aerospace as if these acquisitions had occurred on April 1, 1996. The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets and additional amortization expense as a result of goodwill. The pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been in effect on April 1, 1996 (in thousands, except per share data).

                                                   UNAUDITED             UNAUDITED
                                              TWELVE MONTHS ENDED   TWELVE MONTHS ENDED
                                                MARCH 31, 1997        MARCH 31, 1998
                                              -------------------   -------------------
Net sales...................................       $697,037              $766,724
Net income (loss) from continuing operations
  applicable to Common Stock................       $    723              $(37,897)
Basic and diluted net income (loss) from
  continuing operations applicable to Common
  Stock.....................................       $   0.02              $  (1.15)

     In addition to the completed acquisitions, the Company is in various stages of negotiation to acquire a number of additional scrap metals recycling and related operations.

     See Note 15 -- Subsequent Events.

NOTE 3 -- DISCONTINUED OPERATIONS

     During the second and third quarter of fiscal 1997, the Company sold its computer printer and related products business for approximately $1.3 million in cash and other contingent consideration in the form of royalties on future product sales. Accordingly, the operating results and gain on sale have been classified as discontinued operations for all periods presented in the financial statements.

     Net revenues recognized for the discontinued operations were $9.5 million, $3.1 million and $2.3 million for the year ended October 31, 1995, the five months ended March 31, 1996 and the year ended March 31, 1997, respectively. Additional consideration from royalty income is being recognized as earned and is reported as an additional gain on sale of discontinued operations.

     Income tax provision (benefit) for the discontinued operations were approximately ($551,000), $52,000, and ($307,000) for the year ended October 31, 1995, the five months ended March 31, 1996 and the year ended March 31, 1997, respectively. Income tax provision (benefit) for the gain on sale of assets of discontinued operations was ($15,000) and $133,000 for the years ended March 31, 1997 and 1998, respectively.

NOTE 4 -- NON-RECURRING EXPENSES

     During fiscal 1998, the Company recorded the following non-recurring pre-tax charges (in thousands):

Non-cash warrant compensation expense.......................  $19,050
Severance and other termination benefits....................    2,814
EMCO shutdown...............................................   11,846
                                                              -------
                                                              $33,710
                                                              =======

     On December 1, 1997, the Company issued warrants to purchase 1,655,000 shares of Common Stock at exercise prices ranging from $4.00 per share to $12.00 per share. These warrants were issued to certain officers, employees and an outside director. The warrants, for accounting purposes, were valued using the "intrinsic value method" as prescribed under Accounting Practice Board (APB) No. 25 "Accounting for Stock Based Compensation".

     On December 1, 1997, the Company entered into a Separation Agreement and a Stock Warrant Settlement Agreement with a former officer resulting in a non-recurring charge totaling $2.8 million comprised of (a) $0.9 million of cash payments, (b) an accrual of $0.2 million for other benefits under the Separation Agreement, and (c) $1.7 million representing the value (calculated in accordance with APB No. 25) of warrants issued to purchase 200,000 shares of Common Stock.

     Upon completion of the Cozzi acquisition in December 1997, the Company adopted a formal plan to shut down its EMCO operations and to transfer certain of EMCO's assets to Salt River Recycling, which the Company will operate under the name of Metal Management Arizona. In connection with the plan to shut down EMCO, the Company recorded a pre-tax charge of approximately $11.8 million, comprised of $9.3 million for the impairment of EMCO goodwill, $2.0 million for the write-down to fair value (less selling costs) of the EMCO fixed assets to be sold or otherwise abandoned, and $0.5 million for other exit-related costs. The costs of transferring EMCO's remaining assets to Metal Management Arizona will be expensed as incurred. The exit plan is expected to be completed by December 31, 1998.

NOTE 5 -- INVENTORIES

     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following categories and amounts at March 31 (in thousands):

                                                               1997     1998
                                                              ------   -------
Ferrous metals..............................................  $2,707   $35,933
Non-ferrous metals..........................................   4,754    20,075
Other.......................................................     954       786
                                                              ------   -------
                                                              $8,415   $56,794
                                                              ======   =======

NOTE 6 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following categories and amounts at March 31 (in thousands):

                                                            1997       1998
                                                          --------   ---------
Land and improvements...................................  $  5,759   $  18,883
Buildings and improvements..............................     1,577      13,974
Operating machinery and equipment.......................    11,149      70,518
Automobiles and trucks..................................     2,550      10,057
Furniture and fixtures..................................       871       1,934
Construction in progress................................         0       1,749
                                                          --------   ---------
                                                            21,906     117,115
Less -- accumulated depreciation........................    (1,698)     (8,029)
                                                          --------   ---------
                                                          $ 20,208   $ 109,086
                                                          ========   =========

     Depreciation expense for property and equipment was $1.7 million and $7.1 million for the years ended March 31, 1997 and 1998, respectively. During the current fiscal year, the Company wrote off approximately $2.0 million of net fixed assets at its EMCO subsidiary. See Note 4 -- Non-recurring expenses.

NOTE 7 -- DEBT

  Lines-of-credit

     At March 31, 1997 and 1998, the Company and its wholly-owned subsidiaries had various revolving lines of credit with commercial lenders which provided for revolving credit at interest rates that ranged from 8.5% to 16.5%. The weighted average interest rate on the borrowings outstanding at March 31, 1997 and 1998 was 9.6%. The lines were secured by substantially all of the assets and stock of the Company's subsidiaries. Availability under the lines of credit is determined primarily based on levels of inventory and accounts receivable. Average borrowings under the various lines of credit during fiscal 1997 and 1998 were approximately $4.7 million and $17.1 million, respectively. Amounts outstanding under the various lines of credit ranged from $2.5 million to $7.9 million during fiscal 1997 and $7.3 million to $48.6 million during fiscal 1998. At March 31, 1998, the Company was in compliance with all covenants under its various lines of credit. These lines were repaid with proceeds from a new long-term credit facility and were terminated subsequent to March 31, 1998, or were consolidated with the new facility. As a result, outstanding balances are classified within long-term debt at March 31, 1998. See subsequent debt transactions below.

  Notes payable to related parties

     Notes payable to related parties were issued by the Company for acquisitions or for the purchase of real estate. The Company also assumed notes payable to related parties in connection with certain acquisitions. At March 31, notes payable to related parties were issued to the following (in thousands):

                                                             1997       1998
                                                           --------   --------
Notes issued for acquisitions:
Former shareholder of MacLeod (interest rate of 8.0% in
  1997 and 8.5% in 1998).................................  $  6,400   $  2,981
Former shareholders of HouTex (interest rate of 6.0% in
  1997), secured by a stock pledge agreement.............     6,655          0
Former shareholder of Ellis Metals (interest rate of
  9.0%)..................................................         0      1,691
Former shareholders of Isaac, due 2/15/00, (interest rate
  of
  8.5% in 1998), secured by a letter of credit...........         0     15,965
Former shareholders of Proler (interest rate of 7.0% in
  1998)..................................................         0      2,400
Notes assumed in connection with acquisitions:
Former shareholders of Isaac, due 2/15/00, (interest rate
  of
  8.5% in 1998), secured by a letter of credit...........         0      5,696
Former shareholder of Cozzi, (interest rate of 6.4% in
  1998)..................................................         0     12,719
Notes issued for real estate purchases:
Former shareholder of Ellis Metals (interest rate of 9.0%
  in 1997
  and 1998), secured by real property....................       950        950
                                                           --------   --------
                                                             14,005     42,402
Less: current portion....................................   (12,575)   (10,830)
                                                           --------   --------
Long-term notes payable to related parties...............  $  1,430   $ 31,572
                                                           ========   ========

     See subsequent debt transactions below.

     During fiscal 1998, certain selling shareholders converted an aggregate $3.6 million of notes payable into 524,569 shares of Common Stock of the Company.

     Scheduled maturities of notes payable to related parties are as follows (in thousands):

                FISCAL YEAR ENDING, MARCH 31
                ----------------------------
1999........................................................  $10,830
2000........................................................   10,831
2001........................................................        0
2002........................................................        0
2003 and thereafter.........................................   20,741
                                                              -------
                                                              $42,402
                                                              =======

  Long-term debt

     At March 31, long-term debt consisted of the following (in thousands):

                                                             1997       1998
                                                           --------   --------
Term loans, due 1998 to 2001, average interest rate of
  8.45%,
  secured by equipment or personal guarantees............  $  7,405   $ 40,221
Operating lines of credit, average interest rate of 9.6%,
  reclassed to
  long-term debt.........................................         0     48,597
Mortgage loans, due 1998 to 1999, average interest rate
  of 8.20%,
  secured by real property...............................     4,374      2,019
Other debt, due 1998 to 2006, average interest rate of
  7.87%,
  generally secured by equipment.........................     2,770      7,896
                                                           --------   --------
                                                             14,549     98,733
Less current portion.....................................   (10,809)    (1,036)
                                                           --------   --------
Long-term debt...........................................  $  3,740   $ 97,697
                                                           ========   ========

     See subsequent debt transactions below. Scheduled maturities of long-term debt are as follows (in thousands):

                FISCAL YEAR ENDING, MARCH 31
                ----------------------------
1999........................................................  $ 1,036
2000........................................................    1,485
2001........................................................      757
2002........................................................      219
2003 and thereafter.........................................   95,236
                                                              -------
                                                              $98,733
                                                              =======

  Subsequent debt transactions

     On March 31, 1998, the Company and its subsidiaries entered into a three year Senior Credit Facility. The Senior Credit Facility provides for a revolving credit and letter of credit facility of $200.0 million, subject to borrowing base limitations. The Senior Credit Facility bears interest at a floating rate per annum equal to (at the Company's option): (i) 1.75% over LIBOR or (ii) 0.5% over the agent lender's prime rate. The Company pays a unused line fee of .375% and is subject to debt covenants including an interest coverage ratio and limitations with respect to capital expenditures. The Senior Credit Facility is available for working capital and general corporate purposes, including acquisitions. The obligations of the Company and its subsidiaries under the Senior Credit Facility are secured by a security interest in substantially all of the assets and properties of the Company and its subsidiaries including pledges of stock of subsidiaries. Availability of loans and letters of credit under the Senior Credit Facility is generally limited to a borrowing base of 85% of eligible accounts receivable, 70% of eligible inventory and a $40 million fixed asset sublimit that amortizes on a quarterly basis.

     On April 1, 1998, the Company borrowed $106.8 million under the Senior Credit Facility to: (i) repay outstanding secured debt of approximately of $96.5 million; (ii) buyout operating leases of approximately $9.3 million; and (iii) pay prepayment penalties of approximately $1.0 million. The prepayment penalties will be reflected as an extraordinary charge in the first quarter of fiscal 1999. Borrowings outstanding under the Senior Credit Facility bore interest at 9.0% as of April 1, 1998.

     On May 13, 1998, the Company issued $180.0 million, 10.0% Senior Subordinated Notes due on May 15, 2008 (the "Notes") in a private placement (the "Subordinated Debt Placement"). Interest on the Notes will be payable semi-annually. The Company received net proceeds of $174.6 million in the Subordinated Debt Placement. The Notes are general unsecured obligations of the Company and are subordinated in right to payment to all senior debt of the Company, including the indebtedness of the Company under the Senior Credit Facility. The Company's payment obligations are jointly and severally guaranteed by the Company's current and certain future subsidiaries. The proceeds of the Notes were used to repay approximately $119.0 million outstanding under the Company's Senior Credit Facility and approximately $19.1 million of notes payable to related parties. The balance of the proceeds were invested in marketable securities held for working capital and general corporate purposes, including acquisitions.

     Except as described below, the Notes are not redeemable at the Company's option prior to May 15, 2003. After May 15, 2003, the Notes are redeemable by the Company at the redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest, if redeemed during the twelve month period beginning on May 15 of each of the years indicated below:

            YEAR              PERCENTAGE
            ----              ----------
2003........................     105%
2004........................     103%
2005........................     102%
2006 and thereafter.........     100%

     Also, prior to March 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 110% of the principal amount of the Notes, plus accrued and unpaid interest from the proceeds of one or more sales of Common Stock. The Notes are also redeemable at the option of the holder thereof at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest in the event of certain change of control events with respect to the Company.

     The Indenture governing the Notes (the "Indenture") contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur additional indebtedness (including by way of guarantee), subject to certain exceptions, unless the Company meets a fixed charge ratio of 2 to 1 or certain other conditions apply; (ii) issue certain types of securities containing mandatory redemption rights or which otherwise are redeemable at the option of the holder thereof prior to the maturity of the Notes; (iii) pay dividends or distributions, or make certain types of investments or other payments, unless the Company meets a fixed charge coverage ratio of 2 to 1 and the amount of the dividend or distribution, investment or other payment (together with all such other dividend, distributions, investments or other payments made through the date thereof) is less than 50% of the consolidated net income of the Company from the beginning of the fiscal quarter immediately following the date of the Indenture through the most recently ended fiscal quarter plus the aggregate amount of net equity proceeds received by the Company in such period; (iv) enter into certain transactions with affiliates;
(v) dispose of certain assets, (vi) incur liens securing pari passu or subordinated indebtedness of the Company or (vii) engage in certain mergers and consolidations.

NOTE 8 -- INCOME TAXES

     The provision (benefit) for federal and state income taxes from continuing operations is as follows (in thousands):

                                          OCTOBER 31,   MARCH 31,   MARCH 31,   MARCH 31,
                                             1995         1996        1997        1998
                                          -----------   ---------   ---------   ---------
Federal:
  Current...............................      $40         $(41)       $(170)     $ 1,162
  Deferred..............................        0            0         (649)      (1,740)
                                              ---         ----        -----      -------
                                               40          (41)        (819)        (578)
                                              ---         ----        -----      -------
State:
  Current...............................       11          (11)          61          903
  Deferred..............................        0            0          (84)        (732)
                                              ---         ----        -----      -------
                                               11          (11)         (23)         171
                                              ---         ----        -----      -------
Total tax provision (benefit)...........      $51         $(52)       $(842)     $  (407)
                                              ===         ====        =====      =======

     The deferred tax liabilities, net of deferred tax assets, are comprised of the following at March 31 (in thousands):

                                                             1997       1998
                                                            -------   --------
  Cash to accrual adjustment..............................  $   255   $    389
  Non-compete agreements..................................        0        795
  Depreciation............................................    2,329     15,281
  Other...................................................        0         75
                                                            -------   --------
Gross deferred income tax liabilities.....................    2,584     16,540
                                                            -------   --------
  Accounts receivable reserves............................        0       (315)
  Inventory...............................................     (221)       (97)
  Deferred compensation...................................        0       (759)
  Employee benefit accruals...............................      (65)      (403)
  Workers compensation....................................        0       (793)
  NOL carryforward........................................     (792)         0
  Stock based compensation................................        0     (4,389)
  Other...................................................     (199)      (345)
                                                            -------   --------
Gross deferred income tax assets..........................   (1,277)    (7,101)
                                                            -------   --------
Deferred tax asset valuation allowance....................        0          0
                                                            -------   --------
                                                            $ 1,307   $  9,439
                                                            =======   ========

     Realization of deferred tax assets is dependent upon generating sufficient future taxable income in the periods in which the assets reverse or the benefits expire. Although realization is not assured, management believes it is more likely than not that the Company's deferred tax assets will be realized through future taxable earnings. The fiscal 1997 U.S. federal net operating loss carryforward was utilized in fiscal 1998.

     The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows ($ in thousands):

                                                                                 5 MONTHS
                                                        YEAR ENDED                ENDED
                                                        OCTOBER 31,             MARCH 31,
                                                           1995         %          1996          %
                                                        -----------   -----   --------------   -----
Normal statutory rate.................................     $106        34.0        $(23)       (34.0)
State income taxes, net of federal benefit............       11         3.5         (11)       (16.1)
Tax exempt interest...................................      (66)      (21.2)        (18)       (26.4)
                                                           ----       -----        ----        -----
Provision (benefit) for income taxes..................     $ 51        16.3        $(52)       (76.5)
                                                           ====       =====        ====        =====

                                                     YEAR ENDED                 YEAR ENDED
                                                   MARCH 31, 1997      %      MARCH 31, 1998     %
                                                   ---------------   ------   --------------   ------
Normal statutory rate............................       $(998)        (35.0)     $(10,157)      (35.0)
State income taxes, net of federal benefit.......        (105)         (3.7)          278         1.0
Non-deductible goodwill..........................         145           5.1           887         3.1
Non-deductible goodwill write-off................           0           0.0         3,259        11.2
Non-deductible stock based compensation..........           0           0.0         4,968        17.1
Other............................................         116           4.1           358         1.2
                                                        -----        ------      --------      ------
Provision (benefit) for income taxes.............       $(842)        (29.5)     $   (407)       (1.4)
                                                        =====        ======      ========      ======

NOTE 9 -- STOCKHOLDERS' EQUITY

  Common Stock

     On November 29, 1997, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 40,000,000 to 80,000,000.

     During April and May 1997, the Company completed a private sale of 2,025,000 shares of the Company's Common Stock, par value $.01 per share, at $7.25 per share (the "Private Placement"), including the sale of 260,000 shares to certain officers and directors of the Company. The Company received net proceeds of approximately $14.7 million in the Private Placement.

     On December 19, 1997, the Company issued to Samstock, L.L.C., a Delaware limited liability corporation ("Samstock") 1,470,588 shares of the Company's Common Stock, (the "Samstock Shares"), pursuant to a Securities Purchase Agreement (the "Purchase Agreement") between the Company and Samstock. The Company also issued warrants to Samstock exercisable at any time prior to December 18, 2002 for: (i) 400,000 shares of Common Stock at an exercise price of $20.00 per share; and (ii) 200,000 shares of Common Stock at an exercise price of $23.00 per share. The aggregate purchase price of the Samstock Shares and warrants issued to Samstock was approximately $25.0 million.

  Convertible Preferred Stock

     The Company's Certificate of Incorporation allows the issuance of up to 4,000,000 shares of preferred stock.

     In accordance with Emerging Issues Task Force (EITF) Topic No. D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature", the Company recorded a one-time non cash dividend of approximately $5.6 million. EITF Topic No. D-60 requires that a beneficial conversion feature be recognized if preferred stock is convertible into common stock at the lower of a conversion rate fixed at the date of issue or a fixed discount to the common stock's market price at the time of conversion.

     On August 8, 1997, the Company issued 21,000 shares and between August 21, 1997 and September 8, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock, par value $.01 per share, stated value of $1,000 per share, (the "Series A Preferred Stock"). Two thousand five hundred shares of the Series A Preferred Stock were purchased by certain officers and a director of the Company. On December 1, 1997, the Company issued an aggregate of 20,000 shares of Series B Convertible Preferred Stock, par value $.01 per share, stated value of $1,000 per share (the "Series B Preferred Stock").

     Dividends on the Series A Preferred Stock and Series B Preferred Stock accrue, whether or not declared by the Board of Directors, at an annual rate of 6.0% and 4.5%, respectively, of the Stated Value of each outstanding share of Series A Preferred Stock and Series B Preferred Stock. Dividends are payable in cash or, at the Company's option, in additional shares of Preferred Stock. Dividends in arrears at March 31, 1998 for the Series A Preferred Stock and Series B Preferred Stock were approximately $63,000 and $298,000, respectively.

     The Series A Preferred Stock and the Series B Preferred Stock have a "Liquidation Preference" equal to $1,000 per share plus any accrued and unpaid dividends. Upon the liquidation, dissolution or winding up of the Company, holders of the Series A Preferred Stock and Series B Preferred Stock are entitled to receive payment of the Liquidation Preference before any payment is made to holders of Common Stock or any stock of the Company junior to the Series A Preferred Stock and Series B Preferred Stock.

     The holders of Series A Preferred Stock are able to convert the shares into Common Stock at a price equal to the lower of: (i) $18.30; or (ii) 85% of the average closing bid price for the Common Stock for the five trading days prior to the date of the conversion notice. At March 31, 1998, the outstanding shares of the Series A Preferred Stock would have converted into approximately 1.3 million shares of Common Stock, if all holders converted on that date.

     If the conversion of the Series A Preferred Stock would result in the holders receiving more than 2,500,000 Shares of Common Stock, then the Company, at its option and under certain circumstances, may redeem any shares of Series A Preferred Stock in excess of 2,500,000 shares at a redemption price equal to:
(i) 117% of the Stated Value of the shares; plus (ii) any accrued and unpaid dividends on such shares. Any shares of Series A Preferred Stock which have not been converted on or before August 8, 2000 (the "Maturity Date") will automatically be converted to shares of Common Stock at the Maturity Date based on the above conversion price. However, if, at the Maturity Date a Registration Statement covering the resale of the shares issuable upon conversion is not effective or a resale of the shares issuable upon conversion cannot be made pursuant to Rule 144(k), then the Company will be required to pay to the holders of Series A Preferred Stock, in cash, an amount equal to the Liquidation Preference for the shares which they own.

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

     The holders of Series B Preferred Stock are able to convert the shares into Common Stock at a price equal to the lowest of: (i) 120% of the closing bid price for the Common Stock on the date of purchase of the Series B Preferred Stock (the "Fixed Conversion Price"); (ii) 92.5% of the average closing bid price for the Common Stock for the five trading days prior to the date of the conversion notice; or (iii) if applicable, the lowest traded price of the Common Stock during the time when the Common Stock is not listed on a national securities exchange. At March 31, 1998, the outstanding shares of the Series B Preferred Stock would have converted into approximately 1.6 million shares of Common Stock, if all holders converted on that date.

     If the conversion of the Series B Preferred Stock would result in the holders receiving more than 2,000,000 Shares of Common Stock, then the Company may redeem any shares of Series B Preferred Stock in excess of 2,000,000 shares at a redemption price equal at its option and under certain circumstances to:
(i) 117% of the Stated Value of the shares; plus (ii) any accrued and unpaid dividends on such shares. Any shares of Series B Preferred Stock which have not been converted on or before three years after the date the Series B Preferred Stock was issued (the "Maturity Date") will automatically be converted to shares of Common Stock at the Maturity Date based on the above conversion price. However, if at the Maturity Date a Registration Statement covering the resale of the shares issuable upon conversion is not effective or a resale of the shares issuable upon conversion cannot be made pursuant to Rule 144(k), then the Company will be required to pay to the holders of Series B Preferred Stock, in cash, an amount equal to the Liquidation Preference for the shares which they own.

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

     The following presents a summary of the Series A Preferred Stock and Series B Preferred Stock issued and converted during fiscal 1998:

                                                              SERIES A   SERIES B
                                                              --------   --------
Beginning balance...........................................        0          0
Shares issued...............................................   25,000     20,000
Shares converted into Common Stock..........................  (10,665)         0
Shares issued for dividends.................................      759          0
                                                              -------     ------
Shares outstanding at March 31, 1998........................   15,094     20,000
                                                              =======     ======

NOTE 10 -- EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share includes the incremental shares issuable upon the assumed exercise of stock options and warrants, using the treasury stock method.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations per share computations (in thousands, except per share amounts):

                                                            FIVE MONTHS
                                           YEAR ENDED          ENDED          YEAR ENDED       YEAR ENDED
                                        OCTOBER 31, 1995   MARCH 31, 1996   MARCH 31, 1997   MARCH 31, 1998
                                        ----------------   --------------   --------------   --------------
Income (Numerator):
Net income (loss) from continuing
  operations..........................       $  261           $   (16)         $(2,010)         $(28,613)
Dividends and accretion applicable to
  convertible preferred stock.........            0                 0                0            (7,100)
                                             ------           -------          -------          --------
Net income (loss) applicable to Common
  Stock...............................       $  261           $   (16)         $(2,010)         $(35,713)
                                             ======           =======          =======          ========
Shares (Denominator):
Weighted average number of shares
  outstanding during the period.......        5,125             5,299            9,106            19,727
Incremental common shares attributable
  to
  dilutive options and warrants.......            0                 0                0                 0
                                             ------           -------          -------          --------
Diluted shares outstanding during the
  period..............................        5,125             5,299            9,106            19,727
                                             ======           =======          =======          ========
Basic earnings (loss) per share.......       $ 0.05           $  0.00          $ (0.22)         $  (1.81)
                                             ======           =======          =======          ========
Diluted earnings (loss) per share.....       $ 0.05           $  0.00          $ (0.22)         $  (1.81)
                                             ======           =======          =======          ========

     Due to the net loss applicable to Common Stock for the five months ended March 31, 1996 and the years ended March 31, 1997 and 1998, the effect of dilutive stock options and warrants were not included as their effect would have been anti-dilutive. However, if the Company would have reported net earnings, the incremental shares attributable to dilutive stock options and warrants would have been 125,656 for the five months ended March 31, 1996, 236,469 for the year ended March 31, 1997 and 3,388,202 for the year ended March 31, 1998. Also, the potentially dilutive effect of the Company's convertible preferred stock were not used in the diluted earnings per share calculation as its effect was anti-dilutive.

NOTE 11 -- STOCK OPTIONS AND WARRANTS

  Stock option plans

     On November 29, 1997, the Company's stockholders approved an amendment to the Company's 1996 Director Option Plan (the "Director Plan") to reserve an additional 100,000 shares for an aggregate 200,000 shares of Common Stock which can be issued under the Director Plan. The Director Plan provides for options to be granted to outside directors of the Company. Under the Director Plan, each outside director is automatically granted an option to purchase 10,000 shares on the date on which such person first becomes an outside director. Thereafter, each outside director is automatically granted an option to purchase 2,500 shares on January 15th of each year, as long as such outside director has served on the Board of Directors for at least one month. The options are granted at 100% of the market price on the date of the grant, become fully vested and exercisable on such date and expire 10 years from the date of the grant.

     On November 29, 1997, the Company's stockholders approved an amendment to the Company's 1995 Stock Option Plan (the "1995 Plan") to reserve an additional 1,300,000 shares of Common Stock for an aggregate 2,600,000 shares of Common Stock which can be issued under the 1995 Plan. The 1995 Plan allows the Board of Directors to grant options to purchase shares to officers and employees in the form of either incentive stock options (ISO's) or nonstatutory stock options (NSO's). The Board of Directors determines, within limits set forth in the 1995 Plan, the term of each option, the option exercise price, the number of shares subject to each option and the times at and conditions under which each option is or becomes exercisable.

     During fiscal 1995, the Board of Directors terminated the 1986 Stock Option Plan with respect to future grants. The following summarizes the activity of the Director Plan, 1995 Plan and the 1986 Plan for the year ended October 31, 1995, the five months ended March 31, 1996 and the years ended March 31, 1997 and 1998, respectively:

                                                        DIRECTOR & 1995 PLAN
                        -------------------------------------------------------------------------------------
                               1995                 1996                 1997                   1998
                        ------------------   ------------------   ------------------   ----------------------
                                  WEIGHTED             WEIGHTED             WEIGHTED                 WEIGHTED
                                  AVERAGE              AVERAGE              AVERAGE                  AVERAGE
                                  EXERCISE             EXERCISE             EXERCISE                 EXERCISE
                        SHARES     PRICE     SHARES     PRICE     SHARES     PRICE       SHARES       PRICE
                        ------    --------   ------    --------   ------    --------     ------      --------
Beginning balance.....        0    $0.00      51,000    $3.22     716,750    $3.92         752,500    $ 4.03
Granted...............   51,000    $3.22     665,750    $3.97     110,000    $4.53       1,218,650    $16.01
Exercised.............        0    $0.00           0    $0.00     (16,750)   $2.90        (150,000)   $ 4.00
Canceled..............        0    $0.00           0    $0.00     (57,500)   $3.89               0    $ 0.00
                        -------    -----     -------    -----     -------    -----     -----------    ------
Ending balance........   51,000    $3.22     716,750    $3.92     752,500    $4.03       1,821,150    $12.05
                        =======    =====     =======    =====     =======    =====     ===========    ======
Exercisable at end of
  period..............   25,000    $2.50     669,750    $3.91     667,500    $3.96         649,333    $ 5.28
                        =======    =====     =======    =====     =======    =====     ===========    ======
Options available for
  grant...............  449,000               83,250              630,750                  812,100
                        =======              =======              =======              ===========

                                                                              1986 PLAN
                                                        -----------------------------------------------------
                                                                  1995                        1996
                                                        ------------------------   --------------------------
                                                                      OPTION                      WEIGHTED
                                                                     PRICE PER                    AVERAGE
                                                         SHARES        SHARE        SHARES     EXERCISE PRICE
                                                         ------      ---------      ------     --------------
Beginning balance.....................................   572,800   $1.90 - $6.00     304,800       $2.71
Granted...............................................     1,500   $1.57 - $1.63           0       $0.00
Exercised.............................................   (92,000)  $2.34 - $2.98    (108,636)      $2.55
Canceled..............................................  (177,500)  $2.23 - $3.56     (39,314)      $2.77
                                                        --------   -------------   ---------       -----
Ending balance........................................   304,800   $1.57 - $6.00     156,850       $2.82
                                                        ========   =============   =========       =====
Exercisable at end of period..........................   277,497   $1.88 - $6.00     141,788       $2.87
                                                        ========   =============   =========       =====
Options available for grant...........................         0                           0
                                                        ========                   =========

                                                                                 1986 PLAN
                                                            ---------------------------------------------------
                                                                      1997                       1998
                                                            ------------------------   ------------------------
                                                                         WEIGHTED                   WEIGHTED
                                                                         AVERAGE                    AVERAGE
                                                            SHARES    EXERCISE PRICE   SHARES    EXERCISE PRICE
                                                            ------    --------------   ------    --------------
Beginning balance.........................................  156,850       $2.82          5,000       $2.50
Granted...................................................        0       $0.00              0       $0.00
Exercised.................................................  (87,100)      $2.65         (5,000)      $2.50
Canceled..................................................  (64,750)      $3.07              0       $0.00
                                                            -------                    -------
Ending balance............................................    5,000       $2.50              0       $0.00
                                                            =======                    =======
Exercisable at end of period..............................    5,000       $2.50              0       $0.00
                                                            =======                    =======
Options available for grant                                       0                          0
                                                            =======                    =======

     The following table summarizes information about stock options outstanding at March 31, 1998:

                                                     OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                              ----------------------------------   --------------------
                                                           WEIGHTED
                                                            AVERAGE     WIGHTED               WEIGHTED
                                                           REMAINING    AVERAGE                AVERAGE
                                                          CONTRACTUAL   EXERCISE              EXERCISE
          RANGE OF EXERCISE PRICES             SHARES     LIFE (YRS)     PRICE      SHARES      PRICE
          ------------------------             ------     -----------   --------    ------    --------
$2.50 to $7.00..............................    606,000       6.9        $ 4.05    578,500     $  4.00
$10.00 to $15.13............................    697,900       4.7        $13.01     50,833     $ 13.38
$16.50 to $22.13............................  517,250..       4.9        $20.20     20,000     $ 21.50
                                              ---------                            -------
                                              1,821,150                            649,333
                                              =========                            =======

  Warrants

     The Company issues warrants to purchase restricted Common Stock in connection with acquisitions or for issuance to employees or consultants for services. The summary of warrant activity for the year ended October 31, 1995, the five months ended March 31, 1996 and the years ended March 31, 1997 and 1998, respectively, is as follows:

                             1995                 1996                  1997                   1998
                       -----------------   ------------------   --------------------   --------------------
                                WEIGHTED             WEIGHTED               WEIGHTED               WEIGHTED
                                AVERAGE              AVERAGE                AVERAGE                AVERAGE
                                EXERCISE             EXERCISE               EXERCISE               EXERCISE
                       SHARES    PRICE     SHARES     PRICE      SHARES      PRICE      SHARES      PRICE
                       ------   --------   ------    --------    ------     --------    ------     --------
Beginning balance....       0    $0.00      10,000    $3.00        20,000    $3.50     2,015,038    $ 4.65
Granted..............  10,000    $3.00      10,000    $4.00     1,995,038    $4.66     7,016,925    $ 9.69
Exercised............       0    $0.00           0    $0.00             0    $0.00      (702,654)   $ 4.14
Canceled.............       0    $0.00           0    $0.00             0    $0.00      (104,769)   $12.72
                       ------    -----     -------    -----     ---------    -----     ---------    ------
Ending balance.......  10,000    $3.00      20,000    $3.50     2,015,038    $4.65     8,224,540    $ 8.89
                       ======    =====     =======    =====     =========    =====     =========    ======

     To facilitate a loan to the Company from a commercial bank, on January 7, 1997, Gerard M. Jacobs, T. Benjamin Jennings, Donald F. Moorehead, George O. Moorehead, Harold Rubenstein and Raymond F. Zack, each of whom is or was a director at the time of the loan, provided personal guaranties to a bank. In consideration for the guaranties, the Company issued warrants to these individuals to purchase an aggregate of 500,000 shares of restricted Common Stock of the Company at $4.00 per share (subject to certain restrictions). The value of the warrants were recorded as other financing costs and the Company recognized an expense of $151,000 for both the years ended March 31, 1997 and 1998 for the estimated fair value of the loan guaranty.

     In fiscal 1998, the Company recognized approximately $20.7 million of non-cash compensation expense associated with the issuance of warrants to certain employees, officers and directors. See Note 4 -- Non-recurring expenses.

     The following table summarizes information about compensation based warrants outstanding at March 31, 1998:

                                                    WARRANTS OUTSTANDING          WARRANTS EXERCISABLE
                                             ----------------------------------   --------------------
                                                          WEIGHTED
                                                           AVERAGE     WEIGHTED               WEIGHTED
                                                          REMAINING    AVERAGE                AVERAGE
                                                         CONTRACTUAL   EXERCISE               EXERCISE
         RANGE OF EXERCISE PRICES             SHARES     LIFE (YRS)     PRICE      SHARES      PRICE
-------------------------------------------  ---------      ----        ------    ---------    ------
$4.00 to $5.91.............................    805,000      4.67        $ 5.81      805,000    $ 5.81
$9.90 to $15.75............................  1,346,923      4.30        $11.86    1,195,673    $12.05

  Pro forma disclosures

     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." The Company continues to account for stock-based compensation under the provisions of APB 25, "Accounting for Stock Issued to Employees," and accordingly does not recognize compensation cost for options and warrants with exercise prices equal to market value at the date of grant. As required by SFAS No. 123, the following disclosure of pro forma information provides the effects on net loss and net loss per share as if the Company had accounted for its employee stock based compensation under the fair value method prescribed by SFAS No. 123 (in thousands, except per share data and assumptions).

                                                   FIVE MONTHS ENDED     YEAR ENDED       YEAR ENDED
                                                    MARCH 31, 1996     MARCH 31, 1997   MARCH 31, 1998
                                                   -----------------   --------------   --------------
Pro forma net loss...............................       $  (556)          $(1,290)         $(41,527)
Pro forma basic and diluted net loss per share...       $  (.10)          $  (.14)         $  (2.11)
Assumptions:
Expected life (years)............................             3                 3                 3
Expected volatility..............................         34.2%             60.0%             63.7%
Dividend yield...................................            --                --                --
Risk-free interest rate..........................         5.89%             6.52%             5.65%

     For the years ended March 31, 1997 and 1998, the weighted average fair value of options and warrants granted was as follows:

                                                               1997                    1998
                                                        -------------------   ----------------------
                                                        SHARES   FAIR VALUE    SHARES     FAIR VALUE
                                                        ------     -----      ---------     ------
Exercise price . Market price.........................  95,000     $1.59        338,750     $ 4.37
Exercise price = Market price.........................  15,000     $2.07      1,173,323     $ 7.24
Exercise price , Market price.........................     n/a       n/a      1,858,500     $14.10

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company's employee stock options and warrants. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. As a result, it is management's opinion that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options and warrants.

NOTE 12 -- EMPLOYEE BENEFIT PLANS

  401K Plans

     The Company and its wholly-owned subsidiaries sponsor qualified 401(k) plans and profit sharing plans covering certain eligible employees. Participants can elect to contribute up to a certain percentage of their qualified pre-tax compensation. Certain of the qualified 401(k) plans allow the Company to match a percentage of the contributions of participating employees as specified in the respective plans and also enable the Company to make a discretionary contribution based on the plan provisions. For the years ended March 31, 1997 and 1998, expense under the Company's 401(k) and profit sharing plans were approximately $52,000 and $361,000, respectively.

  Defined Benefit Plans

     During fiscal 1998 , the Company completed acquisitions in which it provided for the continuation of two defined benefit pension plans covering certain employees and groups of employees. The benefits are generally based on years of service and the employees' ending compensation. The Company's general funding policy is to contribute annually an amount that falls within the range determined to be deductible for federal tax purposes. Plan assets consist primarily of stocks, bonds and a receivable from the seller for a fully funded plan.

     Net pension cost includes the following components at March 31, 1998 (in thousands):

Service cost................................................  $  95
Interest cost...............................................    291
Actual return on plan assets................................   (494)
Net amortization and deferral...............................    228
                                                              -----
Net pension cost............................................  $ 120
                                                              =====

     The following table sets forth the plans' funded status and the amounts recognized in the Company's consolidated balance sheet at March 31, 1998 (in thousands):

Actuarial present value of benefit obligations:
  Vested benefit obligation.................................  $ 7,121
  Non-vested benefit obligation.............................      258
                                                              -------
  Accumulated benefit obligation............................    7,379
  Excess of projected benefit obligation over
     accumulated benefit obligation.........................    1,653
                                                              -------
  Projected benefit obligation..............................    9,032
  Plan assets at fair value.................................    7,982
                                                              -------
  Projected benefit obligation in excess of
     plan assets............................................    1,050
  Unrecognized net gain.....................................     (228)
                                                              -------
  Accrued pension liabilities                                 $ 1,278
                                                              =======

     In determining the actual actuarial present value of the projected benefit obligation, the weighted average discount rate was 7.5% as of March 31, 1998; the rate of increase in future compensation levels was 0%-5% as of March 31, 1998; and the expected long-term rate of return on assets was 7.5%-9.0% for 1998.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases certain facilities and equipment under operating leases expiring at various dates. Rent expense was $0.5 million and $3.0 million for the years ended March 31, 1997 and 1998, respectively. Most of the operating leases contain renewal options. Future minimum lease payments are as follows (in thousands):

                FISCAL YEAR ENDING, MARCH 31
                ----------------------------
1999........................................................  $3,380
2000........................................................   3,310
2001........................................................   3,028
2002........................................................   2,458
2003 and thereafter.........................................   7,806

  Environmental matters

     The Company is subject to comprehensive local, state, federal and international regulatory and statutory requirements relating to the acceptance, storage, handling and disposal of solid waste and waste water, air emissions, soil contamination and employee health, among others. The Company believes that it and its subsidiaries are in material compliance with currently applicable environmental and other applicable laws and regulations. The Company and its subsidiaries may, however, be required from time to time to engage in certain remedial activities with regard to sites owned or leased by the Company or its subsidiaries in connection with their business. Furthermore, the Company and its subsidiaries may be required to pay for a portion of the costs of certain remedial activities in regard to certain sites owned by third parties under applicable Federal Superfund laws and regulations. While it is not possible to predict the ultimate costs of resolving environmental matters, such costs are not expected to have a material effect on the consolidated financial condition or results of operations of the Company based on information currently available to the Company. However, there can be no assurance that potential damages, liabilities, expenditures, fines, and penalties will not have a material adverse effect on the Company's financial condition or results of operations. In addition, environmental legislation may in the future be enacted and create liability for past actions and the Company or its subsidiaries may be fined or held liable for damages.

  Purchase of real property

     On January 7, 1997, the Company's HouTex subsidiary entered into a 10 year lease agreement with 15/21 Japhet Realty Ltd. ("Japhet"), which is principally owned by former HouTex shareholders. The lease agreement allows Japhet to sell the property to the Company for $4.0 million between the 54th month and the 89th month of the lease term. The Company also has an option to buy the property for $4.0 million during the same period.

NOTE 14 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial information for the Company's last eight fiscal quarters (in thousands, except per share amounts)

                                                                    QUARTER ENDED
                                                        --------------------------------------
                                                        JUNE 30   SEPT. 30   DEC. 31   MAR. 31
                                                        -------   --------   -------   -------
FISCAL 1997
Net sales.............................................  $15,978   $13,964    $10,402   $24,852
Gross profit..........................................    2,000       824        382     3,666
Net income (loss) from continuing operations..........        5      (916)    (1,160)       61
Net income from discontinued operations...............      146       148         25       528
Net income (loss).....................................      151      (768)    (1,135)      589
Basic earnings (loss) per share:
  Continuing operations...............................  $   .00   $  (.10)   $  (.13)  $   .01
  Discontinued operations.............................      .02       .02        .00       .05
  Net income (loss)...................................      .02      (.08)      (.13)      .06
Diluted earnings (loss) per share:
  Continuing operations...............................  $   .00   $  (.10)   $  (.13)  $   .00
  Discontinued operations.............................      .02       .02        .00       .05
  Net income (loss)...................................      .02      (.08)      (.13)      .05

                                                                    QUARTER ENDED
                                                       ----------------------------------------
                                                       JUNE 30   SEPT. 30   DEC. 31    MAR. 31
                                                       -------   --------   -------    -------
FISCAL 1998
Net sales............................................  $54,435   $102,911   $126,007   $196,354
Gross profit.........................................    5,974     10,154     11,646     19,986
Non-recurring expenses...............................        0          0    (33,710)         0
Net income (loss) from continuing operations*........      221        (67)   (36,200)       333
Net income from discontinued operations..............      101        107        (42)        34
Net income (loss)*...................................      322         40    (36,242)       367
Basic earnings (loss) per share:
  Continuing operations*.............................  $   .02   $    .00   $  (1.75)  $    .01
  Discontinued operations............................      .00        .01        .00        .00
  Net income (loss)*.................................      .02        .01      (1.75)       .01
Diluted earnings (loss) per share:
  Continuing operations*.............................  $   .02   $    .00   $  (1.75)  $    .01
  Discontinued operations............................      .00        .01        .00        .00
  Net income (loss)*.................................      .02        .01      (1.75)       .01

---------------

* amounts include preferred stock dividends, accretion of preferred stock discount to redemption value and non-cash beneficial conversion feature of convertible preferred stock.

NOTE 15 -- SUBSEQUENT EVENTS

  Purchase transactions

     In April 1998, the Company, through its Cozzi subsidiary, acquired certain assets of Midwest Industrial Scrap, Inc., located in Chicago, Illinois. In May 1998, the Company acquired substantially all of the assets of 138 Scrap, Inc. and Katrick, Inc., headquartered in Riverdale, Illinois.

  Pooling transactions

     On May 28, 1998, the Company's wholly owned subsidiary, CB Acquisition Corporation merged with R&P Holdings, Inc., ("Bluestone") in a tax free stock for stock exchange. The Company issued approximately 1,035,000 shares of Common Stock in connection with the merger. The merger will be accounted for using the pooling-of-interests method of accounting. Beginning in fiscal 1999, the Company's historical results will be restated to include the results of Bluestone. Merger related expenses will be recognized as a one time charge in the first quarter of fiscal 1999.

     The following information summarizes the financial results of the Company and Bluestone for the periods presented. These results include a conforming accounting adjustment to change Bluestone's inventory valuation methodology from LIFO to FIFO (in thousands, except share data).

                                                 YEAR ENDED
                                                 OCTOBER 31,    FIVE MONTHS       YEAR ENDED       YEAR ENDED
                                                    1995       MARCH 31, 1996   MARCH 31, 1997   MARCH 31, 1998
                                                 -----------   --------------   --------------   --------------
Net sales......................................   $112,775        $36,366          $141,830         $570,035
Net income (loss) from continuing operations
  applicable to Common Stock...................   $  1,138        $  (953)         $ (2,108)        $(35,863)
Basic and diluted net income (loss) per share
  from continuing operations applicable to
  Common Stock.................................   $   0.18        $ (0.15)         $  (0.21)        $  (1.73)

                                                              MARCH 31, 1997   MARCH 31, 1998
                                                              --------------   --------------
ASSETS
Current assets..............................................     $48,873          $196,443
Property & equipment, net...................................      21,262           109,886
Other assets................................................       1,845             8,923
Goodwill....................................................      23,484           186,503
                                                                 -------          --------
          Total assets......................................     $95,464          $501,755
                                                                 =======          ========
LIABILITIES & EQUITY
Current liabilities.........................................     $58,879          $106,485
Non-current liabilities.....................................       9,404           143,210
Stockholder's equity........................................      27,181           252,060
                                                                 -------          --------
          Total liabilities and equity......................     $95,464          $501,755
                                                                 =======          ========

                             METAL MANAGEMENT, INC.
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

     Fiscal 1995 represents the twelve month period ended October 31. Fiscal 1996 represents the five month period from November 1, 1995 to March 31, 1996. Fiscal 1997 and 1998 represents the twelve month period ended March 31.

                                         BALANCE AT   CHARGED TO   CHARGED TO   DEDUCTIONS    BALANCE AT
FISCAL                                   BEGINNING    COSTS AND      OTHER        NET OF        END OF
 YEAR             DESCRIPTION            OF PERIOD     EXPENSES     ACCOUNTS    RECOVERIES      PERIOD
------            -----------            ----------   ----------   ----------   -----------   ----------
        Allowance for doubtful
1998    accounts.......................   $101,000    $ 641,000    $1,013,000    $(126,000)   $1,629,000
        Allowance for doubtful
1997    accounts.......................   $474,000    $ 223,000    $        0    $(596,000)   $  101,000
        Tax valuation allowance           $505,000    $(505,000)   $        0    $       0    $        0
        Allowance for doubtful
1996    accounts.......................   $414,000    $  60,000    $        0    $       0    $  474,000
        Tax valuation allowance........   $505,000    $            $        0    $       0    $  505,000
        Allowance for doubtful
1995    accounts.......................   $373,000    $ 231,000    $   10,000    $(200,000)   $  414,000
        Tax valuation allowance........   $      0    $ 505,000    $        0    $       0    $  505,000

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX

NUMBER AND DESCRIPTION OF EXHIBIT

 2.1    Purchase Agreement, dated as of March 10, 1997, between the
        Company and BancBoston Ventures, Inc. (incorporated by
        reference to Exhibit 2.1 of the Company's report on Form 8-K dated May 2, 1997).
 2.2    Purchase Agreement, dated as of January 17, 1997, among the
        Company, P. Joseph Iron & Metal, Inc., the sole general
        partner of Reserve Iron & Metal Limited Partnership, and
        Paul D. Joseph, Steven Joseph and Scott Joseph (incorporated by reference to Exhibit 2.2 of the Company's report on Form
        8-K dated May 2, 1997).
 2.3    First Amendment to Purchase Agreement, dated as of March 6,
        1997, among the Company, P. Joseph Iron & Metal, Inc., the sole general partner of Reserve Iron & Metal Limited
        Partnership, and Paul D. Joseph, Steven Joseph and Scott
        Joseph (incorporated by reference to Exhibit 2.3 of the
        Company's report on Form 8-K dated May 2, 1997).
 2.4    Second Amendment to Purchase Agreement, dated May 1, 1997, among the Company, P. Joseph Iron & Metal, Inc., the sole
        general partner of Reserve Iron & Metal Limited Partnership, and Paul D. Joseph, Steven Joseph and Scott Joseph
        (incorporated by reference to Exhibit 2.4 of the Company's report on Form 8-K dated May 2, 1997).
 2.5    Purchase Agreement, dated as of June 23, 1997, among the
        Company, Isaac Corporation, Ferrex Trading Corporation,
        Paulding Recycling, Inc. and Briquetting Corporation of
        America (incorporated by reference to Exhibit 2.1 of the
        Company's report on Form 8-K dated June 23, 1997).
 2.6    Agreement and Plan of Merger, dated as of August 27, 1997, by and among the Company, Proler Acquisition, Inc., Proler
        Southwest Inc. and the Shareholders of Proler Southwest Inc.
        (incorporated by reference to Exhibit 2.1 of the Company's report on Form 8-K dated August 28, 1997).
 2.7    Purchase Agreement for Membership Interests of Proler
        Steelworks L.L.C., dated as of August 27, 1997, by and among the Company, Proler Steelworks L.L.C. and the Members of
        Proler Steelworks L.L.C. (incorporated by reference to
        Exhibit 2.2 of the Company's report on Form 8-K dated August
        28, 1997).
 2.8    Agreement and Plan of Merger, dated May 16, 1997 (as
        amended), among Cozzi Iron & Metal, Inc. and its
        shareholders, the Company and CIM Acquisition, Co.
        (incorporated by reference to Exhibit 2.1 of the Company's report on Form 8-K dated December 1, 1997).
 2.9    Asset Purchase Agreement, dated as of January 20, 1998,
        between the Company, AMI Acquisition Co., Aerospace Metals,
        Inc., Aerospace Parts Security, Inc., Suisman Titanium
        Corporation, and Michael Suisman, the sole shareholder of
        Aerospace Metals, Inc. and Aerospace Parts Security, Inc.
        (incorporated by reference to Exhibit 2.1 of the Company's report on Form 8-K dated January 20, 1998).
 3.1*   Certificate of Incorporation of the Company, as amended
        through June 23, 1998.
 3.2*   Amended and Restated Bylaws of the Company.
 4.1    Specimen of Stock Certificate (incorporated by reference to
        Exhibit 4.1 of the Company's Annual Report on Form 10-K for
        the year ended March 31, 1997).
 4.2    1995 Stock Plan and Form of Option Agreement (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended March 31, 1997).
 4.3    1996 Director Option Plan and Form of Option Agreement
        (incorporated by reference to Exhibit 4.3 of the Company's
        Annual Report on Form 10-K for the year ended March 31,
        1997).

                                      EX-1

     4.4*  Registration Rights Agreement, dated as of June 23, 1997, by and between the Company and the George A.
           Isaac, III Second Revocable Trust.
     4.5   Registration Rights Agreement, dated as of November 20, 1997, by and among the Company, Proprietary
           Convertible Investment Group, Inc., and Capital Ventures International (incorporated by reference to
           Exhibit 10.5 of the Company's report on Form 8-K dated December 1, 1997).
     4.6   Shelf Registration Rights Agreement, dated December 19, 1997, between the Company and Samstock, L.L.C.
           (incorporated by reference to Exhibit 4.2 of the Company's report on Form 8-K dated December 18, 1997).
     4.7   Amended and Restated Registration Rights Agreement, dated December 19, 1997, among the Company, T.
           Benjamin Jennings, Gerard M. Jacobs, Albert A. Cozzi, Frank J. Cozzi, Gregory P. Cozzi and Samstock,
           L.L.C. (incorporated by reference to Exhibit 4.3 of the Company's report on Form 8-K dated December 18,
           1997).
     4.8   Registration Rights Agreement, dated December 18, 1997, between the Company and Ronald I. Romano, Lolita
           A. Romano, Ronald T. Romano and Ryan E. Romano (incorporated by reference to Exhibit 4.4 of the Company's report on Form 8-K dated January 2, 1998).
     4.9   Registration Rights Agreement, dated January 20, 1998, by and between the Company and Aerospace Metals,
           Inc. (incorporated by reference to Exhibit 10.3 of the Company's report on Form 8-K dated January 20,
           1998).
     4.10  Registration Rights Agreement, dated January 30, 1998, by and between the Company and Newell Phoenix,
           L.L.C. (incorporated by reference to Exhibit 4.5 of the Company's registration statement on Form S-3 dated February 10, 1998).
     4.11  Indenture, dated as of May 13, 1998, among the Company, the Guarantors (as defined therein) and LaSalle
           National Bank, as Trustee (incorporated by reference to Exhibit 10.2 of the Company's report on Form 8-K dated May 13, 1998).
     4.12* First Supplemental Indenture, dated as of May 31, 1998, executed by R&P Holdings, Inc., Charles Bluestone
           Company and R&P Real Estate, Inc., amending Indenture, dated as of May 13, 1998, among the Company, the
           Guarantors and LaSalle National Bank, as Trustee.
     4.13* Second Supplemental Indenture, dated as of June 19, 1998, executed by Metal Management Gulf Coast, Inc., amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle National
           Bank, as Trustee.
     4.14  Exchange and Registration Rights Agreement, dated as of May 13, 1998, by and among the Company, the
           Guarantors, Goldman, Sachs & Co., BT Alex. Brown Incorporated and Salomon Brothers Inc (incorporated by reference to Exhibit 10.3 of the Company's report on Form 8-K dated May 13, 1998).
    10.1   Employment Agreement, dated August 26, 1996, between the Company and Robert C. Larry (incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended December 31, 1996).
    10.2   Employment Agreement, dated June 23, 1997, between the Company and George A. Isaac III (incorporated by reference to Exhibit 2.2 of the Company's report on Form 8-K dated June 23, 1997).
    10.3*  Warrant to Purchase 462,500 shares of Common Stock, dated June 23, 1997, issued by the Company to the
           George A. Isaac, III Second Revocable Trust.
    10.4   Warrant to purchase 105,000 shares of Common Stock, dated May 1, 1997, issued by the Company to Paul D.
           Joseph (incorporated by reference to Exhibit 4.5 of the Company's registration statement on Form S-3 dated January 13, 1998).
    10.5   Employment Agreement, dated as of August 27, 1997, by and between the Company and William T. Proler
           (incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K dated August 28, 1997).

                                      EX-2

10.6    Form of Stock Warrant Settlement Agreement, dated as of
        November 7, 1997, between the Company, EMCO Recycling Corp.
        and George O. Moorehead (incorporated by reference to Exhibit 10.1 of the Company's report on Form 8-K dated
        December 1, 1997).
10.7 Form of Letter regarding Separation Agreement, dated as of November 7, 1997, between the Company and George O.
        Moorehead (incorporated by reference to Exhibit 10.2 of the Company's report on Form 8-K dated December 1, 1997).
10.8    Form of Non-Compete, Non-Solicitation and Confidentiality
        Covenant and Agreement, dated as of November 7, 1997, by and between the Company and George O. Moorehead (incorporated by reference to Exhibit 10.3 of the Company's report on Form
        8-K dated December 1, 1997).
10.9    Securities Purchase Agreement, dated as of November 20,
        1997, among the Company, Proprietary Convertible Investment
        Group, Inc., and Capital Ventures International
        (incorporated by reference to Exhibit 10.4 of the Company's report on Form 8-K dated December 1, 1997).
10.10   Employment Agreement, dated December 1, 1997, between the
        Company and T. Benjamin Jennings (incorporated by reference to Exhibit 10.6 of the Company's report on Form 8-K dated
        December 1, 1997).
10.11   Employment Agreement, dated December 1, 1997, between the
        Company and Gerard M. Jacobs (incorporated by reference to
        Exhibit 10.9 of the Company's report on Form 8-K dated
        December 1, 1997).
10.12   Employment Agreement, dated December 1, 1997, between the
        Company and Albert A. Cozzi (incorporated by reference to
        Exhibit 10.12 of the Company's report on Form 8-K dated
        December 1, 1997).
10.13   Employment Agreement, dated December 1, 1997, between the
        Company and Frank J. Cozzi (incorporated by reference to
        Exhibit 10.15 of the Company's report on Form 8-K dated
        December 1, 1997).
10.14 Warrant to purchase 350,000 shares of Common Stock at an exercise price of $12.00 per share, dated December 1, 1997, issued by the Company to T. Benjamin Jennings (incorporated by reference to Exhibit 10.7 of the Company's report on Form
        8-K dated December 1, 1997).
10.15 Warrant to purchase 375,000 shares of Common Stock at an exercise price of $5.91 per share, dated December 1, 1997, issued by the Company to T. Benjamin Jennings (incorporated by reference to Exhibit 10.8 of the Company's report on Form
        8-K dated December 1, 1997).
10.16 Warrant to purchase 350,000 shares of Common Stock at an exercise price of $12.00 per share, dated December 1, 1997, issued by the Company to Gerard M. Jacobs (incorporated by reference to Exhibit 10.10 of the Company's report on Form
        8-K dated December 1, 1997).
10.17 Warrant to purchase 375,000 shares of Common Stock at an exercise price of $5.91 per share, dated December 1, 1997, issued by the Company to Gerard M. Jacobs (incorporated by reference to Exhibit 10.11 of the Company's report on Form
        8-K dated December 1, 1997).
10.18 Warrant to purchase 377,586 shares of Common Stock at an exercise price of $5.91 per share, dated December 1, 1997, issued by the Company to Albert A. Cozzi (incorporated by reference to Exhibit 10.13 of the Company's report on Form
        8-K dated December 1, 1997).
10.19 Warrant to purchase 377,586 shares of Common Stock at an exercise price of $15.84 per share, dated December 1, 1997, issued by the Company to Albert A. Cozzi (incorporated by reference to Exhibit 10.14 of the Company's report on Form
        8-K dated December 1, 1997).
10.20 Warrant to purchase 291,380 shares of Common Stock at an exercise price of $5.91 per share, dated December 1, 1997, issued by the Company to Frank J. Cozzi (incorporated by reference to Exhibit 10.16 of the Company's report on Form
        8-K dated December 1, 1997).
10.21 Warrant to purchase 291,380 shares of Common Stock at an exercise price of $15.84 per share, dated December 1, 1997, issued by the Company to Frank J. Cozzi (incorporated by reference to Exhibit 10.17 of the Company's report on Form
        8-K dated December 1, 1997).

                                      EX-3

10.22   Warrant to purchase 81,035 shares of Common Stock at an
        exercise price of $5.91 per share, dated December 1, 1997, issued by the Company to Gregory P. Cozzi (incorporated by reference to Exhibit 10.19 of the Company's report on Form
        8-K dated December 1, 1997).
10.23   Warrant to purchase 81,035 shares of Common Stock at an
        exercise price of $15.84 per share, dated December 1, 1997, issued by the Company to Gregory P. Cozzi (incorporated by reference to Exhibit 10.20 of the Company's report on Form
        8-K dated December 1, 1997).
10.24   Warrant to purchase 600,000 shares of Common Stock, dated
        December 19, 1997, issued by the Company to Samstock, L.L.C.
        (incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K dated December 18, 1997).
10.25   Securities Purchase Agreement, dated December 19, 1997,
        between the Company and Samstock, L.L.C. (incorporated by
        reference to Exhibit 10.1 of the Company's report on Form
        8-K dated December 18, 1997).
10.26   Amended and Restated Stockholders Agreement, dated December
        19, 1997, among T. Benjamin Jennings, Gerard M. Jacobs,
        Albert A. Cozzi, Frank J. Cozzi, Gregory P. Cozzi, Samstock,
        L.L.C. and the Company (incorporated by reference to Exhibit
        10.2 of the Company's report on Form 8-K dated December 18,
        1997).
10.27   Credit Agreement, dated March 31, 1998, by and among the
        Company and its subsidiaries named therein and BT Commercial
        Corporation (incorporated by reference to Exhibit 10.1 of
        the Company's report on Form 10-K dated March 31, 1998).
10.28*  Amendment No. 1 to Credit Agreement, dated as of June 12,
        1998, by and among the Company and its subsidiaries named
        therein and BT Commercial Corporation.
10.29*  Amendment No. 2 to Credit Agreement, dated as of June 19,
        1998, by and among the Company and its subsidiaries named
        therein and BT Commercial Corporation.
10.30   Purchase Agreement, dated May 8, 1998, among the Company,
        the Guarantors, Goldman, Sachs & Co., BT Alex. Brown
        Incorporated and Salomon Brothers Inc (incorporated by
        reference to Exhibit 10.1 of the Company's report on Form
        8-K dated May 13, 1998).
11.1*   Computation of Earnings Per Share.
21.1*   Subsidiaries of the Company.
23.1*   Consent of Price Waterhouse LLP.
27.1*   Financial Data Schedule.

-------------------------
* Included with this Annual Report on Form 10-K.

                                      EX-4