Form 10-Q
period 1998-06-30
METAL MANAGEMENT INC
filed 1998-08-14
CIK 795665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

   For the quarterly period ended June 30, 1998

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

     As of August 7, 1998, the Registrant had 39,099,812 shares of Common Stock outstanding.

                                     INDEX

                                                                             PAGE
                                                                             ----
PART I: FINANCIAL INFORMATION
ITEM 1:        Financial Statements
               Consolidated Condensed Balance Sheets -- June 30, 1998
                 (unaudited) and March 31, 1998............................    1
               Consolidated Condensed Statements of Operations -- three
                 months ended June 30, 1998 and 1997 (unaudited)...........    2
               Consolidated Condensed Statements of Cash Flows -- three
                 months ended June 30, 1998 and 1997 (unaudited)...........    3
               Consolidated Condensed Statements of Stockholders' Equity --
                 March 31, 1998 and June 30, 1998 (unaudited)..............    4
               Notes to Consolidated Condensed Financial Statements
                 (unaudited)...............................................    5
ITEM 2:        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................   12

PART II: OTHER INFORMATION
ITEM 1:        Legal Proceedings...........................................   19
ITEM 2:        Changes in Securities.......................................   19
ITEM 5:        Other Information...........................................   19
ITEM 6:        Exhibits and Reports on Form 8-K............................   19
               SIGNATURES..................................................   20
               Exhibit Index...............................................   21

PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,     MARCH 31,
                                                                 1998         1998
                                                               --------     ---------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 12,244     $  4,464
  Accounts receivable, net..................................    117,238      122,404
  Inventories...............................................     66,068       61,942
  Prepaid expenses and other assets.........................      8,446        8,569
                                                               --------     --------
     Total current assets...................................    203,996      197,379
Property and equipment, net.................................    136,450      109,886
Goodwill and other intangibles, net.........................    210,728      186,503
Investments in joint ventures...............................      7,714        7,496
Other assets................................................      1,023        1,162
                                                               --------     --------
     Total assets...........................................   $559,911     $502,426
                                                               ========     ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 63,177     $ 66,845
  Other accrued liabilities.................................     16,104       17,076
  Current portion of notes payable to related parties.......     11,580       10,830
  Current portion of long-term debt.........................        934        1,047
                                                               --------     --------
     Total current liabilities..............................     91,795       95,798
Long-term notes payable to related parties, less current
  portion...................................................     10,830       31,762
Long-term debt, less current portion........................    182,036      107,827
Deferred taxes..............................................     13,422       11,922
Other liabilities...........................................      2,111        2,339
                                                               --------     --------
     Total liabilities......................................    300,194      249,648
Stockholders' equity:
  Convertible preferred stock - Series A....................     12,147       13,981
  Convertible preferred stock - Series B....................     18,753       19,027
  Common stock..............................................        353          341
  Warrants..................................................     46,547       45,870
  Additional paid-in-capital and other......................    210,916      200,150
  Accumulated deficit.......................................    (28,999)     (26,591)
                                                               --------     --------
     Total stockholders' equity.............................    259,717      252,778
                                                               --------     --------
     Total liabilities and stockholders' equity.............   $559,911     $502,426
                                                               ========     ========

    The accompanying notes are an integral part of the financial statements

                             METAL MANAGEMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 1998   JUNE 30, 1997
                                                              -------------   -------------
Net sales...................................................    $214,951         $82,105
Cost of sales...............................................     195,202          74,731
                                                                --------         -------
Gross profit................................................      19,749           7,374
Operating expenses:
  General and administrative................................      11,545           4,210
  Depreciation and amortization.............................       4,389           1,314
  Merger expenses...........................................         932               0
                                                                --------         -------
Total operating expenses....................................      16,866           5,524
                                                                --------         -------
Operating income from continuing operations.................       2,883           1,850
Income (loss) from joint ventures...........................        (160)            130
Interest expense............................................       4,933           1,520
Interest and other income, net..............................         569              95
                                                                --------         -------
Income (loss) from continuing operations before income
  taxes, discontinued operations and extraordinary charge...      (1,641)            555
Provision (benefit) for income taxes........................        (489)            269
                                                                --------         -------
Income (loss) from continuing operations before discontinued
  operations and extraordinary charge.......................      (1,152)            286
Discontinued operations:
  Gain on sale of discontinued operations, net of taxes.....          47             101
                                                                --------         -------
Income (loss) before extraordinary charge...................      (1,105)            387
Extraordinary charge for early retirement of debt, net of
  taxes.....................................................         862               0
                                                                --------         -------
Net income (loss)...........................................      (1,967)            387
Preferred stock dividends...................................         441               0
                                                                --------         -------
Net income (loss) applicable to Common Stock................    $ (2,408)        $   387
                                                                ========         =======
Basic earnings (loss) per common share for:
  Continuing operations.....................................    $  (0.05)        $  0.02
  Gain on sale of discontinued operations...................        0.00            0.01
  Extraordinary charge......................................       (0.02)           0.00
                                                                --------         -------
  Net income (loss) applicable to Common Stock..............    $  (0.07)        $  0.03
                                                                ========         =======
Weighted average shares outstanding.........................      34,284          12,956
Diluted earnings (loss) per common share for:
  Continuing operations.....................................    $  (0.05)        $  0.02
  Gain on sale of discontinued operations...................        0.00            0.01
  Extraordinary charge......................................       (0.02)           0.00
                                                                --------         -------
  Net income (loss) applicable to Common Stock..............    $  (0.07)        $  0.03
                                                                ========         =======
Weighted average diluted shares outstanding.................      34,284          14,933

    The accompanying notes are an integral part of the financial statements

                             METAL MANAGEMENT, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                                JUNE 30,        JUNE 30,
                                                                  1998            1997
                                                                --------        --------
Cash flows from continuing operations:
Net income (loss) from continuing operations................    $  (1,152)       $   286
Adjustments to reconcile net income (loss) from continuing
  operations to cash flows from continuing operations:
       Discontinued operations..............................           59            101
       Extraordinary charge on retirement of debt...........         (862)             0
       Depreciation and amortization........................        4,389          1,314
       Amortization of debt issuance costs..................          380              0
       Other................................................          (99)          (140)
Changes in assets and liabilities, net of effects of
  acquisitions:
       Accounts receivable, net.............................        6,784         (7,672)
       Inventories..........................................       (1,767)           218
       Accounts payable.....................................       (4,764)         2,651
       Other................................................       (3,220)        (3,067)
                                                                ---------        -------
Cash flows from continuing operations.......................         (252)        (6,309)
Cash flows used by investing activities:
  Purchases of property and equipment.......................       (4,751)          (952)
  Costs of operating leases buyout..........................       (9,777)             0
  Acquisitions, net of cash acquired........................      (17,458)        (6,288)
  Other.....................................................          118            325
                                                                ---------        -------
Net cash used by investing activities.......................      (31,868)        (6,915)
Cash flows provided by financing activities:
  Net borrowings on lines-of-credit.........................            0          5,610
  Issuances of long-term debt...............................      556,581          2,923
  Repayments of long-term debt..............................     (506,645)       (10,844)
  Fees paid to issue long-term debt.........................       (9,230)             0
  Penalties paid on early retirement of debt................         (973)             0
  Issuances of Common Stock.................................          167         13,557
                                                                ---------        -------
Net cash provided by financing activities...................       39,900         11,246
                                                                ---------        -------
Net increase (decrease) in cash and cash equivalents........        7,780         (1,978)
Cash and cash equivalents at beginning of period............        4,464          5,768
                                                                ---------        -------
Cash and cash equivalents at end of period..................    $  12,244        $ 3,790
                                                                =========        =======
Supplemental cash flow information:
Interest paid...............................................    $   4,477        $ 1,652
Income taxes paid...........................................    $   2,302        $   790

    The accompanying notes are an integral part of the financial statements

                             METAL MANAGEMENT, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (UNAUDITED, IN THOUSANDS, EXCEPT SHARES)

                                                       COMMON STOCK
                                PREFERRED STOCK     -------------------              ADDITIONAL
                              -------------------   NUMBER OF                         PAID-IN-    ACCUMULATED
                              SERIES A   SERIES B     SHARES     AMOUNT   WARRANTS    CAPITAL       DEFICIT      TOTAL
                              --------   --------   ---------    ------   --------   ----------   -----------    -----
Balance at March 31, 1998...  $13,981    $19,027    34,080,830    $341    $45,870     $200,150     $(26,591)    $252,778
Conversion of preferred
  stock.....................   (1,834)      (274)      254,025       2          0        2,472            0          366
Equity issued for
  acquisitions..............        0          0       902,634       9        699        8,571            0        9,279
Preferred stock dividends...        0          0             0       0          0            0         (441)        (441)
Other.......................        0          0        53,935       1        (22)        (277)           0         (298)
Net loss....................        0          0             0       0          0            0       (1,967)      (1,967)
                              -------    -------    ----------    ----    -------     --------     --------     --------
Balance at June 30, 1998....  $12,147    $18,753    35,291,424    $353    $46,547     $210,916     $(28,999)    $259,717
                              =======    =======    ==========    ====    =======     ========     ========     ========

    The accompanying notes are an integral part of the financial statements

                             METAL MANAGEMENT, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited consolidated condensed financial statements include the accounts of Metal Management, Inc. and its subsidiaries (herein referred to as "MTLM" or the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated condensed financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998 and in the Company's Current Report on Form 8-K dated July 1, 1998.

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

NOTE 2 -- MERGERS AND ACQUISITIONS

  Mergers accounted as Pooling-of-Interests

     On May 28, 1998, the Company merged with R&P Holdings, Inc. ("Bluestone") through a tax-free stock-for-stock exchange. The Company issued 1,034,826 shares of common stock, par value $.01 per share ("Common Stock") in exchange for all the outstanding common stock of Bluestone. The merger is accounted for as a pooling-of-interests under Accounting Principles Board (APB) No. 16, "Business Combinations." All financial data of the Company, including the Company's previously issued financial statements presented in this Form 10-Q, have been restated to include the historical financial information of Bluestone in accordance with generally accepted accounting principles and pursuant to Regulation S-X. Certain reclassifications were made to Bluestone financial statements to conform to the Company's presentation.

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

     The following table presents net sales and net income (loss) applicable to Common Stock for the three months ended June 30. The only conforming accounting adjustment changes Bluestone inventory valuation methodology from a LIFO basis to a FIFO basis (in thousands):

                                                              1998      1997
                                                              ----      ----
NET SALES:
  The Company -- historical...............................  $199,152   $54,435
  Bluestone...............................................    15,799    27,670
                                                            --------   -------
  Combined................................................  $214,951   $82,105
                                                            ========   =======
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK:
  The Company -- historical...............................  $ (1,215)  $   221
  Bluestone...............................................      (378)      187
  Conforming accounting adjustments, net of tax...........         0      (122)
                                                            --------   -------
     Net income (loss) from continuing operations.........    (1,593)      286
  Net income from discontinued operations.................        47       101
  Extraordinary charge on early retirement of debt........      (862)        0
                                                            --------   -------
  Combined................................................  $ (2,408)  $   387
                                                            ========   =======

     In connection with the Bluestone merger, the Company recognized merger expenses of approximately $932,000 during the quarter. Merger expenses consisted primarily of professional fees and expenses for accountants, attorneys, and investment bankers as well as other related charges.

  Acquisitions completed during the three months ended June 30, 1998

     - In April 1998, the Company through its Cozzi Iron & Metal, Inc. ("Cozzi") subsidiary, acquired certain assets of Midwest Industrial Metals Corp., located in Chicago, Illinois.

     - In May 1998, the Company acquired substantially all of the assets of 138 Scrap, Inc. and Katrick, Inc., located in Riverdale, Illinois.

     - In June 1998, the Company acquired certain assets related to the scrap metal businesses of Goldin Industries, Inc., Goldin of Alabama, Inc., and Goldin of Louisiana, Inc. (collectively "Goldin"). Goldin's operations (now operated under the name Metal Management Gulf Coast, Inc.) are located in Gulfport, Mississippi, Mobile, Alabama and Harvey, Louisiana.

     - In June 1998, a wholly owned subsidiary of the Company merged with and into Newell Recycling of Denver, Inc., which subsequently changed its name to Newell Recycling West, Inc. ("Newell"). Newell operates facilities in Denver and Colorado Springs, Colorado. In June 1998, Newell acquired substantially all of the assets of Newell Recycling of Utah, LLC, in a related transaction.

     The purchase consideration for the above acquisitions was as follows (in thousands):

Shares of restricted Common Stock issued....................      903
Warrants issued to purchase Common Stock....................      150
Cash paid, including transaction costs......................  $17,753
Value of Common Stock issued................................    8,580
Value of warrants issued....................................      699
Promissory notes issued.....................................      750
                                                              -------
Total purchase consideration................................  $27,782
                                                              =======

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

     The allocation of purchase consideration was as follows at June 30 (in thousands):

                                                             1998       1997
                                                             ----       ----
Fair value of tangible assets acquired....................  $18,852   $111,954
Goodwill..................................................   16,153     53,371
Identifiable intangibles..................................        0      1,834
Liabilities assumed.......................................   (7,428)   (90,011)
Stock and warrants issued.................................   (9,279)   (32,563)
Promissory notes and other consideration issued...........     (750)   (38,089)
                                                            -------   --------
Cash paid.................................................   17,548      6,496
  Less: cash acquired.....................................      (90)      (208)
                                                            -------   --------
Net cash paid for acquisitions............................  $17,458   $  6,288
                                                            =======   ========

     The above transactions have been accounted for by the purchase method of accounting and are included in the Company's results of operations from the effective date of each respective acquisition. The purchase price was allocated based on estimates of the fair value of assets acquired and liabilities assumed. These estimates are revised during the allocation period as necessary when information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies by acquisition but does not usually exceed one year. It is not expected that the finalization of purchase accounting will have any significant effect on the financial position and results of operations of the Company.

  Acquisitions completed subsequent to June 30, 1998

     - In July 1998, the Company acquired the common stock of Naporano Iron & Metal, Co. and Nimco Shredding Co. (collectively "Naporano"), located in Newark, New Jersey.

     - In July 1998, the Company acquired substantially all of the assets of Michael Schiavone & Sons, Inc. and related entities, located in North Haven and Torrington, Connecticut.

     - In July 1998, the Company acquired substantially all of the assets of M. Kimerling & Sons, Inc., located in Birmingham, Alabama.

     - In July 1998, the Company acquired substantially all of the assets of Nicroloy Company, located in Heidelberg, Pennsylvania.

     - In July 1998, the Company through its Cozzi subsidiary, acquired certain assets of Midwest Metallics, L.P., located in Chicago, Illinois.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, Reserve Iron & Metal, Limited Partnership ("Reserve"), the Isaac Corporation and Ferrex Trading Corporation (collectively, "Isaac"), Proler Southwest, Inc. and Proler Steelworks, L.L.C. (collectively, "Proler"), Cozzi, Aerospace Metals, Inc. ("Aerospace"), and Naporano as if these acquisitions had occurred on April 1, 1997, and a summary consolidated balance sheet of the Company and Naporano as if the acquisition of Naporano occurred on June 30, 1998. The Reserve, Isaac, Proler, Cozzi and Aerospace acquisitions were completed by the Company during fiscal 1998. The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets acquired, additional amortization expense as a result of goodwill and interest expense related to cash portions of purchase consideration and assumed debt. The pro forma statement of operations includes non-recurring expenses, merger and transaction costs of $4.0 million for the three months ended June 30, 1998 and $33.7 million for the twelve months ended March 31, 1998. The pro forma statement of operations for the twelve months ended March 31, 1998 also includes a charge for a

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

$5.6 million non-cash dividend on the beneficial conversion feature of Convertible Preferred Stock. The pro forma results do not purport to be indicative of the financial position which actually would have resulted had the acquisitions been in effect on April 1, 1997 (in thousands, except share data).

                                                             THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                                               JUNE 30, 1998         MARCH 31, 1998
                                                             ------------------    -------------------
                                                                 UNAUDITED              UNAUDITED
STATEMENT OF OPERATIONS
Net sales..................................................       $255,107             $1,020,030
Net loss from continuing operations applicable to Common
  Stock....................................................       $ (4,097)            $  (37,020)
Basic and diluted net loss from continuing operations
  applicable to Common Stock...............................       $  (0.10)            $    (1.02)

                  CONSOLIDATED BALANCE SHEET AT JUNE 30, 1998

                                ASSETS:
Current assets..............................................    $217,565
Long-term assets............................................     437,290
                                                                --------
     Total assets...........................................    $654,855
                                                                ========
                        LIABILITIES AND EQUITY:
Current liabilities.........................................    $100,326
Long-term liabilities.......................................     275,126
                                                                --------
     Total liabilities......................................     375,452
Convertible preferred stock.................................      30,900
Common Stockholders' Equity.................................     248,503
                                                                --------
Total liabilities and equity................................    $654,855
                                                                ========

     In addition to the completed acquisitions, the Company is in various stages of negotiation and related processes to acquire additional scrap metals recycling and related companies.

NOTE 3 -- INVENTORIES

     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following categories at (in thousands):

                                                      JUNE 30, 1998    MARCH 31, 1998
                                                      -------------    --------------
Ferrous metals......................................     $39,686          $35,934
Non-ferrous metals..................................      24,235           25,222
Other...............................................       2,147              786
                                                         -------          -------
                                                         $66,068          $61,942
                                                         =======          =======

NOTE 4 -- DEBT

  Senior Credit Facility

     On March 31, 1998, the Company and its subsidiaries entered into a three year credit facility (the "Senior Credit Facility") with BT Commercial Corporation, as agent for the lenders (the "Agent") and certain commercial lending institutions. The Senior Credit Facility, as amended, provides for a revolving credit and letter of credit facility of $250 million, subject to borrowing base limitations (described below).

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

The Senior Credit Facility bears interest at a floating rate per annum equal to (at the Company's option): (i) 1.75% over LIBOR or (ii) 0.5% over the agent lender's prime rate. The Company pays an unused line fee of .375% and is subject to debt covenants including an interest coverage ratio and limitations with respect to capital expenditures. The Senior Credit Facility is available for working capital and general corporate purposes, including acquisitions. The obligations of the Company and its subsidiaries under the Senior Credit Facility are secured by a security interest in substantially all of the assets and properties of the Company and its subsidiaries, including pledges of capital stock of the Company's subsidiaries. Availability of loans and letters of credit under the Senior Credit Facility is generally limited to a borrowing base of 85% of eligible accounts receivable, 70% of eligible inventory and a fixed asset sublimit ($55.6 million as of June 30, 1998) that amortizes on a quarterly basis. At June 30, 1998, the Company had borrowings of approximately $0.1 million outstanding under the Senior Credit Facility.

     During the quarter, the Company borrowed under the Senior Credit Facility to refinance existing secured debt, buyout certain operating leases and pay prepayment penalties associated with the early retirement of debt. In connection with the refinancing of debt, the Company recognized an extraordinary charge of approximately $862,000 during the three months ended June 30, 1998 consisting of the following (in thousands):

Prepayment penalties........................................    $  973
Write-off of related unamortized financing costs............       487
                                                                ------
Extraordinary charge before income tax benefit..............     1,460
Income tax benefit..........................................       598
                                                                ------
Net extraordinary charge....................................    $  862
                                                                ======

  Senior Subordinated Notes

     On May 13, 1998, the Company issued $180 million of 10.0% Senior Subordinated Notes due on May 15, 2008 (the "Notes") in a private placement (the "Subordinated Debt Placement"). Interest on the Notes is payable semi-annually. The Company received net proceeds of $174.6 million in the Subordinated Debt Placement. The Notes are general unsecured obligations of the Company and are subordinated in right to payment to all senior debt of the Company, including the indebtedness of the Company under the Senior Credit Facility. The Company's payment obligations are jointly and severally guaranteed by the Company's current and certain future subsidiaries. The proceeds of the Notes were used to repay approximately $119.0 million outstanding under the Company's Senior Credit Facility and approximately $19.1 million of notes payable to related parties. The balance of the proceeds was invested in marketable securities held for working capital and general corporate purposes, including acquisitions.

     Except as described below, the Notes are not redeemable at the Company's option prior to May 15, 2003. After May 15, 2003, the Notes are redeemable by the Company at the redemption prices (expressed as a percentage of the principal amount and rounded to the nearest whole percentage) plus accrued and unpaid interest, if redeemed during the twelve month period beginning on May 15 of each of the years indicated below:

                            YEAR                             PERCENTAGE
                            ----                             ----------
2003........................................................    105%
2004........................................................    103%
2005........................................................    102%
2006 and thereafter.........................................    100%

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

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

     The Indenture governing the Notes (the "Indenture") contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur additional indebtedness (including by way of guarantee), subject to certain exceptions, unless the Company meets a fixed charge ratio of 2 to 1 or certain other conditions apply; (ii) issue certain types of securities containing mandatory redemption rights or which otherwise are redeemable at the option of the holder thereof prior to the maturity of the Notes; (iii) pay dividends or distributions, or make certain types of investments or other payments, unless the Company meets a fixed charge coverage ratio of 2 to 1 and the amount of the dividend or distribution, investment or other payment (together with all such other dividend, distributions, investments or other payments made through the date thereof) is less than 50% of the consolidated net income of the Company from the beginning of the fiscal quarter immediately following the date of the Indenture through the most recently ended fiscal quarter plus the aggregate amount of net equity proceeds received by the Company in such period; (iv) enter into certain transactions with affiliates;
(v) dispose of certain assets; (vi) incur liens securing pari passu or subordinated indebtedness of the Company; or (vii) engage in certain mergers and consolidations.

NOTE 5 -- CONVERTIBLE PREFERRED STOCK

     The Company's Certificate of Incorporation allows the issuance of up to 4,000,000 shares of preferred stock. During fiscal 1998, the Company issued 25,000 shares of Series A Convertible Preferred Stock, par value $.01 per share, stated value $1,000 per share (the "Series A Preferred Stock"), and 20,000 shares of Series B Convertible Preferred Stock, par value $.01 per share, stated value $1,000 per share (the "Series B Preferred Stock").

     Dividends on the Series A Preferred Stock and Series B Preferred Stock accrue, whether or not declared by the Board of Directors, at an annual rate of 6.0% and 4.5%, respectively, of the stated value of each outstanding share of Series A Preferred Stock and Series B Preferred Stock. Dividends are payable in cash, or at the Company's option, in additional shares of preferred stock.

     The following presents a summary of the Series A Preferred Stock and Series B Preferred Stock issued and converted during the three months ended June 30, 1998:

                                                              SERIES A   SERIES B
                                                              --------   --------
Shares outstanding at March 31, 1998........................   15,094     20,000
Shares converted into Common Stock..........................   (1,830)      (274)
                                                               ------     ------
Shares outstanding at June 30, 1998.........................   13,264     19,726
                                                               ======     ======

NOTE 6 -- INCOME (LOSS) PER COMMON SHARE

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Per share amounts for the three months ended June 30, 1997 have been restated to

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

conform to the requirements of SFAS No. 128. The following table presents the components of weighted average diluted shares outstanding (in thousands):

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                               1998       1997
                                                               ----       ----
INCOME (NUMERATOR):
Net income (loss) from continuing operations...............  $(1,152)   $   286
Dividends on convertible preferred stock...................      441          0
                                                             -------    -------
Net income (loss) applicable to Common Stock...............  $(1,593)   $   286
                                                             =======    =======
SHARES (DENOMINATOR):
Weighted average number of shares outstanding during the
  period...................................................   34,284     12,956
Incremental common shares attributable to dilutive stock
  options and warrants.....................................        0      1,977
                                                             -------    -------
Diluted number of shares outstanding during the period.....   34,284     14,933
                                                             =======    =======
Basic earnings (loss) per common share.....................  $ (0.05)   $  0.02
                                                             =======    =======
Diluted earnings (loss) per common share...................  $ (0.05)   $  0.02
                                                             =======    =======

     Due to the net loss applicable to Common Stock for the three months ended June 30, 1998, the effect of dilutive stock options and warrants were not included as their effect would have been anti-dilutive. However, if the Company would have reported net earnings, the incremental shares attributable to dilutive stock options and warrants would have been approximately 2,982,000. Also, the potentially dilutive effect of the Company's convertible preferred stock were not used in the diluted earnings per share calculation as its effect was anti-dilutive.

NOTE 7 -- RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued by the FASB in June 1997. This Statement establishes standards for reporting of selected information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will not be impacted by SFAS No. 131.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued by the FASB in February 1998. This Statement revises employers' disclosures about pension and other postretirement benefit plans. The Company will adopt SFAS No. 132 in fiscal 1999 and does not expect the impact to be material to the Company.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the FASB in June 1998 and is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is evaluating SFAS No. 133 to determine its impact on the consolidated financial statements.

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. These factors are set forth under the caption "Investment Considerations" appearing in the Company's annual report on Form 10-K for the year ended March 31, 1998, as the same may be amended from time to time. Some of the factors which could affect the Company's performance include, among other things: the effects of leverage on the Company, immediate and future capital requirements, risk of dilution to existing shareholders, potential inability to control growth or to successfully integrate acquired businesses, limited operating history, cyclicality of the metals recycling industry, potential inability to complete pending acquisitions, commodity price fluctuations, compliance with environmental, health and safety and other regulatory requirements applicable to the Company, potential environmental liability, risk of deterioration in relations with labor unions, control by principal stockholders and dependence on key management, dependence on suppliers of scrap metals, concentration of customer risk, competition in the scrap metals industry, availability of scrap alternatives, stock market volatility and year 2000 compliance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under
Item 1. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998 and in the Company's Current Report on Form 8-K dated July 1, 1998.

GENERAL OVERVIEW

     Metal Management is one of the largest and fastest-growing full service metals recyclers in the United States, with 59 recycling facilities in 15 states. The Company is a leading consolidator in the metals recycling industry and has achieved this position primarily through the implementation of its national strategy of completing and integrating regional acquisitions. The Company believes that its consolidation strategy will enhance the competitive position and profitability of the operations that it acquires through improved managerial and financial resources and increased economies of scale.

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

     The Company's Common Stock is traded on the NASDAQ Stock Market under the trading symbol "MTLM". The Company's principal executive offices are located at 500 North Dearborn Street, Suite 405, Chicago, Illinois 60610, and its telephone number is (312) 645-0700.

ACQUISITION STRATEGY

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

     Set forth below is a table identifying the recycling operations acquired by the Company from April 1996 through August 14, 1998:

                                                            LOCATION OF               DATE OF
                      NAME                        PRINCIPAL PROCESSING FACILITIES   ACQUISITION
                      ----                        -------------------------------   -----------
Metal Management Arizona, Inc.                    Phoenix, Arizona                 April 1996
  ("MTLM Arizona")
California Metals Recycling, Inc., Firma, Inc.    Los Angeles County, California   January 1997
  Firma Plastic Co. Inc., MacLeod Metals Co and
  Trojan Trading Co. (collectively, "MacLeod")
HouTex Metals Company, Inc. ("HouTex")            Houston, Texas                   January 1997
Reserve Iron & Metal Limited Partnership          Cleveland, Ohio                  May 1997
  ("Reserve")(1)                                  Chicago, Illinois
                                                  Attalla, Alabama
Briquetting Corporation of America, Ferrex        Bryan, Ohio                      June 1997
  Trading Corporation, The Isaac Corporation and  Cleveland, Ohio
  Paulding Recycling, Inc. (collectively, the     Dayton, Ohio
  "Isaac Group")                                  Defiance, Ohio
Proler Southwest Inc. and Proler Steelworks       Houston, Texas                   August 1997
  L.L.C.                                          Jackson, Mississippi
  (collectively, "Proler")

                                                            LOCATION OF               DATE OF
                      NAME                        PRINCIPAL PROCESSING FACILITIES   ACQUISITION
                      ----                        -------------------------------   -----------
Cozzi Iron & Metal, Inc. ("Cozzi")(2)             Chicago, Illinois                December 1997
                                                  East Chicago, Indiana
                                                  Pittsburgh, Pennsylvania
                                                  Memphis, Tennessee
Kankakee Scrap Corporation                        Kankakee, Illinois               December 1997
Houston Compressed Steel Corp.                    Houston, Texas                   January 1998
Aerospace Metals, Inc. ("Aerospace")              Hartford, Connecticut            January 1998
Salt River Recycling L.L.C.(3)                    Phoenix, Arizona                 January 1998
Accurate Iron & Metal Co.(4)                      Franklin Park, Illinois          February 1998
Superior Forge, Inc. ("Superior")                 Huntington Beach, California     March 1998
Ellis Metals, Inc.                                Tucson, Arizona                  March 1998
Midwest Industrial Metals Corp.(4)                Chicago, Illinois                April 1998
138 Scrap, Inc. and Katrick, Inc.                 Riverdale, Illinois              May 1998
R&P Holdings, Inc., Charles Bluestone Company,    Elizabeth, Pennsylvania          May 1998
  and R&P Real Estate, Inc.(5)                    Sharon, Pennsylvania
  (collectively, "Bluestone")
Goldin Industries, Inc., Goldin Industries        Gulfport, Mississippi            June 1998
  Louisiana, Inc. and Goldin of Alabama, Inc.(6)  Mobile, Alabama
                                                  Harvey, Louisiana
Newell Recycling of Denver, Inc. and Newell       Denver, Colorado                 June 1998
  Recycling of Utah, L.L.C.(7)                    Colorado Springs, Colorado
Naporano Iron & Metal Co. and Nimco Shredding     Newark, New Jersey               July 1998
  Co. (collectively "Naporano")
Michael Schiavone & Sons, Inc. and related        North Haven, Connecticut         July 1998
  entities                                        Torrington, Connecticut
M. Kimerling & Sons, Inc.                         Birmingham, Alabama              July 1998
Nicroloy Company                                  Heidelberg, Pennsylvania         July 1998
Midwest Metallics L.P.                            Chicago, Illinois                July 1998

-------------------------
(1) The Attalla, Alabama recycling facility is operated through a joint venture in which the Company's subsidiary, Reserve, holds a 50% interest.

(2) The Memphis, Tennessee recycling facility is operated through a joint venture in which the Company's subsidiary, Cozzi, holds a 50% interest.

(3) At the time it was acquired by the Company, Cozzi held a 50% joint venture interest in Salt River.

(4) The Company purchased substantially all of the assets of Accurate Iron & Metal Co. and certain of the assets of Midwest Industrial Metals Corp., both of which have been integrated into the Company's Cozzi operations.

(5) The Sharon, Pennsylvania recycling facility is operated through a joint venture in which the Company's subsidiary, Bluestone, holds a 50% interest.

(6) A new subsidiary, Metal Management Gulf Coast, Inc., was formed with which the Company purchased substantially all of the scrap metal assets of Goldin.

(7) A new subsidiary, Newell Recycling West, Inc. was formed and merged with Newell Recycling of Denver, Inc. (with Newell Recycling West, Inc. surviving the merger). Concurrently therewith, Newell Recycling West, Inc. purchased substantially all of the scrap metal assets of Newell Recycling of Utah, L.L.C.

RESULTS OF OPERATIONS

     On May 28, 1998, the Company merged with Bluestone through a tax-free stock-for-stock exchange. The merger is accounted for as a pooling-of-interests under Accounting Principles Board (APB) No. 16, "Business Combinations." All information set forth below includes the historical information of Bluestone.

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

     Merger expenses consist of transaction costs incurred in connection with the Company's merger with Bluestone, which was accounted for as a pooling-of-interests.

     Other income and expense consists principally of interest income, gains or losses on the sale of fixed assets.

     Consolidated net sales for the three months ended June 30, 1998 and 1997 in broad product categories were as follows (in thousands):

                                   6/30/98 (FISCAL 1999)        6/30/97 (FISCAL 1998)
                                 --------------------------   -------------------------
COMMODITY                        WEIGHT    NET SALES    %     WEIGHT   NET SALES    %
---------                        ------    ---------    -     ------   ---------    -
Ferrous metals (tons)..........      893   $110,172    51.3      217    $27,354    33.3
Non-ferrous metals (lbs).......  127,054     66,146    30.8   67,201     36,825    44.9
Brokerage - ferrous (tons).....      251     32,324    15.0      143      9,111    11.1
Brokerage - non ferrous
  (lbs)........................   11,246      5,599     2.6   21,117      8,474    10.3
Other..........................       --        710     0.3       --        341     0.4
                                           --------    ----             -------    ----
                                           $214,951     100%            $82,105     100%
                                           ========    ====             =======    ====

     Consolidated net sales for the three months ended June 30, 1998 were $215.0 million compared with consolidated net sales of $82.1 million for the three months ended June 30, 1997. The significant increase in consolidated net sales is principally due to the inclusion of net sales of the companies acquired by the Company since June 30, 1997.

     Ferrous sales of processed materials represented 51.3% of consolidated net sales for the three months ended June 30, 1998 compared to 33.3% of consolidated net sales for the three months ended June 30, 1997. The significant increase in ferrous sales, both in tons sold and as a percentage of total net sales, is due primarily to the inclusion of a full quarter's ferrous sales of Reserve and the Isaac Group, which were acquired during the first quarter of fiscal 1998 and ferrous sales of Proler and Cozzi, which were acquired subsequent to June 30, 1997.

     Non-ferrous sales of processed materials represented 30.8% of consolidated net sales for the three months ended June 30, 1998 compared to 44.9% of consolidated net sales in the three months ended June 30, 1997. The decrease in the percentage of non-ferrous sales is due to the acquisitions of the Isaac Group, Proler and Cozzi, which primarily sell ferrous metals. The increase in pounds and dollars of non-ferrous metals sold is due to the inclusion of non-ferrous sales of Superior Forge and Aerospace, which were acquired subsequent to June 30, 1997. Superior Forge and Aerospace are primarily engaged in the sale of non-ferrous and related metals.

     Brokerage ferrous sales represented 15.0% of consolidated net sales for the three months ended June 30, 1998 compared to 11.1% of consolidated net sales for the three months ended June 30, 1997. The increase in brokerage ferrous sales is due to the inclusion of a full quarter's ferrous brokerage sales of the Isaac Group which was acquired at the end of the first quarter of fiscal 1998 and the acquisition of Cozzi.

     Brokerage non-ferrous sales represented 2.6% of consolidated net sales for the three months ended June 30, 1998 compared to 10.3% of consolidated net sales for the three months ended June 30, 1997. The Company's brokerage non-ferrous sales are generated primarily by Bluestone. The decrease in the brokerage of non-ferrous metals sold was due to a weakening in non-ferrous metals markets during the three months ended June 30, 1998 versus the three months ended June 30, 1997.

     Consolidated gross profit was $19.7 million (9.2% of consolidated net sales) for the three months ended June 30, 1998 compared with consolidated gross profit of $7.4 million (9.0% of consolidated net sales) for the three months ended June 30, 1997. The price of scrap metal is affected by regional and seasonal variations. Furthermore, prices for scrap metal are also impacted by broad and global cyclical movements and as such equilibrates supply and demand.

     Consolidated general and administrative expenses were $11.5 million (5.4% of consolidated net sales) for the three months ended June 30, 1998 compared with $4.2 million (5.1% of consolidated net sales) for the three months ended June 30, 1997. The increase in general and administrative expenses primarily reflects the inclusion of a full quarter of administrative expenses for those operations acquired during the three months ended June 30, 1997 and the inclusion of administrative expenses for those operations acquired subsequent to June 30, 1997. Corporate overhead has also increased due to additions in corporate staff and corporate expenses (i.e. legal, audit, travel, etc.) to support the acquisition strategy the Company is pursuing.

     Depreciation and amortization expense was $4.4 million (2.0% of consolidated net sales) for the three months ended June 30, 1998 compared with $1.3 million (1.6% of consolidated net sales) for the three months ended June 30, 1997. The increase is attributed to the inclusion of goodwill amortization and depreciation of fixed assets of those operations acquired by the Company subsequent to June 30, 1997.

     During the three months ended June 30, 1998, the Company recorded merger expenses of $0.9 million related to the Company's merger with Bluestone. Merger expenses consist primarily of professional fees and expenses for accountants, attorneys, and investment bankers as well as other related charges.

     Interest expense was $4.9 million (2.3% of consolidated net sales) for the three months ended June 30, 1998, versus $1.5 million (1.9% of consolidated net sales) for the three months ended June 30, 1997. The increase is primarily due to the issuance of the Senior Subordinated Notes and additional borrowings made by the Company from the Senior Credit Facility to fund acquisitions.

     Net loss from continuing operations, after preferred stock dividends, was $1.6 million ($0.05 per share) for the three months ended June 30, 1998 compared to a net income of $0.3 million ($0.02 per share) for the three months ended June 30, 1997. The net loss from continuing operations is primarily attributable to the recognition of merger expenses of $0.9 ($0.8 million net of income taxes) million and declining prices for scrap metals during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Net loss from continuing operations excluding the merger expenses was $0.8 million ($.02 per share) for the three months ended June 30, 1998.

     Income tax benefit for the quarter ended June 30, 1998 was $0.5 million, which yields an effective tax rate of 29.8%. The effective tax rate differs from the statutory rate primarily due to the permanent differences represented by non-deductible goodwill amortization and other non-deductible merger expenses.

     During the three months ended June 30, 1998, the Company recognized an extraordinary charge of $0.9 million, net of taxes, related to the early retirement of debt and other costs incurred in connection with the closing of the Senior Credit Facility. See Note 4 of the consolidated condensed financial statements.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of cash are its existing cash and cash equivalents balances, collection of accounts receivable and proceeds from the Company's Senior Credit Facility. At June 30, 1998, the Company had $12.2 million in cash and cash equivalents, compared with cash and cash equivalents of $4.5 million at March 31, 1998. As of July 31, 1998, the Company had undrawn availability of $30.1 million under the Senior Credit Facility.

 Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Cash Flows from Continuing Operations. The Company utilized $0.3 million of cash in continuing operations during the three months ended June 30, 1998 versus $6.3 million of cash which was utilized by continuing operations during the three months ended June 30, 1997. Cash outflows from working capital during the three months ended June 30, 1998 was $4.9 million less than during the three months ended June 30, 1997.

     Cash Flows from Investing Activities. During the three months ended June 30, 1998, the Company purchased $4.8 million of property and equipment and utilized cash of $9.8 million to buyout operating leases. The Company also used cash of $17.5 million for the acquisitions of and transaction costs related to acquisitions completed during the three months ended June 30, 1998. During the three months ended June 30, 1997, the Company purchased $1.0 million of property and equipment and utilized cash of $6.3 million for acquisitions. The increase in cash used for investing activities during the quarter is a result of acquisitions completed during the quarter. Management anticipates the Company will continue to make acquisitions, make capital expenditures for new equipment, and upgrade and expand existing equipment and facilities. The Company expects that these expenditures may increase in the future due to the internal growth of the Company and business combinations.

     Cash Flows from Financing Activities. During the three months ended June 30, 1998, the Company borrowed under its Senior Credit Facility to refinance substantially all existing secured debt. The Company also issued $180.0 million of Notes and received net proceeds of approximately $174.4 million. The Company anticipates growing through acquisitions and will require additional debt and equity to fund future acquisitions.

FINANCIAL CONDITION

  Significant Transactions

     During the three months ended June 30, 1998, the Company completed certain significant debt transactions. The Company entered into a $250 million Senior Credit Facility, which refinanced substantially all of the Company's existing indebtedness. On May 13, 1998, the Company sold, in a Rule 144A private offering and pursuant to Regulation S under the Securities Act of 1933, as amended, $180 million of Senior Subordinated Notes. The Notes mature on May 15, 2008 and bear interest at the rate of 10% per annum. The proceeds of the Notes were used, in part, to repay indebtedness of the Company, with the remainder used for acquisitions, working capital and general corporate purposes.

     During the three months ended June 30, 1998, the Company utilized cash of $17.8 million in connection with acquisitions completed during the quarter. Subsequent to June 30, 1998, the Company utilized its Senior Credit Facility to fund the cash component of approximately $165.0 million related to the acquisitions completed subsequent to June 30, 1998.

  Cash Requirements for Maturing Debt Obligations

     In connection with the acquisition of the Isaac Group, the Company issued and assumed notes payable. Such notes require quarterly interest payments and require principal payments of $10.8 million on February 15, 1999 and $10.8 million on February 15, 2000.

  Working Capital Availability and Requirements

     Accounts receivable balances decreased from $122.4 million at March 31, 1998 to $117.2 million at June 30, 1998, due to activities undertaken to accelerate collection of customer balances. Accounts payable decreased from $66.8 million at March 31, 1998 to $63.2 million at June 30, 1998.

     Inventory levels can vary significantly among the Company's subsidiaries. Inventory on hand at June 30, 1998 and March 31, 1998, respectively, consisted of the following categories and amounts (in thousands):

                                                    JUNE 30, 1998   MARCH 31, 1998
                                                    -------------   --------------
Ferrous metals....................................     $39,686         $35,934
Non-ferrous metals................................      24,453          25,222
Other.............................................       1,929             786
                                                       -------         -------
                                                       $66,068         $61,942
                                                       =======         =======

     Property and equipment increased from $109.9 million at March 31, 1998 to $136.4 million at June 30, 1998. During the quarter ended June 30, 1998, the Company made capital expenditures of $4.8 million, bought-out certain operating leases for $9.8 million, and acquired $15.4 million of property and equipment in connection with the acquisitions completed during the quarter. The Company expects to make substantial investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions.

     At June 30, 1998, the Company had outstanding borrowings under its Senior Credit Facility of approximately $0.1 million. Borrowings on the Senior Credit Facility bore interest at an rate of 9.0% during the quarter. Amounts outstanding under the Senior Credit Facility ranged from $0.0 to $121.7 million during the quarter.

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

                          PART II -- OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     The City of Chicago served Cozzi Iron & Metal with a lawsuit on July 24, 1998, which alleges violations of various municipal code provisions and the common law of public nuisance relating to facility operations and waste handling. (City of Chicago v. Cozzi Iron & Metal, Inc., 98 CH 9810). The Company intends to begin negotiating promptly with the City to reach an appropriate and amicable resolution. At this time, the Company cannot estimate the costs, if any, which may result for this lawsuit, but at this stage the Company does not believe that any such costs would have a material adverse effect on the Company.

ITEM 2: CHANGES IN SECURITIES

     (c) Sales and/or Issuances of unregistered shares during the quarter ended June 30, 1998:

     The following discusses all unregistered sales of the Company's Common Stock during the three months ended June 30, 1998. Each of the private placements described below was made to a limited number of investors, including accredited investors, in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act.

     On April 28, 1998, the Company issued 45,454 shares of Common Stock to Katrick, Inc. as partial consideration for the acquisition of assets of 138 Scrap and Katrick, Inc. The shares were valued at $0.5 million for financial reporting purposes. The Company also issued warrants to purchase an aggregate of 50,000 shares of Common Stock at $12.88 per share in consideration for services rendered or to be rendered.

     On May 29, 1998, the Company issued 1,034,826 shares of Common Stock to the former shareholders of Bluestone in exchange for all the outstanding stock of Bluestone. The Company's merger with Bluestone is accounted for as a pooling-of-interests.

     On June 4, 1998, the Company sold 18,294 shares of Common Stock to certain individuals for an aggregate consideration of approximately $0.2 million.

     On June 23, 1998, the Company issued 857,180 shares of Common Stock and warrants to purchase 150,000 shares of Common Stock at $10.50 per share to the former shareholder of Newell in partial consideration for all the outstanding stock of Newell. The Common Stock and warrants issued were valued at approximately $8.7 million for financial reporting purposes.

ITEM 5: OTHER INFORMATION

     Effective July 1, 1998, Donald F. Moorehead resigned as a director of the Company. Effective July 31, 1998, Christopher G. Knowles resigned as a director of the Company and Kenneth Merlau joined the board of directors of the Company.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          See Exhibit Index

     (b) Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarter ended June 30, 1998:

             (1) Form 8-K dated March 31, 1998, filed April 15, 1998 (describing the Company's Senior Credit Facility).

             (2) Form 8-K dated May 1, 1998, filed May 1, 1998 (relating to the acquisition of Aerospace Metals, Inc. and its consolidated subsidiaries and including historical and pro forma financial statements).

             (3) Form 8-K dated May 1, 1998, filed May 1, 1998 (describing certain risk factors related to an investment in the Company's securities).

             (4) Form 8-K dated May 13, 1998, filed May 22, 1998 (describing the Company's issuance of $180 million of Senior Subordinated Notes).

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

                                          By:     /s/ GERARD M. JACOBS

                                            ------------------------------------
                                            Gerard M. Jacobs
                                            Director and
                                            Chief Executive Officer

                                          By:   /s/ T. BENJAMIN JENNINGS

                                            ------------------------------------
                                            T. Benjamin Jennings
                                            Director, Chairman of the Board
                                            and Chief Development Officer

                                          By:      /s/ ROBERT C. LARRY

                                            ------------------------------------
                                            Robert C. Larry
                                            Vice President of Finance,
                                              Treasurer,
                                            Chief Financial Officer and
                                              Assistant Secretary

                                          Date: August 14, 1998

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX

         NUMBER AND DESCRIPTION OF EXHIBIT
         ---------------------------------
 2.1     Stock Purchase Agreement, dated as of May 24, 1998, by and among the Company, Joseph F. Naporano and Andrew J.
         Naporano, Jr. (incorporated by reference to Exhibit 2.1 of the Company's report on Form 8-K dated July 1, 1998).
 3.1     Certificate of Incorporation of the Company, as amended
         through June 23, 1998 (incorporated by reference to Exhibit
         3.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 1998).
 3.2     Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on
         Form 10-K for the year ended March 31, 1998).
 4.1     Registration Rights Agreement, dated as of June 23, 1997, by and between the Company and the George A. Isaac, III Second
         Revocable Trust (incorporated by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the year ended
         March 31, 1998).
 4.2     Registration Rights Agreement, dated as of November 20,
         1997, by and among the Company, Proprietary Convertible
         Investment Group, Inc., and Capital Ventures International
         (incorporated by reference to Exhibit 10.5 of the Company's report on Form 8-K dated December 1, 1997).
 4.3     Shelf Registration Rights Agreement, dated December 19,
         1997, between the Company and Samstock, L.L.C. (incorporated by reference to Exhibit 4.2 of the Company's report on Form
         8-K dated December 18, 1997).
 4.4     Amended and Restated Registration Rights Agreement, dated
         December 19, 1997, among the Company, T. Benjamin Jennings,
         Gerard M. Jacobs, Albert A. Cozzi, Frank J. Cozzi, Gregory
         P. Cozzi and Samstock, L.L.C. (incorporated by reference to
         Exhibit 4.3 of the Company's report on Form 8-K dated
         December 18, 1997).
 4.5     Registration Rights Agreement, dated December 18, 1997,
         between the Registrant and Ronald I. Romano, Lolita A.
         Romano, Ronald T. Romano and Ryan E. Romano (incorporated by reference to Exhibit 4.4 of the Company's report on Form 8-K dated January 2, 1998).
 4.6     Registration Rights Agreement, dated January 20, 1998, by
         and between the Company and Aerospace Metals, Inc.
         (incorporated by reference to Exhibit 10.3 of the Company's report on Form 8-K dated January 20, 1998).
 4.7     Registration Rights Agreement, dated January 30, 1998, by
         and between the Company and Newell Phoenix, L.L.C.
         (incorporated by reference to Exhibit 4.5 of the Company's registration statement on Form S-3 dated February 10, 1998).
 4.8     Indenture, dated as of May 13, 1998, among the Company, the
         Guarantors (as defined therein) and LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 10.2 of the
         Company's report on Form 8-K dated May 13, 1998).
 4.9     First Supplemental Indenture, dated as of May 31, 1998,
         executed by R&P Holdings, Inc., Charles Bluestone Company
         and R&P Real Estate, Inc., amending Indenture, dated as of
         May 13, 1998, among the Company, the Guarantors and LaSalle
         National Bank, as Trustee (incorporated by reference to
         Exhibit 4.12 of the Company's Annual Report on Form 10-K for
         the year ended March 31, 1998).
 4.10    Second Supplemental Indenture, dated as of June 19, 1998,
         executed by Metal Management Gulf Coast, Inc., amending
         Indenture, dated as of May 13, 1998, among the Company, the
         Guarantors and LaSalle National Bank, as Trustee
         (incorporated by reference to Exhibit 4.13 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         1998).