Form 10-Q/A
period 1998-06-30
METAL MANAGEMENT INC
filed 1998-08-19
CIK 795665

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

                          PART II -- OTHER INFORMATION


ITEM 1.



     This Amendment No. 1 to Form 10-Q filed with respect to the Company's fiscal quarter ended June 30, 1998 is being filed to include Exhibit 11.1 "Computation of Net Income (Loss) Per Share" which was inadvertently omitted from the submission made by the Company on August 14, 1998.


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

                                          By:      /s/ ROBERT C. LARRY

                                            ------------------------------------
                                            Robert C. Larry

                                            Vice President of Finance,
                                              Treasurer,


                                            Chief Financial Officer and
                                              Assistant Secretary



                                          Date: August 19, 1998

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX


         NUMBER AND DESCRIPTION OF EXHIBIT
         ---------------------------------
11.1     Computation of net income (loss) per share.