Form 10-Q
period 1998-09-30
METAL MANAGEMENT INC
filed 1998-11-17
CIK 795665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                             Yes   X        No ___

     As of October 31, 1998, the Registrant had 41,077,983 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I:   FINANCIAL INFORMATION
ITEM 1:   Financial Statements
          Condensed Consolidated Balance Sheets -- September 30, 1998
            (unaudited) and March 31, 1998............................      1
          Condensed Consolidated Statements of Operations -- three
            months and six months ended September 30, 1998 and 1997
            (unaudited)...............................................      2
          Condensed Consolidated Statements of Cash Flows -- six
            months ended September 30, 1998 and 1997 (unaudited)......      3
          Condensed Consolidated Statements of Stockholders'
            Equity -- March 31, 1998 and September 30, 1998
            (unaudited)...............................................      4
          Notes to Condensed Consolidated Financial Statements
            (unaudited)...............................................      5
ITEM 2:   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     13
PART II:  OTHER INFORMATION
ITEM 1:   Legal Proceedings...........................................     22
ITEM 2:   Changes in Securities.......................................     22
ITEM 5:   Other Information...........................................     23
ITEM 6:   Exhibits and Reports on Form 8-K............................     23
          SIGNATURES..................................................     24
          Exhibit Index...............................................     25

                         PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                SEPTEMBER 30, 1998    MARCH 31, 1998
                                                                ------------------    --------------
                                                                   (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................         $  3,610            $  4,464
  Accounts receivable, net..................................          124,378             122,404
  Inventories...............................................           82,644              61,942
  Prepaid expenses and other assets.........................            8,609               8,569
                                                                     --------            --------
     Total current assets...................................          219,241             197,379
Property and equipment, net.................................          182,387             109,886
Goodwill, net...............................................          305,717             181,219
Deferred financing costs and other intangibles, net.........           13,383               5,284
Investments in joint ventures...............................            8,255               7,496
Other assets................................................              967               1,162
                                                                     --------            --------
     Total assets...........................................         $729,950            $502,426
                                                                     ========            ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................         $ 70,681            $ 66,845
  Other accrued liabilities.................................           27,205              17,076
  Current portion of notes payable to related parties.......           11,580              10,830
  Current portion of long-term debt.........................            1,413               1,047
                                                                     --------            --------
     Total current liabilities..............................          110,879              95,798
Long-term notes payable to related parties, less current
  portion...................................................           10,830              31,762
Long-term debt, less current portion........................          323,616             107,827
Deferred taxes..............................................            5,800              11,922
Other liabilities...........................................            2,306               2,339
                                                                     --------            --------
     Total liabilities......................................          453,431             249,648
Stockholders' equity:
  Convertible preferred stock -- Series A...................           10,806              13,981
  Convertible preferred stock -- Series B...................           18,679              19,027
  Common stock..............................................              396                 341
  Warrants..................................................           46,120              45,870
  Additional paid-in-capital and other......................          247,026             200,150
  Accumulated deficit.......................................          (46,508)            (26,591)
                                                                     --------            --------
     Total stockholders' equity.............................          276,519             252,778
                                                                     --------            --------
     Total liabilities and stockholders' equity.............         $729,950            $502,426
                                                                     ========            ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    ------------------------------    ------------------------------
                                                    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                        1998             1997             1998             1997
                                                    -------------    -------------    -------------    -------------
Net sales.......................................      $217,256         $127,254         $432,207         $209,359
Cost of sales...................................       207,369          115,990          402,571          190,721
                                                      --------         --------         --------         --------
Gross profit....................................         9,887           11,264           29,636           18,638
Operating expenses:
  General and administrative....................        16,092            6,114           27,637           10,324
  Depreciation and amortization.................         6,286            2,465           10,675            3,779
  Non-recurring expenses........................         2,482                0            3,414                0
                                                      --------         --------         --------         --------
         Total operating expenses...............        24,860            8,579           41,726           14,103
                                                      --------         --------         --------         --------
Operating income (loss) from continuing
  operations....................................       (14,973)           2,685          (12,090)           4,535
Income (loss) from joint ventures...............          (771)              59             (931)             189
Interest expense................................         8,658            2,585           13,591            4,105
Interest and other income, net..................           747              390            1,316              485
                                                      --------         --------         --------         --------
Income (loss) from continuing operations before
  income taxes, discontinued operations and
  extraordinary charge..........................       (23,655)             549          (25,296)           1,104
Provision (benefit) for income taxes............        (6,534)             320           (7,023)             589
                                                      --------         --------         --------         --------
Income (loss) from continuing operations before
  discontinued operations and extraordinary
  charge........................................       (17,121)             229          (18,273)             515
Discontinued operations:
  Gain on sale of discontinued operations, net
    of taxes....................................            27              107               74              208
                                                      --------         --------         --------         --------
Income (loss) before extraordinary charge.......       (17,094)             336          (18,199)             723
Extraordinary charge for early retirement of
  debt, net of taxes............................             0                0              862                0
                                                      --------         --------         --------         --------
Net income (loss)...............................       (17,094)             336          (19,061)             723
Accretion of preferred stock to redemption
  value.........................................             0               57                0               57
Preferred stock dividends.......................           415              315              856              315
                                                      --------         --------         --------         --------
Net income (loss) applicable to Common Stock....      $(17,509)        $    (36)        $(19,917)        $    351
                                                      ========         ========         ========         ========
Basic earnings (loss) per common share for:
  Continuing operations applicable to common
    stock.......................................      $  (0.45)        $  (0.01)        $  (0.52)        $   0.01
  Gain on sale of discontinued operations.......      $   0.00         $   0.01         $   0.00         $   0.01
  Extraordinary charge..........................      $   0.00         $   0.00         $  (0.02)        $   0.00
                                                      --------         --------         --------         --------
  Net income (loss) applicable to common
    stock.......................................      $  (0.45)        $   0.00         $  (0.54)        $   0.02
                                                      ========         ========         ========         ========
Weighted average shares outstanding.............        38,991           16,501           36,647           14,738
Diluted earnings (loss) per share for:
  Continuing operations applicable to common
    stock.......................................      $  (0.45)        $  (0.01)        $  (0.52)        $   0.01
  Gain on sale of discontinued operations.......      $   0.00         $   0.01         $   0.00         $   0.01
  Extraordinary charge..........................      $   0.00         $   0.00         $  (0.02)        $   0.00
                                                      --------         --------         --------         --------
  Net income (loss) applicable to common
    stock.......................................      $  (0.45)        $   0.00         $  (0.54)        $   0.02
                                                      ========         ========         ========         ========
Weighted average diluted shares outstanding.....        38,991           16,501           36,647           17,498

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                ------------------------------
                                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                                    1998             1997
                                                                -------------    -------------
CASH FLOWS FROM CONTINUING OPERATIONS:
Net income (loss) from continuing operations................      $ (18,273)       $    515
Adjustments to reconcile net income (loss) from continuing
  operations to cash flows from continuing operations:
  Discontinued operations...................................            135             208
  Extraordinary charge on retirement of debt................           (862)              0
  Depreciation and amortization.............................         10,675           3,779
  Deferred taxes............................................         (6,148)           (202)
  Amortization of debt issuance costs.......................            935               0
  Other.....................................................           (681)           (302)
Changes in assets and liabilities, net of effects of
  acquisitions:
  Accounts receivable, net..................................         27,553             783
  Inventories...............................................          2,392          11,966
  Accounts payable..........................................         (1,904)        (16,489)
  Other.....................................................          6,915          (3,002)
                                                                  ---------        --------
Cash flows from continuing operations.......................         20,737          (2,744)
CASH FLOWS USED BY INVESTING ACTIVITIES:
  Purchases of property and equipment.......................        (11,281)         (1,809)
  Costs of operating lease buyouts..........................        (10,623)              0
  Acquisitions, net of cash acquired........................       (182,631)        (14,092)
  Other.....................................................          3,412             602
                                                                  ---------        --------
Net cash used by investing activities.......................       (201,123)        (15,299)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Net borrowings on lines-of-credit.........................              0           1,318
  Issuances of long-term debt...............................        975,547           1,774
  Repayments of long-term debt..............................       (785,124)        (18,073)
  Fees paid to issue long-term debt.........................        (10,715)              0
  Penalties paid on early retirement of debt................           (973)              0
  Issuances of convertible preferred stock..................              0          23,950
  Issuances of Common Stock.................................            797          15,294
                                                                  ---------        --------
Net cash provided by financing activities...................        179,532          24,263
                                                                  ---------        --------
Net increase (decrease) in cash and cash equivalents........           (854)          6,220
Cash and cash equivalents at beginning of period............          4,464           5,768
                                                                  ---------        --------
Cash and cash equivalents at end of period..................      $   3,610        $ 11,988
                                                                  =========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................      $   5,889        $  3,266
Income taxes paid...........................................      $   1,449        $    842

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (UNAUDITED, IN THOUSANDS, EXCEPT SHARES)

                                                          COMMON STOCK
                                   PREFERRED STOCK     -------------------              ADDITIONAL
                                 -------------------   NUMBER OF                         PAID-IN-    ACCUMULATED
                                 SERIES A   SERIES B     SHARES     AMOUNT   WARRANTS    CAPITAL       DEFICIT      TOTAL
                                 --------   --------   ---------    ------   --------   ----------   -----------    -----
Balance at March 31, 1998......  $13,981    $19,027    34,080,830    $341    $45,870     $200,150     $(26,591)    $252,778
Conversion of preferred
  stock........................   (3,175)      (348)      869,332       8          0        4,514            0          999
Equity issued for
  acquisitions.................        0          0     4,492,851      45        699       41,718            0       42,462
Preferred stock dividends......        0          0             0       0          0            0         (856)        (856)
Exercise of options/warrants...        0          0       186,741       2       (449)       1,130            0          683
Other..........................        0          0        18,294       0          0         (486)           0         (486)
Net loss.......................        0          0             0       0          0            0      (19,061)     (19,061)
                                 -------    -------    ----------    ----    -------     --------     --------     --------
Balance at September 30,
  1998.........................  $10,806    $18,679    39,648,048    $396    $46,120     $247,026     $(46,508)    $276,519
                                 =======    =======    ==========    ====    =======     ========     ========     ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements include the accounts of Metal Management, Inc. and its subsidiaries (herein referred to as "MTLM" or the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998 and in the Company's Current Report on Form 8-K dated October 5, 1998.

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

NOTE 2 -- MERGERS AND ACQUISITIONS

Mergers accounted for as Pooling-of-Interests

     On May 28, 1998, a subsidiary of the Company merged with R&P Holdings, Inc., the parent of Charles Bluestone Company and R&P Real Estate, Inc. (hereinafter, "Bluestone") through a tax-free stock-for-stock exchange. In connection with the merger, the Company issued 1,034,826 shares of common stock, par value $.01 per share ("Common Stock") in exchange for all the outstanding common stock of Bluestone. The merger is accounted for as a pooling-of-interests under Accounting Principles Board (APB) Opinion No. 16, "Business Combinations." All financial data of the Company, including the Company's previously issued financial statements presented in this Form 10-Q, have been restated to include the historical financial information of Bluestone. Certain reclassifications were made to Bluestone's financial statements to conform to the Company's presentation.

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

     The following table presents net sales and net income (loss) applicable to Common Stock for the six months ended September 30. The only conforming accounting adjustment reflected is to change Bluestone's inventory valuation methodology from a LIFO basis to an average cost basis (in thousands):

                                                                  1998        1997
                                                                  ----        ----
NET SALES:
  The Company -- historical.................................    $402,906    $157,346
  Bluestone.................................................      29,301      52,013
                                                                --------    --------
  Combined..................................................    $432,207    $209,359
                                                                ========    ========
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK:
  The Company -- historical.................................    $(17,386)   $    154
  Bluestone.................................................      (1,743)        234
  Conforming accounting adjustments, net of tax.............           0        (245)
                                                                --------    --------
  Net income (loss) from continuing operations..............     (19,129)        143
  Net income from discontinued operations...................          74         208
  Extraordinary charge on early retirement of debt..........        (862)          0
                                                                --------    --------
  Combined..................................................    $(19,917)   $    351
                                                                ========    ========

     In connection with the Bluestone merger, the Company recognized merger expenses of $1.7 million (see Note 3 -- Non-recurring expenses).

Acquisitions completed during the six months ended September 30, 1998

     - In April 1998, the Company, through its Cozzi Iron & Metal, Inc. ("Cozzi") subsidiary, acquired certain assets of Midwest Industrial Metals Corp., located in Chicago, Illinois.

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

     - In July 1998, the Company acquired the common stock of Naporano Iron & Metal Co. and Nimco Shredding Co. (collectively "Naporano"), located in Newark, New Jersey.

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

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

     - In July 1998, the Company, through its Cozzi subsidiary, acquired certain assets of Midwest Metallics, L.P., located in Chicago, Illinois.

     The purchase consideration for the above acquisitions was as follows (in thousands):

                                                                NAPORANO     OTHERS      TOTAL
                                                                --------     ------      -----
Shares of restricted Common Stock issued....................       1,939       2,554       4,493
Warrants issued to purchase Common Stock....................           0         150         150
Cash paid, including transaction costs......................    $ 86,552    $ 99,679    $186,231
Value of Common Stock issued................................      18,497      23,266      41,763
Value of warrants issued....................................           0         699         699
Promissory notes issued.....................................           0         750         750
                                                                --------    --------    --------
          Total purchase consideration......................    $105,049    $124,394    $229,443
                                                                ========    ========    ========

     The preliminary allocation of purchase consideration was as follows at September 30, 1998 (in thousands):

Fair value of tangible assets acquired......................    $120,287
Goodwill....................................................     126,672
Liabilities assumed.........................................     (17,916)
Stock and warrants issued...................................     (42,462)
Promissory notes issued.....................................        (750)
                                                                --------
Cash paid...................................................     185,831
  Less: cash acquired.......................................      (3,200)
                                                                --------
Net cash paid for acquisitions..............................    $182,631
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

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, Reserve Iron & Metal L.P. ("Reserve"), the Isaac Corporation and Ferrex Trading Corporation (collectively "Isaac"), Proler Southwest Inc. and Proler Steelworks L.L.C. (collectively "Proler"), Cozzi, Aerospace Metals, Inc. ("Aerospace") and Naporano (collectively, the "Pro Forma Acquisitions") as if these acquisitions had occurred on April 1, 1997. The Reserve, Isaac, Proler, Cozzi and Aerospace acquisitions were completed by the Company during fiscal 1998. The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets acquired, additional amortization expense as a result of goodwill and interest expense related to cash portions of purchase consideration and assumed debt. The pro forma statement of operations includes non-recurring expenses of $6.2 million for the six months ended September 30, 1998 and $33.7 million for the twelve months ended March 31, 1998. The pro forma statement of operations for the twelve months ended March 31, 1998 also includes a charge for a $5.6 million non-cash dividend on the beneficial conversion feature of convertible preferred stock. The pro

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

forma results do not purport to be indicative of the financial results which actually would have occurred had the Pro Forma Acquisitions taken effect on April 1, 1997 (in thousands, except share data).

                                                                    SIX MONTHS        TWELVE MONTHS
                                                                      ENDED               ENDED
                                                                SEPTEMBER 30, 1998    MARCH 31, 1998
                                                                ------------------    --------------
                                                                            (UNAUDITED)
STATEMENT OF OPERATIONS
  Net sales.................................................         $472,363           $1,020,030
  Net loss from continuing operations applicable to Common
     Stock..................................................         $(21,954)          $  (38,781)
  Basic and diluted net loss per share from continuing
     operations.............................................         $  (0.55)          $    (1.04)

Acquisitions completed subsequent to September 30, 1998

     - In November 1998, a wholly owned subsidiary of the Company merged with FPX, Inc. The sole asset of FPX, Inc. is a 50% joint venture interest in PerlCo, L.L.C. ("PerlCo"). The Company's Cozzi subsidiary owns the other 50% of PerlCo. PerlCo is a scrap metal recycling operation located in Memphis, Tennessee.

NOTE 3 -- NON-RECURRING EXPENSES

     During the three and six months ended September 30, 1998, the Company recorded the following expenses which have been classified as non-recurring elements of total operating expenses (in thousands):

                                                                THREE MONTHS      SIX MONTHS
                                                                ENDED 9/30/98    ENDED 9/30/98
                                                                -------------    -------------
Bluestone merger expenses...................................       $  753           $1,685
Terminated merger expenses..................................        1,082            1,082
Severance and other benefits................................          107              107
Integration/facility closure charges........................          540              540
                                                                   ------           ------
                                                                   $2,482           $3,414
                                                                   ======           ======

     In connection with the Company's merger with Bluestone, the Company recognized merger expenses consisting primarily of fees and expenses for accountants, attorneys, and investment bankers. The merger expenses also included a charge of $750,000 related to the buy-out of existing contracts at Bluestone.

     During the quarter ended September 30, 1998, the Company elected, due to adverse scrap metals market conditions, to terminate all negotiations and related due diligence processes with potential acquisition candidates. The terminated merger expenses recognized represent all incurred transaction costs associated with acquisitions that the Company was pursuing.

     During the quarter ended September 30, 1998, and as a result of the adverse market conditions, the Company closed certain facilities resulting in the write-off of equipment which became impaired and the recording of severance accruals for employee termination. The Company will continue its ongoing review of all of its facilities during the third quarter of fiscal 1999 and will take actions as required in response to market conditions.

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

NOTE 4 -- INVENTORIES

     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following categories at (in thousands):

                                                    SEPTEMBER 30, 1998    MARCH 31, 1998
                                                    ------------------    --------------
Ferrous metals..................................         $48,660             $35,934
Non-ferrous metals..............................          31,393              25,222
Other...........................................           2,591                 786
                                                         -------             -------
                                                         $82,644             $61,942
                                                         =======             =======

NOTE 5 -- DEBT

Senior Credit Facility

     On March 31, 1998, the Company and its subsidiaries entered into a three-year credit facility (the "Senior Credit Facility") with BT Commercial Corporation, as agent for the lenders (the "Agent"), and certain commercial lending institutions. The Senior Credit Facility, as amended, provides for a revolving credit and letter of credit facility of $250.0 million, subject to borrowing base limitations as described below. The Senior Credit Facility bears interest at a floating rate per annum equal to (at the Company's option): (i) 1.75% over LIBOR or (ii) 0.5% over Bankers Trust Company's prime rate as in effect from time to time. Pursuant to the Senior Credit Facility, the Company also pays a fee of .375% on the undrawn portion of the facility. The Senior Credit Facility also contains certain financial covenants, including an interest coverage ratio (subsequently amended as described below), and imposes certain limitations on the Company's ability to make capital expenditures. The Senior Credit Facility is available for working capital and general corporate purposes, including acquisitions.

     The obligations of the Company and its subsidiaries under the Senior Credit Facility are secured by a security interest in substantially all of the assets and properties of the Company and its subsidiaries, including pledges of the capital stock of the Company's subsidiaries. Availability of loans and letters of credit under the Senior Credit Facility is generally limited to a borrowing base of 85% of eligible accounts receivable, 70% of eligible inventory and a fixed asset sublimit ($55.6 million as of September 30, 1998) that amortizes on a quarterly basis. At September 30, 1998, the Company had borrowings of $141.0 million outstanding and letters of credit aggregating $25.1 million under the Senior Credit Facility.

     During April 1998, the Company borrowed under the Senior Credit Facility to refinance existing secured debt, buyout certain operating leases and pay prepayment penalties associated with the early retirement of debt. In connection with the refinancing of debt, the Company recognized an extraordinary charge of $862,000 consisting of the following (in thousands):

Prepayment penalties........................................    $  973
Write-off of related unamortized financing costs............       487
                                                                ------
Extraordinary charge before income tax benefit..............    $1,460
Income tax benefit..........................................       598
                                                                ------
Net extraordinary charge....................................    $  862
                                                                ======

     As a result of adverse market conditions in the steel and scrap metals sectors and the effect of such conditions on the Company's results of operations, effective as of September 30, 1998, the Company and its bank group amended the Company's Senior Credit Facility to, among other things, modify the Company's minimum interest coverage test. Pursuant to the amendment, the Company's interest coverage ratio tests

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

(i) for the quarters ending September 30, 1998 and December 31, 1998 were replaced with tests of minimum aggregate six- and nine-month EBITDA amounts of $1.5 million and $6.0 million respectively, and (ii) for the quarters ending March 31, 1999 and June 30, 1999 were amended to apply to only the respective six- and nine-month periods then ended. The Company was in compliance with the financial covenants at September 30, 1998.

Senior Subordinated Notes

     On May 13, 1998, the Company issued $180.0 million of 10.0% Senior Subordinated Notes due on May 15, 2008 (the "Notes") in a private placement under Rule 144A of the Securities Act (the "Subordinated Debt Placement"). Interest on the Notes is payable semi-annually, beginning November 15, 1998. The Company received net proceeds of $174.6 million in the Subordinated Debt Placement. The Notes are general unsecured obligations of the Company and are subordinated in right to payment to all senior debt of the Company, including the indebtedness of the Company under the Senior Credit Facility. The Company's payment obligations are jointly and severally guaranteed by all of the Company's current and certain future subsidiaries. The proceeds of the Notes were used to repay approximately $119.0 million then outstanding under the Company's Senior Credit Facility and approximately $19.1 million of notes payable to related parties.

     Except as described below, the Notes are not redeemable at the Company's option prior to May 15, 2003. After May 15, 2003, the Notes are redeemable by the Company at the redemption prices (expressed as a percentage of the principal amount and rounded to the nearest whole percentage) plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on May 15 of each of the years indicated below:

YEAR                                                     PERCENTAGE
----                                                     ----------
2003.................................................       105%
2004.................................................       103%
2005.................................................       102%
2006 and thereafter..................................       100%

     Also, prior to May 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 110% of the principal amount of the Notes, plus accrued and unpaid interest from the proceeds of one or more sales of Common Stock. The Notes are also redeemable at the option of the holder thereof at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest in the event of certain change of control events with respect to the Company.

     The Indenture governing the Notes (the "Indenture") contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur additional indebtedness (including by way of guarantee), subject to certain exceptions, unless the Company meets a fixed charge coverage ratio of 2 to 1 or certain other conditions apply; (ii) issue certain types of securities containing mandatory redemption rights or which otherwise are redeemable at the option of the holder thereof prior to the maturity of the Notes; (iii) pay dividends or distributions, or make certain types of investments or other restricted payments, unless the Company meets a fixed charge coverage ratio of 2 to 1 and the amount of the dividend or distribution, investment or other payment (together with all such other dividend, distributions, investments or other payments made through the date thereof) is less than 50% of the consolidated net income of the Company from the beginning of the fiscal quarter immediately following the date of the Indenture through the most recently ended fiscal quarter plus the aggregate amount of net equity proceeds received by the Company in such period, subject to certain exceptions; (iv) enter into certain transactions with affiliates; (v) dispose of

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

certain assets; (vi) incur liens securing pari passu or subordinated indebtedness of the Company; or (vii) engage in certain mergers and consolidations.

NOTE 6 -- CONVERTIBLE PREFERRED STOCK

     The Company's Amended and Restated Certificate of Incorporation allows the issuance of up to 4,000,000 shares of preferred stock. During fiscal 1998, the Company issued 25,000 shares of Series A Convertible Preferred Stock, par value $.01 per share, stated value $1,000 per share (the "Series A Preferred Stock"), and 20,000 shares of Series B Convertible Preferred Stock, par value $.01 per share, stated value $1,000 per share (the "Series B Preferred Stock").

     Dividends on the Series A Preferred Stock and Series B Preferred Stock accrue, whether or not declared by the Board of Directors, at an annual rate of 6.0% and 4.5%, respectively, of the stated value of each outstanding share of Series A Preferred Stock and Series B Preferred Stock. Dividends are payable in cash, or at the Company's option, in additional shares of preferred stock.

     The holders of Series A Preferred Stock are able to convert the shares into Common Stock at a price equal to the lower of: (i) $18.30; or (ii) 85% of the average closing bid price for the Common Stock for the five trading days prior to the date of the conversion notice. The holders of Series B Preferred Stock are able to convert the shares into Common Stock at a price equal to the lower of: (i) 120% of the closing bid price for the Common Stock on the date of purchase of the Series B Preferred Stock; (ii) 92.5% of the average closing bid price for the Common Stock for the five trading days prior to the date of the conversion notice; or (iii) if applicable, the lowest traded price of the Common Stock during the time when the Common Stock is not listed on a national securities exchange.

     The following presents a summary of the Series A Preferred Stock and Series B Preferred Stock issued and converted during the six months ended September 30, 1998:

                                                                SERIES A    SERIES B
                                                                --------    --------
Shares outstanding at March 31, 1998........................     15,094      20,000
Shares converted into Common Stock..........................     (3,394)       (710)
Shares issued for dividends.................................        228         366
                                                                 ------      ------
Shares outstanding at September 30, 1998....................     11,928      19,656
                                                                 ======      ======

NOTE 7 -- RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the FASB in September 1998 and is effective for fiscal years beginning after September 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is evaluating SFAS No. 133 to determine its impact on the consolidated financial statements.

NOTE 8 -- INCOME (LOSS) PER COMMON SHARE

     In fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." Per share amounts for the three and six months ended September 30, 1997 have been restated to conform to the requirements of SFAS

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

No. 128. The following table presents the calculation of income (loss) per common share from continuing operations (in thousands except per share amounts):

                                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                          -------------------    -------------------
                                                            1998       1997        1998       1997
                                                            ----       ----        ----       ----
INCOME (NUMERATOR):
Net income (loss) from continuing operations..........    $(17,121)   $   229    $(18,273)   $   515
Dividends on convertible preferred stock..............         415        372         856        372
                                                          --------    -------    --------    -------
Net income (loss) applicable to Common Stock..........    $(17,536)   $  (143)   $(19,129)   $   143
                                                          ========    =======    ========    =======
SHARES (DENOMINATOR):
Weighted average number of shares outstanding during
  the period..........................................      38,991     16,501      36,647     14,738
Incremental common shares attributable to dilutive
  stock options and warrants..........................           0          0           0      2,760
                                                          --------    -------    --------    -------
Diluted number of shares outstanding during the
  period..............................................      38,991     16,501      36,647     17,498
                                                          ========    =======    ========    =======
Basic earnings (loss) per common share................    $  (0.45)   $ (0.01)   $  (0.52)   $  0.01
                                                          ========    =======    ========    =======
Diluted earnings (loss) per common share..............    $  (0.45)   $ (0.01)   $  (0.52)   $  0.01
                                                          ========    =======    ========    =======

     For the periods in which the Company recognized a net loss applicable to Common Stock, the effect of dilutive stock options and warrants were not included as their effect would have been anti-dilutive. However, if the Company would have reported net earnings, the incremental shares attributable to dilutive stock options and warrants would have been approximately 747,000 and 1,864,000 for the three and six months ended September 30, 1998, respectively, and 3,543,000 for the three months ended September 30, 1997. Also, the potentially dilutive effect of the Company's convertible preferred stock were not used in the diluted earnings per share calculation as its effect was anti-dilutive.

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. These factors are set forth under the caption "Investment Considerations" appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 1998, as the same may be amended time to time. Some of the factors which could affect the Company's performance include, among other things: the effects of leverage on the Company, immediate and future capital requirements, risk of dilution to existing shareholders, potential inability to control growth or to successfully integrate acquired businesses, limited operating history, cyclicality of the metals recycling industry, potential inability to complete pending acquisitions, commodity price fluctuations, compliance with environmental, health and safety and other regulatory requirements applicable to the Company, potential environmental liability, risk of deterioration in relations with labor unions, control by principal stockholders and dependence on key management, dependence on suppliers of scrap metals, concentration of customer risk, competition in the scrap metals industry, availability of scrap alternatives, stock market volatility and year 2000 compliance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under
Item 1. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998 and in the Company's Current Report on Form 8-K dated October 5, 1998.

GENERAL OVERVIEW

     Metal Management is one of the largest and fastest-growing full service metals recyclers in the United States, with 57 recycling facilities in 15 states. The Company is a leading consolidator in the metals recycling industry and has achieved this position primarily through the implementation of its national strategy of completing and integrating regional acquisitions. The Company believes that its consolidation strategy will enhance the competitive position and profitability of the operations that it acquires through improved managerial and financial resources and increased economies of scale.

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

     The Company's predecessor was incorporated on September 24, 1981 as a California corporation under the name General Parametrics Corporation, and was re-incorporated as a Delaware corporation in September 1986 under the same name. Prior to April 1996, the Company manufactured and marketed color thermal and dye sublimation printers and related consumables, including ribbons, transparencies and paper. The Company sold that business in two separate transactions in July and December of 1996 for $1.3 million in cash and future royalty streams which the Company does not anticipate will result in material payments to the Company. On April 12, 1996, the Company changed its name to "Metal Management, Inc."

     The Company's Common Stock, is traded on the NASDAQ Stock Market under the trading symbol "MTLM". The Company's principal executive offices are located at 500 North Dearborn Street, Suite 405, Chicago, Illinois 60610, and its telephone number is (312) 645-0700.

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

     During the quarter ended September 30, 1998, the Company terminated all acquisitions that were under a letter of intent, other than the acquisition of a 50% membership interest in PerlCo which was completed on November 2, 1998. In connection with the termination of such mergers, the Company recognized a $1.1 million pre-tax charge to continuing operations relating to acquisition and transaction costs. The Company's decision to terminate its proposed acquisitions was primarily due to adverse and unprecedented market conditions.

     Set forth below is a table identifying the recycling operations (the "Acquired Operations") acquired by the Company since April 1996:

                                                            LOCATION OF
                                                        PRINCIPAL PROCESSING            DATE OF
NAME                                                         FACILITIES               ACQUISITION
----                                                    --------------------          -----------
Metal Management Arizona, Inc. ("MTLM
  Arizona")....................................    Phoenix, Arizona                  April 1996
California Metals Recycling, Inc., Firma, Inc.
  Firma Plastic Co. Inc., MacLeod Metals Co and
  Trojan Trading Co. (collectively,
  "MacLeod")...................................    Los Angeles County, California    January 1997
HouTex Metals Company, Inc. ("HouTex").........    Houston, Texas                    January 1997
Reserve Iron & Metal Limited Partnership
  ("Reserve")(1)...............................    Cleveland, Ohio                   May 1997
                                                   Chicago, Illinois
                                                   Attalla, Alabama

                                                            LOCATION OF
                                                        PRINCIPAL PROCESSING            DATE OF
NAME                                                         FACILITIES               ACQUISITION
----                                                    --------------------          -----------
Briquetting Corporation of America, Ferrex
  Trading Corporation, The Isaac Corporation
  and Paulding Recycling, Inc. (collectively,
  "Isaac").....................................    Bryan, Ohio                       June 1997
                                                   Cleveland, Ohio
                                                   Dayton, Ohio
                                                   Defiance, Ohio
Proler Southwest Inc. and Proler Steelworks
  L.L.C. (collectively, "Proler")..............    Houston, Texas                    August 1997
                                                   Jackson, Mississippi
Cozzi Iron & Metal, Inc. ("Cozzi").............    Chicago, Illinois                 December 1997
                                                   East Chicago, Indiana
                                                   Pittsburgh, Pennsylvania
Kankakee Scrap Corporation.....................    Kankakee, Illinois                December 1997
Houston Compressed Steel Corp..................    Houston, Texas                    January 1998
Aerospace Metals, Inc. ("Aerospace")...........    Hartford, Connecticut             January 1998
Salt River Recycling L.L.C. ("Salt
  River")(2)...................................    Phoenix, Arizona                  January 1998
Accurate Iron & Metal Co.(3)...................    Franklin Park, Illinois           February 1998
Superior Forge, Inc. ("Superior")..............    Huntington Beach, California      March 1998
Ellis Metals, Inc..............................    Tucson, Arizona                   March 1998
Midwest Industrial Metals Corp.(3).............    Chicago, Illinois                 April 1998
138 Scrap, Inc. and Katrick, Inc...............    Riverdale, Illinois               May 1998
R&P Holdings, Inc., Charles Bluestone Company,
  and R&P Real Estate, Inc.(4) (collectively,
  "Bluestone").................................    Elizabeth, Pennsylvania           May 1998
                                                   Sharon, Pennsylvania
Goldin Industries, Inc., Goldin Industries
  Louisiana, Inc. and Goldin of Alabama,
  Inc.(5) (collectively, "Goldin").............    Gulfport, Mississippi             June 1998
                                                   Mobile, Alabama
                                                   Harvey, Louisiana
Newell Recycling of Denver, Inc. and Newell
  Recycling of Utah, L.L.C.(6).................    Denver, Colorado                  June 1998
                                                   Colorado Springs, Colorado
Naporano Iron & Metal Co. and Nimco Shredding
  Co. (collectively "Naporano")................    Newark, New Jersey                July 1998
Michael Schiavone & Sons, Inc. and related
  entities ("Schiavone").......................    North Haven, Connecticut          July 1998
                                                   Torrington, Connecticut
M. Kimerling & Sons, Inc. ("Kimerling")........    Birmingham, Alabama               July 1998
Nicroloy Company ("Nicroloy")..................    Heidelberg, Pennsylvania          July 1998
Midwest Metallics L.P.(3)......................    Chicago, Illinois                 July 1998
PerlCo, L.L.C. ("PerlCo")(7)...................    Memphis, Tennessee                November 1998

-------------------------
(1) The Attalla, Alabama recycling facility is operated through a joint venture in which the Company's subsidiary, Reserve, holds a 50% interest.

(2) At the time it was acquired by the Company, Cozzi held a 50% joint venture interest in Salt River.

(3) The Company purchased substantially all of the assets of Accurate Iron & Metal Co. and certain of the assets of Midwest Industrial Metals Corp. and Midwest Metallics L.P., all of which have been integrated into the Company's Cozzi operations.

(4) The Sharon, Pennsylvania recycling facility is operated through a joint venture in which the Company's subsidiary, Bluestone, holds a 50% interest.

(5) A new subsidiary, Metal Management Gulf Coast, Inc. was formed with which the Company purchased substantially all of the scrap metal assets of Goldin.

(6) A new subsidiary, Newell Recycling West, Inc. was formed and merged with Newell Recycling of Denver, Inc. (with Newell Recycling West, Inc. surviving the merger). Concurrently therewith, Newell Recycling West, Inc. purchased substantially all of the scrap metal assets of Newell Recycling of Utah, L.L.C.

(7) At the time the PerlCo acquisition was completed, the Company's Cozzi subsidiary held a 50% joint venture interest in PerlCo.

RESULTS OF OPERATIONS

     On May 28, 1998, the Company merged with Bluestone through a tax-free, stock-for-stock exchange. The merger is accounted for as a pooling-of-interests. All information set forth below includes the historical information of the Company and Bluestone on a pooled basis for all periods presented.

     Consolidated net sales for the three months ended September 30, 1998 and 1997 in broad product categories were as follows (in thousands):

                                                       9/30/98                          9/30/97
                                            -----------------------------     ----------------------------
               COMMODITY                    WEIGHT     NET SALES      %       WEIGHT    NET SALES      %
               ---------                    ------     ---------      -       ------    ---------      -
Ferrous metals (tons)...................      1,023    $114,300      52.6        458    $ 54,708      43.0
Non-ferrous metals (lbs)................    128,523      64,036      29.5     76,919      37,637      29.6
Brokerage -- ferrous (tons).............        293      29,123      13.4        246      28,674      22.5
Brokerage -- non ferrous(lbs)...........     28,107       7,452       3.4     15,288       5,029       4.0
Other...................................         --       2,345       1.1         --       1,206       0.9
                                                       --------     -----               --------     -----
                                                       $217,256     100.0               $127,254     100.0
                                                       ========     =====               ========     =====

     Consolidated net sales for the six months ended September 30, 1998 and 1997 in broad product categories were as follows (in thousands):

                                                       9/30/98                          9/30/97
                                            -----------------------------    -----------------------------
               COMMODITY                    WEIGHT     NET SALES      %      WEIGHT     NET SALES      %
               ---------                    ------     ---------      -      ------     ---------      -
Ferrous metals (tons)...................      1,916    $224,472      52.0        675    $ 82,062      39.2
Non-ferrous metals (lbs)................    255,577     130,182      30.1    144,120      74,463      35.6
Brokerage -- ferrous (tons).............        544      61,447      14.2        389      37,785      18.0
Brokerage -- non ferrous (lbs)..........     39,353      13,051       3.0     36,405      13,503       6.4
Other...................................         --       3,055       0.7         --       1,546       0.8
                                                       --------     -----               --------     -----
                                                       $432,207     100.0               $209,359     100.0
                                                       ========     =====               ========     =====

     Consolidated net sales for the three and six months ended September 30, 1998 were $217.3 million and $432.2 million, respectively, compared with consolidated net sales of $127.3 million and $209.4 million for the three and six months ended September 30, 1997, respectively. Since September 1997, the Company has acquired 18 companies, including Cozzi, Naporano and Schiavone. The acquisitions have mainly contributed to the increase in sales from the prior year period. However, as a result of adverse market conditions in the scrap metal industry during the quarter, the Company's consolidated net sales were significantly lower than expected.

     The results for the three and six months ended September 30, 1998 reflect the continued adverse impact on the Company of certain adverse changes in market fundamentals in the scrap metal industry. Management believes these difficult market conditions are characterized by unusually high levels of supply due to, among other things, the disruption in the scrap metal export market arising from the international financial and currency devaluation crisis coupled with a strong supply of scrap metal from high levels of manufacturing in the U.S. In addition, domestic steel mills significantly reduced their purchases of scrap metal during the three months ended September 30, 1998 as record imports of low priced steel into the U.S. curtailed domestic production at integrated steel producers and mini-mills.

     Ferrous sales of processed materials represented 52.6% and 52.0% of consolidated net sales for the three and six months ended September 30, 1998, respectively, compared to 43.0% and 39.2% of consolidated net sales for the three and six months ended September 30, 1997, respectively. The increase in ferrous sales is primarily due to the inclusion of sales by Cozzi, Naporano and Schiavone from their respective dates of acquisition. Each of these subsidiaries sales are primarily derived from ferrous metals.

     Non-ferrous sales of processed materials represented 29.5% and 30.1% of consolidated net sales for the three and six months ended September 30, 1998, respectively, compared to 29.6% and 35.6% of consolidated net sales for the three and six months ended September 30, 1997, respectively. While the sale of non-ferrous metals increased during the three and six months ended September 30, 1998 in absolute dollar terms as a result of the inclusion of the sales of Aerospace, Superior and Kimerling, they decreased as a percentage of overall sales as a result of the acquisition of companies with significant ferrous sales.

     Brokerage ferrous sales represented 13.4% and 14.2% of consolidated net sales for the three and six months ended September 30, 1998, respectively, compared to 22.5% and 18.0% of consolidated net sales for the three and six months ended September 30, 1997, respectively. The increase in brokerage ferrous sales is due to the acquisitions of Cozzi and Isaac.

     Brokerage non-ferrous sales represented 3.4% and 3.0% of consolidated net sales for the three and six months ended September 30, 1998, respectively, compared to 4.0% and 6.4% of consolidated net sales for the three months and six months ended September 30, 1997, respectively. The Company's brokerage non-ferrous sales are generated primarily by Bluestone.

     Consolidated gross profit was $9.9 million (4.6% of consolidated net sales) and $29.6 million (6.9% of consolidated net sales) for the three and six months ended September 30, 1998, respectively, compared with consolidated gross profit of $11.3 million (8.9% of consolidated net sales) and $18.6 million (8.9% of consolidated net sales) for the three and six months ended September 30, 1997, respectively. The decrease in consolidated gross profit as a percentage of consolidated net sales for the three and six months ended September 30, 1998 resulted primarily from adverse market conditions which caused sales and metal margins to decline significantly.

     Consolidated general and administrative expenses were $16.1 million (7.4% of consolidated net sales) and $27.6 million (6.4% of consolidated net sales) for the three and six months ended September 30, 1998, respectively, compared with $6.1 million (4.8% of consolidated net sales) and $10.3 million (4.9% of consolidated net sales) for the three and six months ended September 30, 1997, respectively. The increase in general and administrative expenses over the prior year period is due to the inclusion of general and administrative expenses of those operations acquired by the Company since September 1997. The increase in consolidated general and administrative expenses as a percentage of consolidated net sales for the periods presented primarily reflects the decrease in the Company's consolidated net sales from expected levels due to adverse market conditions.

     Depreciation and amortization expense was $6.3 million (2.9% of consolidated net sales) and $10.7 million (2.5% of consolidated net sales) for the three and six months ended September 30, 1998, respectively, compared with $2.5 million (1.9% of consolidated net sales) and $3.8 million (1.8% of consolidated net sales) for the three and six months ended September 30, 1997, respectively. The increase is attributed to the inclusion of goodwill amortization and depreciation of fixed assets of those operations acquired by the

Company since September 1997. The increase in depreciation and amortization expense as a percentage of consolidated net sales is primarily due to the reduced sales volumes resulting from adverse market conditions.

     During the six months ended September 30, 1998, the Company recorded non-recurring expenses of $3.4 million. See Note 3 to the Condensed Consolidated Financial Statements.

     Interest expense was $8.7 million (4.0% of consolidated net sales) and $13.6 million (3.1% of consolidated net sales) for the three and six months ended September 30, 1998, respectively, compared to $2.6 million (2.0% of consolidated net sales) and $4.1 million (2.0% of consolidated net sales) for the three and six months ended September 30, 1997, respectively. The increase is primarily due to the issuance of the Notes and additional borrowings made by the Company under the Senior Credit Facility to fund acquisitions.

     Net loss from continuing operations, after preferred stock dividends, was $17.5 million ($0.45 per share) and $19.1 million ($0.52 per share) for the three and six months ended September 30, 1998, respectively. The net loss was primarily due to unprecedented weakness in the scrap metal industry during the period, which resulted in lower than anticipated sales volumes and lower realized scrap prices during the quarter, and the recognition of pre-tax non-recurring expenses of $3.4 million.

     Income tax benefit for the six months ended September 30, 1998 was $7.0 million, which yields an effective tax rate of 28%. The effective tax rate differs from the statutory rate primarily due to the permanent differences represented by non-deductible goodwill amortization, other non-deductible expenses, and the reversal of $1.5 million of tax benefits previously established for warrant compensation expense resulting from the decline in the quoted market value of the Company's Common Stock.

     During the six months ended September 30, 1998, the Company recognized an extraordinary charge of $0.9 million, net of taxes, related to the early retirement of debt and other costs incurred in connection with the closing of the Senior Credit Facility. See Note 5 to the Condensed Consolidated Financial Statements.

OUTLOOK

     As a result of the adverse scrap market conditions during the quarter ended September 30, 1998, the Company has initiated a number of cost cutting measures and accelerated the integration of its businesses in an effort to reduce annual operating costs by at least $30.0 million.

     The cost cutting efforts include an overall reduction in labor costs due in large part to a reduction of more than 350 employees or approximately 15% of the Company's workforce. The Company is currently evaluating the operations at each of its facilities in response to market conditions. The Company also continues to consolidate its insurance, retirement plan administration, purchasing, freight and logistics and telecommunications programs in order to take advantage of economies of scale, with further cost savings to be achieved through consolidation.

     While the Company has seen some indications of firming in scrap prices in certain regions of the U.S. and for certain grades of scrap metal, the Company cannot predict when the scrap metals markets will stabilize. Any further decreases in scrap metal prices could cause the Company to adjust downward the value of its inventory, thereby reducing margins and sales and would put the Company at risk of violating the covenants in the Senior Credit Facility. Once the scrap metals markets do stabilize, the Company expects that its current efforts to reduce costs and improve operating controls at the Company's operations will allow it to expand profit margins.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of cash are derived from its operations and from borrowings under the Senior Credit Facility. The Company has financed its operations, acquisitions and capital expenditures primarily from the issuance of the Notes and from borrowings under the Senior Credit Facility. At September 30, 1998, the Company had $3.6 million in cash and cash equivalents, compared with cash and cash equivalents of $4.5 million at March 31, 1998. As of October 31, 1998, the Company had undrawn availability of $29.9 million under the Senior Credit Facility.

     The Company believes that its Senior Credit Facility, along with internally generated cash and financing capacity, are adequate to meet its near term anticipated operating and capital requirements, including a $9.1 million interest payment due on the Notes on November 16, 1998. However, there can be no assurance that if scrap metal markets do not stabilize, that the Company would not violate the Senior Credit Facility loan covenants.

     The Company is currently continuing to evaluate the prospects to raise capital from the issuance of equity as well as the potential sale of assets or businesses as well as the potential for sale and leaseback of certain assets. No assurance can be made that the Company will be able to raise capital from equity issuances, the sale of assets or businesses or from the sale and leaseback of assets.

Six Months Ended September 30, 1998 compared to Six Months Ended September 30, 1997

     Cash Flows from Continuing Operations. The Company generated $20.7 million of cash from continuing operations during the six months ended September 30, 1998 versus $2.7 million of cash which was utilized by continuing operations during the six months ended September 30, 1997. The Company generated cash flows from continuing operations mainly from the collection of accounts receivable and reduced inventory carrying values.

     Cash Flows from Investing Activities. During the six months ended September 30, 1998, the Company purchased $11.3 million of property and equipment and utilized cash of $10.6 million to buyout operating leases. The Company also used cash of $182.6 million for the acquisitions of and transaction costs related to acquisitions completed during the six months ended September 30, 1998. During the six months ended September 30, 1997, the Company purchased $1.8 million of property and equipment and utilized cash of $14.1 million for acquisitions. The increase in cash used for investing activities during the period is a result of acquisitions completed during the six months ended September 30, 1998. Management anticipates the Company will continue to make capital expenditures for new equipment, and upgrade and expand existing equipment and facilities, although the Company is presently limiting such investments by delaying and deferring discretionary capital investments due to adverse market conditions.

     Cash Flows from Financing Activities. During the six months ended September 30, 1998, the Company borrowed under its Senior Credit Facility to refinance substantially all existing secured debt. The Company also issued $180.0 million of Notes and received net proceeds of approximately $174.4 million. In connection with the debt issuances, the Company incurred approximately $10.7 million in fees and $1.0 million of pre-payment penalties. The Company anticipates that it will require additional capital to fund future operating and capital investment requirements.

FINANCIAL CONDITION

Significant Transactions

     During the six months ended September 30, 1998, the Company completed certain significant debt transactions. The Company entered into a $250.0 million Senior Credit Facility, which refinanced substantially all of the Company's existing indebtedness. On May 13, 1998, the Company sold, in a Rule 144A private placement and pursuant to Regulation S under the Securities Act, $180.0 million of Notes. The Notes mature on May 15, 2008 and bear interest at the rate of 10% per annum. The net proceeds of the Notes were used, in part, to repay indebtedness of the Company, with the remainder used for acquisitions.

     During the six months ended September 30, 1998, the Company utilized cash of $182.6 million in connection with acquisitions.

Cash Requirements for Maturing Debt Obligations and Interest Payments

     In connection with the acquisition of Isaac, the Company issued and assumed notes payable. Such notes, which are secured by a letter of credit under the Senior Credit Facility, require quarterly interest payments and require principal payments of $10.8 million on February 15, 1999 and $10.8 million on February 15, 2000. The Company expects to make these payments with borrowings under the Senior Credit Facility. Because the principal repayment of these notes is secured by a letter of credit under the Senior Credit Facility, its repayment would have a neutral effect on the Company's availability under the Senior Credit Facility.

     On November 16, 1998, the Company is required to make a semi-annual interest payment on the Notes. The interest payment of $9.1 million will be funded from borrowings under the Senior Credit Facility.

Working Capital Availability and Requirements

     Accounts receivable balances increased from $122.4 million at March 31, 1998 to $124.4 million at September 30, 1998. Approximately $30.0 million of accounts receivable were acquired in connection with acquisitions completed during the current fiscal year. The Company generated approximately $27.6 million of cash from the collection of accounts receivable during the six months ended September 30, 1998. Accounts payable increased from $66.8 million at March 31, 1998 to $70.7 million at September 30, 1998 principally as a result of the assumption of accounts payable of companies acquired since March 31, 1998.

     Inventory levels can vary significantly among the Company's operations. Inventory on hand at September 30, 1998 and March 31, 1998, respectively, consisted of the following categories and amounts (in thousands):

                                                    SEPTEMBER 30, 1998    MARCH 31, 1998
                                                    ------------------    --------------
Ferrous metals..................................         $48,660             $35,934
Non-ferrous metals..............................          31,393              25,222
Other...........................................           2,591                 786
                                                         -------             -------
                                                         $82,644             $61,942
                                                         =======             =======

     The Company acquired approximately $23.0 million of inventory in connection with the acquisitions completed during the current fiscal year. The adverse market conditions prevalent in the most recent quarter have slowed the Company's inventory turns. During the six months ended September 30, 1998, the Company recorded significant inventory adjustments principally as a result of adverse market conditions. The Company's inventory at September 30, 1998 is stated at the lower of average cost or market.

     Property and equipment increased from $109.9 million at March 31, 1998 to $182.4 million at September 30, 1998. During the six months ended September 30, 1998, the Company made capital expenditures of $11.3 million, bought-out certain operating leases for $10.6 million, and acquired $59.0 million of property and equipment in connection with the acquisitions completed during the current fiscal year. Although discretionary spending has been significantly curtailed pending an improvement in current market conditions, the Company expects to continue to make investments in additional equipment and property for expansion and for replacement of assets.

     At September 30, 1998, the Company had outstanding borrowings under its Senior Credit Facility of approximately $141.0 million. Borrowings outstanding on the Senior Credit Facility bore interest at a weighted average interest rate of 7.4%. Amounts outstanding under the Senior Credit Facility ranged from $0.0 to $154.0 million during the six months ended September 30, 1998.

     As a result of recent adverse market conditions and the effect of such conditions on the Company's results of operations, effective as of September 30, 1998, the Company and its bank group amended the Company's Senior Credit Facility to, among other things, modify the Company's minimum interest coverage test. Pursuant to the amendment, the Company's interest coverage ratio tests (i) for the quarters ending September 30, 1998 and December 31, 1998 were replaced with tests of minimum aggregate six- and nine-month EBITDA amounts of $1.5 million and $6.0 million, respectively, and (ii) for the quarters ending March 31, 1999 and June 30, 1999 were amended to apply to only the respective six- and nine-month periods then ended. If the scrap metal markets do not stabilize, the Company may be required to pursue amendments to the Senior Credit Facility, or waiver of defaults thereunder, prospectively. No assurance can be provided that there will be accommodations from the banks should such amendments be requested by the Company. To the extent a default were to occur under the Senior Credit Facility and such default was not cured timely or otherwise waived, the Company would be adversely impacted.

YEAR 2000 LIABILITY

     A year 2000 problem arises because some existing computer programs only recognize the last two digits rather than four digits to define the applicable year. Use of non-year 2000 compliant programs can result in system failures, miscalculations or errors causing disruptions of operations or other business failures, including, among other things, a potential inability to process invoices or transactions or engage in other normal business activities.

     The Company has experienced tremendous growth as a result of having completed 25 acquisitions since April 1996. Essentially all of the Acquired Operations operated on separate computer hardware, software, systems and processes ("Information Systems"). In order to address the potential year 2000 problem, among other Information Systems challenges faced by the Company, in fiscal 1998, the Company created an MIS Steering Committee. The MIS Steering Committee has developed a plan for year 2000 compliance which includes four major phases -- assessment, remediation, testing and implementation.

     The Company has substantially completed its assessment of the impact of the year 2000 problem on its Information Systems. Based on this assessment, the Company does not expect the cost of making the Company's Information Systems year 2000 compliant to have a material adverse impact on the Company's financial position or results of operations in future periods. The Company has completed approximately 88% of its remediation phase for all of its significant Information Systems, and estimates that it will complete software upgrades and/or replacement by the end of the current fiscal year. To date, the Company has completed approximately 26% of its testing and has implemented approximately 26% of the required remediation for such Information Systems. The testing and implementation phases are targeted to be substantially complete by the end of the second quarter of next fiscal year.

     The Company has begun its assessment of the impact of year 2000 problems on its non-information technology systems (such as telephones, processing equipment or other equipment containing embedded technology such as microcontrollers) ("Non-IT Systems"). As part of the assessment, the Company has created an equipment inventory database of Non-IT Systems to help with the assessment. The Company believes assessment will be completed before the end of the current fiscal year, and that remediation, testing and implementation will be completed by the end of the second quarter of next fiscal year.

     The Company is in the process of identifying third parties (i.e., suppliers and service providers) with whom it has significant relationships that, in the event of a year 2000 failure by any of the third parties, could have a material adverse impact on the Company's financial position or results of operations. The Company expects that this process will be on-going throughout the current and next fiscal year.

     The Company believes that, as a result of these efforts, any year 2000 problem that it may become subject to will not be material. However, there can be no assurance that this will be the case. The Company is unable at this time to state its "worst case" year 2000 scenario. A contingency plan in the event of noncompliance is currently being developed.

                          PART II -- OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On July 24, 1998, the City of Chicago served Cozzi with a lawsuit that alleges violations of various municipal ordinance provisions relating to facility operations and waste handling. (City of Chicago v. Cozzi Iron & Metal, Inc., 98 CH 9810). Cozzi is negotiating with the City to reach an appropriate resolution of this matter. At this time, Cozzi cannot estimate the costs, if any, that may result from this lawsuit. Based on its analysis of the situation, the management of the Company does not believe such costs would have a material adverse effect on the Company's business or financial condition; however, there can be no assurance that this will be the case.

     On August 25, 1998, a federal grand jury indicted Newell Recycling of Denver, Inc. (now Newell Recycling West) in connection with an allegation Newell Recycling of Denver, Inc. knowingly endangered employees by illegally storing and disposing gasoline in violation of the Resource Conversation and Recovery Act. Two former employees and one current employee of Newell Recycling West were charged with illegal storage and disposal of hazardous waste. The allegations relate to a fire that occurred at Newell Recycling West's Denver facility on October 30, 1995, before Newell Recycling West was purchased by the Company. The Company has received an indemnity from the previous owner for all costs and expenses related to the fire. However, there can be no assurance that the pending proceeding will not materially adversely affect the Company.

     By letter dated September 22, 1998, the Indiana Department of Environmental Management ("IDEM") issued Cozzi a notice of violation that alleges noncompliance with provisions primarily related to stormwater management at Cozzi's East Chicago, Indiana facility. The notice of violation requests that certain actions be taken and that Cozzi agree to the entry of an order imposing a $252,500 penalty. The notice of violation relates in part to a July 4, 1998 fire at the facility. Cozzi has begun to negotiate a resolution of this matter with IDEM. At this time, Cozzi cannot estimate the costs, if any, that may result from this notice of violation, although such costs are expected to be significantly less than the proposed penalty. Based on its analysis of the situation, the management of the Company does not believe such costs will have a material adverse effect on the Company's business or financial condition; however, there can be no assurance that this will be the case.

ITEM 2: CHANGES IN SECURITIES

     (c) Sales and/or Issuances of unregistered shares during the three months ended September 30, 1998:

          The following discusses all unregistered sales of the Company's Common Stock during the three months ended September 30, 1998. Each of the private placements described below was made to a limited number of investors, including accredited investors, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

          On July 1, 1998, the Company issued 1,938,879 shares of Common Stock to the former shareholders of Naporano as partial consideration for all the outstanding common stock of Naporano. The shares were valued at $18.5 million for financial reporting purposes.

          On July 1, 1998, the Company issued 435,558 shares of Common Stock to the former shareholders of Schiavone as partial consideration for certain assets of Schiavone. The shares were valued at $4.3 million for financial reporting purposes.

          On July 7, 1998, the Company issued 650,000 shares of Common Stock to the former shareholders of Kimerling as partial consideration for certain assets of Kimerling. The shares were valued at $5.4 million for financial reporting purposes. The Company also issued warrants to purchase an aggregate of 100,000 shares of Common Stock at $13.00 per share in consideration for services rendered or to be rendered.

          On July 8, 1998, the Company issued 203,692 shares of Common Stock to the former shareholder of Nicroloy as partial consideration for certain assets of Nicroloy. The shares were valued at $1.9 million for financial reporting purposes.

          On July 15, 1998, the Company issued 362,088 shares of Common Stock to the Midwest Metallics, L.P. as partial consideration for certain assets of Midwest Metallics, L.P. the shares were valued at $3.1 million for financial reporting purposes.

ITEM 5: OTHER INFORMATION

     Effective August 27, 1998, Joseph Naporano was appointed a director of the Company and as the Vice-Chairman of the Board of Directors.

     Effective September 1, 1998, Harold Rubenstein resigned as a director of the Company.

     Effective November 2, 1998, Kenneth A. Merlau was appointed an Executive Vice-President of the Company. Mr. Merlau currently serves on the Company's Board of Directors.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See Exhibit Index

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended September 30, 1998:

     (1) Form 8-K dated July 1, 1998, filed July 2, 1998 (providing supplementary consolidated financial statements of the Company that give effect to the Company's merger with Bluestone, accounted for as a pooling of interests).

     (2) Form 8-K dated July 1, 1998, filed July 7, 1998, and amendment thereto on Form 8-K/A, filed July 10, 1998 (relating to the acquisition of Naporano and including historical and pro forma financial statements).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          METAL MANAGEMENT, INC.

                                          By: /s/ ALBERT A. COZZI
                                             -----------------------------------
                                             Albert A. Cozzi
                                             Director, President and
                                             Chief Operating Officer

                                          By: /s/ GERARD M. JACOBS
                                             -----------------------------------
                                             Gerard M. Jacobs
                                             Director and
                                             Chief Executive Officer

                                          By: /s/ T. BENJAMIN JENNINGS
                                             -----------------------------------
                                             T. Benjamin Jennings
                                             Director, Chairman of the Board
                                             and Chief Development Officer

                                          By: /s/ ROBERT C. LARRY
                                             -----------------------------------
                                             Robert C. Larry
                                             Vice President of Finance,
                                             Treasurer, Chief Financial Officer
                                             and Assistant Secretary

                                          Date: November 13, 1998

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX

NUMBER AND DESCRIPTION OF EXHIBIT

 3.1      Amended and Restated Certificate of Incorporation of the
          Company, as filed with the Secretary of State of the State of Delaware on November 2, 1998.
 3.2      Certificate of Designations, Preferences and Rights of
          Series C Convertible Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on November 2, 1998.
 3.3      Restated By-Laws of the Company, as amended through August
          27, 1998.
 4.1 Sixth Supplemental Indenture, dated as of July 7, 1998, executed by Kimerling Acquisition Corp., amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 4.17 of the Company's Amendment No. 1 to Registration Statement on Form S-4 filed October 6,
          1998).
 4.2 Seventh Supplemental Indenture, dated as of July 9, 1998, executed by Nicroloy Acquisition Corp., amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 4.18 of the Company's Amendment No. 1 to the Registration Statement on Form S-4 filed October 6,
          1998).
 4.3 Eighth Supplemental Indenture, dated as of November 3, 1998, executed by FPX, Inc., amending Indenture, dated as of May
          13, 1998, among the Company, the Guarantors and LaSalle
          National Bank, as Trustee.
 4.4 Ninth Supplemental Indenture, dated as of November 3, 1998, executed by PerlCo, L.L.C., amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle
          National Bank, as Trustee.
 4.5 Registration Rights Agreement, dated as of July 1, 1998, between the Company, McDonald & Company Securities, Inc.,
          Joseph F. Naporano and Andrew J. Naporano (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 1, 1998).
 4.6 Registration Rights Agreement, dated as of July 7, 1998, between the Company and M. Kimerling & Sons, Inc.
          (incorporated by reference to Exhibit 4.25 of the Company's
          Amendment No. 1 to Registration Statement on Form S-3 filed
          July 31, 1998).
 4.7 Registration Rights Agreement, dated as of July 9, 1998, between the Company and Nicroloy Company (incorporated by reference to Exhibit 4.24 of the Company's Amendment No. 1 to Registration Statement on Form S-3 filed July 31, 1998).
 4.8 Registration Rights Agreement, dated as of July 14, 1998, between the Company and Midwest Metallics, L.P.
          (incorporated by reference to Exhibit 4.26 of the Company's
          Amendment No. 1 to Registration Statement on Form S-3 filed
          July 31, 1998).
 4.9      Metal Management, Inc. 1995 Stock Plan.
4.10      Metal Management, Inc. 1998 Director Compensation Plan.
4.11      Metal Management, Inc. 1998 Employee Stock Purchase Plan.
10.1      Amendment No. 3A to Credit Agreement, dated as of September
          30, 1998, by and among the Company and its subsidiaries named therein and BT Commercial Corporation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 5, 1998).
10.2      Secured Promissory Note, dated July 22, 1998, executed by T.
          Benjamin Jennings in favor of the Company.
10.3      Pledge Agreement, dated as of July 22, 1998, between T.
          Benjamin Jennings and the Company.
10.4      Secured Promissory Note, dated July 22, 1998, executed by
          Gerard M. Jacobs in favor of the Company.
10.5      Pledge Agreement, dated as of July 22, 1998, between Gerard
          M. Jacobs and the Company.

10.6      Employment Agreement, dated July 1, 1998, between Naporano
          Iron & Metal Co., Nimco Shredding Co., the Company and
          Joseph F. Naporano.
11.1      Computation of net income (loss) per share.
27.1      Financial Data Schedule.