Form 10-Q
period 1998-12-31
METAL MANAGEMENT INC
filed 1999-02-16
CIK 795665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 1998
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          COMMISSION FILE NO. 0-14836

                             METAL MANAGEMENT, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      94-2835068
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification Number)
               or organization)

                        500 N. DEARBORN ST., SUITE 405,
                               CHICAGO, IL 60610
          (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: (312) 645-0700

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No
     As of February 3, 1999, the Registrant had 44,194,122 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
PART I:                      FINANCIAL INFORMATION                      ----
          Part I, Exhibit 11.1 (Statement re: Computation of net
          income (loss) per share) and Exhibit 27.1 (Financial Data
          Schedule) will be filed by amendment to this quarterly
          report in accordance with Rule 12b-25 of the Securities
          Exchange Act of 1934, as amended.
PART II:  OTHER INFORMATION
ITEM 2:   Changes in Securities.......................................   1
ITEM 4:   Submission of Matters to a Vote of Security Holders.........   1
ITEM 5:   Other Information...........................................   1
ITEM 6:   Exhibits and Reports on Form 8-K............................   2
          SIGNATURES..................................................   3
          Exhibit Index...............................................   4

                          PART II -- OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

     On November 2, 1998, the Company issued 6,000 shares of Series C Preferred Stock to FPX, Inc. and Southern Tin Compress Corporation in exchange for the common stock of FPX, Inc. and certain assets of Southern Tin Compress Corporation. The Series C Preferred Stock is convertible into shares of Common Stock at a price equal to $9.00 per share of Common Stock. The Series C Preferred Stock was valued at approximately $5.1 million for financial reporting purposes.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of the Stockholders of the Company was held on November 2, 1998.

     (b) The following directors were elected at the Annual Meeting of
Stockholders: Albert A. Cozzi, Frank J. Cozzi, Gregory P. Cozzi, Rod F. Dammeyer, George A. Isaac III, Gerard M. Jacobs, T. Benjamin Jennings, Kenneth
A. Merlau, Joseph F. Naporano and William T. Proler.

     (c) Of the 39,632,289 shares entitled to vote, 33,724,048 shares were represented at the meeting by proxy or present in person. The stockholders considered the following matters:

PROPOSAL                                                      FOR         AGAINST     WITHHELD
--------                                                   ----------    ---------    ---------
1. Election of Directors:
   a. Albert A. Cozzi..................................    33,179,004            0      545,044
   b. Frank J. Cozzi...................................    33,176,106            0      547,942
   c. Gregory P. Cozzi.................................    33,178,006            0      546,042
   d. Rod F. Dammeyer..................................    33,178,144            0      545,904
   e. George A. Isaac III..............................    33,176,944            0      547,104
   f.  Gerard M. Jacobs................................    33,161,004            0      563,044
   g. T. Benjamin Jennings.............................    33,161,804            0      562,244
   h. Kenneth A. Merlau................................    33,175,984            0      548,064
   i.  Joseph F. Naporano..............................    33,179,004            0      545,044
   j.  William T. Proler...............................    33,179,004            0      545,044
2. Approval of the Amended and Restated Certificate of
   Incorporation which served to increase authorized
   common stock from 80,000,000 to 140,000,000 and
   eliminate the ability of stockholders to act by
   written consent.....................................    27,412,676    1,188,324    5,123,048
3. Increase the number of shares authorized under the
   1995 Stock Plan from 2,600,000 to 5,200,000.........    26,837,089    1,516,151    5,370,808
4. Approval of the 1998 Director Compensation Plan.....    27,786,053      775,270    5,162,725
5. Approval of the 1998 Employee Stock Purchase Plan...    28,005,298      585,361    5,133,389
6. Approval of PricewaterhouseCoopers LLP as
   independent accountants.............................    33,587,227       70,640       66,181

ITEM 5: OTHER INFORMATION

  Directorships:

     Effective November 2, 1998, Kenneth A. Merlau was appointed an Executive Vice-President of the Company. Mr. Merlau currently serves on the Company's Board of Directors.

     Effective November 19, 1998, Timothy P. Orlowski was appointed a director of the Company.

     Effective January 11, 1999, Gene C. McCaffery was appointed a director of the Company.

  Change of Chief Executive Officer.

     On February 12, 1999, Gerard M. Jacobs ("Jacobs") and the Company entered into a Settlement Agreement and General Release (the "Severance Agreement") pursuant to which Jacobs resigned as the Company's Chief Executive Officer. The Company's Board of Directors elected T. Benjamin Jennings, the Company's Chairman and Chief Development Officer, as the Company's new Chief Executive Officer. Simultaneously with the execution of the Severance Agreement, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with a newly formed corporation controlled by Jacobs ("Buyer"), pursuant to which the Company agreed to sell the common stock of its Superior Forge, Inc. subsidiary to the Buyer for $13,600,000 in cash and a $2,500,000 subordinated promissory note. In addition, the Company will receive a $1,000,000 "success fee" if Superior Forge, Inc. has EBITDA in excess of $6,250,000 in any of the first five years after the closing. At the closing, Buyer will also purchase Jacobs' $500,000 promissory note owed to the Company, for a cash amount equal to the principal amount thereof plus accrued interest to the closing date.

     The Severance Agreement provides that in the event (and only in the event that) the Stock Purchase Agreement is terminated without Buyer purchasing Superior Forge, Inc., Jacobs will be entitled to receive severance payments in the amount of $672,677, $631,426, $625,176 and $618,926 on the six-month, one-year, eighteen-month and two-year anniversaries of the date the Stock Purchase Agreement is terminated. In such event, Jacobs will repay his $500,000 promissory note to the Company in four equal semi-annual installments of $125,000 plus accrued and unpaid interest. The sale and purchase of Superior Forge, Inc. pursuant to the Stock Purchase Agreement is subject to certain conditions, including Buyer's ability to complete financing for the transaction. The closing to the Stock Purchase Agreement is also subject to certain government approvals.

     In connection with the execution of the Severance Agreement and the Stock Purchase Agreement, the parties to the Company's Stockholders' Agreement amended and restated the same, to (among other things) remove Jacobs as a party thereto. Copies of the Severance Agreement and the Amended and Restated Stockholders' Agreement are attached to this Form 10-Q as Exhibits 10.2 and 10.3, respectively.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     See Exhibit Index

(b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended December 31, 1998:

          (1) Form 8-K dated October 5, 1998, filed October 6, 1998 (providing consolidated financial statements of the Company that give effect to the Company's merger with R&P Holdings, Inc. accounted as a pooling of interests and reporting certain amendments to the Company's $250.0 million Senior Credit Facility).

          (2) Form 8-K dated December 1, 1998, filed December 11, 1998 (relating to the Company's stock option exchange plan).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          METAL MANAGEMENT, INC.

                                          By: /s/ ALBERT A. COZZI

                                          --------------------------------------

                                                    Albert A. Cozzi
                                               Director, President and
                                               Chief Operating Officer

                                          By: /s/ T. BENJAMIN JENNINGS

                                          --------------------------------------

                                                    T. Benjamin Jennings
                                               Director, Chairman of the Board,
                                               Chief Executive Officer,
                                               and Chief Development Officer

                                          By: /s/ ROBERT C. LARRY

                                          --------------------------------------

                                                    Robert C. Larry
                                               Executive Vice President of
                                                    Finance,
                                               Treasurer, Chief Financial
                                                    Officer
                                               and Assistant Secretary

                                          Date: February 16, 1999

                             METAL MANAGEMENT, INC.
                                 EXHIBIT INDEX

NUMBER AND DESCRIPTION OF EXHIBIT

3.1 Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 2, 1998 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.2 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on November 2, 1998 (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.3 Restated By-Laws of the Company, as amended through August 27, 1998 (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

4.1 Eight Supplemental Indenture, dated as of November 3, 1998, executed by FPX, Inc., amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

4.2 Ninth Supplemental Indenture, dated as of November 3, 1998, executed by PerlCo, L.L.C., amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.1 Amendment No. 4 to Credit Agreement, dated as of December 31, 1998, by and among the Company and its subsidiaries named therein and BT Commercial Corporation and the other financial institutions signatories thereto as lenders (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 28, 1999).

10.2 Settlement Agreement and General Release, dated February 12, 1999, by and between Gerard M. Jacobs and the Company.

10.3 Amended and Restated Stockholders' Agreement, dated as of February 12, 1999, by and among T. Benjamin Jennings, Gerard M. Jacobs, Albert A. Cozzi, Frank J. Cozzi, Gregory P. Cozzi, Samstock, L.L.C. and the Company.