Form 10-Q/A
period 1998-12-31
METAL MANAGEMENT INC
filed 1999-02-18
CIK 795665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
PART I:                      FINANCIAL INFORMATION                     -------
ITEM 1:   Financial Statements
          Condensed Consolidated Balance Sheets -- December 31, 1998
            (unaudited) and March 31, 1998............................       1
          Condensed Consolidated Statements of Operations -- three and nine months ended December 31, 1998 and 1997
            (unaudited)...............................................       2
          Condensed Consolidated Statements of Cash Flows -- nine
            months ended
            December 31, 1998 and 1997 (unaudited)....................       3
          Condensed Consolidated Statements of Stockholders' Equity --
            March 31, 1998 and December 31, 1998 (unaudited)..........       4
          Notes to Condensed Consolidated Financial Statements
            (unaudited)...............................................       5
ITEM 2:   Management's Discussion and Analysis of Financial Condition
            and
            Results of Operations.....................................      14
PART II:  OTHER INFORMATION
ITEM 2:   Changes in Securities.......................................      24
ITEM 4:   Submission of Matters to a Vote of Security Holders.........      24
ITEM 5:   Other Information...........................................      24
ITEM 6:   Exhibits and Reports on Form 8-K............................      25
          SIGNATURES..................................................      27
          Exhibit Index...............................................      28

PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                DECEMBER 31, 1998    MARCH 31, 1998
                                                                -----------------    --------------
                                                                (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................        $  2,430            $  4,464
  Accounts receivable, net..................................          91,885             122,404
  Inventories...............................................          70,604              61,942
  Prepaid expenses and other assets.........................           9,281               8,569
                                                                    --------            --------
     Total current assets...................................         174,200             197,379
Property and equipment, net.................................         190,548             109,886
Goodwill, net...............................................         308,062             181,219
Deferred financing costs and other intangibles, net.........          13,419               5,284
Long-term deferred tax asset................................           2,148                   0
Investments in joint ventures...............................           1,775               7,496
Other assets................................................           1,280               1,162
                                                                    --------            --------
     Total assets...........................................        $691,432            $502,426
                                                                    ========            ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................        $ 60,967            $ 66,845
  Other accrued liabilities.................................          22,740              17,076
  Current portion of notes payable to related parties.......           2,794              10,830
  Current portion of long-term debt.........................           2,125               1,047
                                                                    --------            --------
     Total current liabilities..............................          88,626              95,798
Long-term notes payable to related parties, less current
  portion...................................................           3,988              31,762
Long-term debt, less current portion........................         334,202             107,827
Long-term deferred tax liability............................               0              11,922
Other liabilities...........................................           2,523               2,339
                                                                    --------            --------
     Total liabilities......................................         429,339             249,648
Stockholders' equity:
  Convertible preferred stock -- Series A...................           8,419              13,981
  Convertible preferred stock -- Series B...................          15,801              19,027
  Convertible preferred stock -- Series C...................           5,100                   0
  Common stock..............................................             429                 341
  Warrants..................................................          46,248              45,870
  Additional paid-in-capital and other......................         251,702             200,150
  Accumulated deficit.......................................         (65,606)            (26,591)
                                                                    --------            --------
     Total stockholders' equity.............................         262,093             252,778
                                                                    --------            --------
       Total liabilities and stockholders' equity...........        $691,432            $502,426
                                                                    ========            ========


   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   ---------------------------   ---------------------------
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       1998           1997           1998           1997
                                                   ------------   ------------   ------------   ------------
Net sales........................................    $178,752       $145,837       $610,959       $355,196
Cost of sales....................................     167,607        133,305        570,178        324,026
                                                     --------       --------       --------       --------
Gross profit.....................................      11,145         12,532         40,781         31,170
Operating expenses:
  General and administrative.....................      14,670          7,354         42,307         17,678
  Depreciation and amortization..................       7,546          3,122         18,221          6,901
  Non-recurring expenses.........................       6,452         33,710          9,866         33,710
                                                     --------       --------       --------       --------
Total operating expenses.........................      28,668         44,186         70,394         58,289
                                                     --------       --------       --------       --------
Operating loss from continuing operations........     (17,523)       (31,654)       (29,613)       (27,119)
Income (loss) from joint ventures................        (695)            79         (1,626)           268
Interest expense.................................       9,043          2,832         22,634          6,937
Interest and other income, net...................         568            374          1,884            859
                                                     --------       --------       --------       --------
Loss from continuing operations before income
  taxes, discontinued operations and
  extraordinary charge...........................     (26,693)       (34,033)       (51,989)       (32,929)
Benefit for income taxes.........................      (8,269)        (3,871)       (15,292)        (3,282)
                                                     --------       --------       --------       --------
Loss from continuing operations before
  discontinued operations and extraordinary
  charge.........................................     (18,424)       (30,162)       (36,697)       (29,647)
Discontinued operations:
  Gain (loss) on sale of discontinued operations,
    net of taxes.................................          21            (42)            95            166
                                                     --------       --------       --------       --------
Loss before extraordinary charge.................     (18,403)       (30,204)       (36,602)       (29,481)
Extraordinary charge for early retirement of
  debt, net of taxes.............................          76              0            938              0
                                                     --------       --------       --------       --------
Net loss.........................................     (18,479)       (30,204)       (37,540)       (29,481)
Accretion of preferred stock to redemption
  value..........................................           0              0              0             57
Non-cash beneficial conversion feature of
  convertible preferred stock....................           0          5,592              0          5,592
Preferred stock dividends........................         619            580          1,475            895
                                                     --------       --------       --------       --------
Net loss applicable to Common Stock..............    $(19,098)      $(36,376)      $(39,015)      $(36,025)
                                                     ========       ========       ========       ========
Basic earnings (loss) per common share for:
  Continuing operations applicable to Common
    Stock........................................    $  (0.46)      $  (1.67)      $  (1.02)      $  (2.12)
  Discontinued operations........................    $   0.00       $  (0.01)      $   0.00       $   0.01
  Extraordinary charge...........................    $   0.00       $   0.00       $  (0.02)      $   0.00
                                                     --------       --------       --------       --------
  Net loss applicable to Common Stock............    $  (0.46)      $  (1.68)      $  (1.04)      $  (2.11)
                                                     ========       ========       ========       ========
Weighted average shares outstanding..............      41,381         21,699         37,506         17,067
Diluted earnings (loss) per share for:
  Continuing operations applicable to Common
    Stock........................................    $  (0.46)      $  (1.68)      $  (1.02)      $  (2.12)
  Discontinued operations........................    $   0.00       $  (0.01)      $   0.00       $   0.01
  Extraordinary charge...........................    $   0.00       $   0.00       $  (0.02)      $   0.00
                                                     --------       --------       --------       --------
  Net loss applicable to Common Stock............    $  (0.46)      $  (1.68)      $  (1.04)      $  (2.11)
                                                     ========       ========       ========       ========
Weighted average diluted shares outstanding......      41,381         21,699         37,506         17,067

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                                                     NINE MONTHS ENDED
                                                                ----------------------------
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                ------------    ------------
CASH FLOWS FROM CONTINUING OPERATIONS:
Net loss from continuing operations.........................    $   (36,697)      $(29,647)
Adjustments to reconcile net loss from continuing operations to cash flows from continuing operations:
  Discontinued operations...................................            182            387
  Extraordinary charge on retirement of debt................           (938)             0
  Depreciation and amortization.............................         18,221          6,901
  Deferred taxes............................................        (14,096)        (2,731)
  Amortization of debt issuance costs.......................          1,538              0
  Non-recurring charges.....................................          6,252         32,055
  Other.....................................................          1,653           (477)
Changes in assets and liabilities, net of effects of
  acquisitions:
  Accounts receivable, net..................................         62,030          3,578
  Inventories...............................................         15,791         17,037
  Accounts payable..........................................        (14,890)       (20,413)
  Other.....................................................           (429)        (3,698)
                                                                -----------       --------
Cash flows from continuing operations.......................         38,617          2,992
CASH FLOWS USED BY INVESTING ACTIVITIES:
  Purchases of property and equipment.......................        (15,451)        (4,332)
  Costs of operating lease buyouts..........................        (10,623)             0
  Acquisitions, net of cash acquired........................       (184,542)       (23,153)
  Other.....................................................          1,386          1,100
                                                                -----------       --------
Net cash used by investing activities.......................       (209,230)       (26,385)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Net borrowings on lines-of-credit.........................              0         (1,028)
  Issuances of long-term debt...............................      1,227,357         16,402
  Repayments of long-term debt..............................     (1,047,473)       (50,712)
  Fees paid to issue long-term debt.........................        (11,056)             0
  Penalties paid on early retirement of debt................           (973)             0
  Issuances of convertible preferred stock..................              0         42,908
  Issuances of Common Stock.................................            724         40,208
                                                                -----------       --------
Net cash provided by financing activities...................        168,579         47,778
                                                                -----------       --------
Net increase (decrease) in cash and cash equivalents........         (2,034)        24,385
Cash and cash equivalents at beginning of period............          4,464          5,768
                                                                -----------       --------
Cash and cash equivalents at end of period..................    $     2,430       $ 30,153
                                                                ===========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................    $    18,792       $  6,368
Income taxes paid (refunded)................................    $      (125)      $  1,841


   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (unaudited, in thousands, except shares)

                                                                        PREFERRED STOCK
                                                                --------------------------------
                                                                SERIES A    SERIES B    SERIES C
                                                                --------    --------    --------
Balance at March 31, 1998...................................    $13,981     $19,027      $    0
Conversion of preferred stock...............................     (5,562)     (3,226)          0
Equity issued for acquisitions..............................          0           0       5,100
Preferred stock dividends...................................          0           0           0
Exercise of options/warrants................................          0           0           0
Other.......................................................          0           0           0
Net loss....................................................          0           0           0
                                                                -------     -------      ------
Balance at December 31, 1998................................    $ 8,419     $15,801      $5,100
                                                                =======     =======      ======


                                      COMMON STOCK
                                   -------------------
                                     NUMBER                         ADDITIONAL
                                       OF                            PAID-IN-    ACCUMULATED
                                     SHARES     AMOUNT   WARRANTS    CAPITAL       DEFICIT       TOTAL
                                   ----------   ------   --------   ----------   -----------    --------
Balance at March 31, 1998........  34,080,830    $341    $45,870     $200,150     $(26,591)     $252,778
Conversion of preferred stock....   4,167,167      41          0        9,172            0           425
Equity issued for acquisitions...   4,492,851      45        699       41,718            0        47,562
Preferred stock dividends........           0       0          0            0       (1,475)       (1,475)
Exercise of options/warrants.....     186,741       2       (449)       1,130            0           683
Other............................      18,294       0        128         (468)           0          (340)
Net loss.........................           0       0          0            0      (37,540)      (37,540)
                                   ----------    ----    -------     --------     --------      --------
Balance at December 31, 1998.....  42,945,883    $429    $46,248     $251,702     $(65,606)     $262,093
                                   ==========    ====    =======     ========     ========      ========


   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements include the accounts of Metal Management, Inc. and its subsidiaries (herein referred to as "MTLM" or the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998 and in the Company's Current Report on Form 8-K dated October 5, 1998.

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

     The accompanying financial statements have been prepared on the presumption that the Company will continue its operations as a going concern. As discussed in Note 5 to the condensed consolidated financial statements, the Company may not have sufficient availability under its Senior Credit Facility to make its scheduled May 15, 1999 interest payment on its Senior Subordinated Notes. The inability of the Company to make this interest payment may result in adverse consequences to the Company, its stockholders, and holders of the Notes including but not limited to the impairment of the Company to continue as a going concern. As discussed in Note 5, management continues to evaluate alternative sources of capital including potential equity offerings, the sale of assets or other measures. The financial statements do not include any adjustments that might result from an adverse outcome regarding this uncertainty.

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

     The following table presents net sales and net loss applicable to Common Stock for the nine months ended December 31 for the Company and Bluestone up to the date of the merger. The only conforming accounting adjustment reflected is to change Bluestone's inventory valuation methodology from a LIFO basis to an average cost basis (in thousands):

                                                                  1998        1997
                                                                --------    --------
NET SALES:
The Company -- historical...................................    $600,426    $283,353
Bluestone...................................................      10,533      71,843
                                                                --------    --------
Combined....................................................    $610,959    $355,196
                                                                ========    ========
NET LOSS APPLICABLE TO COMMON STOCK:
The Company -- historical...................................    $(37,846)   $(36,046)
Bluestone...................................................        (326)        222
Conforming accounting adjustments, net of tax...............           0        (367)
                                                                --------    --------
Net loss from continuing operations.........................     (38,172)    (36,191)
Net income from discontinued operations.....................          95         166
Extraordinary charge on early retirement of debt............        (938)          0
                                                                --------    --------
Combined....................................................    $(39,015)   $(36,025)
                                                                ========    ========

     In connection with the Bluestone merger, the Company recognized merger expenses of $1.7 million (see Note 3 -- Non-recurring expenses).

ACQUISITIONS COMPLETED DURING THE NINE MONTHS ENDED DECEMBER 31, 1998

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

- In July 1998, the Company, through its Cozzi subsidiary, acquired certain assets of Midwest Metallics, L.P., located in Chicago, Illinois.

- In November 1998, a wholly owned subsidiary of the Company merged with FPX, Inc. The sole asset of FPX, Inc. is a 50% joint venture interest in PerlCo, L.L.C. ("PerlCo"). The Company's Cozzi subsidiary had previously owned the other 50% of PerlCo. PerlCo is a scrap metal recycling operation located in Memphis, Tennessee.

     The purchase consideration for the acquisitions completed during the nine months ended December 31, 1998 was as follows (in thousands):

                                                              NAPORANO    OTHERS      TOTAL
                                                              --------   --------    --------
Shares of restricted Common Stock issued....................     1,939      2,554       4,493
Shares of Series C Convertible Preferred Stock issued.......         0          6           6
Warrants issued to purchase Common Stock....................         0        150         150
Cash paid, including transaction costs......................  $ 86,554   $101,721    $188,275
Value of Common Stock issued................................    18,497     23,266      41,763
Value of Series C Convertible Preferred Stock issued........         0      5,100       5,100
Value of warrants issued....................................         0        699         699
Promissory notes issued.....................................         0      1,250       1,250
                                                              --------   --------    --------
  Total purchase consideration..............................  $105,051   $132,036    $237,087
                                                              ========   ========    ========

     The preliminary allocation of purchase consideration was as follows at December 31, 1998 (in thousands):

Fair value of tangible assets acquired......................    $132,999
Goodwill....................................................     133,018
Liabilities assumed.........................................     (29,423)
Common Stock and warrants issued............................     (42,462)
Convertible preferred stock issued..........................      (5,100)
Promissory notes issued.....................................      (1,250)
                                                                --------
Cash paid...................................................     187,782
  Less: cash acquired.......................................      (3,240)
                                                                --------
Net cash paid for acquisitions..............................    $184,542
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

     The following unaudited pro forma statement of operations presents a summary of consolidated results of operations of the Company, Reserve Iron & Metal L.P. ("Reserve"), the Isaac Corporation and Ferrex Trading Corporation (collectively "Isaac"), Proler Southwest Inc. and Proler Steelworks L.L.C. (collectively "Proler"), Cozzi, Aerospace Metals, Inc. ("Aerospace") and Naporano (collectively, the "Pro Forma Acquisitions") as if these acquisitions had occurred on April 1, 1997. The Reserve, Isaac, Proler, Cozzi and Aerospace acquisitions were completed by the Company during fiscal 1998. The unaudited pro forma statement of operations have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets acquired, additional amortization expense as a result of goodwill and interest expense related to cash portions of purchase consideration and assumed debt. The pro forma statement of operations includes non-recurring expenses of $12.6 million for the nine months ended December 31, 1998 and $33.7 million for the twelve months ended

March 31, 1998. The pro forma statement of operations for the twelve months ended March 31, 1998 also includes a charge for a $5.6 million non-cash dividend on the beneficial conversion feature of convertible preferred stock. The pro forma results do not purport to be indicative of the financial results which actually would have occurred had the Pro Forma Acquisitions been in effect on April 1, 1997 (in thousands, except share data).

                                                                NINE MONTHS     TWELVE MONTHS
                                                                   ENDED            ENDED
                                                                DECEMBER 31,      MARCH 31,
                                                                    1998            1998
                                                                ------------    -------------
                                                                UNAUDITED         UNAUDITED
STATEMENT OF OPERATIONS
Net sales...................................................      $651,115       $1,020,030
Net loss from continuing operations applicable to Common
  Stock.....................................................      $(40,997)      $  (38,781)
Basic and diluted net loss per share from continuing
  operations................................................      $  (0.95)      $    (1.04)

NOTE 3 -- NON-RECURRING EXPENSES

     During the three and nine months ended December 31, 1998, the Company recorded the following expenses which have been classified as non-recurring elements of total operating expenses (in thousands):

                                                                 THREE MONTHS      NINE MONTHS
                                                                ENDED 12/31/98    ENDED 12/31/98
                                                                --------------    --------------
Impairment of goodwill......................................        $6,000            $6,000
Bluestone merger expenses...................................            37             1,721
Terminated merger expenses..................................           371             1,453
Severance and other benefits................................            24               131
Integration, facility closure charges and other.............            20               561
                                                                    ------            ------
                                                                    $6,452            $9,866
                                                                    ======            ======

     On February 12, 1999, the Company signed a definitive purchase agreement to sell Superior Forge Inc. ("SFI") (see Note 9). In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company determined that a portion of the goodwill associated with the Company's original acquisition of Superior Forge was impaired. The Company recorded a $6.0 million non-cash and non-recurring charge to reflect the impairment of its goodwill related to Superior Forge at December 31, 1998.

     In connection with the Company's merger with Bluestone, the Company recognized merger expenses consisting primarily of fees and expenses for accountants, attorneys, and investment bankers. The merger expenses also included a charge of $750,000 related to the buy-out of existing contracts at Bluestone.

     In September 1998, the Company elected, due to adverse scrap metals market conditions, to terminate all then pending negotiations and related due diligence processes with potential acquisition candidates. The terminated merger expenses recognized represent incurred transaction costs associated with acquisitions that the Company was pursuing.

     During the current fiscal year, and as a result of the adverse market conditions, the Company closed certain facilities resulting in the write-off of equipment which became impaired and the recording of severance accruals for employee termination. The Company continues its ongoing review of all of its facilities and will take actions as required in response to market conditions.

     During the nine months ended December 31, 1997, the Company recorded non-recurring expenses of $33.7 million. These expenses related to severance paid to a former officer of the Company, the value of warrants to purchase Common Stock issued to certain officers and directors of the Company, and costs associated with the shutdown of the Company's EMCO Recycling subsidiary.

NOTE 4 -- INVENTORIES

     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following categories at (in thousands):

                                                                DECEMBER 31, 1998    MARCH 31, 1998
                                                                -----------------    --------------
Ferrous metals..............................................         $42,672            $35,934
Non-ferrous metals..........................................          25,178             25,222
Other.......................................................           2,754                786
                                                                     -------            -------
                                                                     $70,604            $61,942
                                                                     =======            =======

NOTE 5 -- DEBT

SENIOR CREDIT FACILITY

     On March 31, 1998, the Company and its subsidiaries entered into a three year credit facility (the "Senior Credit Facility") with BT Commercial Corporation, as agent for the lenders (the "Agent") and certain commercial lending institutions. The Senior Credit Facility, as amended, provides for a revolving credit and letter of credit facility of $250.0 million, subject to borrowing base limitations. The obligations of the Company and its subsidiaries under the Senior Credit Facility are secured by a security interest in substantially all of the assets and properties of the Company and its subsidiaries, including pledges of the capital stock of the Company's subsidiaries. Availability of loans and letters of credit under the Senior Credit Facility is generally limited to a borrowing base of 85% of eligible accounts receivable, 70% of eligible inventory and a fixed asset sublimit ($60.6 million as of December 31, 1998) that amortizes on a quarterly basis. At December 31, 1998, the Company had borrowings of $147.5 million outstanding and letters of credit aggregating $8.9 million outstanding under the Senior Credit Facility.

     Pursuant to the Senior Credit Facility, the Company pays a fee of .375% on the undrawn portion of the facility. The Senior Credit Facility also contains certain financial covenants, including an interest coverage ratio, imposes certain limitations on the Company's ability to make to capital expenditures, and restricts payments of dividends and equity redemptions. The Senior Credit Facility is available for working capital and general corporate purposes, including acquisitions.

     As a result of recent market conditions in the steel and metal sector and the impact thereof on the results of operations of the Company, effective as of December 31, 1998, the Company and its bank group amended the Senior Credit Facility to, among other things, modify the Company's minimum interest coverage tests (the "Amendment"). Pursuant to the Amendment, the Company's interest coverage ratio tests (i) for the nine months ended December 31, 1998 and (ii) for the twelve months ending March 31, 1999 were replaced with minimum EBITDA tests for the respective nine and twelve month periods then ended, which (as so amended) the Company met for the nine-month period ended December 31, 1998. In addition, the minimum interest coverage tests (i) for the three month period ended June 30, 1999, (ii) for the six month period ended September 30, 1999,
(iii) for the nine month period ended December 31, 1999, (iv) for the twelve month period ended March 31, 2000 and (v) for the end of each subsequent fiscal quarter thereafter for the twelve month period then ending have each been reset to require an interest coverage ratio of not less than 1.0 to 1.0.

     The Senior Credit Facility provides the Company with the option of borrowing based either on the Bankers Trust Company's prime rate plus a margin or LIBOR plus a margin. Through December 31, 1998, the interest rate margins were set at 0.5% for Bankers Trust Company's prime rate and 1.75% for LIBOR. Pursuant to the Amendment, the interest rate margins were increased to 1.5% for Bankers Trust Company's prime rate and 2.5% for LIBOR borrowings. The margins applicable to both prime and LIBOR rate loans, however, decrease to the extent that the Company is able to satisfy its interest coverage tests in subsequent fiscal periods or has excess availability of at least $40.0 million for a period of 30 consecutive days. In addition, the Amendment places contractual restrictions on the Company's ability to make interest payments on its Notes (as defined herein) unless during the thirty day period ending on the date on which the interest payment is to be made, there exists undrawn availability under the Senior Credit Facility of not less than $20 million plus the amount of interest which is then due and payable on the Notes.

     As disclosed in the Company's Form 10-Q dated September 30, 1998 and in the Company's Form 8-K dated October 5, 1998, the Company and its bank group had previously amended the Senior Credit Facility to modify the Company's minimum interest coverage test.

SENIOR SUBORDINATED NOTES

     On May 13, 1998, the Company issued $180.0 million of 10.0% Senior Subordinated Notes due on May 15, 2008 (the "Notes") in a private placement under Rule 144A of the Securities Act (the "Subordinated Debt Placement"). Interest on the Notes is payable semi-annually during May and November of each year. The Company received net proceeds of $174.6 million in the Subordinated Debt Placement. The Notes are general unsecured obligations of the Company and are subordinated in right to payment to all senior debt of the Company, including the indebtedness of the Company under the Senior Credit Facility. The Company's payment obligations are jointly and severally guaranteed by all of the Company's current and certain future subsidiaries. The proceeds of the Notes were used to repay approximately $119.0 million then outstanding under the Company's Senior Credit Facility and approximately $19.1 million of notes payable to related parties.

     Pursuant to the Amendment to the Senior Credit Facility (described above), the Company must meet a certain availability target in order to be contractually permitted to make scheduled interest payments on the Notes. Specifically, in accordance with the Amendment, the Company will be required to maintain excess availability under the Senior Credit Facility of at least $20.0 million plus the interest payment to be made on the Notes for each of 30 days preceding scheduled interest payments on the Notes (the "Minimum Availability Test"). The next scheduled interest payment on the Notes is May 15, 1999 ("Payment Date"). If the Company's availability during 30 day period preceding the Payment Date does not exceed that amount, unless the Company's lenders under the Senior Credit Facility agree otherwise, the Company will be unable to make the scheduled interest payment. The Company anticipates that it will require cash infusions from equity issuances or business/asset sales in order to satisfy the Minimum Availability Test. No assurance can be provided that the Company will be able to satisfy the Minimum Availability Test and that it will be able to make the next scheduled interest payment on the Notes. If the Company is unable to satisfy the Minimum Availability Test or is otherwise unable to make any scheduled payments on its Notes, there would be adverse consequences to the Company, its stockholders and holders of the Notes. If the Company is unable to make scheduled interest payments on the Notes, the Company may initiate or be required to restructure the Company's balance sheet and financial affairs which could be adverse to the Company, its stockholders, and holders of the Notes.

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

EXTRAORDINARY CHARGE ON EARLY RETIREMENT OF DEBT

     The Company borrowed under the Senior Credit Facility to refinance existing secured debt (including notes payable to related parties), buyout certain operating leases and pay prepayment penalties associated with the early retirement of debt. In connection with the refinancing of debt, the Company recognized extraordinary charges consisting of the following (in thousands):

                                                                 THREE MONTHS      NINE MONTHS
                                                                ENDED 12/31/98    ENDED 12/31/98
                                                                --------------    --------------
Cash prepayment penalties...................................         $  0             $  973
Value of warrants to purchase 106,797 shares of Common Stock
  issued as a prepayment penalty............................          128                128
Write-off of related unamortized financing costs............            0                487
                                                                     ----             ------
Extraordinary charge before income tax benefit..............          128              1,588
Income tax benefit..........................................           52                650
                                                                     ----             ------
Net extraordinary charge....................................         $ 76             $  938
                                                                     ====             ======

     The warrants are exercisable at $6.50 per share over a 3 year period and were issued as a prepayment penalty in connection with the repayment of certain notes issued in an acquisition. The value of the warrants was determined using the Black-Scholes model.

NOTE 6 -- STOCKHOLDERS EQUITY

COMMON STOCK

     On November 2, 1998, the Company's stockholders approved:

     - an amendment to the Company's Certificate of Incorporation to, among other things, increase the number of authorized shares of Common Stock from 80,000,000 to 140,000,000;

     - an amendment to the Company's 1995 Stock Plan to increase the number of shares of Common Stock authorized for issuance thereunder;

     -  the Company's 1998 Director Compensation Plan; and

     -  the Company's 1998 Employee Stock Purchase Plan.

     During January 1999, the Company completed a private sale of 192,000 shares of the Company's Common Stock, par value $.01 per share, at a purchase price of $2.00 per share to certain officers and directors of the Company. The issuance of these shares is subject to the approval of the Company's stockholders at the next annual or special meeting of the stockholders of the Company. The Company received proceeds of approximately $0.4 million in that transaction. There were no fees or commissions paid in the transaction.

     The Company received notice from the NASDAQ Stock Market, Inc. ("NASDAQ") indicating that the Company is not in compliance with certain maintenance standards required for continued listing on the NASDAQ National Market System. On March 18, 1999, the Company will have a hearing before a NASDAQ Panel to evaluate the Company's ability to satisfy the maintenance standards established by NASDAQ. If the NASDAQ panel makes an adverse determination regarding the Company's continued listing, the Company's stock may not continue to be listed on the NASDAQ National Market System. In that circumstance, the Company will seek to have its Common Stock continue to trade on NASDAQ's Small Cap Market or on another appropriate trading exchange or market. The failure of the Company's Common Stock to be listed on the NASDAQ Stock Market could adversely affect the liquidity of the Company's Common Stock.

CONVERTIBLE PREFERRED STOCK

     The Company's Amended and Restated Certificate of Incorporation allows for the issuance of up to 4,000,000 shares of preferred stock. During fiscal 1998, the Company issued 25,000 shares of Series A Convertible Preferred Stock, par value $.01 per share, stated value $1,000 per share (the "Series A Preferred Stock"), and 20,000 shares of Series B Convertible Preferred Stock, par value $.01 per share, stated value $1,000 per share (the "Series B Preferred Stock"). In connection with the acquisition of FPX, Inc., the Company issued 6,000 shares of Series C Convertible Preferred Stock, par value $.01 per share, stated value $1,000 per share (the "Series C Preferred Stock"). The fair value of the Series C Preferred Stock was estimated at $5.1 million.

     Dividends on the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock accrue, whether or not declared by the Board of Directors, at an annual rate of 6.0%, 4.5% and 6.9%, respectively, of the stated value of each outstanding share of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. Dividends are payable in cash, or at the Company's option, in additional shares of preferred stock.

     The holders of Series A Preferred Stock are able to convert the shares into Common Stock at a price equal to the lower of: (i) $18.30; or (ii) 85% of the average closing bid price for the Common Stock for the five trading days prior to the date of the conversion notice. The holders of Series B Preferred Stock are able to convert the shares into Common Stock at a price equal to the lower of: (i) 120% of the closing bid price for the Common Stock on the date of purchase of the Series B Preferred Stock; (ii) 92.5% of the average closing bid price for the Common Stock for the five trading days prior to the date of the conversion notice; or (iii) if applicable, the lowest traded price of the Common Stock during the time when the Common Stock is not listed on a national securities exchange. The holders of the Series C Preferred Stock are able to convert the shares into Common Stock at a price equal to $9.00 per share of Common Stock.

     The following presents a summary of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock issued and converted during the nine months ended December 31, 1998:

                                                                SERIES A    SERIES B    SERIES C
                                                                --------    --------    --------
Shares outstanding at March 31, 1998........................     15,094      20,000          0
Shares converted into Common Stock..........................     (6,971)     (4,660)         0
Shares issued for acquisitions..............................          0           0      6,000
Shares issued for dividends.................................        292         461          0
                                                                 ------      ------      -----
Shares outstanding at December 31, 1998.....................      8,415      15,801      6,000
                                                                 ======      ======      =====

NOTE 7 -- RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 8 -- LOSS PER COMMON SHARE

     The following table presents the calculation of loss per common share from continuing operations (in thousands, except per share amounts):

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           DECEMBER 31,          DECEMBER 31,
                                                        -------------------   -------------------
                                                          1998       1997       1998       1997
                                                        --------   --------   --------   --------
LOSS (NUMERATOR):
Net loss from continuing operations...................  $(18,424)  $(30,162)  $(36,697)  $(29,647)
Dividends on convertible preferred stock..............       619      6,172      1,475      6,544
                                                        --------   --------   --------   --------
Net loss applicable to Common Stock...................  $(19,043)  $(36,334)  $(38,172)  $(36,191)
                                                        ========   ========   ========   ========
SHARES (DENOMINATOR):
Weighted average number of shares outstanding
  during the period...................................    41,381     21,699     37,506     17,067
Incremental common shares attributable to dilutive
  stock options and warrants..........................         0          0          0          0
                                                        --------   --------   --------   --------
Diluted number of shares outstanding during the
  period..............................................    41,381     21,699     37,506     17,067
                                                        ========   ========   ========   ========
Basic loss per common share...........................   $(0.46)    $(1.67)    $(1.02)    $(2.12)
                                                        ========   ========   ========   ========
Diluted loss per common share.........................   $(0.46)    $(1.67)    $(1.02)    $(2.12)
                                                        ========   ========   ========   ========

     The effect of dilutive stock options and warrants were not included as their effect would have been anti-dilutive. However, if the Company would have reported net earnings, the incremental shares attributable to dilutive stock options and warrants would have been approximately 3,000 and 1,244,000 for the three and nine months ended December 31, 1998, respectively and 4,252,000 and 3,257,000 for the three and nine months ended December 31, 1997, respectively. Also, the potentially dilutive effect of the Company's convertible preferred stock were not used in the diluted earnings per share calculation as its effect was also anti-dilutive.

NOTE 9 -- SUBSEQUENT EVENT

     On February 12, 1999, the Company signed a definitive purchase agreement providing for the sale of SFI to a group of investors led by Gerard M. Jacobs, the Company's former chief executive officer. The transaction is subject to financing contingencies and certain government approvals. Upon closing of the SFI definitive purchase agreement, the Company expects to record a one-time charge of $2.2 million for income taxes on the closing of the sale of SFI. The Company expects the SFI transaction to close in its fourth quarter.

     This Form 10-Q/A includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q/A which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. These factors are set forth under the caption "Investment Considerations" appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 1998, as the same may be amended time to time. Some of the factors which could affect the Company's performance include, among other things: the effects of leverage on the Company, immediate and future capital requirements, risk of dilution to existing shareholders, potential inability to control growth or to successfully integrate acquired businesses, limited operating history, cyclicality of the metals recycling industry, potential inability to complete pending acquisitions, commodity price fluctuations, compliance with environmental, health and safety and other regulatory requirements applicable to the Company, potential environmental liability, risk of deterioration in relations with labor unions, control by principal stockholders and dependence on key management, dependence on suppliers of scrap metals, concentration of customer risk, competition in the scrap metals industry, availability of scrap alternatives, stock market volatility and year 2000 compliance.

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

     The Company's Common Stock, is traded on the NASDAQ Stock Market under the trading symbol "MTLM" (see Note 6 to the Condensed Consolidated Financial Statements). The Company's principal executive offices are located at 500 North Dearborn Street, Suite 405, Chicago, Illinois 60610, and its telephone number is
(312) 645-0700.

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

     In September 1998, the Company terminated all acquisitions that were under a letter of intent, other than the acquisition of a 50% membership interest in PerlCo which was completed on November 2, 1998. In connection with the termination of such mergers, the Company recognized a $1.4 million pre-tax charge to continuing operations relating to acquisition and transaction costs. The Company's decision to terminate its proposed acquisitions was primarily due to adverse and unprecedented market conditions.

     Set forth below is a table identifying the recycling operations (the "Acquired Operations") acquired by the Company since April 1996:

                                                        LOCATION OF
                                                    PRINCIPAL PROCESSING            DATE OF
NAME                                                     FACILITIES               ACQUISITION
----                                           ------------------------------    -------------
Metal Management Arizona, Inc.                 Phoenix, Arizona                  April 1996
  ("MTLM Arizona")
California Metals Recycling, Inc., Firma,      Los Angeles County, California    January 1997
  Inc.
  Firma Plastic Co. Inc., MacLeod Metals Co
  and Trojan Trading Co. (collectively,
  "MacLeod")
HouTex Metals Company, Inc. ("HouTex")         Houston, Texas                    January 1997
Reserve Iron & Metal Limited                   Cleveland, Ohio                   May 1997
  Partnership ("Reserve")(1)                   Chicago, Illinois
                                               Attalla, Alabama

                                                        LOCATION OF
                                                    PRINCIPAL PROCESSING            DATE OF
NAME                                                     FACILITIES               ACQUISITION
----                                           ------------------------------    -------------
Briquetting Corporation of America, Ferrex     Bryan, Ohio                       June 1997
  Trading Corporation, The Isaac               Cleveland, Ohio
  Corporation and Paulding Recycling, Inc.     Dayton, Ohio
  (collectively, "Isaac")                      Defiance, Ohio
Proler Southwest Inc. and Proler Steelworks    Houston, Texas                    August 1997
  L.L.C (collectively, "Proler")               Jackson, Mississippi
Cozzi Iron & Metal, Inc. ("Cozzi")             Chicago, Illinois                 December 1997
                                               East Chicago, Indiana
                                               Pittsburgh, Pennsylvania
Kankakee Scrap Corporation                     Kankakee, Illinois                December 1997
Houston Compressed Steel Corp.                 Houston, Texas                    January 1998
Aerospace Metals, Inc. ("Aerospace")           Hartford, Connecticut             January 1998
Salt River Recycling L.L.C. ("Salt             Phoenix, Arizona                  January 1998
  River")(2)
Accurate Iron & Metal Co.(3)                   Franklin Park, Illinois           February 1998
Superior Forge, Inc. ("Superior")              Huntington Beach, California      March 1998
Ellis Metals, Inc.                             Tucson, Arizona                   March 1998
Midwest Industrial Metals Corp.(3)             Chicago, Illinois                 April 1998
138 Scrap, Inc. and Katrick, Inc.              Riverdale, Illinois               May 1998
R&P Holdings, Inc., Charles Bluestone          Elizabeth, Pennsylvania           May 1998
  Company, and R&P Real Estate, Inc.(4)        Sharon, Pennsylvania
  (collectively, "Bluestone")
Goldin Industries, Inc., Goldin Industries     Gulfport, Mississippi             June 1998
  Louisiana, Inc. and Goldin of Alabama,       Mobile, Alabama
  Inc.(5) (collectively, "Goldin")             Harvey, Louisiana
Newell Recycling of Denver, Inc. and Newell    Denver, Colorado                  June 1998
  Recycling of Utah, L.L.C.(6)                 Colorado Springs, Colorado
Naporano Iron & Metal Co. and Nimco            Newark, New Jersey                July 1998
  Shredding Co. (collectively "Naporano")
Michael Schiavone & Sons, Inc. and related     North Haven, Connecticut          July 1998
  entities ("Schiavone")                       Torrington, Connecticut
M. Kimerling & Sons, Inc. ("Kimerling")        Birmingham, Alabama               July 1998
Nicroloy Company ("Nicroloy")                  Heidelberg, Pennsylvania          July 1998
Midwest Metallics L.P.(3)                      Chicago, Illinois                 July 1998
PerlCo, L.L.C. ("PerlCo")(7)                   Memphis, Tennessee                November 1998

---------------

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

RESULTS OF OPERATIONS

     On May 28, 1998, the Company merged with Bluestone through a tax-free, stock-for-stock exchange. The merger was accounted for as a pooling-of-interests. All information set forth below includes the historical information of the Company and Bluestone on a pooled basis for all periods presented.

     Consolidated net sales for the three months ended December 31, 1998 and 1997 in broad product categories were as follows (in thousands):

                                                      12/31/98                      12/31/97
                                             ---------------------------   ---------------------------
COMMODITY                                    WEIGHT    NET SALES     %     WEIGHT    NET SALES     %
---------                                    -------   ---------   -----   -------   ---------   -----
Ferrous metals (tons)......................      859   $ 81,456     45.6       578   $ 68,752     47.1
Non-ferrous metals (lbs)...................  147,301     60,526     33.9    72,961     35,373     24.3
Brokerage -- ferrous (tons)................      337     26,040     14.6       282     36,938     25.3
Brokerage -- non ferrous (lbs).............   22,625      5,110      2.8    16,166      4,404      3.0
Other......................................       --      5,620      3.1        --        370      0.3
                                                       --------    -----             --------    -----
                                                       $178,752    100.0             $145,837    100.0
                                                       ========    =====             ========    =====

     Consolidated net sales for the nine months ended December 31, 1998 and 1997 in broad product categories were as follows (in thousands):

                                                      12/31/98                      12/31/97
                                             ---------------------------   ---------------------------
COMMODITY                                    WEIGHT    NET SALES     %     WEIGHT    NET SALES     %
---------                                    -------   ---------   -----   -------   ---------   -----
Ferrous metals (tons)......................    2,775   $305,928     50.1     1,253   $150,814     42.5
Non-ferrous metals (lbs)...................  402,878    190,708     31.2   217,081    109,836     30.9
Brokerage - ferrous (tons).................      881     87,487     14.3       671     74,723     21.0
Brokerage - non ferrous (lbs)..............   61,978     18,161      3.0    52,571     17,907      5.1
Other......................................       --      8,675      1.4        --      1,916      0.5
                                                       --------    -----             --------    -----
                                                       $610,959    100.0             $355,196    100.0
                                                       ========    =====             ========    =====

     Consolidated net sales for the three and nine months ended December 31, 1998 were $178.8 million and $610.9 million, respectively, compared with consolidated net sales of $145.8 million and $355.2 million for the three and nine months ended December 31, 1997, respectively. Since December 1997, the Company has acquired 17 companies, including Naporano and Schiavone, which are primarily ferrous processors, and Kimerling which is primarily a non-ferrous processor. The acquisitions are the primary reason for the increase in sales from the prior year period. However, as a result of adverse market conditions in the scrap metal industry, the Company's consolidated net sales were significantly lower than expected.

     The results for the three and nine months ended December 31, 1998 reflect the continued adverse impact on the Company of certain adverse changes in market fundamentals in the scrap metal industry. Management believes that these difficult market conditions are characterized by unusually high levels of supply due to, among other things, the disruption in the scrap metal export market arising from the international financial crisis and resulting trade imbalances coupled with a strong supply of scrap metal from high levels of manufacturing in the U.S. In addition, domestic steel mills significantly reduced their purchases of scrap metal during the six months ended December 31, 1998 as record imports of low priced steel into the U.S. curtailed domestic production at integrated steel producers and mini-mills.

     Ferrous sales of processed materials represented 45.6% and 50.1% of consolidated net sales for the three and nine months ended December 31, 1998, respectively, compared to 47.1% and 42.5% of consolidated net sales for the three and nine months ended December 31, 1997, respectively. The increase in ferrous sales is primarily due to the inclusion of the sales of Cozzi, Naporano and Schiavone from their respective dates of acquisition. Each of these subsidiaries derive their sales principally from ferrous metals.

     Non-ferrous sales of processed materials represented 33.9% and 31.2% of consolidated net sales for the three and nine months ended December 31, 1998, respectively, compared to 24.3% and 30.9% of consolidated net sales for the three and nine months ended December 31, 1997, respectively. While the sale of non-ferrous metals increased during the three and nine months ended December 31, 1998 in absolute dollar terms as a result of the inclusion of the sales of Aerospace, Superior and Kimerling, they decreased as a percentage of overall sales as a result of the acquisition of companies with significant ferrous sales.

     Brokerage ferrous sales represented 14.6% and 14.3% of consolidated net sales for the three and nine months ended December 31, 1998, respectively, compared to 25.3% and 21.0% of consolidated net sales for the three and nine months ended December 31, 1997, respectively. Although, the volume of brokered ferrous sales during the three months ended December 31, 1998 increased versus the comparable prior period, the Company realized lesser brokered sales during the current quarter as a result of lower prices realized on brokerage ferrous sales. Brokered ferrous sales increased in the nine months ended December 31, 1998 due to the inclusion of 9 months of sales from Isaac in the current year as compared to only 6 months of sales following the acquisition of Isaac in the comparable year ago period.

     Brokerage non-ferrous sales represented 2.8% and 3.0% of consolidated net sales for the three and nine months ended December 31, 1998, respectively, compared to 3.0% and 5.1% of consolidated net sales for the three months and nine months ended December 31, 1997, respectively.

     Consolidated gross profit was $11.1 million (6.2% of consolidated net sales) and $40.8 million (6.7% of consolidated net sales) for the three and nine months ended December 31, 1998, respectively, compared with consolidated gross profit of $12.5 million (8.6% of consolidated net sales) and $31.2 million (8.8% of consolidated net sales) for the three and nine months ended December 31, 1997, respectively. The decrease in consolidated gross profit margin for the three and nine months ended December 31, 1998 resulted primarily from adverse market conditions which caused sales and metal margins to decline significantly.

     Consolidated general and administrative expenses were $14.7 million (8.2% of consolidated net sales) and $42.3 million (6.9% of consolidated net sales) for the three and nine months ended December 31, 1998, respectively, compared with $7.4 million (5.0% of consolidated net sales) and $17.7 million (5.0% of consolidated net sales) for the three and nine months ended December 31, 1997, respectively. The increase in general and administrative expenses over the prior year period is due to the inclusion of general and administrative expenses of those operations acquired by the Company since December 1997. The increase in consolidated general and administrative expenses as a percentage of consolidated net sales for the periods presented primarily reflects the decrease in the Company's consolidated net sales from expected levels due to adverse market conditions. The Company has reduced overhead spending as a result of these market conditions.

     Depreciation and amortization expense was $7.5 million (4.2% of consolidated net sales) and $18.2 million (3.0% of consolidated net sales) for the three and nine months ended December 31, 1998, respectively, compared with $3.1 million (2.1% of consolidated net sales) and $6.9 million (1.9% of consolidated net sales) for the three and nine months ended December 31, 1997, respectively. The increase is attributed to the inclusion of goodwill amortization and depreciation of fixed assets of those operations acquired by the Company since December 1997. The increase in depreciation and amortization expense as a percentage of consolidated net sales is primarily due to the reduced sales volumes resulting from adverse market conditions.

     During the nine months ended December 31, 1998, the Company recorded non-recurring expenses of $9.9 million (see Note 3 to the Condensed Consolidated Financial Statements). During the nine months ended December 31, 1997, the Company recorded non-recurring expenses of $33.7 million. These expenses related to severance paid to a former officer of the Company, the value of warrants to purchase Common Stock issued to certain officers and directors of the Company, and costs associated with the shutdown of the Company's EMCO Recycling subsidiary.

     Interest expense was $9.0 million (5.1% of consolidated net sales) and $22.6 million (3.7% of consolidated net sales) for the three and nine months ended December 31, 1998, respectively, compared to $2.8 million (1.9% of consolidated net sales) and $6.9 million (2.0% of consolidated net sales) for the three and nine months ended December 31, 1997, respectively. The increase is primarily due to the issuance of the Notes and additional borrowings made by the Company under the Senior Credit Facility to fund acquisitions and operations.

     Net loss from continuing operations, after preferred stock dividends, was $19.0 million ($0.46 per share) and $38.2 million ($1.02 per share) for the three and nine months ended December 31, 1998, respectively. The net loss was primarily due to unprecedented weakness in the scrap metal industry during the period, which resulted in lower than anticipated sales volumes and lower realized scrap prices during the quarter, and the recognition of pre-tax non-recurring expenses of $6.4 million and $9.9 million for the three and nine months ended December 31, 1998, respectively.

     Income tax benefit for the nine months ended December 31, 1998 was $15.3 million, which yields an effective tax rate of 29%. The effective tax rate differs from the statutory rate primarily due to the permanent differences represented by non-deductible goodwill amortization, other non-deductible expenses, and the reversal of $1.5 million of tax benefits previously established for warrant compensation expense resulting from the decline in the quoted market value of the Company's Common Stock.

     During the nine months ended December 31, 1998, the Company recognized an extraordinary charge of $0.9 million, net of taxes, related to the early retirement of debt and other costs incurred in connection with the closing of the Senior Credit Facility (see Note 5 to the Condensed Consolidated Financial Statements).

OUTLOOK

     As a result of the adverse scrap market conditions during the current fiscal, the Company has initiated a number of cost cutting measures and accelerated the integration of its businesses in an effort to reduce annual operating expenses by at least $30.0 million. No assurance can be provided that the Company will be successful in achieving the cost reductions or that it will be accomplished without adversely affecting its operations.

     The cost cutting efforts include an overall reduction in labor costs due in large part to a reduction of more than 450 employees or approximately 20% of the Company's workforce. The Company is currently evaluating the operations at each of its facilities in response to market conditions. The Company also continues to consolidate its insurance, retirement plan administration, purchasing, freight and logistics and telecommunications programs in order to take advantage of economies of scale, with further cost savings to be achieved through consolidation.

     While the Company has seen indications of firming in scrap prices in certain regions of the U.S. and for certain grades of scrap metal, the Company cannot predict when the scrap metals markets will stabilize. Any further decreases in scrap metal prices could cause the Company to adjust downward the value of its inventory, thereby reducing margins and sales and would put the Company at risk of violating the covenants as established in the Senior Credit Facility. Once the scrap metals markets do stabilize, the Company expects that its efforts to reduce costs and improve operating controls at the Company's operations will allow it to expand profit margins.

     The Company recently entered into the Amendment to the Senior Credit Facility to, among other things, reset certain interest coverage tests and establish a Minimum Availability Test which places contractual restrictions on the Company's ability to make future scheduled interest payments on the Senior Subordinated

Notes (the "Notes") unless certain conditions are met. If the Company is not able to make future scheduled interest payments on the Notes, there would be adverse consequences to the Company, its stockholders and the holders of the Notes. If the Company is unable to make scheduled interest payments on the Notes, the Company may initiate or be required to restructure the Company's balance sheet and financial affairs.

     On February 12, 1999, the Company signed a definitive purchase agreement providing for the sale of its Superior Forge, Inc. (SFI) subsidiary to a group of investors led by Gerard M. Jacobs, the Company's former chief executive officer. The transaction is subject to financing contingencies and certain government approvals. The Company expects to record a one-time charge of $2.2 million for income taxes on the closing of the sale of SFI. The Company expects the SFI transaction to close in its fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of cash are derived from its operations and from borrowings under the Senior Credit Facility. The Company has financed its operations, acquisitions and capital expenditures primarily from the issuance of the Notes and from borrowings under the Senior Credit Facility. At December 31, 1998, the Company had $2.4 million in cash and cash equivalents, compared with cash and cash equivalents of $4.5 million at March 31, 1998. As of January 29, 1999, the Company had undrawn availability of approximately $8 million under the Senior Credit Facility, which the Company believes may not be adequate to support working capital needs and may require the Company to accept capital infusions on terms that may not otherwise be deemed acceptable.

     The Company believes that it will need to achieve additional liquidity to meet its near term operating and capital requirements, including a $9.0 million interest payment due on the Notes on May 15, 1999. If the Company is unable to satisfy the Minimum Availability Test (see Note 5 to the Condensed Consolidated Financial Statements) as defined in the Amendment, it may be unable to make its next scheduled interest payment on the Notes. There would be adverse consequences to the Company and its stockholders if the Company is unable to make the interest payment on the Notes. If the Company is unable to make scheduled interest payments on the Notes, the Company may initiate or be required to restructure the Company's balance sheet and financial affairs.

     On February 12, 1999, the Company entered into a definitive purchase agreement (the "Purchase Agreement") providing for the sale of its Superior Forge, Inc. ("SFI"), west coast aluminum forging operations to a group of investors led by Gerard M. Jacobs, the Company's former Chief Executive Officer. If completed, the sale will result in cash proceeds to the company of $13.6 million, and the issuance of a promissory note payable to the Company in the amount of $2.5 million. In addition, the Purchase Agreement provides for the payment of an additional $1.0 million to the Company if certain EBITDA targets are met by SFI. The closing of the sale of SFI is subject to financing contingencies and certain government approvals. Although the Company expects that this transaction will increase its availability under the Senior Credit Facility by approximately $8 million, the increase will not, without other asset sales or equity infusions, be sufficient to allow the Company to meet the Minimum Availability Test.

     If the SFI sale closes under the current terms, the Company anticipates recognizing a one-time charge of $2.2 million for income taxes upon the closing of the sale of SFI. The Company expects the SFI sale to close in the fourth quarter of fiscal 1999. If the sale is not completed, the Company will re-evaluate SFI and perhaps other operations to determine if such operations will be retained or sold to raise additional capital. The Company is not currently negotiating with another potential buyer of SFI. Additionally, the Company has not signed any letters of intent or any other agreements which would represent a commitment to sell other operations or investments.

     The Company continues to evaluate the prospects of raising capital through the issuance of equity, the potential sale of assets or businesses or the potential for sale and leaseback of certain assets. No assurance can be made that the Company will be able to raise capital through equity issuances, the sale of assets or businesses or through the sale and leaseback of assets or on terms that would be acceptable to the Company. If maturing debt obligations require the Company to sell assets to raise capital, such sales may result in losses.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1997

     Cash Flows from Continuing Operations. The Company generated $38.6 million of cash from continuing operations during the nine months ended December 31, 1998 versus $3.0 million of cash flows generated by continuing operations during the nine months ended December 31, 1997. The Company generated cash flows from continuing operations mainly from the collection of accounts receivable and reduced inventory carrying values.

     Cash Flows from Investing Activities. During the nine months ended December 31, 1998, the Company purchased $15.4 million of property and equipment and utilized cash of $10.6 million to buyout operating leases. The Company also used cash of $184.5 million for the acquisitions of and transaction costs related to acquisitions completed during the nine months ended December 31, 1998. During the nine months ended December 31, 1997, the Company purchased $4.3 million of property and equipment and utilized cash of $23.2 million for acquisitions. The increase in cash used for investing activities during the period is a result of acquisitions completed during the nine months ended December 31, 1998. Management anticipates the Company will continue to make capital expenditures for new equipment, and upgrade and expand existing equipment and facilities, although the Company is presently limiting such investments by delaying and deferring discretionary capital investments due to adverse market conditions.

     Cash Flows from Financing Activities. During the nine months ended December 31, 1998, the Company borrowed under its Senior Credit Facility to refinance substantially all existing secured debt. The Company also issued $180.0 million of Notes and received net proceeds of approximately $174.4 million. In connection with the debt issuances, the Company incurred approximately $11.1 million in fees and $1.0 million of pre-payment penalties. The Company anticipates that it will require additional capital to fund future operating and capital investment requirements.

FINANCIAL CONDITION

SIGNIFICANT TRANSACTIONS

     During the nine months ended December 31, 1998, the Company completed certain significant debt transactions. The Company entered into a $250.0 million Senior Credit Facility, which refinanced substantially all of the Company's existing indebtedness. On May 13, 1998, the Company sold, in a Rule 144A private placement and pursuant to Regulation S under the Securities Act of 1933, $180.0 million of Notes. The Notes mature on May 15, 2008 and bear interest at the rate of 10% per annum. The net proceeds of the Notes were used, in part, to repay indebtedness of the Company, with the remainder used for acquisitions.

     During the nine months ended December 31, 1998, the Company utilized cash of $184.5 million in connection with acquisitions.

     On December 31, 1998 and January 4, 1999, the Company repaid approximately $16.6 million and $3.2 million, respectively, of notes payable issued in connection with the acquisition of Isaac. The funds utilized to make payments on the Isaac notes were borrowed from the Senior Credit Facility. The payments on the Isaac notes did not negatively affect the liquidity of the Company because the principal owed on the Isaac notes were fully secured by a letter of credit issued under the Senior Credit Facility and were fully reserved in determining availability under the Senior Credit Facility. The Company arranged for the prepayment of the Isaac Notes to reduce its overall financing costs.

CASH REQUIREMENTS FOR MATURING DEBT OBLIGATIONS AND INTEREST PAYMENTS

     On May 15, 1999, the Company is required to make a semi-annual interest payment of $9.0 million on the Notes. The Company's amended Senior Credit Facility restricts the ability to make interest payments on the Notes unless, during the preceding thirty day period ending on the date on which the interest payment is to be made, there exists undrawn availability under the Senior Credit Facility of not less than $20.0 million plus the interest payment on the Notes. There can be no assurance that the Company will have sufficient availability under the Senior Credit Facility to make the interest payments on the Notes as they become due (See Note 5 to the condensed Consolidated Financial Statements). Non-payment by the Company of the

May 15, 1999 interest payment, unless waived by the holders of the Notes, will result in an event of default under the Indenture governing the Notes. Such default could result in the acceleration of the Company's payment obligation with respect to the entire principal balance of the Notes.

WORKING CAPITAL AVAILABILITY AND REQUIREMENTS

     Accounts receivable balances decreased from $122.4 million at March 31, 1998 to $91.9 million at December 31, 1998. Approximately $32.9 million of accounts receivable were acquired in connection with acquisitions completed during the current fiscal year. The Company generated approximately $62.0 million of cash from the collection of accounts receivable during the nine months ended December 31, 1998. Accounts payable decreased from $66.8 million at March 31, 1998 to $61.0 million at December 31, 1998.

     Inventory levels can vary significantly among the Company's operations and with changes in market conditions. Inventory on hand at December 31, 1998 and March 31, 1998, respectively, consisted of the following categories and amounts (in thousands):

                                                                DECEMBER 31, 1998    MARCH 31, 1998
                                                                -----------------    --------------
Ferrous metals..............................................         $42,672            $35,934
Non-ferrous metals..........................................          25,178             25,222
Other.......................................................           2,754                786
                                                                     -------            -------
                                                                     $70,604            $61,942
                                                                     =======            =======

     The Company acquired approximately $24.5 million of inventory in connection with the acquisitions completed during the current fiscal year. The adverse market conditions most prevalent in the most recent two quarters have slowed the Company's inventory turns. During the nine months ended December 31, 1998, the Company recorded significant inventory adjustments principally as a result of adverse market conditions. The Company's inventory at December 31, 1998 is stated at the lower of average cost or market.

     Property and equipment increased from $109.9 million at March 31, 1998 to $190.5 million at December 31, 1998. During the nine months ended December 31, 1998, the Company made capital expenditures of $15.4 million, bought-out certain operating leases for $10.6 million, and acquired $68.1 million of property and equipment in connection with the acquisitions completed during the current fiscal year. Although discretionary spending has been significantly curtailed pending an improvement in market conditions, the Company expects to continue to make investments in additional equipment and property for expansion and for replacement of assets.

     At December 31, 1998, the Company had outstanding borrowings under its Senior Credit Facility of approximately $147.5 million. Borrowings outstanding on the Senior Credit Facility bore interest at a weighted average interest rate of 7.2%. Amounts outstanding under the Senior Credit Facility ranged from $0.0 to $154.0 million during the nine months ended December 31, 1998.

     As a result of recent market conditions in the steel and metal sector and the impact thereof on the results of operations of the Company, effective as of December 31, 1998, the Company and its bank group amended the Senior Credit Facility to, among other things, modify the Company's minimum interest coverage tests. Pursuant to the Amendment, the Company's interest coverage ratio tests
(i) for the nine months ended December 31, 1998 and (ii) for the twelve months ended March 31, 1999 were replaced with minimum EBITDA tests for the respective nine and twelve month periods then ended, which (as so amended) the Company met for the nine-month period ended December 31, 1998. In addition, the minimum interest coverage tests (i) for the three month period ended June 30, 1999, (ii) for the six month period ended September 30, 1999, (iii) for the nine month period ended December 31, 1999, (iv) for the twelve month period ended March 31, 2000 and (v) for the end of each subsequent fiscal quarter thereafter for the twelve month period then ending have each been reset to require an interest coverage ratio of not less than 1.0 to 1.0.

     The Senior Credit Facility provides the Company with the option of borrowing based either on the Bankers Trust Company's prime rate plus a margin or LIBOR plus a margin. Through December 31, 1998, the interest rate margins were set at 0.5% for Bankers Trust Company's prime rate and 1.75% for LIBOR.

Pursuant to the Amendment, the interest rate margins were increased to 1.5% for Bankers Trust Company's prime rate and 2.5% for LIBOR borrowings. The margins applicable to both prime and LIBOR rate loans, however, decrease to the extent that the Company is able to satisfy its interest coverage tests in subsequent fiscal periods or has excess availability of at least $40.0 million for a period of 30 consecutive days. In addition, the Amendment restricts the Company's ability to make future interest payments on its Notes unless during the thirty day period ending on the date on which interest payments are to be made, there exists undrawn availability under the Senior Credit Facility of not less than $20 million plus the amount of interest which is then due and payable on the Notes.

     There can be no assurance that the Company will be able to meet the interest coverage test, as amended, or that the Company will satisfy the Minimum Availability Test under the Senior Credit Facility to make scheduled interest payments on its Notes as they become due.

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

     The Company has substantially completed its assessment of the impact of the year 2000 problem on its Information Systems. Based on this assessment, the Company does not expect the cost of making the Company's Information Systems year 2000 compliant to have a material adverse impact on the Company's financial position or results of operations in future periods. The Company has completed approximately 88% of its remediation phase for all of its significant Information Systems, and estimates that it will complete software upgrades and/or replacement by the end of the current fiscal year. To date, the Company has completed approximately 59% of its testing and has implemented approximately 35% of the required remediation for such Information Systems. The testing and implementation phases are targeted to be substantially complete by the end of the second quarter of next fiscal year.

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

     In connection with the execution of the Severance Agreement and the Stock Purchase Agreement, the parties to the Company's Stockholders' Agreement amended and restated the same, to (among other things) remove Jacobs as a party thereto. Copies of the Severance Agreement and the Amended and Restated Stockholders' Agreement were attached as Exhibits 10.2 and 10.3, respectively on Form 10-Q filed on February 16, 1999.

  Filing of Form 12b-25.

     On February 12, 1999, one business day prior to the filing date for the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 (the "Quarterly Report"), the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with a newly formed corporation controlled by the Company's former Chief Executive Officer, Gerard M. Jacobs to sell the common stock of the Company's subsidiary, Superior Forge, Inc. ("Superior Forge"). As a result of the execution of the Stock Purchase Agreement, the Company was required to assess the effect of the pending sale of Superior Forge on the financial statements to be contained in the Quarterly Report. Because of the proximity of the execution date of the Stock Purchase Agreement and the filing deadline of the Quarterly Report, this analysis could not be completed without unreasonable effort or expense prior to such deadline. On February 17, 1999, the Company filed a Form 12b-25 with the SEC for an extension of time to report its results for the quarter ended December 31, 1998. On February 16, 1999, the Company filed a 10-Q with the SEC which included Part II of the Form 10-Q requirements. This quarterly report on Form 10-Q/A includes the assessment of the pending Superior Forge sale which resulted in the Company recognizing a one-time, non-cash and non-recurring charge of $6.0 million for the carrying value of the goodwill arising out of the Company's investment in Superior Forge.

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

                                          Date: February 17, 1999

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

10.2 Settlement Agreement and General Release, dated February 12, 1999, by and between Gerard M. Jacobs and the Company (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).

10.3 Amended and Restated Stockholders' Agreement, dated as of February 12, 1999, by and among T. Benjamin Jennings, Gerard M. Jacobs, Albert A. Cozzi, Frank J. Cozzi, Gregory P. Cozzi, Samstock, L.L.C. and the Company (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).

11.1   Computation of net income (loss) per share.

27.1   Financial Data Schedule.