Form 10-K/A
period 1998-03-31
METAL MANAGEMENT INC
filed 1999-05-05
CIK 795665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of June 15, 1998, the Registrant had 34,333,963 shares of Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INTRODUCTORY NOTE

     This Form 10-K/A amends and restates Items 6, 7, and 8 of Part II and the Consolidated Financial Statements of Metal Management, Inc. and Subsidiaries in
Item 14 of Part IV included in the Annual Report on Form 10-K of Metal Management, Inc. (the "Company") for the fiscal year ended March 31, 1998. The restatement is the result of a change in the method of accounting for the 1.4 million warrants (the "Warrants") to purchase Common Stock of the Company issued to the former shareholders of the general partner of Reserve Iron & Metal, L.P. ("Reserve Iron & Metal") in connection with the Company's May 1, 1997 acquisition of Reserve Iron and Metal. The Warrants were initially recorded as a component of the purchase consideration for Reserve Iron and Metal; however it was subsequently determined that the provisions of EITF 95-8 "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination" require that they be accounted for as non-cash warrant compensation expense. The provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," require the Warrants to be treated as variable instruments.

     The financial statements, as revised, also reflects the inclusion of historical financial information of R&P Holdings, Inc., the parent of Charles Bluestone Company and R&P Real Estate, Inc. (collectively, "Bluestone") which was merged with a wholly-owned subsidiary of the Company on May 28, 1998, through a tax-free stock-for-stock exchange. This merger was accounted for as a pooling-of-interests under APB Opinion No. 16, "Business Combinations." The financial statements of the Company reflecting the merger with Bluestone had previously been filed with the Securities and Exchange Commission on a Form 8-K dated October 6, 1998.

     This Form 10-K/A does not serve to amend or update the disclosure included in Items of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, which are not restated herein, including without limitation, the discussion included therein under the heading "Investment Considerations."

                               TABLE OF CONTENTS

                                                                            PAGE
                                      PART II
Item 6:     Selected Consolidated Financial Data........................     1
Item 7:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     2
Item 8:     Financial Statements and Supplementary Data.................     7
                                      PART IV
Item 14:    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................     8

                                    PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
(in millions, except per share data)

     The following table sets forth selected consolidated financial data of the Company for the periods indicated. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included in Part IV, Item 14 of this report. The financial data included in the table below reflect the results of the Company's prior operations of designing, manufacturing and marketing electronic presentation products and color printers and related consumable products as discontinued operations. The Company sold the assets relating to these operations in July and December 1996. The financial data for all periods has been restated to reflect the results of the Company's merger with Bluestone on May 28, 1998, accounted for as a pooling of interests. For information about principal acquisitions and divestitures, see Notes 3 and 4 to the consolidated financial statements included in Part IV, Item 14 of this report. The historical results are not necessarily indicative of results to be expected for any future period.

                                                                         FOR THE
                                             FOR THE YEARS ENDED       FIVE MONTHS   FOR THE YEARS ENDED
                                                 OCTOBER 31,              ENDED           MARCH 31,
                                         ---------------------------    MARCH 31,    -------------------
                                          1993      1994      1995        1996         1997       1998
                                         -------   -------   -------   -----------   --------   --------
INCOME STATEMENT DATA
Net sales..............................  $  40.4   $  64.8   $ 112.8     $  36.3     $  141.8   $  570.0
Gross profit...........................      1.5       3.5       7.8         1.4         11.4       52.1
General and administrative expenses....      2.2       2.0       6.3         2.3         10.4       28.2
Depreciation and amortization..........      0.2       0.1       0.1         0.1          2.5       10.1
Non-cash and non-recurring
  expenses(a)..........................        0         0         0           0            0       43.5
Interest expense.......................      0.3       0.4       1.2         0.5          2.3       10.0
Interest and other income, net.........      0.6       0.4       0.6         0.2          0.4        0.4
Income (loss) from continuing
  operations applicable to Common
  Stock(a).............................     (0.5)      1.9       1.1        (0.9)        (2.1)     (41.5)
Income (loss) from discontinued
  operations...........................     (0.2)     (0.4)     (2.7)        0.0          0.8        0.2
Net income (loss) applicable to Common
  Stock(a).............................  $  (0.7)  $   1.5   $  (1.6)    $  (0.9)    $   (1.3)  $  (41.3)
Basic income (loss) per share
  applicable to Common Stock:
Continuing operations(a)...............  $  (.08)  $   .31   $   .18     $  (.15)    $   (.21)  $  (2.00)
Discontinued operations................     (.03)     (.07)     (.44)        .00          .09        .01
                                         -------   -------   -------     -------     --------   --------
  Net income (loss)(a).................  $  (.11)  $   .24   $  (.26)    $  (.15)    $   (.12)  $  (1.99)
                                         =======   =======   =======     =======     ========   ========
Weighted average shares outstanding....    6,130     6,126     6,160       6,344       10,141     20,762
Diluted income (loss) per share
  applicable to Common Stock:
Continuing operations(a)...............  $  (.08)  $   .31   $   .18     $  (.15)    $   (.21)  $  (2.00)
Discontinued operations................     (.03)     (.07)     (.44)        .00          .09        .01
                                         -------   -------   -------     -------     --------   --------
  Net income (loss)(a).................  $  (.11)  $   .24   $  (.26)    $  (.15)    $   (.12)  $  (1.99)
                                         =======   =======   =======     =======     ========   ========
Weighted average diluted shares
  outstanding..........................    6,130     6,126     6,160       6,344       10,141     20,762
BALANCE SHEET DATA
  (AT END OF PERIOD)
Working capital (deficit)..............  $  11.9   $  10.7   $  11.1     $  11.1     $   (9.7)  $  101.6
Total assets...........................     22.5      30.6      39.1        31.7         94.7      497.2
Long-term debt, including current......      2.7       8.1      17.6        11.6         48.1      151.5
Convertible preferred stock............        0         0         0           0            0       33.0
Stockholders' equity...................     15.8      15.8      12.6        12.4         27.2      248.4
Cash dividends declared per share of
  Common Stock.........................  $  0.20   $  0.20   $  0.15     $  0.00     $   0.00   $   0.00

---------------
(a) The financial data as of and for the year ended March 31, 1998 has been restated to reflect the impact of warrants issued in connection with the Reserve Iron & Metal acquisition as non-cash warrant compensation expense (see Notes 2 and 5 to the consolidated financial statements included in Part IV, Item 14 of this report.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Form 10-K/A includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-K/A which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company. See, in particular, the discussion included under the heading "Investment Considerations" in the Company's Annual Report on Form 10-K filed for the year ended March 31, 1998.

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

     On May 28, 1998, a wholly owned subsidiary of the Company merged with R&P Holdings, Inc., the parent of Charles Bluestone Company and R&P Real Estate, Inc. of Pittsburgh, Pennsylvania (collectively, "Bluestone"), through a tax-free stock-for-stock exchange. The merger was accounted for as a pooling-of-interests under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." All information set forth below has been restated to include the historical information of Bluestone and the Company on a pooled basis.

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

     Non-cash and non-recurring expenses include costs (a) recognized during December 1997, that were principally non-cash and which were incurred with respect to write-offs of certain of its investments in EMCO Recycling, severance benefits for a former officer, and the cost of certain compensatory warrants which were issued on December 1, 1997 and, (b) non-cash expenses recognized during the current fiscal year related to warrants issued in connection with the acquisition of Reserve Iron & Metal. These warrants have been presented for financial reporting purposes as non-cash warrant compensation expense and are treated as variable instruments under APB Opinion No. 25, "Accounting for Stock issued to Employees."

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

RESULTS OF OPERATIONS

Year Ended March 31, 1998 Compared to Year Ended March 31, 1997

     Consolidated net sales for the years ended March 31, 1998 ("Fiscal 1998") and 1997 ("Fiscal 1997") in broad product categories were as follows (in millions):

                                                  3/31/98 (FISCAL 1998)        3/31/97 (FISCAL 1997)
                                                --------------------------   --------------------------
COMMODITY (WEIGHT IN THOUSANDS)                 WEIGHT    NET SALES    %     WEIGHT    NET SALES    %
-------------------------------                 -------   ---------   ----   -------   ---------   ----
Ferrous metals (tons).........................    2,127    $266.4     46.7       152    $ 20.8     14.6
Non-ferrous metals (lbs)......................  331,414     166.5     29.3   200,618     105.6     74.5
Brokerage -- ferrous (tons)...................      952     113.0     19.8         0       0.0      0.0
Brokerage -- non ferrous (lbs)................   68,754      21.9      3.8    51,675      14.4     10.2
Other.........................................       --       2.2      0.4        --       1.0      0.7
                                                           ------     ----              ------     ----
                                                           $570.0     100%              $141.8     100%
                                                           ======     ====              ======     ====

     Consolidated net sales for the year ended March 31, 1998 were $570.0 million compared with consolidated net sales of $141.8 million for the year ended March 31, 1997. The significant increase in consolidated net sales was principally due to the inclusion of the net sales of the companies acquired by Metal Management during the year ended March 31, 1998.

     Ferrous sales of processed materials represented 46.7% of consolidated net sales for the year ended March 31, 1998 compared to 14.6% of consolidated net sales for the year ended March 31, 1997. The significant increase in ferrous sales, both in tons sold and as a percentage of consolidated net sales, was due primarily to the inclusion of ferrous sales of HouTex, Reserve Iron & Metal, Isaac Group, Proler Southwest and Cozzi Iron & Metal, each of which is primarily engaged in the sale of ferrous metals.

     Non-ferrous sales of processed materials represented 29.3% of consolidated net sales for the year ended March 31, 1998 compared to 74.5% of consolidated net sales for the year ended March 31, 1997. The decrease in percentage of non-ferrous sales was due to the acquisitions of HouTex, Reserve Iron & Metal, Isaac Group, Proler Southwest and Cozzi Iron & Metal, which primarily sell ferrous metals. The increase in pounds of non-ferrous metals sold was due to the inclusion of non-ferrous sales of the MacLeod Companies and Aerospace, which are primarily engaged in the sale of non-ferrous metals.

     Brokerage ferrous sales represented 19.8% of consolidated net sales for the year ended March 31, 1998. The Company did not have any brokerage ferrous sales for the year ended March 31, 1997. Brokerage ferrous sales are mainly generated by Reserve Iron & Metal, Isaac Group and Cozzi Iron & Metal, each of which was acquired during the year ended March 31, 1998.

     Brokerage non-ferrous sales represented 3.8% of consolidated net sales for the year ended March 31, 1998 compared to 10.2% of consolidated net sales for the year ended March 31, 1997. The increase in pounds and dollars of brokerage non-ferrous sales is due to the acquisitions of Isaac Group and Aerospace, each of which was acquired during the year ended March 31, 1998.

     Consolidated gross profit was $52.1 million (9.1% of consolidated net sales) for the year ended March 31, 1998 compared with consolidated gross profit of $11.4 million (8.0% of consolidated net sales) for the year ended March 31, 1997. The price of scrap metal is affected by regional and seasonal variations. Furthermore, prices for scrap metal are also impacted by broad and global cyclical movements and as such equilibrates supply and demand.

     Consolidated general and administrative expenses were $28.2 million (4.9% of consolidated net sales) for the year ended March 31, 1998 compared with $10.4 million (7.3% of consolidated net sales) for the year ended March 31, 1997. The increase in general and administrative expenses primarily reflects the inclusion of a full year of administrative expenses for those operations acquired during the year ended March 31, 1997 and the inclusion of a partial year of administrative expenses for the operations acquired by the Company during the year ended March 31, 1998. Corporate overhead also increased due to additions in corporate staff and corporate expenses (i.e. legal, audit, travel, etc.) to support the acquisition strategy the Company is pursuing. The reduction in general and administrative expenses as a percent of consolidated net sales reflects the large scale of operations at Reserve Iron & Metal, Isaac Group and Cozzi Iron & Metal that provides for more efficient allocation of administrative expenses.

     Depreciation and amortization expense was $10.1 million (1.8% of consolidated net sales) for the year ended March 31, 1998 compared with $2.5 million (1.8% of consolidated net sales) for the year ended March 31, 1997. The increase was attributed to the inclusion of goodwill amortization and depreciation of fixed assets of those operations acquired by the Company since the year ended March 31, 1997.

     During the year ended March 31, 1998, the Company recorded the following non-cash and non-recurring pre-tax expenses, totaling $43.5 million (7.6% of consolidated net sales) (in millions):

Non-cash warrant compensation expense.......................  $30.6
Severance and other termination benefits....................    1.1
EMCO Recycling Shut-down....................................   11.8
                                                              -----
                                                              $43.5
                                                              =====

     See further discussion at Note 5 to the Consolidated Financial Statements included in Part IV, Item 14 of this Report.

     Interest expense was $10.0 million (1.8% of consolidated net sales) for the year ended March 31, 1998 compared to $2.3 million (1.6% of consolidated net sales) for the year ended March 31, 1997. This increase was due to the issuance of notes to sellers and the incurrence and/or assumption of debt associated with the acquisitions completed since the year ended March 31, 1997.

     Loss from continuing operations, after preferred stock dividends and accretion, was $41.5 million ($2.00 per share) for the year ended March 31, 1998 compared to a net loss of $2.1 million ($0.21 per share) for the year ended March 31, 1997. The increase in the loss was primarily attributable to the non-cash and non-recurring expenses recorded by the Company in the year ended March 31, 1998. Loss from continuing operations, excluding the non-cash and non-recurring expenses and the one-time non-cash dividend charge, was $0.2 million ($0.01 per share) for the year ended March 31, 1998.

     Income from discontinued operations was $0.2 million ($0.01 per share) for the year ended March 31, 1998 compared to $0.8 million ($0.09 per share) for the year ended March 31, 1997. Income during the current fiscal year mainly reflects the royalty income recognized by the Company from the sale of its discontinued operations, net of certain expenses paid. Prior year results reflect three months of operations of the discontinued businesses as well as the gain on sale of the discontinued operations.

     Income tax benefit for the year ended March 31, 1998 was $4.6 million (0.8% of consolidated net sales), which yields an effective tax rate of 11.7%. The effective tax rate differs from the statutory rate primarily due to the permanent differences represented by non-deductible goodwill amortization and certain non-deductible, non-cash and non-recurring expenses.

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

  Cash Flows from Continuing Operations

     The Company generated $2.0 million of cash flows from continuing operations during the year ended March 31, 1998 compared with cash outflows of $1.7 million during the year ended March 31, 1997. The increase mainly reflects cash flows generated from operations acquired during the year ended March 31, 1998.

  Cash Flows from Investing Activities

     The Company made capital expenditures of approximately $7.6 million during the year ended March 31, 1998, compared with capital expenditures of $3.3 million during the year ended March 31, 1997. The Company utilized cash of approximately $43.9 million to complete the acquisitions of, and transaction costs related to, the operations acquired by the Company during the year ended March 31, 1998. Management anticipates continuing to make acquisitions, make capital expenditures for new equipment, and upgrade and expand existing equipment and facilities. The Company expects that these expenditures may increase in the future due to the internal and external growth of the Company.

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

FINANCIAL CONDITION

     The Company's principal sources of cash are its existing cash and cash equivalents balances, collection of accounts receivable and proceeds from lines of credit and other borrowings. At March 31, 1998, the Company had $4.5 million in cash and cash equivalents, compared with cash and cash equivalents of $5.8 million at March 31, 1997.

  Significant Transactions

     During the year ended March 31, 1998, the Company completed certain significant debt and equity transactions. The Company raised approximately $39.7 million from the issuance of restricted Common Stock and raised approximately $42.8 million from the issuance of convertible preferred stock (see Note 11 to the Consolidated Financial Statements included in Part IV, Item 14 of this report). The Company utilized a portion of the cash to pay approximately $36.0 million of notes which were issued in connection with certain acquisitions, to pay a $6.5 million term loan and to fund $33.8 million of the cash portion of the purchase price for certain acquisitions.

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

  Working Capital Availability and Requirements

     Accounts receivable balances increased from $27.0 million at March 31, 1997 to $122.4 million at March 31, 1998, primarily as a result of the inclusion of the accounts receivable of the operations acquired by the Company since March 31, 1997. Accounts payable increased from $13.1 million at March 31, 1997 to $66.8 million at March 31, 1998, primarily as a result of such acquisitions.

     Inventory levels can vary significantly among the Company's subsidiaries. Inventory on hand at March 31, 1998 and March 31, 1997, respectively, consisted of the following categories and amounts (in thousands):

                                                             1998      1997
                                                            -------   -------
Ferrous metals............................................  $35,934   $ 2,707
Non-ferrous metals........................................   25,222     9,747
Other.....................................................      786       954
                                                            -------   -------
                                                            $61,942   $13,408
                                                            =======   =======

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

     At March 31, 1998, the Company and its wholly-owned subsidiaries had outstanding borrowings with commercial lenders under various short-term revolving lines of credit in the aggregate principal amount of $58.5 million. The facilities provided for revolving credit at interest rates that range from 8.5% to 16.5%.

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

     The weighted average interest rate on the borrowings outstanding under the Company's working capital lines of credit at March 31, 1998 was 9.5%. Average borrowings under the various working capital lines of credit during fiscal 1998 were approximately $28.5 million. During fiscal 1998, amounts outstanding under the various working capital lines of credit ranged from $18.0 million to $57.6 million.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS:

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
                    METAL MANAGEMENT, INC. AND SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   F-1
Consolidated Statements of Operations for the year ended
  October 31, 1995, the five months ended March 31, 1996,
  and the years ended March 31, 1997 and 1998...............   F-2
Consolidated Balance Sheets at March 31, 1997 and 1998......   F-3
Consolidated Statements of Cash Flows for the year ended
  October 31, 1995, the five months ended March 31, 1996,
  and the years ended March 31, 1997 and 1998...............   F-4
Consolidated Statements of Stockholders' Equity for the year ended October 31, 1995, the five months ended March 31,
  1996, and the years ended March 31, 1997 and 1998.........   F-5
Notes to Consolidated Financial Statements..................   F-6
(a)(2) FINANCIAL STATEMENT SCHEDULES:
Schedule II -- Valuation and qualifying accounts -- for the
  year ended October 31, 1995, the five months ended March
  31, 1996, and the years ended March 31, 1997 and 1998.....  F-31

     Schedules not listed above have been omitted because they are not required or they are inapplicable.

(a)(3) EXHIBITS:

     A list of the exhibits included as part of this Form 10-K/A is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois on May 4, 1999.

                                    METAL MANAGEMENT, INC.

                                    By:       /s/ T. BENJAMIN JENNINGS

                                       -----------------------------------------
                                                 T. Benjamin Jennings
                                          Director, Chairman of the Board and
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 4, 1999.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                /s/ GERARD M. JACOBS                   Director
-----------------------------------------------------
                  Gerard M. Jacobs

              /s/ T. BENJAMIN JENNINGS                 Director, Chairman of the Board and Chief
-----------------------------------------------------    Executive Officer (Principal Executive
                T. Benjamin Jennings                     Officer)

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

               /s/ GEORGE A. ISAAC III                 Director and Executive Vice President
-----------------------------------------------------
                 George A. Isaac III

                 /s/ FRANK J. COZZI                    Director and Vice President
-----------------------------------------------------
                   Frank J. Cozzi

                /s/ GREGORY P. COZZI                   Director
-----------------------------------------------------
                  Gregory P. Cozzi

                /s/ WILLIAM T. PROLER                  Director
-----------------------------------------------------
                  William T. Proler

                                                       Director
-----------------------------------------------------
                   Rod F. Dammeyer

                 /s/ ROBERT C. LARRY                   Executive Vice President, Finance, Treasurer
-----------------------------------------------------    and Chief Financial Officer (Principal
                   Robert C. Larry                       Financial and Accounting Officer)

                                                       Director
-----------------------------------------------------
                 Timothy T. Orlowski

               /s/ JOSEPH P. NAPORANO                  Director
-----------------------------------------------------
                 Joseph P. Naporano

                                                       Director
-----------------------------------------------------
                  Gene C. McCaffery

                /s/ KENNETH A. MERLAU                  Director and Executive Vice President
-----------------------------------------------------
                  Kenneth A. Merlau

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX

NUMBER AND DESCRIPTION OF EXHIBIT

23.1    Consent of PricewaterhouseCoopers LLP.
27.1    Financial Data Schedule.

                                      EX-1

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

     As discussed in Notes 2 and 5, the consolidated financial statements as of and for the year ended March 31, 1998 have been restated to reflect a change in accounting for certain warrants issued in connection with a business combination.

PRICE WATERHOUSE LLP

May 28, 1998, except as to Notes 2 and 5, which are as of May 4, 1999

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                 FIVE MONTHS
                                                   YEAR ENDED       ENDED      YEAR ENDED   YEAR ENDED
                                                   OCTOBER 31,    MARCH 31,    MARCH 31,    MARCH 31,
                                                      1995          1996          1997         1998
                                                   -----------   -----------   ----------   ----------
                                                                                            (RESTATED)
NET SALES........................................   $112,775       $36,366      $141,830     $570,035
Cost of sales....................................    104,960        34,907       130,423      517,894
                                                    --------       -------      --------     --------
Gross profit.....................................      7,815         1,459        11,407       52,141
OPERATING EXPENSES:
  General and administrative.....................      6,291         2,311        10,387       28,191
  Depreciation and amortization..................        154           110         2,525       10,105
  Non-cash and non-recurring expenses (Note 5)...          0             0             0       43,548
                                                    --------       -------      --------     --------
Total operating expenses.........................      6,445         2,421        12,912       81,844
                                                    --------       -------      --------     --------
Operating income (loss) from continuing
  operations.....................................      1,370          (962)       (1,505)     (29,703)
Income (loss) from joint ventures................      1,038          (362)          436          370
Interest expense.................................     (1,223)         (514)       (2,304)      (9,995)
Interest and other income, net...................        627           233           363          366
                                                    --------       -------      --------     --------
Income (loss) from continuing operations before
  income taxes...................................      1,812        (1,605)       (3,010)     (38,962)
Provision (benefit) for income taxes.............        674          (652)         (903)      (4,555)
                                                    --------       -------      --------     --------
Income (loss) from continuing operations.........      1,138          (953)       (2,107)     (34,407)
Discontinued operations (Note 4):
  Gain on sale of discontinued operations, net of
     income taxes................................          0             0           502          200
  Income (loss) from discontinued operations, net
     of income taxes.............................     (2,698)           22           345            0
                                                    --------       -------      --------     --------
Net loss.........................................     (1,560)         (931)       (1,260)     (34,207)
Accretion of preferred stock to redemption
  value..........................................          0             0             0          (57)
Non-cash beneficial conversion feature of
  convertible preferred stock....................          0             0             0       (5,592)
Preferred stock dividends........................          0             0             0       (1,451)
                                                    --------       -------      --------     --------
Net loss applicable to Common Stock..............   $ (1,560)      $  (931)     $ (1,260)    $(41,307)
                                                    ========       =======      ========     ========
BASIC EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations
     applicable to Common Stock (Note 12)........   $   0.18       $ (0.15)     $  (0.21)    $  (2.00)
  Gain on sale of discontinued operations........       0.00          0.00          0.05         0.01
  Income (loss) from discontinued operations.....      (0.44)         0.00          0.04         0.00
                                                    --------       -------      --------     --------
  Net loss applicable to Common Stock............   $  (0.26)      $ (0.15)     $  (0.12)    $  (1.99)
                                                    ========       =======      ========     ========
  Weighted average shares outstanding............      6,160         6,334        10,141       20,762
DILUTED EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing operations
     applicable to Common Stock (Note 12)........   $   0.18       $ (0.15)     $  (0.21)    $  (2.00)
  Gain on sale of discontinued operations........       0.00          0.00          0.05         0.01
  Income (loss) from discontinued operations.....      (0.44)         0.00          0.04         0.00
                                                    --------       -------      --------     --------
  Net loss applicable to Common Stock............   $  (0.26)      $ (0.15)     $  (0.12)    $  (1.99)
                                                    ========       =======      ========     ========
  Weighted average diluted shares outstanding....      6,160         6,334        10,141       20,762
Dividends declared per share of Common Stock.....   $   0.15       $  0.00      $   0.00     $   0.00

          See accompanying notes to Consolidated Financial Statements.

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                               MARCH 31, 1997   MARCH 31, 1998
                                                               --------------   --------------
                                                                                  (RESTATED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................      $ 5,768          $  4,464
  Accounts receivable, net..................................       26,972           122,404
  Inventories...............................................       13,408            61,942
  Prepaid expenses and other assets.........................        2,232             5,961
  Deferred taxes............................................          351             2,608
                                                                  -------          --------
     Total current assets...................................       48,731           197,379
Property and equipment, net.................................       21,262           109,886
Goodwill and other intangibles, net.........................       23,484           181,311
Investments in joint ventures...............................          622             7,496
Other assets................................................          602             1,162
                                                                  -------          --------
     Total assets...........................................      $94,701          $497,234
                                                                  =======          ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Operating lines of credit.................................      $19,056          $      0
  Accounts payable..........................................       13,098            66,845
  Other accrued liabilities.................................        2,896            17,018
  Current portion of notes payable to related parties.......       12,575            10,830
  Current portion of long-term debt.........................       10,813             1,047
                                                                  -------          --------
     Total current liabilities..............................       58,438            95,740
Long-term notes payable to related parties, less current
  portion...................................................        1,620            31,762
Long-term debt, less current portion........................        3,974           107,827
Deferred taxes..............................................        1,674            11,177
Other liabilities...........................................        1,815             2,339
                                                                  -------          --------
     Total liabilities......................................       67,521           248,845
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred Stock, $.01 par value -- 4,000,000 shares
  authorized:
  Convertible preferred stock -- Series A, $1,000 stated
     value; 25,759 shares issued; 15,094 shares
     outstanding............................................            0            13,981
  Convertible preferred stock -- Series B, $1,000 stated
     value; 20,000 shares issued and outstanding............            0            19,027
Common Stock, $.01 par value -- 80,000,000 shares
  authorized; 11,189,566 and 34,080,830 issued and
  outstanding at March 31, 1997 and 1998, respectively......          112               341
Warrants, 2,015,038 and 8,224,540 exercisable into Common
  Stock at March 31, 1997 and 1998, respectively............        1,351            47,000
Additional paid-in-capital..................................       16,688           200,305
Minimum pension liability...................................          (43)              (30)
Retained earnings (deficit).................................        9,072           (32,235)
                                                                  -------          --------
     Total stockholders' equity.............................       27,180           248,389
                                                                  -------          --------
  Total liabilities and stockholders' equity................      $94,701          $497,234
                                                                  =======          ========

          See accompanying notes to Consolidated Financial Statements.

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       FIVE MONTHS
                                                         YEAR ENDED       ENDED       YEAR ENDED   YEAR ENDED
                                                         OCTOBER 31,    MARCH 31,     MARCH 31,    MARCH 31,
                                                            1995           1996          1997         1998
                                                         -----------   ------------   ----------   ----------
                                                                                                   (RESTATED)
CASH FLOWS FROM CONTINUING OPERATIONS:
Income (loss) from continuing operations..............     $ 1,138       $  (953)      $(2,107)     $(34,407)
Adjustments to reconcile income (loss) from continuing
  operations to cash flows from continuing operations:
  Depreciation and amortization.......................         154           110         2,525        10,105
  Non-cash and non-recurring expenses.................           0             0             0        41,893
  Deferred income taxes...............................         601           (63)       (1,012)       (5,495)
  Undistributed partnership earnings..................      (1,038)          362          (436)         (370)
  Other...............................................         (25)            5           284           960
Changes in assets and liabilities, net of
  acquisitions:
  Accounts and notes receivable.......................      (8,806)        5,034        (3,982)       (1,843)
  Inventories.........................................      (4,176)        3,313           886        17,226
  Accounts payable....................................       2,663        (1,635)          790       (21,498)
  Other...............................................          77          (149)        1,309        (4,577)
                                                           -------       -------       -------      --------
Cash flows from continuing operations.................      (9,412)        6,024        (1,743)        1,994
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Marketable securities matured.......................       1,524           637         2,794            10
  Purchases of property and equipment, net............        (668)          (76)       (3,281)       (7,569)
  Acquisitions, net of cash acquired..................           0             0        (2,545)      (43,905)
  Other...............................................         867             0            67           675
                                                           -------       -------       -------      --------
Net cash provided (used) by investing activities......       1,723           561        (2,965)      (50,789)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Net borrowings (repayments) on lines-of-credit......         277           (44)       (1,052)       15,200
  Issuances of long-term debt.........................       9,191             0         7,985        21,343
  Repayments of long-term debt........................           0        (5,930)       (2,699)      (74,546)
  Issuances of Common Stock, net......................         276           288           317        42,196
  Issuances of convertible preferred stock, net.......           0             0             0        42,846
  Payment of cash dividends...........................        (920)            0             0             0
                                                           -------       -------       -------      --------
Net cash provided (used) by financing activities......       8,824        (5,686)        4,551        47,039
                                                           -------       -------       -------      --------
CASH FLOWS FROM DISCONTINUED OPERATIONS, NET OF
  DIVESTITURE PROCEEDS................................       1,285          (831)        2,751           452
                                                           -------       -------       -------      --------
Net increase (decrease) in cash and cash
  equivalents.........................................       2,420            68         2,594        (1,304)
Cash and cash equivalents at beginning of period......         686         3,106         3,174         5,768
                                                           -------       -------       -------      --------
Cash and cash equivalents at end of period............     $ 3,106       $ 3,174       $ 5,768      $  4,464
                                                           =======       =======       =======      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid.........................................     $ 1,243       $   467       $ 1,925      $  9,719
Income taxes paid (refunded)..........................     $    36       $  (119)      $(1,124)     $  2,715

          See accompanying notes to Consolidated Financial Statements.

                             METAL MANAGEMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (in thousands, except shares)

                                                      COMMON STOCK
                               PREFERRED STOCK     -------------------              ADDITIONAL    MINIMUM    RETAINED
                             -------------------     NUMBER                          PAID-IN-     PENSION    EARNINGS
                             SERIES A   SERIES B   OF SHARES    AMOUNT   WARRANTS    CAPITAL     LIABILITY   (DEFICIT)    TOTAL
                             --------   --------   ----------   ------   --------   ----------   ---------   ---------   --------
BALANCE AT OCTOBER 31,
 1994......................  $     0    $     0    6,132,717     $ 61    $     0     $  2,823       $  0     $ 13,743    $ 16,627
Exercise of stock
 options...................        0          0       92,000        1          0          244          0            0         245
Pension Plan Adjustment....        0          0            0        0          0            0        (61)           0         (61)
Common Stock issued under
 Employee Stock Purchase
 Plan......................        0          0       24,927        0          0           31          0            0          31
Payment of cash
 dividends.................        0          0            0        0          0            0          0         (920)       (920)
Net loss...................        0          0            0        0          0            0          0       (1,560)     (1,560)
                             --------   -------    ----------    ----    -------     --------       ----     --------    --------
BALANCE AT OCTOBER 31,
 1995......................        0          0    6,249,644       62          0        3,098        (61)      11,263      14,362
Exercise of stock
 options...................        0          0      108,636        1          0          271          0            0         272
Common Stock issued under
 Employee Stock Purchase
 Plan......................        0          0       11,199        0          0           16          0            0          16
Pension plan adjustment....        0          0            0        0          0            0         16            0          16
Net loss...................        0          0            0        0          0            0          0         (931)       (931)
                             --------   -------    ----------    ----    -------     --------       ----     --------    --------
Balance at March 31,
 1996......................        0          0    6,369,479       63          0        3,385        (45)      10,332      13,735
Equity issued for
 Acquisitions..............        0          0    4,700,000       47      1,049       12,759          0            0      13,855
Exercise of stock
 options...................        0          0      103,850        2          0          281          0            0         283
 Common Stock issued under
   Employee Stock Purchase
   Plan....................        0          0       16,237        0          0           34          0            0          34
Tax benefit on option
 exercises.................        0          0            0        0          0          107          0            0         107
Other......................        0          0            0        0        302          122          2            0         426
Net loss...................        0          0            0        0          0            0          0       (1,260)     (1,260)
                             --------   -------    ----------    ----    -------     --------       ----     --------    --------
BALANCE AT MARCH 31,
 1997......................        0          0    11,189,566     112      1,351       16,688        (43)       9,072      27,180
Issuance of preferred
 stock, net................   23,819     19,027            0        0          0            0          0            0      42,846
Conversion of preferred
 stock.....................  (10,211)         0    1,032,874       10          0       10,971          0            0         770
Issuance of Common Stock
 and warrants in private
 offerings, net............        0          0    3,495,588       35      4,450       34,940          0            0      39,425
Equity issued for
 acquisitions..............        0          0    16,980,579     170     14,378      121,252          0            0     135,800
Common Stock issued upon
 conversion of debt........        0          0      524,569        5          0        3,634          0            0       3,639
Exercise of stock options
 and warrants..............        0          0      857,654        9     (3,767)       7,180          0            0       3,422
Preferred stock
 dividends.................      316          0            0        0          0            0          0       (1,451)     (1,135)
Non-cash dividend on
 beneficial conversion
 feature of preferred
 stock.....................        0          0            0        0          0        5,592          0       (5,592)          0
Warrants issued to
 employees and
 consultants...............        0          0            0        0     30,588            0          0            0      30,588
Other......................       57          0            0        0          0           48         13          (57)         61
Net loss...................        0          0            0        0          0            0          0      (34,207)    (34,207)
                             --------   -------    ----------    ----    -------     --------       ----     --------    --------
BALANCE AT MARCH 31, 1998
 (RESTATED)................  $13,981    $19,027    34,080,830    $341    $47,000     $200,305       $(30)    $(32,235)   $248,389
                             ========   =======    ==========    ====    =======     ========       ====     ========    ========

          See accompanying notes to Consolidated Financial Statements.

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION

DESCRIPTION OF BUSINESS

     Metal Management, Inc., (herein referred to as the "Company" or "MTLM"), formerly General Parametrics Corporation ("GPAR"), a Delaware corporation, and its wholly-owned subsidiaries are principally engaged in the business of collection and processing of ferrous and non-ferrous metals for resale to metals brokers, steel producers, and producers and processors of other metals. The Company collects industrial scrap and obsolete scrap, processes it into reusable forms, and supplies the recycled metals to its customers, including mini-mills, integrated steel mills, foundries and metals brokers. These services are provided through the Company's 54 recycling facilities located in 12 states. The Company's ferrous products primarily include shredded, sheared, hot briquetted, cold briquetted, bundled scrap and broken furnace iron. The Company also processes non-ferrous metals, including aluminum, stainless steel, copper, brass, titanium and high-temperature alloys, using similar techniques and through application of certain of the Company's proprietary technologies. Prior to April 1996, the Company was engaged in the business of designing, manufacturing and marketing color printers and related color printer consumable products (see Note 4 -- Discontinued Operations).

CHANGE OF COMPANY NAME AND FISCAL YEAR

     On April 9, 1996, the Company changed its name from General Parametrics Corporation to Metal Management, Inc. Effective April 15, 1996, the Company formally changed its Nasdaq stock symbol to "MTLM."

     On April 25, 1996, the Board of Directors of the Company approved a change in the Company's fiscal year end from October 31 to March 31, effective April 1, 1996.

NOTE 2 -- ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements have been prepared to reflect the merger, accounted for as a pooling of interests, with R&P Holdings, Inc. on May 28th, 1998. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts, transactions and profits have been eliminated in consolidation. Investments in three joint ventures engaged in ferrous and non-ferrous scrap metals recycling, in which the Company, through its subsidiaries, owns 50% interests, are accounted for using the equity method.

     The financial statements as of and for the year ended March 31, 1998 have been restated to reflect a change in accounting for 1,400,000 warrants issued on May 1, 1997 in connection with the Company's acquisition of Reserve Iron & Metal L.P. ("Reserve"). The warrants were previously reported as a component of the purchase price of Reserve and the financial statements for fiscal 1998 have been restated to reflect the warrants as non-cash warrant compensation expense.

     The restatement results in a reduction in the purchase price of Reserve totaling $8.1 million and a reduction in recorded goodwill at March 31, 1998 of $5.5 million. The effect of the restatement was to cause an increase in non-cash and non-recurring expenses of $9.8 million and a decrease in goodwill amortization of $0.2 million. The after-tax effects of these adjustments was to increase net loss by $5.6 million.

     The following table presents the impact of the restatement for the change in accounting on previously reported results for the four fiscal quarters and the year ended March 31, 1998 (in thousands, except per share data):

                                 QUARTER ENDED     QUARTER ENDED        QUARTER ENDED     QUARTER ENDED      YEAR ENDED
                                 JUNE 30, 1997   SEPTEMBER 30, 1997   DECEMBER 31, 1997   MARCH 31, 1998   MARCH 31, 1998
                                 -------------   ------------------   -----------------   --------------   --------------
Non-cash and non-recurring
  expense (income):
  As previously reported.......     $    --           $    --             $ 33,710            $   --          $ 33,710
  As restated..................     $ 2,597           $11,758             $ 29,942            $ (749)         $ 43,548
Income (loss) from continuing
  operations applicable to
  Common Stock:
  As previously reported.......     $   286           $  (143)            $(36,334)           $  328          $(35,863)
  As restated..................     $(1,218)          $(7,041)            $(34,064)           $  816          $(41,507)
Net income (loss) applicable to
  Common Stock:
  As previously reported.......     $   387           $   (36)            $(36,376)           $  362          $(35,663)
  As restated..................     $(1,117)          $(6,934)            $(34,106)           $  850          $(41,307)
Basic earnings (loss) per
  share:
  Income (loss) from continuing
    operations applicable to
    Common Stock:
    As previously reported.....     $  0.02           $ (0.01)            $  (1.67)           $ 0.01          $  (1.73)
    As restated................     $ (0.09)          $ (0.43)            $  (1.57)           $ 0.03          $  (2.00)
  Net income (loss) applicable
    to Common Stock:
    As previously reported.....     $  0.03           $ (0.00)            $  (1.67)           $ 0.01          $  (1.72)
    As restated................     $ (0.09)          $ (0.42)            $  (1.57)           $ 0.03          $  (1.99)
Diluted earnings (loss) per
  share:
  Income (loss) from continuing
    operations applicable to
    Common Stock:
    As previously reported.....     $  0.02           $ (0.01)            $  (1.67)           $ 0.01          $  (1.73)
    As restated................     $ (0.09)          $ (0.43)            $  (1.57)           $ 0.02          $  (2.00)
  Net income (loss) applicable
    to Common Stock:
    As previously reported.....     $  0.03           $ (0.00)            $  (1.67)           $ 0.01          $  (1.72)
    As restated................     $ (0.09)          $ (0.42)            $  (1.57)           $ 0.02          $  (1.99)

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

ACCOUNTS RECEIVABLE

     Accounts receivable represents amounts due from customers on product and broker sales. Reserves for uncollectible accounts and for tonnage variances were approximately $0.1 million and $1.6 million at March 31, 1997 and 1998, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost less accumulated depreciation. Major renewals and improvements are capitalized while repairs and maintenance are expensed as incurred. Property and equipment acquired in purchase transactions are recorded at its estimated fair value at the time of the acquisition. Depreciation is determined for financial reporting purposes using the straight-line method over the following estimated useful lives: 10 to 40 years for buildings and improvements, 3 to 15 years for operating machinery and equipment, 2 to 10 years for furniture and fixtures and 3 to 15 years for automobiles and trucks. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in results of operations.

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

                                                                1997       1998
                                                               -------   --------
Goodwill....................................................   $21,653   $178,809
Non-compete agreements......................................     1,403      3,236
Deferred financing costs....................................         0        890
Other intangibles...........................................       979      1,778
                                                               -------   --------
                                                                24,035    184,713
Less -- accumulated amortization............................      (551)    (3,402)
                                                               -------   --------
                                                               $23,484   $181,311
                                                               =======   ========

     Amortization expense for the year ended March 31, 1997 and 1998 was $0.5 million and $3.1 million, respectively. The Company assesses the recoverability of its goodwill and intangible assets on an annual basis or whenever events or changes in circumstances or business climate indicate that expected undiscounted future cash flows may not be sufficient to recover the recorded goodwill and intangible assets. During fiscal 1998, the Company recognized a charge of approximately $9.3 million relating to unamortized goodwill resulting from the Company's acquisition of its EMCO subsidiary.

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

     For the year ended March 31, 1998, the Company's 10 largest customers represented approximately 37.6% of consolidated net sales. These customers comprised approximately 33.1% of accounts receivable at March 31, 1998. No single customer accounted for more than 10% of consolidated net sales.

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

NOTE 3 -- MERGERS AND ACQUISITIONS

MERGERS ACCOUNTED AS POOLING OF INTERESTS

     On May 28, 1998, R&P Holdings, Inc., ("Bluestone") merged with the Company through a tax free stock for stock exchange. The Company issued 1,034,826 shares of Common Stock in exchange for all the outstanding common stock of Bluestone. The merger was accounted for as a pooling of interests and the consolidated financial statements of the Company has been restated to reflect the merger with Bluestone. Accordingly, except for adjustments to reflect conformed accounting policies, the historical financial statements of the two companies have been combined in the consolidated financial statements. Merger related expenses will be recognized as a one time charge in the first quarter of fiscal 1999.

     The following presents net sales and net income (loss) applicable to Common Stock for the periods presented. The only conforming accounting adjustment changes Bluestone's inventory valuation methodology from a LIFO basis to a FIFO basis (in thousands):

                                                   YEAR ENDED    FIVE MONTHS   YEAR ENDED    YEAR ENDED
                                                  OCTOBER 31,     MARCH 31,     MARCH 31,    MARCH 31,
                                                      1995          1996          1997          1998
                                                  ------------   -----------   -----------   ----------
NET SALES:
  The Company -- historical....................     $      0       $     0      $ 65,196      $479,707
  Bluestone....................................      112,775        36,366        76,634        90,328
                                                    --------       -------      --------      --------
  Combined.....................................     $112,775       $36,366      $141,830      $570,035
                                                    ========       =======      ========      ========
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK:
  Income (loss) from continuing operations
  The Company -- historical....................     $    261       $   (16)     $ (2,010)     $(41,357)
  Bluestone....................................         (538)         (535)          516           340
  Conforming accounting adjustments, net of
     tax.......................................        1,415          (402)         (613)         (490)
                                                    --------       -------      --------      --------
  Income (loss) from continuing operations.....        1,138          (953)       (2,107)      (41,507)
  Income (loss) from discontinued operations...       (2,698)           22           847           200
                                                    --------       -------      --------      --------
  Combined net income (loss)...................     $ (1,560)      $  (931)     $ (1,260)     $(41,307)
                                                    ========       =======      ========      ========
BASIC AND DILUTED EARNINGS PER SHARE APPLICABLE
  TO COMMON STOCK:
  The Company -- historical....................     $  (0.48)      $  0.00      $  (0.13)     $  (2.09)
                                                    ========       =======      ========      ========
  Combined.....................................     $  (0.26)      $ (0.15)     $  (0.12)     $  (1.99)
                                                    ========       =======      ========      ========

     Mergers and Acquisitions accounted as Purchase transactions during fiscal 1997:

     - In April 1996, the Company merged with EMCO Recycling Corp. ("EMCO"), headquartered in Phoenix, Arizona.

     - In January 1997, the Company acquired five companies comprising the MacLeod Group ("MacLeod"), headquartered in SouthGate, California. The MacLeod Group is comprised of MacLeod Metals Co., California Metals Recycling, Inc., Trojan Trading Co., Firma, Inc. and Firma Plastics Co., Inc.

     - In January 1997, the Company acquired HouTex Metals Company, Inc. ("HouTex"), headquartered in Houston, Texas.

     The purchase consideration for the acquisitions completed during fiscal 1997 was as follows (in thousands):

                                                          EMCO     MACLEOD   HOUTEX     TOTAL
                                                         -------   -------   -------   -------
Shares of restricted Common Stock issued..............     3,500       725       475     4,700
Warrants issued to purchase Common Stock..............     1,000       175       310     1,485
Cash paid, including transaction costs................   $ 2,219   $ 1,119   $ 1,121   $ 4,459
Value of Common Stock issued..........................     8,807     2,330     1,669    12,806
Value of warrants issued..............................       316       137       596     1,049
Promissory notes issued...............................         0     6,600     6,655    13,255
Other liabilities incurred............................     1,403         0         0     1,403
                                                         -------   -------   -------   -------
  Total purchase consideration........................   $12,745   $10,186   $10,041   $32,972
                                                         =======   =======   =======   =======

     Mergers and Acquisitions accounted as Purchase transactions during fiscal 1998:

     - In May 1997, the Company acquired Reserve Iron & Metal L.P. ("Reserve"). Reserve operates two processing facilities in Cleveland, Ohio and Chicago, Illinois and has a 50% interest in a joint venture which operates in Attalla, Alabama.

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

     - In March 1998, the Company acquired Superior Forge, Inc., headquartered in Huntington Beach, California.

     The purchase consideration for the acquisitions completed during fiscal 1998 was as follows (in thousands):

                                                RESERVE    ISAAC    PROLER     COZZI    AEROSPACE    OTHER     TOTAL
                                                -------   -------   -------   -------   ---------   -------   --------
Shares of restricted Common Stock issued.....         0     1,943     1,750    11,500        403      1,385     16,981
Warrants issued to purchase Common Stock.....         0       462       375     1,500          0        120      2,457
Cash paid, including transaction costs.......   $ 6,589   $   536   $ 7,760   $ 7,807    $14,802    $ 7,866   $ 45,360
Value of Common Stock issued.................         0    21,049    11,130    65,864      5,318     18,060    121,421
Value of warrants issued.....................         0     4,862     1,574     7,505          0        368     14,309
Promissory notes issued......................     1,542    36,547    10,500         0          0      1,991     50,580
                                                -------   -------   -------   -------    -------    -------   --------
Total purchase consideration.................   $ 8,131   $62,994   $30,964   $81,176    $20,120    $28,285   $231,670
                                                =======   =======   =======   =======    =======    =======   ========

     The purchase consideration was allocated as follows at March 31 (in thousands):

                                                                 1997       1998
                                                               --------   ---------
Fair value of tangible assets acquired......................   $ 35,399   $ 262,426
Goodwill....................................................     21,653     165,064
Identifiable intangibles....................................      1,403       1,834
Liabilities assumed.........................................    (25,483)   (198,329)
Stock and warrants issued...................................    (13,855)   (135,730)
Promissory notes and other consideration issued.............    (14,658)    (50,580)
                                                               --------   ---------
Cash paid...................................................      4,459      44,685
  Less: cash acquired.......................................     (1,914)       (780)
                                                               --------   ---------
Net cash paid for acquisitions..............................   $  2,545   $  43,905
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

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, MacLeod, HouTex, Reserve, Isaac, Proler, Cozzi, and Aerospace after giving effect to the merger of Bluestone and as if these acquisitions had occurred on April 1, 1996. The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets and additional amortization expense as a result of goodwill. The unaudited pro forma information for the years ended March 31, 1997 and 1998 was as follows (in thousands, except per share data):

                                                                 1997       1998
                                                               --------   --------
Net sales...................................................   $773,671   $857,053
Net income (loss) from continuing operations applicable to
  Common Stock..............................................   $    806   $(43,675)
Basic and diluted net income (loss) from continuing
  operations applicable to Common Stock.....................   $   0.02   $  (1.28)

     The pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions been in effect on April 1, 1996. In addition to the completed acquisitions, the Company is in various stages of negotiation to acquire a number of additional scrap metals recycling and related operations.

     See Note 17 -- Subsequent Events and Note 18 -- Events (Unaudited) Subsequent to Date of Accountants Report

NOTE 4 -- DISCONTINUED OPERATIONS

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

NOTE 5 -- NON-CASH AND NON-RECURRING EXPENSES

     During fiscal 1998, following non-cash and non-recurring pre-tax expenses were recorded (in thousands):

                                                    NON-CASH WARRANT    NON-RECURRING
                                                      COMPENSATION         CHARGES        TOTAL
                                                    ----------------    -------------     -----
Non-cash warrant compensation expense...........        $28,888                 --       $28,888
Severance and other termination benefits........          1,700              1,114         2,814
EMCO shutdown...................................             --             11,846        11,846
                                                        -------            -------       -------
                                                        $30,588            $12,960       $43,548
                                                        =======            =======       =======

     On May 1, 1997, the Company issued warrants to purchase 1,400,000 shares of Common Stock to the former general partners of Reserve. The warrants have initial exercise prices of $3.50 or $4.00 per share, subject to a $0.50 per share increase in the event that the Company's stock price exceeds $10.00 per share on the date of exercise. The warrants have terms that range from 30 to 60 months. The warrants vest over 6 month, 12 month, 18 month and 24 month intervals for each group of 350,000 warrants, respectively, beginning on May 1, 1997. Upon termination of employment, any unvested warrants are forfeited by the recipients.

     The warrants were initially recorded as a component of the purchase consideration for Reserve; however, it was subsequently determined that the provisions of EITF 95-8 "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination" required that they be accounted for as non-cash compensation expense in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employers". Non-cash compensation expense is calculated for exercised and non-exercised warrants at each reporting period based on the vesting provisions of the warrants and the difference between the fair market value of the Company's Common Stock and the warrant exercise price. Non-cash compensation expense under this calculation method is adjusted at each reporting period for vested warrants not exercised and accordingly will result in reversals of previously reported non-cash warrant compensation expense upon a decrease in the fair market value of the Company's Common Stock. Non-cash warrant compensation expense for the year ended March 31, 1998 aggregated $9.8 million. Of this amount, $2.8 million related to warrants exercised in fiscal 1998. During the first quarter of fiscal 1999 $0.3 million of non-cash compensation expense was recorded for warrants exercised. At September 30, 1998, all non-cash warrant compensation expense, except the $3.1 million relating to the warrants exercised, had been reversed due to the subsequent decline in the fair market value of the Company's Common Stock. Since the warrants are considered variable instruments under APB No. 25, the Company will record non-cash warrant compensation expense or income throughout the remaining term of the warrants whenever the fair market value of its Common Stock exceeds the warrant exercise price.

     On December 1, 1997, the Company issued fully vested warrants to purchase 1,655,000 shares of Common Stock at exercise prices ranging from $4.00 per shares to $12.00 per share. These warrants were issued to certain officers, employees and an outside director. The warrants are accounted for under APB No. 25 as fixed instruments and accordingly are valued using the "intrinsic method" resulting in a one-time non-cash warrant compensation expense of $19.1 million recorded at December 1, 1997.

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

     The total amount of non-cash warrant compensation expense for variable and fixed instruments aggregated $30.6.

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

NOTE 6 -- INVENTORIES

     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following categories and amounts at March 31 (in thousands):

                                                                1997      1998
                                                               -------   -------
Ferrous metals..............................................   $ 2,707   $35,934
Non-ferrous metals..........................................     9,747    25,222
Other.......................................................       954       786
                                                               -------   -------
                                                               $13,408   $61,942
                                                               =======   =======

NOTE 7 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following categories and amounts at March 31 (in thousands):

                                                                1997       1998
                                                               -------   --------
Land and improvements.......................................   $ 5,790   $ 18,915
Buildings and improvements..................................     3,749     16,143
Operating machinery and equipment...........................    13,747     73,167
Automobiles and trucks......................................     3,063     10,569
Furniture and fixtures......................................     1,300      2,306
Construction in progress....................................         0      1,749
                                                               -------   --------
                                                                27,649    122,849
Less -- accumulated depreciation............................    (6,387)   (12,963)
                                                               -------   --------
                                                               $21,262   $109,886
                                                               =======   ========

     Depreciation expense for property and equipment was $2.0 million and $7.4 million for the years ended March 31, 1997 and 1998, respectively. During the current fiscal year, the Company wrote off approximately $2.0 million of net fixed assets at its EMCO subsidiary. See Note 5 -- Non-cash and non-recurring expenses.

NOTE 8 -- INVESTMENT IN JOINT VENTURES

     During fiscal 1998, the Company owned 50% interests in three joint ventures which processed and sold ferrous and nonferrous metals. Individually and in the aggregate, these joint ventures were not material to the Company's fiscal 1998 consolidated financial position or results of operations.

     Prior to fiscal 1998, the Company, through Bluestone, owned a 50% interest in one joint venture. At March 31, 1997, the Company had accounts receivable of approximately $2.2 million from the joint venture and had accounts payable of approximately $0.8 million to the joint venture. In addition, sales from the Company to the joint venture were $10.1 million, $1.4 million and $4.4 million for the year ended October 31, 1995, the five months ended March 31, 1996 and the year ended March 31, 1997, respectively. Sales from the joint venture to the Company were approximately $1.8 million, $0.6 million and $3.0 million for the year ended October 31, 1995, the five months ended March 31, 1996 and the year ended March 31, 1997, respectively. Summarized financial information for the joint venture follows (in thousands):

                                                              YEAR ENDED    FIVE MONTHS   YEAR ENDED
                                                              OCTOBER 31,    MARCH 31,    MARCH 31,
                                                                 1995          1996          1997
                                                              -----------   -----------   ----------
Net sales..................................................     $20,888       $4,498       $15,727
Cost of sales and other expense............................      18,812        5,222        14,855
                                                                -------       ------       -------
Net income (loss)..........................................     $ 2,076       $ (724)      $   872
                                                                =======       ======       =======
Company's share of net income (loss).......................     $ 1,038       $ (362)      $   436
                                                                =======       ======       =======

                                                                MARCH 31, 1997
                                                                --------------
Current assets..............................................        $5,367
Other assets................................................             3
                                                                    ------
                                                                     5,370
Liabilities.................................................         4,126
                                                                    ------
Members' capital............................................        $1,244
                                                                    ======
Company's share of capital..................................        $  622
                                                                    ======

NOTE 9 -- DEBT

LINES-OF-CREDIT

     At March 31, 1997 and 1998, the Company and its wholly-owned subsidiaries had various revolving lines of credit with commercial lenders which provided for revolving credit at interest rates that ranged from 8.5% to 16.5%. The weighted average interest rate on the borrowings outstanding at March 31, 1997 and 1998 was 9.1% and 9.5%, respectively. The lines were secured by substantially all of the assets and stock of the Company's subsidiaries. Availability under the lines of credit is determined primarily based on levels of inventory and accounts receivable. Average borrowings under the various lines of credit during fiscal 1997 and 1998 were approximately $13.9 million and $28.5 million, respectively. Amounts outstanding under the various lines of credit ranged from $10.4 million to $17.5 million during fiscal 1997 and $18.0 million to $57.6 million during fiscal 1998. At March 31, 1998, the Company was in compliance with all covenants under its various lines of credit. These lines were repaid with proceeds from a new long-term credit facility and were terminated subsequent to March 31, 1998, or were consolidated with the new facility. As a result, outstanding balances are classified within long-term debt at March 31, 1998. See subsequent debt transactions below.

NOTES PAYABLE TO RELATED PARTIES

     Notes payable to related parties were issued by the Company for acquisitions or for the purchase of real estate. The Company also assumed notes payable to related parties in connection with certain acquisitions. At March 31, notes payable to related parties were issued to the following (in thousands):

                                                                  1997        1998
                                                                --------    --------
Notes issued for acquisitions:
Former shareholder of MacLeod (interest rate of 8.0% in 1997
  and 8.5% in 1998).........................................    $  6,400    $  2,981
Former shareholders of HouTex (interest rate of 6.0% in
  1997), secured by a stock pledge agreement................       6,655           0
Former shareholder of Ellis Metals (interest rate of
  9.0%).....................................................           0       1,691
Former shareholders of Isaac, due 2/15/00, (interest rate of
  8.5% in 1998), secured by a letter of credit..............           0      15,965
Former shareholders of Proler (interest rate of 7.0% in
  1998).....................................................           0       2,400
Notes assumed in connection with acquisitions:
Former shareholders of Isaac, due 2/15/00, (interest rate of
  8.5% in 1998), secured by a letter of credit..............           0       5,696
Former shareholder of Cozzi, (interest rate of 6.4% in
  1998).....................................................           0      12,719
Former shareholder of Bluestone, (interest rate of 5% in
  1997 and 1998)............................................         190         190
Notes issued for real estate purchases:
Former shareholder of Ellis Metals (interest rate of 9.0% in
  1997 and 1998), secured by real property..................         950         950
                                                                --------    --------
                                                                  14,195      42,592
Less: current portion.......................................     (12,575)    (10,830)
                                                                --------    --------
Long-term notes payable to related parties..................    $  1,620    $ 31,762
                                                                ========    ========

     During fiscal 1998, certain selling shareholders converted an aggregate $3.6 million of notes payable into 524,569 shares of Common Stock of the Company.

     Scheduled maturities of notes payable to related parties are as follows (in thousands):

FISCAL YEAR ENDING, MARCH 31,
-----------------------------
1999........................................................   $10,830
2000........................................................    10,831
2001........................................................         0
2002........................................................         0
2003 and thereafter.........................................    20,931
                                                               -------
                                                               $42,592
                                                               =======

LONG-TERM DEBT

     At March 31, long-term debt consisted of the following (in thousands):

                                                                 1997       1998
                                                               --------   --------
Term loans, due 1998 to 2001, average interest rate of
  8.45%, secured by equipment or personal guarantees........   $  7,405   $ 40,221
Operating lines of credit, average interest rate of 9.5%,
  reclassed to long-term debt...............................          0     58,494
Mortgage loans, due 1998 to 2009, average interest rate of
  8.23%, secured by real property...........................      4,462      2,102
Other debt, due 1998 to 2006, average interest rate of
  7.85%, generally secured by equipment.....................      2,920      8,057
                                                               --------   --------
                                                                 14,787    108,874
Less current portion........................................    (10,813)    (1,047)
                                                               --------   --------
Long-term debt..............................................   $  3,974   $107,827
                                                               ========   ========

     See subsequent debt transactions below. Scheduled maturities of long-term debt are as follows (in thousands):

FISCAL YEAR ENDING, MARCH 31
----------------------------
1999........................................................    $  1,047
2000........................................................       1,485
2001........................................................         757
2002........................................................         219
2003 and thereafter.........................................     105,366
                                                                --------
                                                                $108,874
                                                                ========

SUBSEQUENT DEBT TRANSACTIONS

     On March 31, 1998, the Company and its subsidiaries entered into a three year credit facility (the "Senior Credit Facility"). The Senior Credit Facility, as amended, provides for a revolving credit and letter of credit facility of $250.0 million, subject to borrowing base limitations. The Senior Credit Facility bears interest at a floating rate per annum equal to (at the Company's option): (i) 1.75% over LIBOR or (ii) 0.5% over the agent lender's prime rate. The Company pays a unused line fee of .375% and is subject to debt covenants including an interest coverage ratio and limitations with respect to capital expenditures. The Senior Credit Facility is available for working capital and general corporate purposes, including acquisitions. The obligations of the Company and its subsidiaries under the Senior Credit Facility are secured by a security interest in substantially all of the assets and properties of the Company and its subsidiaries including pledges of stock of subsidiaries. Availability of loans and letters of credit under the Senior Credit Facility is generally limited to a borrowing base of 85% of eligible accounts receivable, 70% of eligible inventory and a $40 million fixed asset sublimit that amortizes on a quarterly basis.

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

     On May 13, 1998, the Company issued $180.0 million, 10.0% Senior Subordinated Notes due on May 15, 2008 (the "Senior Subordinated Notes") in a private placement (the "Subordinated Debt Placement"). Interest on the Notes will be payable semi-annually. The Company received net proceeds of $174.6 million in the Subordinated Debt Placement. The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated in right to payment to all senior debt of the Company, including the indebtedness of the Company under the Senior Credit Facility. The Company's payment obligations are jointly and severally guaranteed by the Company's current and certain future subsidiaries. The proceeds of the Senior Subordinated Notes were used to repay approximately $119.0 million outstanding under the Company's Senior Credit Facility and approximately $19.1 million of notes payable to related parties. The balance of the proceeds were invested in marketable securities held for working capital and general corporate purposes, including acquisitions.

     Except as described below, the Senior Subordinated Notes are not redeemable at the Company's option prior to May 15, 2003. After May 15, 2003, the Senior Subordinated Notes are redeemable by the Company at the redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest, if redeemed during the twelve month period beginning on May 15 of each of the years indicated below:

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

     Also, prior to March 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes at a redemption price of 110% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest from the proceeds of one or more sales of Common Stock. The Senior Subordinated Notes are also redeemable at the option of the holder thereof at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest in the event of certain change of control events with respect to the Company.

     The Indenture governing the Senior Subordinated Notes (the "Indenture") contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to (i) incur additional indebtedness (including by way of guarantee), subject to certain exceptions, unless the Company meets a fixed charge ratio of 2 to 1 or certain other conditions apply; (ii) issue certain types of securities containing mandatory redemption rights or which otherwise are redeemable at the option of the holder thereof prior to the maturity of the Senior Subordinated Notes; (iii) pay dividends or distributions, or make certain types of investments or other payments, unless the Company meets a fixed charge coverage ratio of 2 to 1 and the amount of the dividend or distribution, investment or other payment (together with all such other dividend, distributions, investments or other payments made through the date thereof) is less than 50% of the consolidated net income of the Company from the beginning of the fiscal quarter immediately following the date of the Indenture through the most recently ended fiscal quarter plus the aggregate amount of net equity proceeds received by the Company in such period; (iv) enter into certain transactions with affiliates; (v) dispose of certain assets, (vi) incur liens securing pari passu or subordinated indebtedness of the Company or (vii) engage in certain mergers and consolidations.

     See Note 18 -- Events (Unaudited) Subsequent to Date of Accountants Report.

NOTE 10 -- INCOME TAXES

     The provision (benefit) for federal and state income taxes from continuing operations is as follows (in thousands):

                                                     OCTOBER 31,   MARCH 31,   MARCH 31,   MARCH 31,
                                                        1995         1996        1997        1998
                                                     -----------   ---------   ---------   ---------
Federal:
  Current.........................................      $ 40         $(469)      $ (33)     $   199
  Deferred........................................       512           (73)       (895)      (4,294)
                                                        ----         -----       -----      -------
                                                         552          (542)       (928)      (4,095)
                                                        ----         -----       -----      -------
State:
  Current.........................................        11           (99)        142          741
  Deferred........................................       111           (11)       (117)      (1,201)
                                                        ----         -----       -----      -------
                                                         122          (110)         25         (460)
                                                        ----         -----       -----      -------
Total tax provision (benefit).....................      $674         $(652)      $(903)     $(4,555)
                                                        ====         =====       =====      =======

     The deferred tax liabilities, net of deferred tax assets, are comprised of the following at March 31 (in thousands):

                                                                1997      1998
                                                               -------   -------
Cash to accrual adjustment..................................   $   251   $   389
Non-compete agreements......................................         0       795
Depreciation................................................     2,320    15,237
Inventory...................................................       304         0
Other.......................................................        20       170
                                                               -------   -------
Gross deferred income tax liabilities.......................     2,895    16,591
                                                               -------   -------
Accounts receivable reserves................................         0      (315)
Inventory...................................................         0       (54)
Deferred compensation.......................................       (49)     (759)
Employee benefit accruals...................................       (66)     (403)
Workers compensation........................................         0      (793)
NOL carryforward............................................      (792)        0
Accrued liabilities.........................................      (449)     (342)
Stock based compensation....................................      (109)   (5,234)
Other.......................................................      (107)     (122)
                                                               -------   -------
Gross deferred income tax assets............................    (1,572)   (8,022)
                                                               -------   -------
Deferred tax asset valuation allowance......................         0         0
                                                               -------   -------
                                                               $ 1,323   $ 8,569
                                                               =======   =======

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

     The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows ($ in thousands):

                                                     YEAR ENDED               5 MONTHS ENDED
                                                  OCTOBER 31, 1995     %      MARCH 31, 1996      %
                                                  ----------------   -----   ----------------   -----
Normal statutory rate..........................         $616          34.0       $   (546)      (34.0)
State income taxes, net of federal benefit.....          101           5.6            (96)       (6.0)
Tax exempt interest............................          (66)         (3.6)           (18)       (1.1)
Other..........................................           23           1.2              8         0.5
                                                        ----         -----       --------       -----
Provision (benefit) for income taxes...........         $674          37.2       $   (652)      (40.6)
                                                        ====         =====       ========       =====

                                                     YEAR ENDED                 YEAR ENDED
                                                   MARCH 31, 1997      %      MARCH 31, 1998      %
                                                  ----------------   -----   ----------------   -----
Normal statutory rate..........................       $(1,053)       (35.0)      $(13,637)      (35.0)
State income taxes, net of federal benefit.....          (128)        (4.3)          (412)       (1.1)
Non-deductible goodwill........................           145          4.8            887         2.3
Non-deductible goodwill write-off..............             0          0.0          3,259         8.4
Non-deductible stock based compensation........             0          0.0          4,968        12.8
Other..........................................           133          4.5            380         0.9
                                                      -------        -----       --------       -----
Provision (benefit) for income taxes...........       $  (903)       (30.0)      $ (4,555)      (11.7)
                                                      =======        =====       ========       =====

NOTE 11 -- STOCKHOLDERS' EQUITY

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

     On December 19, 1997, the Company issued to Samstock, L.L.C., a Delaware limited liability corporation ("Samstock") 1,470,588 shares of the Company's Common Stock, (the "Samstock Shares"), pursuant to a Securities Purchase Agreement between the Company and Samstock. The Company also issued warrants to Samstock exercisable at any time prior to December 18, 2002 for: (i) 400,000 shares of Common Stock at an exercise price of $20.00 per share; and (ii) 200,000 shares of Common Stock at an exercise price of $23.00 per share. The aggregate purchase price of the Samstock Shares and warrants issued to Samstock was approximately $25.0 million.

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

     The following presents a summary of the Series A Preferred Stock and Series B Preferred Stock issued and converted during fiscal 1998:

                                                                           SERIES
                                                               SERIES A      B
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

NOTE 12 -- EARNINGS (LOSS) PER SHARE

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

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations per share computations (in thousands, except per share amounts):

                                                                 FIVE MONTHS
                                                   YEAR ENDED       ENDED      YEAR ENDED   YEAR ENDED
                                                   OCTOBER 31,    MARCH 31,    MARCH 31,    MARCH 31,
                                                      1995          1996          1997         1998
                                                   -----------   -----------   ----------   ----------
INCOME (NUMERATOR):
Income (loss) from continuing operations........     $1,138        $ (953)      $(2,107)     $(34,407)
Dividends and accretion applicable to
  convertible preferred stock...................          0             0             0        (7,100)
                                                     ------        ------       -------      --------
Income (loss) from continuing operations
  applicable to Common Stock....................     $1,138        $ (953)      $(2,107)     $(41,507)
                                                     ======        ======       =======      ========
SHARES (DENOMINATOR):
Weighted average number of shares outstanding
  during the period.............................      6,160         6,334        10,141        20,762
Incremental common shares attributable to
  dilutive options and warrants.................          0             0             0             0
                                                     ------        ------       -------      --------
Diluted shares outstanding during the period....      6,160         6,334        10,141        20,762
                                                     ======        ======       =======      ========
Basic earnings (loss) per share from continuing
  operations applicable to Common Stock.........     $ 0.18        $(0.15)      $ (0.21)     $  (2.00)
                                                     ======        ======       =======      ========
Diluted earnings (loss) per share from
  continuing operations applicable to Common
  Stock.........................................     $ 0.18        $(0.15)      $ (0.21)     $  (2.00)
                                                     ======        ======       =======      ========

     Due to the loss from continuing operations applicable to Common Stock for the five months ended March 31, 1996 and the years ended March 31, 1997 and 1998, the effect of dilutive stock options and warrants were not included as their effect would have been anti-dilutive. However, if the Company would have reported net earnings, the incremental shares attributable to dilutive stock options and warrants would have been 125,656 for the five months ended March 31, 1996, 236,469 for the year ended March 31, 1997 and 3,388,202 for the year ended March 31, 1998. Also, the potentially dilutive effect of the Company's convertible preferred stock were not used in the diluted earnings per share calculation as its effect was anti-dilutive.

NOTE 13 -- STOCK OPTIONS AND WARRANTS

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

     During fiscal 1995, the Board of Directors terminated the 1986 Stock Option Plan with respect to future grants. The following summarizes the activity of the Director Plan, 1995 Plan and the 1986 Plan for the year ended October 31, 1995, the five months ended March 31, 1996 and the years ended March 31, 1997 and 1998, respectively:

                                                                DIRECTOR & 1995 PLAN
                                 -----------------------------------------------------------------------------------
                                        1995                 1996                 1997                  1998
                                 ------------------   ------------------   ------------------   --------------------
                                           WEIGHTED             WEIGHTED             WEIGHTED               WEIGHTED
                                           AVERAGE              AVERAGE              AVERAGE                AVERAGE
                                           EXERCISE             EXERCISE             EXERCISE               EXERCISE
                                 SHARES     PRICE     SHARES     PRICE     SHARES     PRICE      SHARES      PRICE
                                 -------   --------   -------   --------   -------   --------   ---------   --------
Beginning balance.............         0    $0.00      51,000    $3.22     716,750    $3.92       752,500    $ 4.03
Granted.......................    51,000    $3.22     665,750    $3.97     110,000    $4.53     1,218,650    $16.01
Exercised.....................         0    $0.00           0    $0.00     (16,750)   $2.90      (150,000)   $ 4.00
Canceled......................         0    $0.00           0    $0.00     (57,500)   $3.89             0    $ 0.00
                                 -------    -----     -------    -----     -------    -----     ---------    ------
Ending balance................    51,000    $3.22     716,750    $3.92     752,500    $4.03     1,821,150    $12.05
                                 =======    =====     =======    =====     =======    =====     =========    ======
Exercisable at end of
  period......................    25,000    $2.50     669,750    $3.91     667,500    $3.96       649,333    $ 5.28
                                 =======    =====     =======    =====     =======    =====     =========    ======
Options available for grant...   449,000               83,250              630,750                812,100
                                 =======              =======              =======              =========

                                                                                       1986 PLAN
                                                                -------------------------------------------------------
                                                                          1995                          1996
                                                                -------------------------    --------------------------
                                                                               OPTION                       WEIGHTED
                                                                              PRICE PER                     AVERAGE
                                                                 SHARES         SHARE         SHARES     EXERCISE PRICE
                                                                --------    -------------    --------    --------------
Beginning balance...........................................     572,800    $1.90 - $6.00     304,800        $2.71
Granted.....................................................       1,500    $1.57 - $1.63           0        $0.00
Exercised...................................................     (92,000)   $2.34 - $2.98    (108,636)       $2.55
Canceled....................................................    (177,500)   $2.23 - $3.56     (39,314)       $2.77
                                                                --------    -------------    --------        -----
Ending balance..............................................     304,800    $1.57 - $6.00     156,850        $2.82
                                                                ========    =============    ========        =====
Exercisable at end of period................................     277,497    $1.88 - $6.00     141,788        $2.87
                                                                ========    =============    ========        =====
Options available for grant.................................           0                            0
                                                                ========                     ========

                                                                                1986 PLAN
                                                                -----------------------------------------
                                                                       1997                   1998
                                                                -------------------    ------------------
                                                                           WEIGHTED              WEIGHTED
                                                                           AVERAGE               AVERAGE
                                                                           EXERCISE              EXERCISE
                                                                SHARES      PRICE      SHARES     PRICE
                                                                -------    --------    ------    --------
Beginning balance...........................................    156,850     $2.82      5,000      $2.50
Granted.....................................................          0     $0.00          0      $0.00
Exercised...................................................    (87,100)    $2.65      (5,000)    $2.50
Canceled....................................................    (64,750)    $3.07          0      $0.00
                                                                -------                ------
Ending balance..............................................      5,000     $2.50          0      $0.00
                                                                =======                ======
Exercisable at end of period................................      5,000     $2.50          0      $0.00
                                                                =======                ======
Options available for grant.................................          0                    0
                                                                =======                ======

     The following table summarizes information about stock options outstanding at March 31, 1998:

                                                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                                          ------------------------------------    -------------------
                                                                        WEIGHTED
                                                                         AVERAGE      WEIGHTED               WEIGHTED
                                                                        REMAINING     AVERAGE                AVERAGE
                                                                       CONTRACTUAL    EXERCISE               EXERCISE
RANGE OF EXERCISE PRICES                                   SHARES      LIFE (YRS)      PRICE      SHARES      PRICE
------------------------                                  ---------    -----------    --------    -------    --------
$2.50 to $7.00........................................      606,000        6.9         $ 4.05     578,500     $ 4.00
$10.00 to $15.13......................................      697,900        4.7         $13.01      50,833     $13.38
$16.50 to $22.13......................................      517,250        4.9         $20.20      20,000     $21.50
                                                          ---------                               -------
                                                          1,821,150                               649,333
                                                          =========                               =======

WARRANTS

     The Company issues warrants to purchase restricted Common Stock in connection with acquisitions or for issuance to employees or consultants for services. The summary of warrant activity for the year ended October 31, 1995, the five months ended March 31, 1996 and the years ended March 31, 1997 and 1998, respectively, is as follows:

                                           1995                1996                  1997                   1998
                                     -----------------   -----------------   --------------------   --------------------
                                              WEIGHTED            WEIGHTED               WEIGHTED               WEIGHTED
                                              AVERAGE             AVERAGE                AVERAGE                AVERAGE
                                              EXERCISE            EXERCISE               EXERCISE               EXERCISE
                                     SHARES    PRICE     SHARES    PRICE      SHARES      PRICE      SHARES      PRICE
                                     ------   --------   ------   --------   ---------   --------   ---------   --------
Beginning balance.................       0     $0.00     10,000    $3.00        20,000    $3.50     2,015,038    $ 4.65
Granted...........................   10,000    $3.00     10,000    $4.00     1,995,038    $4.66     7,016,925    $ 9.69
Exercised.........................       0     $0.00         0     $0.00             0    $0.00      (702,654)   $ 4.14
Canceled..........................       0     $0.00         0     $0.00             0    $0.00      (104,769)   $12.72
                                     ------    -----     ------    -----     ---------    -----     ---------    ------
Ending balance....................   10,000    $3.00     20,000    $3.50     2,015,038    $4.65     8,224,540    $ 8.89
                                     ======    =====     ======    =====     =========    =====     =========    ======

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

     In fiscal 1998, the Company recognized approximately $30.6 million of non-cash warrant compensation expense associated with the issuance of warrants to certain employees, officers and directors. See Note 5 -- Non-cash and non-recurring expenses.

     The following table summarizes information about compensation based warrants outstanding at March 31, 1998:

                                                   WARRANTS OUTSTANDING          WARRANTS EXERCISABLE
                                            ----------------------------------   --------------------
                                                         WEIGHTED
                                                          AVERAGE     WEIGHTED               WEIGHTED
                                                         REMAINING    AVERAGE                AVERAGE
                                                        CONTRACTUAL   EXERCISE               EXERCISE
RANGE OF EXERCISE PRICES                     SHARES     LIFE (YRS)     PRICE      SHARES      PRICE
------------------------                    ---------   -----------   --------   ---------   --------
$4.00 to $5.91...........................   1,855,000      4.67        $ 4.93      805,000    $ 5.81
$9.90 to $15.75..........................   1,346,923      4.30        $11.86    1,195,673    $12.05

PRO FORMA DISCLOSURES

     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." The Company continues to account for stock-based compensation under the provisions of APB No. 25 and accordingly does not recognize compensation cost for options and warrants with exercise prices equal to market value at the date of grant. As required by SFAS No. 123, the following disclosure of pro forma information provides the effects on net loss and net loss per share as if the Company had accounted for its employee stock based compensation under the fair value method prescribed by SFAS No. 123 (in thousands, except per share data and assumptions):

                                                      FIVE MONTHS
                                                         ENDED          YEAR ENDED       YEAR ENDED
                                                     MARCH 31, 1996   MARCH 31, 1997   MARCH 31, 1998
                                                     --------------   --------------   --------------
Pro forma net loss................................      $(1,493)         $(1,387)         $(45,147)
Pro forma basic and diluted net loss per share....      $ (0.24)         $ (0.14)         $  (2.17)
Assumptions:
Expected life (years).............................            3                3                 3
Expected volatility...............................         34.2%            60.0%             63.7%
Dividend yield....................................           --               --                --
Risk-free interest rate...........................         5.89%            6.52%             5.65%

     For the years ended March 31, 1997 and 1998, the weighted average fair value of options and warrants granted was as follows:

                                                             1997                    1998
                                                      -------------------   ----------------------
                                                      SHARES   FAIR VALUE    SHARES     FAIR VALUE
                                                      ------   ----------   ---------   ----------
Exercise price > Market price......................   95,000     $1.59        338,750     $4.37
Exercise price = Market price......................   15,000     $2.07      1,173,323     $7.24
Exercise price < Market price......................      n/a       n/a      3,258,500     $8.04

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

NOTE 14 -- EMPLOYEE BENEFIT PLANS

401K AND PROFIT SHARING PLANS

     The Company and its wholly-owned subsidiaries sponsor qualified 401(k) plans and profit sharing plans covering certain eligible employees. Participants can elect to contribute up to a certain percentage of their qualified pre-tax compensation. Certain of the qualified 401(k) plans allow the Company to match a percentage of the contributions of participating employees as specified in the respective plans and also enable the Company to make a discretionary contribution based on the plan provisions. For the year ended October 31, 1995, the five months ended March 31, 1996 and the years ended March 31, 1997 and 1998, expense under the Company's 401(k) and profit sharing plans were approximately $14,000, $5,000, $68,000 and $382,000, respectively.

DEFINED BENEFIT PLANS

     The Company's Bluestone subsidiary has a defined benefit pension plan covering certain employees and groups of employees. During fiscal 1998, the Company completed acquisitions in which it provided for the continuation of two defined benefit pension plans covering certain employees and groups of employees. Under the Company's pension plans, benefits are generally based on years of service and the employees' ending compensation. The Company's general funding policy is to contribute annually an amount that falls within the range determined to be deductible for federal tax purposes. Plan assets consist primarily of stocks, bonds and a receivable from the seller for a fully funded plan.

     Net pension cost includes the following components (in thousands):

                                                                FIVE MONTHS
                                                  YEAR ENDED       ENDED      YEAR ENDED   YEAR ENDED
                                                  OCTOBER 31,    MARCH 31,    MARCH 31,    MARCH 31,
                                                     1995          1996          1997         1998
                                                  -----------   -----------   ----------   ----------
Service cost...................................      $ 22          $  9          $ 27        $ 119
Interest cost..................................        34            16            49          341
Actual return on plan assets...................       (41)          (35)          (10)        (545)
Net amortization and deferral..................        13            23           (25)         247
                                                     ----          ----          ----        -----
Net pension cost...............................      $ 28          $ 13          $ 41        $ 162
                                                     ====          ====          ====        =====

     The following table sets forth the plans' funded status and the amounts recognized in the Company's consolidated balance sheets at (in thousands):

                                                     OCTOBER 31,   MARCH 31,   MARCH 31,   MARCH 31,
                                                        1995         1996        1997        1998
                                                     -----------   ---------   ---------   ---------
Actuarial present value of benefit obligations:
  Vested benefit obligation.......................      $513         $548        $591       $7,797
  Non-vested benefit obligation...................        23          117          86          304
                                                        ----         ----        ----       ------
  Accumulated benefit obligation..................       536          665         677        8,101
  Excess of projected benefit obligation over
     accumulated benefit obligation...............         0            0           0        1,653
                                                        ----         ----        ----       ------
  Projected benefit obligation....................       536          665         677        9,754
  Plan assets at fair value.......................       511          566         551        8,586
                                                        ----         ----        ----       ------
  Projected benefit obligation in excess of plan
     assets.......................................        25           99         126        1,168
  Unrecognized net gain (loss)....................       (61)         (45)        (44)         197
  Prior service cost not yet recognized in net
     periodic pension cost........................       (55)        (134)       (122)        (111)
  Unrecognized transition obligation..............        (9)          (8)         (7)          (6)
  Adjustment required to recognized minimum
     liability....................................       125          187         173          148
                                                        ----         ----        ----       ------
  Accrued pension liabilities.....................      $ 25         $ 99        $126       $1,396
                                                        ====         ====        ====       ======

     Significant assumptions used in determining the accumulated benefit obligations are:

                                                  OCTOBER 31,   MARCH 31,   MARCH 31,    MARCH 31,
                                                     1995         1996        1997          1998
                                                  -----------   ---------   ---------   ------------
Discount rate..................................      7.50%        7.50%       7.50%        7.50%
Expected long-term rate of return on assets....      7.75%        7.75%       7.75%     7.50 - 9.00%

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain facilities and equipment under operating leases expiring at various dates. Rent expense was $0.6 million and $3.1 million for the years ended March 31, 1997 and 1998, respectively. Most of the operating leases contain renewal options. Future minimum lease payments are as follows (in thousands):

FISCAL YEAR ENDING, MARCH 31
----------------------------
1999........................................................   $3,448
2000........................................................    3,360
2001........................................................    3,069
2002........................................................    2,487
2003 and thereafter.........................................    7,808

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

FUTURES CONTRACTS

     The Company utilizes futures contracts in conjunction with the purchase of certain metals. The Company uses these contracts to hedge its firm sales price to customers. Such sales commitments amounted to approximately $1.0 million, $0.6 million, $0.5 million and $0.3 million for the year ended October 31, 1995, the five months ended March 31, 1996 and the years ended March 31, 1997 and 1998, respectively. Gains and losses on futures contracts are included in cost of sales in the period of sale. Gains and losses on futures contracts to hedge excess supply of inventory are recorded as a component of inventory cost. Outstanding futures contracts at March 31, 1997 and 1998 were not significant.

NOTE 16 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial information for the Company's last eight fiscal quarters (in thousands, except per share amounts)

                                                                   QUARTER ENDED
                                                      ----------------------------------------
FISCAL 1997                                           JUNE 30   SEPT. 30   DEC. 31    MAR. 31
-----------                                           -------   --------   --------   --------
Net sales..........................................   $34,525   $ 30,846   $ 28,519   $ 47,940
Gross profit.......................................     2,826      1,530      1,448      5,603
Income (loss) from continuing operation............      (218)    (1,207)    (1,223)       541
Income from discontinued operations................       146        148         25        528
Net income (loss)..................................       (72)    (1,059)    (1,198)     1,069
Basic earnings (loss) per share:
  Continuing operations............................   $  (.02)  $   (.12)  $   (.12)  $    .05
  Discontinued operations..........................       .01        .01        .00        .05
  Net income (loss)................................      (.01)      (.11)      (.12)       .10
Diluted earnings (loss) per share:
  Continuing operations............................   $  (.02)  $   (.12)  $   (.12)  $    .05
  Discontinued operations..........................       .01        .01        .00        .04
  Net income (loss)................................      (.01)      (.11)      (.12)       .09

                                                                   QUARTER ENDED
                                                      ----------------------------------------
FISCAL 1998                                           JUNE 30   SEPT. 30   DEC. 31    MAR. 31
-----------                                           -------   --------   --------   --------
Net sales..........................................   $82,105   $127,254   $145,837   $214,839
Gross profit.......................................     7,374     11,264     12,532     20,971
Non-cash and non-recurring expense (income)(b).....     2,597     11,758     29,942       (749)
Income (loss) from continuing operations(a)(b).....    (1,218)    (7,041)   (34,064)       816
Income (loss) from discontinued operations.........       101        107        (42)        34
Net income (loss)(a)(b)............................    (1,117)    (6,934)   (34,106)       850
Basic earnings (loss) per share:
  Continuing operations(a)(b)......................   $  (.09)  $   (.43)  $  (1.57)  $    .03
  Discontinued operations..........................       .00        .01       (.00)       .00
  Net income (loss)(a)(b)..........................      (.09)      (.42)     (1.57)       .03
Diluted earnings (loss) per share:
  Continuing operations(a)(b)......................   $  (.09)  $   (.43)  $  (1.57)  $    .02
  Discontinued operations..........................       .00        .01       (.00)       .00
  Net income (loss)(a)(b)..........................      (.09)      (.42)     (1.57)       .02

---------------
(a) amounts include preferred stock dividends, accretion of preferred stock discount to redemption value and non-cash beneficial conversion feature of convertible preferred stock.

(b)As discussed in Notes 2 and 5, fiscal 1998 amounts have been restated to reflect a change in accounting for certain warrants issued in connection with a purchase business combination.

NOTE 17 -- SUBSEQUENT EVENTS

PURCHASE TRANSACTIONS

-- In April 1998, the Company, through its Cozzi subsidiary, acquired certain assets of Midwest Industrial Scrap, Inc., located in Chicago, Illinois.

-- In May 1998, the Company acquired substantially all of the assets of 138 Scrap, Inc. and Katrick, Inc., headquartered in Riverdale, Illinois.

NOTE 18 -- EVENTS (UNAUDITED) SUBSEQUENT TO DATE OF ACCOUNTANTS REPORT

PURCHASE TRANSACTIONS

- In June 1998, a wholly owned subsidiary of the Company acquired certain assets related to the scrap metal businesses of Goldin Industries, Inc., Goldin of Alabama, Inc., and Goldin of Louisiana, Inc.

- In June 1998, a wholly owned subsidiary of the Company merged with and into Newell Recycling of Denver, Inc. ("Newell Denver"). Newell Denver acquired substantially all of the assets of Newell Recycling of Utah, LLC.

- In July 1998 a wholly owned subsidiary of the Company acquired the common stock of Naporano Iron and Metal, Inc. and Nimco Shredding Co.

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