Form 10-Q/A
period 1998-06-30
METAL MANAGEMENT INC
filed 1999-05-05
CIK 795665

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

                               INTRODUCTORY NOTE

     This Form 10-Q/A amends and restates the Quarterly Report of Metal Management, Inc. (the "Company") as of June 30, 1998 and for the three months ended June 30, 1998 and June 30, 1997. The restatement is the result of a change in the method of accounting for warrants to purchase 1.4 million shares of Common Stock issued to the former shareholders of the general partner of Reserve Iron & Metal L.P. ("Reserve"), in connection with the acquisition of Reserve. The warrants were originally recorded as a component of purchase consideration for Reserve; however, it was subsequently determined that the provisions of EITF 95-8 "Accounting for Contingent Consideration paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination" required that they be accounted for as non-cash compensation expense. The provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," requires the warrants to be treated as variable instruments. Adjustments have been reflected in the attached financial statements of the Company to apply this change and accounting determination.

     The information included in Part II of this Quarterly Report on form 10-Q/A has not been amended and does not purport to update the disclosures made therein.

                                     INDEX

                                                                             PAGE
                                                                             ----
PART I: FINANCIAL INFORMATION
ITEM 1:        Financial Statements
               Condensed Consolidated Balance Sheets -- June 30, 1998
                 (unaudited) and March 31, 1998............................    1
               Condensed Consolidated Statements of Operations -- three
                 months ended June 30, 1998 and 1997 (unaudited)...........    2
               Condensed Consolidated Statements of Cash Flows -- three
                 months ended June 30, 1998 and 1997 (unaudited)...........    3
               Condensed Consolidated Statement of Stockholders' Equity --
                 three months ended June 30, 1998 (unaudited)..............    4
               Notes to Condensed Consolidated Financial Statements
                 (unaudited)...............................................    5
ITEM 2:        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................   14

PART II: OTHER INFORMATION
ITEM 1:        Legal Proceedings...........................................   21
ITEM 2:        Changes in Securities.......................................   21
ITEM 5:        Other Information...........................................   21
ITEM 6:        Exhibits and Reports on Form 8-K............................   21
               SIGNATURES..................................................   22
               Exhibit Index...............................................   23

PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,     MARCH 31,
                                                                 1998          1998
                                                               --------     ---------
                                                              (RESTATED)
                                                              (UNAUDITED)   (RESTATED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 12,244      $  4,464
  Accounts receivable, net..................................    117,238       122,404
  Inventories...............................................     66,068        61,942
  Prepaid expenses and other assets.........................      8,446         8,569
                                                               --------      --------
     Total current assets...................................    203,996       197,379
Property and equipment, net.................................    136,450       109,886
Goodwill and other intangibles, net.........................    205,524       181,311
Investments in joint ventures...............................      7,714         7,496
Other assets................................................      1,023         1,162
                                                               --------      --------
     Total assets...........................................   $554,707      $497,234
                                                               ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 63,177      $ 66,845
  Other accrued liabilities.................................     16,046        17,018
  Current portion of notes payable to related parties.......     11,580        10,830
  Current portion of long-term debt.........................        934         1,047
                                                               --------      --------
     Total current liabilities..............................     91,737        95,740
Long-term notes payable to related parties, less current
  portion...................................................     10,830        31,762
Long-term debt, less current portion........................    182,036       107,827
Deferred taxes..............................................     13,378        11,177
Other liabilities...........................................      2,111         2,339
                                                               --------      --------
     Total liabilities......................................    300,092       248,845
Stockholders' equity:
  Convertible preferred stock - Series A....................     12,147        13,981
  Convertible preferred stock - Series B....................     18,753        19,027
  Common stock..............................................        353           341
  Warrants..................................................     45,959        47,000
  Additional paid-in-capital and other......................    211,366       200,275
  Accumulated deficit.......................................    (33,963)      (32,235)
                                                               --------      --------
     Total stockholders' equity.............................    254,615       248,389
                                                               --------      --------
     Total liabilities and stockholders' equity.............   $554,707      $497,234
                                                               ========      ========

    The accompanying notes are an integral part of the financial statements

                             METAL MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 1998   JUNE 30, 1997
                                                              -------------   -------------
                                                               (RESTATED)      (RESTATED)
Net sales...................................................    $214,951         $82,105
Cost of sales...............................................     195,202          74,731
                                                                --------         -------
Gross profit................................................      19,749           7,374
Operating expenses:
  General and administrative................................      11,545           4,210
  Depreciation and amortization.............................       4,398           1,284
  Non-cash and non-recurring expense (income)...............        (786)          2,597
                                                                --------         -------
Total operating expenses....................................      15,157           8,091
                                                                --------         -------
Operating income (loss) from continuing operations..........       4,592            (717)
Income (loss) from joint ventures...........................        (160)            130
Interest expense............................................       4,933           1,520
Interest and other income, net..............................         569              95
                                                                --------         -------
Income (loss) from continuing operations before income taxes
  and extraordinary charge..................................          68          (2,012)
Provision (benefit) for income taxes........................         540            (794)
                                                                --------         -------
Loss from continuing operations before extraordinary
  charge....................................................        (472)         (1,218)
Discontinued operations:
  Gain on sale of discontinued operations, net of taxes.....          47             101
                                                                --------         -------
Loss before extraordinary charge............................        (425)         (1,117)
Extraordinary charge for early retirement of debt, net of
  taxes.....................................................         862               0
                                                                --------         -------
Net loss....................................................      (1,287)         (1,117)
Preferred stock dividends...................................         441               0
                                                                --------         -------
Net loss applicable to Common Stock.........................    $ (1,728)        $(1,117)
                                                                ========         =======
Basic earnings (loss) per common share for:
  Continuing operations applicable to Common Stock..........    $  (0.03)        $ (0.09)
  Gain on sale of discontinued operations...................        0.00            0.00
  Extraordinary charge......................................       (0.02)           0.00
                                                                --------         -------
  Net income (loss) applicable to Common Stock..............    $  (0.05)        $ (0.09)
                                                                ========         =======
Weighted average shares outstanding.........................      34,284          12,956
Diluted earnings (loss) per common share for:
  Continuing operations applicable to Common Stock..........    $  (0.03)        $ (0.09)
  Gain on sale of discontinued operations...................        0.00            0.00
  Extraordinary charge......................................       (0.02)           0.00
                                                                --------         -------
  Net income (loss) applicable to Common Stock..............    $  (0.05)        $ (0.09)
                                                                ========         =======
Weighted average diluted shares outstanding.................      34,284          12,956

    The accompanying notes are an integral part of the financial statements

                             METAL MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                                JUNE 30,        JUNE 30,
                                                                  1998            1997
                                                                --------        --------
                                                               (RESTATED)      (RESTATED)
CASH FLOWS FROM CONTINUING OPERATIONS:
Loss from continuing operations.............................    $    (472)       $(1,218)
Adjustments to reconcile loss from continuing operations to
  cash flows from continuing operations:
       Discontinued operations..............................           59            101
       Extraordinary charge on retirement of debt...........         (862)             0
       Depreciation and amortization........................        4,398          1,284
       Non-cash and non-recurring expense (income)..........       (1,718)         2,597
       Amortization of debt issuance costs..................          380              0
       Other................................................          930         (1,203)
Changes in assets and liabilities, net of effects of
  acquisitions:
       Accounts receivable, net.............................        6,784         (7,672)
       Inventories..........................................       (1,767)           218
       Accounts payable.....................................       (4,764)         2,651
       Other................................................       (3,220)        (3,067)
                                                                ---------        -------
Cash flows from continuing operations.......................         (252)        (6,309)
CASH FLOWS USED BY INVESTING ACTIVITIES:
  Purchases of property and equipment.......................       (4,751)          (952)
  Costs of operating leases buyout..........................       (9,777)             0
  Acquisitions, net of cash acquired........................      (17,458)        (6,288)
  Other.....................................................          118            325
                                                                ---------        -------
Net cash used by investing activities.......................      (31,868)        (6,915)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Net borrowings on lines-of-credit.........................            0          5,610
  Issuances of long-term debt...............................      556,581          2,923
  Repayments of long-term debt..............................     (506,645)       (10,844)
  Fees paid to issue long-term debt.........................       (9,230)             0
  Penalties paid on early retirement of debt................         (973)             0
  Issuances of Common Stock.................................          167         13,557
                                                                ---------        -------
Net cash provided by financing activities...................       39,900         11,246
                                                                ---------        -------
Net increase (decrease) in cash and cash equivalents........        7,780         (1,978)
Cash and cash equivalents at beginning of period............        4,464          5,768
                                                                ---------        -------
Cash and cash equivalents at end of period..................    $  12,244        $ 3,790
                                                                =========        =======
Supplemental cash flow information:
Interest paid...............................................    $   4,477        $ 1,652
Income taxes paid...........................................    $   2,302        $   790

    The accompanying notes are an integral part of the financial statements

                             METAL MANAGEMENT, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (UNAUDITED, IN THOUSANDS, EXCEPT SHARES)

                                                       COMMON STOCK
                                PREFERRED STOCK     -------------------              ADDITIONAL
                              -------------------   NUMBER OF                         PAID-IN-    ACCUMULATED
                              SERIES A   SERIES B     SHARES     AMOUNT   WARRANTS    CAPITAL       DEFICIT      TOTAL
                              --------   --------   ---------    ------   --------   ----------   -----------    -----
BALANCE AT MARCH 31, 1998
  (RESTATED)................  $13,981    $19,027    34,080,830    $341    $47,000     $200,275     $(32,235)    $248,389
Conversion of preferred
  stock.....................   (1,834)      (274)      254,025       2          0        2,472            0          366
Equity issued for
  acquisitions..............        0          0       902,634       9        699        8,571            0        9,279
Preferred stock dividends...        0          0             0       0          0            0         (441)        (441)
Warrants issued to
  employees.................        0          0             0       0     (1,718)           0            0       (1,718)
Other.......................        0          0        53,935       1        (22)          48            0           27
Net loss....................        0          0             0       0          0            0       (1,287)      (1,287)
                              -------    -------    ----------    ----    -------     --------     --------     --------
BALANCE AT JUNE 30, 1998
  (RESTATED)................  $12,147    $18,753    35,291,424    $353    $45,959     $211,366     $(33,963)    $254,615
                              =======    =======    ==========    ====    =======     ========     ========     ========

    The accompanying notes are an integral part of the financial statements

                             METAL MANAGEMENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited consolidated condensed financial statements include the accounts of Metal Management, Inc. and its subsidiaries (herein referred to as "MTLM" or the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended March 31, 1998.

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

     The financial statements as of June 30, 1998 and March 31, 1998 and for the three months ended June 30, 1998 and 1997 have been restated to reflect a change in accounting for 1,400,000 warrants issued on May 1, 1997 in connection with the Company's acquisition of Reserve Iron & Metal L.P. ("Reserve"). The warrants were previously reported as a component of the purchase price of Reserve and the financial statements have been restated to reflect the warrants as non-cash warrant compensation expense or income.

     The restatement results in a reduction in the purchase price of Reserve totaling $8.1 million and a reduction in recorded goodwill at June 30, 1998 of $5.2 million. The effect of the restatement also causes a decrease in non-cash and non-recurring expenses of $1.7 million for the three months ended June 30, 1998 and an increase in non-cash and non-recurring expense of $2.6 million for the three months ended June 30, 1997. The after-tax effects of these adjustments was to decrease net loss by $0.7 million for the three months ended June 30, 1998 and to increase net loss by $1.5 million for the three months ended June 30, 1997.

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

     The following table presents the impact of the restatement on previously reported results for the quarters ended June 30, 1998 and June 30, 1997 (in thousands, except per share data):

                                                              QUARTER ENDED       QUARTER ENDED
                                                              JUNE 30, 1998       JUNE 30, 1997
                                                              -------------       -------------
Non-cash and non-recurring expense (income):
  As previously reported....................................     $   932             $    --
  As restated...............................................     $  (786)            $ 2,597
Income (loss) from continuing operations applicable to
  Common Stock and before extraordinary charge:
  As previously reported....................................     $(1,152)            $   286
  As restated...............................................     $  (913)            $(1,218)
Net income (loss) applicable to Common Stock:
  As previously reported....................................     $(2,408)            $   387
  As restated...............................................     $(1,728)            $(1,117)
Basic earnings (loss) per share:
  Income (loss) from continuing operations applicable to
     Common Stock and before extraordinary charge:
     As previously reported.................................     $ (0.05)            $  0.02
     As restated............................................     $ (0.03)            $ (0.09)
  Net income (loss) applicable to Common Stock:
     As previously reported.................................     $ (0.07)            $  0.03
     As restated............................................     $ (0.05)            $ (0.09)
Diluted earnings (loss) per share:
  Income (loss) from continuing operations applicable to
     Common Stock and before extraordinary charge:
     As previously reported.................................     $ (0.05)            $  0.02
     As restated............................................     $ (0.03)            $ (0.09)
  Net income (loss) applicable to Common Stock:
     As previously reported.................................     $ (0.07)            $  0.03
     As restated............................................     $ (0.05)            $ (0.09)

NOTE 2 -- NON-CASH AND NON-RECURRING EXPENSE (INCOME)

     During the three months ended June 30, 1998 and 1997, the Company recorded the following non-cash and non-recurring pre-tax (income) expense (in thousands):

                                                               1998          1997
                                                               ----          ----
Non-cash warrant compensation expense (income)..............  $(1,718)      $2,597
Merger expenses.............................................      932           --
                                                              -------       ------
                                                              $  (786)      $2,597
                                                              =======       ======

     On May 1, 1997, the Company issued warrants to purchase 1,400,000 shares of Common Stock to the former shareholders of the general partner of Reserve. The warrants have initial exercise prices of $3.50 or $4.00 per share, subject to a $0.50 per share increase in the event that the Company's stock price exceeds $10.00 per share on the date of exercise. The warrants have terms that range from 30 to 60 months. The warrants vest over 6 month, 12 month, 18 month and 24 month intervals for each group of 350,000 warrants,

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

respectively, beginning on May 1, 1997. Upon termination of employment, any unvested warrants are forfeited by the holders.

     The warrants were initially recorded as a component of the purchase consideration for Reserve; however, it was subsequently determined that the provisions of EITF 95-8 "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination" require that they be accounted for as non-cash compensation expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employers." Non-cash warrant compensation expense is calculated for exercised and non-exercised warrants at each reporting period based on the vesting provisions of the warrants and the difference between the fair market value of the Company's Common Stock and the warrant exercise price. Non-cash compensation expense under this calculation method is adjusted at each reporting period for vested warrants not exercised and accordingly will result in reversals of previously reported non-cash warrant compensation expense upon a decrease in the fair market value of the Company's Common Stock.

     In connection with the Bluestone merger (see Note 3 -- Mergers and Acquisitions), the Company recognized merger expenses of approximately $932,000 during the quarter. Merger expenses consisted primarily of professional fees and expenses for accountants, attorneys, and investment bankers as well as other related charges.

NOTE 3 -- MERGERS AND ACQUISITIONS

  Mergers accounted as Pooling-of-Interests

     On May 28, 1998, the Company merged with R&P Holdings, Inc. ("Bluestone") through a tax-free stock-for-stock exchange. The Company issued 1,034,826 shares of common stock, par value $.01 per share ("Common Stock") in exchange for all the outstanding common stock of Bluestone. The merger is accounted for as a pooling-of-interests under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." All financial data of the Company, including the Company's previously issued financial statements presented in this Form 10-Q/A, have been restated to include the historical financial information of Bluestone in accordance with generally accepted accounting principles and pursuant to Regulation S-X. Certain reclassifications were made to Bluestone financial statements to conform to the Company's presentation.

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

     The following table presents net sales and net income (loss) applicable to Common Stock for the three months ended June 30. The only conforming accounting adjustment changes Bluestone inventory valuation methodology from a LIFO basis to a FIFO basis (in thousands):

                                                              1998      1997
                                                              ----      ----
NET SALES:
  The Company -- historical...............................  $204,418   $54,435
  Bluestone...............................................    10,533    27,670
                                                            --------   -------
  Combined................................................  $214,951   $82,105
                                                            ========   =======
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK:
  The Company -- historical...............................  $   (587)  $(1,283)
  Bluestone...............................................      (326)      187
  Conforming accounting adjustments, net of tax...........         0      (122)
                                                            --------   -------
  Loss from continuing operations.........................      (913)   (1,218)
  Income from discontinued operations.....................        47       101
  Extraordinary charge on early retirement of debt........      (862)        0
                                                            --------   -------
  Combined net loss applicable to Common Stock............  $ (1,728)  $(1,117)
                                                            ========   =======

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

     The purchase consideration for the above acquisitions was as follows (in thousands):

Shares of restricted Common Stock issued....................      903
Warrants issued to purchase Common Stock....................      150
Cash paid, including transaction costs......................  $17,749
Value of Common Stock issued................................    8,580
Value of warrants issued....................................      699
Promissory notes issued.....................................      750
                                                              -------
Total purchase consideration................................  $27,778
                                                              =======

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

     The allocation of purchase consideration was as follows at June 30 (in thousands):

                                                             1998       1997
                                                             ----       ----
Fair value of tangible assets acquired....................  $18,852   $111,954
Goodwill..................................................   16,149     48,013
Identifiable intangibles..................................        0      1,834
Liabilities assumed.......................................   (7,428)   (92,771)
Stock and warrants issued.................................   (9,279)   (24,445)
Promissory notes and other consideration issued...........     (750)   (38,089)
                                                            -------   --------
Cash paid.................................................   17,544      6,496
  Less: cash acquired.....................................      (90)      (208)
                                                            -------   --------
Net cash paid for acquisitions............................  $17,454   $  6,288
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

     - In July 1998, the Company through its Cozzi subsidiary, acquired certain assets of Midwest Metallics, L.P., located in Chicago, Illinois.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, Reserve, the Isaac Corporation and Ferrex Trading Corporation (collectively, "Isaac"), Proler Southwest, Inc. and Proler Steelworks, L.L.C. (collectively, "Proler"), Cozzi, Aerospace Metals, Inc. ("Aerospace"), and Naporano as if these acquisitions had occurred on April 1, 1997, and a summary consolidated balance sheet of the Company and Naporano as if the acquisition of Naporano occurred on June 30, 1998. The Reserve, Isaac, Proler, Cozzi and Aerospace acquisitions were completed by the Company during fiscal 1998. The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets acquired, additional amortization expense as a result of goodwill and interest expense related to cash portions of purchase consideration and assumed debt. The pro forma statement of operations includes non-cash and non-recurring expenses of $2.2 million for the three months ended June 30, 1998 and $43.5 million for the twelve months ended March 31, 1998. The pro forma statement of operations for the twelve months ended March 31, 1998 also includes a charge for a $5.6 million non-cash dividend on the beneficial

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

conversion feature of Convertible Preferred Stock. The pro forma results do not purport to be indicative of the financial position which actually would have resulted had the acquisitions been in effect on April 1, 1997 (in thousands, except per share data).

                                                             THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                                               JUNE 30, 1998         MARCH 31, 1998
                                                             ------------------    -------------------
                                                                (UNAUDITED)            (UNAUDITED)
PRO FORMA STATEMENT OF OPERATIONS:
Net sales..................................................       $255,107             $1,020,030
Net loss from continuing operations applicable to Common
  Stock....................................................       $ (3,204)            $  (42,649)
Basic and diluted net loss from continuing operations
  applicable to Common Stock...............................       $  (0.08)            $    (1.17)

             PRO FORMA CONSOLIDATED BALANCE SHEET AT JUNE 30, 1998

                                ASSETS:
Current assets..............................................    $217,565
Long-term assets............................................     432,086
                                                                --------
     Total assets...........................................    $649,651
                                                                ========
                        LIABILITIES AND EQUITY:
Current liabilities.........................................    $100,268
Long-term liabilities.......................................     275,082
                                                                --------
     Total liabilities......................................     375,350
Convertible preferred stock.................................      30,900
Common Stockholders' Equity.................................     243,401
                                                                --------
Total liabilities and equity................................    $649,651
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

NOTE 7 -- LOSS PER COMMON SHARE

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

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                               1998       1997
                                                               ----       ----
INCOME (NUMERATOR):
Loss from continuing operations before extraordinary
  charge...................................................  $  (472)   $(1,218)
Dividends on convertible preferred stock...................      441          0
                                                             -------    -------
Net loss applicable to Common Stock........................  $  (913)   $(1,218)
                                                             =======    =======
SHARES (DENOMINATOR):
Weighted average number of shares outstanding during the
  period...................................................   34,284     12,956
Incremental common shares attributable to dilutive stock
  options and warrants.....................................        0          0
                                                             -------    -------
Diluted number of shares outstanding during the period.....   34,284     12,956
                                                             =======    =======
Basic loss per share applicable to Common Stock............  $ (0.03)   $ (0.09)
                                                             =======    =======
Diluted loss per share applicable to Common Stock..........  $ (0.03)   $ (0.09)
                                                             =======    =======

     Due to the loss applicable to Common Stock for the three months ended June 30, 1998 and June 30, 1997, the effect of dilutive stock options and warrants were not included as their effect would have been anti-dilutive. However, if the Company would have reported net earnings, the incremental shares attributable to dilutive stock options and warrants would have been approximately 2,982,000 at June 30, 1998 and 1,977,000 at June 30, 1997. Also, the potentially dilutive effect of the Company's convertible preferred stock were not used in the diluted earnings per share calculation as its effect was anti-dilutive.

NOTE 8 -- RECENTLY ISSUED ACCOUNTING STANDARDS

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

     This Form 10-Q/A includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q/A which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. These factors are set forth under the caption "Investment Considerations" appearing in the Company's annual report on Form 10-K and in the Form 10-K/A for the year ended March 31, 1998, as the same may be amended from time to time. Some of the factors which could affect the Company's performance include, among other things: the effects of leverage on the Company, immediate and future capital requirements, risk of dilution to existing shareholders, potential inability to control growth or to successfully integrate acquired businesses, limited operating history, cyclicality of the metals recycling industry, potential inability to complete pending acquisitions, commodity price fluctuations, compliance with environmental, health and safety and other regulatory requirements applicable to the Company, potential environmental liability, risk of deterioration in relations with labor unions, control by principal stockholders and dependence on key management, dependence on suppliers of scrap metals, concentration of customer risk, competition in the scrap metals industry, availability of scrap alternatives, stock market volatility and year 2000 compliance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under
Item 1. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K/A for the year ended March 31, 1998.

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

RESULTS OF OPERATIONS

     On May 28, 1998, the Company merged with Bluestone through a tax-free stock-for-stock exchange. The merger is accounted for as a pooling-of-interests under APB Opinion No. 16, "Business Combinations." All information set forth below includes the historical information of Bluestone.

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

     Non-cash and non-recurring expense (income) includes merger expenses in connection with the Company's merger with Bluestone and non-cash warrant compensation expense (income) related to certain warrants issued in connection with the acquisition of Reserve Iron & Metal. These warrants have been treated for financial reporting purposes as compensation expense and are classified as variable instruments under APB Opinion No. 25, "Accounting for Stock Issued to Employees."

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

     During the three months ended June 30, 1998 and 1997, the Company recorded the following pre-tax non-cash and non-recurring (income) expense (in thousands):

                                                                 1998       1997
                                                                 ----       ----
Non-cash warrant compensation expense (income)..............    $(1,718)   $2,597
Merger expenses.............................................        932         0
                                                                -------    ------
                                                                $  (786)   $2,597
                                                                =======    ======

     See further discussion at Note 2 of the condensed consolidated financial statements.

     Interest expense was $4.9 million (2.3% of consolidated net sales) for the three months ended June 30, 1998, versus $1.5 million (1.9% of consolidated net sales) for the three months ended June 30, 1997. The increase is primarily due to the issuance of the Senior Subordinated Notes and additional borrowings made by the Company from the Senior Credit Facility to fund acquisitions.

     Loss from continuing operations, after preferred stock dividends, was $0.9 million ($0.03 per share) for the three months ended June 30, 1998 compared to a loss of $1.2 million ($0.09 per share) for the three months ended June 30, 1997. The decline in loss from continuing operations for the three months ended June 30, 1998 is primarily attributable to the recognition of non-cash warrant compensation income of $1.7 million ($1.0 million net of income taxes). Loss from continuing operations, excluding the non-cash and non-recurring income, was $1.1 million ($.03 per share) for the three months ended June 30, 1998 compared to income of $0.3 million ($.02 per share) for the three months ended June 30, 1997. The increased loss without consideration of non-cash warrant compensation income was primarily due to declining prices and market conditions for scrap metals during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

     Income tax expense for the quarter ended June 30, 1998 was $0.5 million, which yields an effective tax rate of 794%. The effective tax rate differs from the statutory rate primarily due to the permanent differences represented by non-deductible goodwill amortization, non-deductible merger expenses and the reductions of previously recorded tax benefits relating to non-cash warrant compensation that resulted from a decline in the Company's stock price from March 31, 1998.

     During the three months ended June 30, 1998, the Company recognized an extraordinary charge of $0.9 million, net of taxes, related to the early retirement of debt and other costs incurred in connection with the closing of the Senior Credit Facility. See Note 5 of the condensed consolidated financial statements.

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

                                          METAL MANAGEMENT, INC.

                                          By:   /s/ T. BENJAMIN JENNINGS

                                            ------------------------------------
                                            T. Benjamin Jennings
                                            Director, Chairman of the Board
                                            and Chief Executive Officer

                                          By:      /s/ ALBERT A. COZZI

                                            ------------------------------------
                                            Albert A. Cozzi
                                            Director, President and
                                            Chief Operating Officer

                                          By:      /s/ ROBERT C. LARRY

                                            ------------------------------------
                                            Robert C. Larry
                                            Executive Vice President of Finance,
                                              Treasurer,
                                            Chief Financial Officer and
                                              Assistant Secretary

                                          Date: May 4, 1999

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

         NUMBER AND DESCRIPTION OF EXHIBIT
         ---------------------------------
 4.11    Third Supplemental Indenture, dated as of June 24, 1998,
         executed by Newell Recycling West, Inc., amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle National Bank, as Trustee (incorporated by
         reference to Exhibit 4.14 of the Company's registration
         statement on Form S-4 filed July 10, 1998).
 4.12    Fourth Supplemental Indenture, dated as of July 1, 1998,
         executed by Naporano Iron & Metal Co. and NIMCO Shredding
         Co., amending Indenture, dated as of May 13, 1998, among the
         Company, the Guarantors and LaSalle National Bank, as
         Trustee (incorporated by reference to Exhibit 4.15 of the
         Company's registration statement on Form S-4 filed July 10,
         1998).
 4.13    Fifth Supplemental Indenture, dated as of July 1, 1998,
         executed by Michael Schiavone & Sons, Inc. and Torrington
         Scrap Company, amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 4.16 of the
         Company's registration statement on Form S-4 filed July 10,
         1998).
 4.14    Exchange and Registration Rights Agreement, dated as of May
         13, 1998, by and among the Company, the Guarantors, Goldman,
         Sachs & Co., BT Alex. Brown Incorporated and Salomon
         Brothers Inc (incorporated by reference to Exhibit 10.3 of the Company's report on Form 8-K dated May 13, 1998).
 4.15    Registration Rights Agreement, dated as of July 1, 1998, by and among the Company, McDonald & Company Securities, Joseph
         F. Naporano and Andrew J. Naporano, Jr. (incorporated by
         reference to Exhibit 10.1 of the Company's report on Form
         8-K dated July 1, 1998).
 4.16    Declaration of Registration Rights, dated March 17, 1998, by the Company for the benefit of Ian Albert, Betty Albert,
         Eric Albert, Brian Albert, Lisa Albert and Alan Shumway
         (incorporated by reference to Exhibit 4.15 of the Company's registration statement on Form S-3 filed July 7, 1998).
 4.17    Registration Rights Agreement, dated April 29, 1998, by and between the Company and 138 Scrap, Inc. and Katrick, Inc.
         (incorporated by reference to Exhibit 4.16 of the Company's registration statement on Form S-3 filed July 7, 1998).
 4.18    Registration Rights Agreement, dated June 24, 1998, by and between the Company and G. Robert Triesch, III (incorporated by reference to Exhibit 4.17 of the Company's registration statement on Form S-3 filed July 7, 1998).
10.1     Credit Agreement, dated March 31, 1998, by and among the
         Company and its subsidiaries named therein and BT Commercial
         Corporation (incorporated by reference to Exhibit 10.1 of
         the Company's report on Form 8-K dated March 31, 1998).
10.2     Amendment No. 1 to Credit Agreement, dated as of June 12,
         1998, by and among the Company and its subsidiaries named
         therein and BT Commercial Corporation (incorporated by
         reference to Exhibit 10.28 of the Company's Annual Report on
         Form 10-K for the year ended March 31, 1998).
10.3     Amendment No. 2 to Credit Agreement, dated as of June 19,
         1998, by and among the Company and its subsidiaries named
         therein and BT Commercial Corporation (incorporated by
         reference to Exhibit 10.29 of the Company's Annual Report on
         Form 10-K for the year ended March 31, 1998).
10.4     Purchase Agreement, dated May 8, 1998, among the Company,
         the Guarantors, Goldman, Sachs & Co., BT Alex. Brown
         Incorporated and Salomon Brothers Inc (incorporated by
         reference to Exhibit 10.1 of the Company's report on Form
         8-K dated May 13, 1998).
27.1*    Financial Data Schedule.

-------------------------
* Included herein.