Form 10-Q/A
period 1998-09-30
METAL MANAGEMENT INC
filed 1999-05-05
CIK 795665

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

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

================================================================================

                               INTRODUCTORY NOTE

     This Form 10-Q/A amends and restates the Quarterly Report of Metal Management, Inc. (the "Company") as of September 30, 1998 and for the three and six months ended September 30, 1998 and September 30, 1997. The restatement is the result of a change in the method of accounting for warrants to purchase 1.4 million shares of Common Stock issued to the former shareholders of the general partner of Reserve Iron & Metal L.P. ("Reserve"), in connection with the acquisition of Reserve. The warrants were originally recorded as a component of purchase consideration for Reserve; however, it was subsequently determined that the provisions of EITF 95-8 "Accounting for Contingent Consideration paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination" required that they be accounted for as non-cash compensation expense. The provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," require the warrants to be treated as variable instruments. Adjustments have been reflected in the attached financial statements of the Company to apply this change and accounting determination.

     The information included in Part II of this Quarterly Report on Form 10-Q/A has not been amended and does not purport to update the disclosure made therein.

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I:   FINANCIAL INFORMATION
ITEM 1:   Financial Statements
          Condensed Consolidated Balance Sheets -- September 30, 1998
            (unaudited) and March 31, 1998............................      1
          Condensed Consolidated Statements of Operations -- three
            months and six months ended September 30, 1998 and 1997
            (unaudited)...............................................      2
          Condensed Consolidated Statements of Cash Flows -- six
            months ended September 30, 1998 and 1997 (unaudited)......      3
          Condensed Consolidated Statement of Stockholders'
            Equity -- six months ended September 30, 1998
            (unaudited)...............................................      4
          Notes to Condensed Consolidated Financial Statements
            (unaudited)...............................................      5
ITEM 2:   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     14
PART II:  OTHER INFORMATION
ITEM 1:   Legal Proceedings...........................................     23
ITEM 2:   Changes in Securities.......................................     23
ITEM 5:   Other Information...........................................     24
ITEM 6:   Exhibits and Reports on Form 8-K............................     24
          SIGNATURES..................................................     25
          Exhibit Index...............................................     26

                         PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                SEPTEMBER 30, 1998    MARCH 31, 1998
                                                                ------------------    --------------
                                                                   (UNAUDITED)          (RESTATED)
                                                                    (RESTATED)
ASSETS
Current assets:
  Cash and cash equivalents.................................         $  3,610            $  4,464
  Accounts receivable, net..................................          124,378             122,404
  Inventories...............................................           82,644              61,942
  Prepaid expenses and other assets.........................            8,609               8,569
                                                                     --------            --------
     Total current assets...................................          219,241             197,379
Property and equipment, net.................................          182,387             109,886
Goodwill, net...............................................          300,547             176,027
Deferred financing costs and other intangibles, net.........           13,383               5,284
Investments in joint ventures...............................            8,255               7,496
Other assets................................................              967               1,162
                                                                     --------            --------
     Total assets...........................................         $724,780            $497,234
                                                                     ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................         $ 70,681            $ 66,845
  Other accrued liabilities.................................           27,023              17,018
  Current portion of notes payable to related parties.......           11,580              10,830
  Current portion of long-term debt.........................            1,413               1,047
                                                                     --------            --------
     Total current liabilities..............................          110,697              95,740
Long-term notes payable to related parties, less current
  portion...................................................           10,830              31,762
Long-term debt, less current portion........................          323,616             107,827
Deferred taxes..............................................            7,951              11,177
Other liabilities...........................................            2,306               2,339
                                                                     --------            --------
     Total liabilities......................................          455,400             248,845
Stockholders' equity:
  Convertible preferred stock -- Series A...................           10,806              13,981
  Convertible preferred stock -- Series B...................           18,679              19,027
  Common stock..............................................              396                 341
  Warrants..................................................           40,618              47,000
  Additional paid-in-capital and other......................          247,473             200,275
  Accumulated deficit.......................................          (48,592)            (32,235)
                                                                     --------            --------
     Total stockholders' equity.............................          269,380             248,389
                                                                     --------            --------
     Total liabilities and stockholders' equity.............         $724,780            $497,234
                                                                     ========            ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    -----------------------------    -----------------------------
                                                    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                        1998            1997             1998            1997
                                                    -------------   -------------    -------------   -------------
                                                     (RESTATED)      (RESTATED)       (RESTATED)      (RESTATED)
Net sales.........................................    $217,256        $127,254         $432,207        $209,359
Cost of sales.....................................     207,369         115,990          402,571         190,721
                                                      --------        --------         --------        --------
Gross profit......................................       9,887          11,264           29,636          18,638
Operating expenses:
  General and administrative......................      16,092           6,114           27,637          10,324
  Depreciation and amortization...................       6,252           2,420           10,650           3,704
  Non-cash and non-recurring expense (income).....      (2,575)         11,758           (3,361)         14,355
                                                      --------        --------         --------        --------
         Total operating expenses.................      19,769          20,292           34,926          28,383
                                                      --------        --------         --------        --------
Operating loss from continuing operations.........      (9,882)         (9,028)          (5,290)         (9,745)
Income (loss) from joint ventures.................        (771)             59             (931)            189
Interest expense..................................       8,658           2,585           13,591           4,105
Interest and other income, net....................         747             390            1,316             485
                                                      --------        --------         --------        --------
Loss from continuing operations before income
  taxes and extraordinary charge..................     (18,564)        (11,164)         (18,496)        (13,176)
Benefit for income taxes..........................      (4,323)         (4,495)          (3,783)         (5,289)
                                                      --------        --------         --------        --------
Loss from continuing operations before
  extraordinary charge............................     (14,241)         (6,669)         (14,713)         (7,887)
Discontinued operations:
  Gain on sale of discontinued operations, net of
    taxes.........................................          27             107               74             208
                                                      --------        --------         --------        --------
Loss before extraordinary charge..................     (14,214)         (6,562)         (14,639)         (7,679)
Extraordinary charge for early retirement of debt,
  net of taxes....................................           0               0              862               0
                                                      --------        --------         --------        --------
Net loss..........................................     (14,214)         (6,562)         (15,501)         (7,679)
Accretion of preferred stock to redemption
  value...........................................           0              57                0              57
Preferred stock dividends.........................         415             315              856             315
                                                      --------        --------         --------        --------
Net loss applicable to Common Stock...............    $(14,629)       $ (6,934)        $(16,357)       $ (8,051)
                                                      ========        ========         ========        ========
Basic earnings (loss) per common share for:
  Continuing operations applicable to Common
    Stock.........................................    $  (0.38)       $  (0.43)        $  (0.43)       $  (0.56)
  Gain on sale of discontinued operations.........    $   0.00        $   0.01         $   0.00        $   0.01
  Extraordinary charge............................    $   0.00        $   0.00         $  (0.02)       $   0.00
                                                      --------        --------         --------        --------
  Net loss applicable to Common Stock.............    $  (0.38)       $  (0.42)        $  (0.45)       $  (0.55)
                                                      ========        ========         ========        ========
Weighted average shares outstanding...............      38,991          16,501           36,647          14,738
Diluted earnings (loss) per share for:
  Continuing operations applicable to Common
    Stock.........................................    $  (0.38)       $  (0.43)        $  (0.43)       $  (0.56)
  Gain on sale of discontinued operations.........    $   0.00        $   0.01         $   0.00        $   0.01
  Extraordinary charge............................    $   0.00        $   0.00         $  (0.02)       $   0.00
                                                      --------        --------         --------        --------
  Net loss applicable to Common Stock.............    $  (0.38)       $  (0.42)        $  (0.45)       $  (0.55)
                                                      ========        ========         ========        ========
Weighted average diluted shares outstanding.......      38,991          16,501           36,647          14,738

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                ------------------------------
                                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                                    1998             1997
                                                                -------------    -------------
                                                                 (RESTATED)       (RESTATED)
CASH FLOWS FROM CONTINUING OPERATIONS:
Loss from continuing operations.............................      $ (14,713)       $ (7,887)
Adjustments to reconcile loss from continuing operations to
  cash flows from continuing operations:
  Discontinued operations...................................            135             208
  Extraordinary charge on retirement of debt................           (862)              0
  Depreciation and amortization.............................         10,650           3,704
  Deferred taxes............................................         (2,908)         (6,080)
  Non-cash and non-recurring expense (income)...............         (6,775)         14,355
  Amortization of debt issuance costs.......................            935               0
  Other.....................................................           (681)           (302)
Changes in assets and liabilities, net of effects of
  acquisitions:
  Accounts receivable, net..................................         27,553             783
  Inventories...............................................          2,392          11,966
  Accounts payable..........................................         (1,904)        (16,489)
  Other.....................................................          6,915          (3,002)
                                                                  ---------        --------
Cash flows from continuing operations.......................         20,737          (2,744)
CASH FLOWS USED BY INVESTING ACTIVITIES:
  Purchases of property and equipment.......................        (11,281)         (1,809)
  Costs of operating lease buyouts..........................        (10,623)              0
  Acquisitions, net of cash acquired........................       (182,631)        (14,092)
  Other.....................................................          3,412             602
                                                                  ---------        --------
Net cash used by investing activities.......................       (201,123)        (15,299)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Net borrowings on lines-of-credit.........................              0           1,318
  Issuances of long-term debt...............................        975,547           1,774
  Repayments of long-term debt..............................       (785,124)        (18,073)
  Fees paid to issue long-term debt.........................        (10,715)              0
  Penalties paid on early retirement of debt................           (973)              0
  Issuances of convertible preferred stock..................              0          23,950
  Issuances of Common Stock.................................            797          15,294
                                                                  ---------        --------
Net cash provided by financing activities...................        179,532          24,263
                                                                  ---------        --------
Net increase (decrease) in cash and cash equivalents........           (854)          6,220
Cash and cash equivalents at beginning of period............          4,464           5,768
                                                                  ---------        --------
Cash and cash equivalents at end of period..................      $   3,610        $ 11,988
                                                                  =========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................      $   5,889        $  3,266
Income taxes paid...........................................      $   1,449        $    842

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (UNAUDITED, IN THOUSANDS, EXCEPT SHARES)

                                                          COMMON STOCK
                                   PREFERRED STOCK     -------------------              ADDITIONAL
                                 -------------------   NUMBER OF                         PAID-IN-    ACCUMULATED
                                 SERIES A   SERIES B     SHARES     AMOUNT   WARRANTS    CAPITAL       DEFICIT      TOTAL
                                 --------   --------   ---------    ------   --------   ----------   -----------    -----
BALANCE AT MARCH 31, 1998
  (RESTATED)...................  $13,981    $19,027    34,080,830    $341    $47,000     $200,275     $(32,235)    $248,389
Conversion of preferred
  stock........................   (3,175)      (348)      869,332       8          0        4,514            0          999
Equity issued for
  acquisitions.................        0          0     4,492,851      45        699       41,718            0       42,462
Preferred stock dividends......        0          0             0       0          0            0         (856)        (856)
Exercise of options/warrants...        0          0       186,741       2       (306)         987            0          683
Warrants issued to employees...        0          0             0       0     (6,775)           0            0       (6,775)
Other..........................        0          0        18,294       0          0          (21)           0          (21)
Net loss.......................        0          0             0       0          0            0      (15,501)     (15,501)
                                 -------    -------    ----------    ----    -------     --------     --------     --------
BALANCE AT SEPTEMBER 30, 1998
  (RESTATED)...................  $10,806    $18,679    39,648,048    $396    $40,618     $247,473     $(48,592)    $269,380
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

     The financial statements as of September 30, 1998 and March 31, 1998 and for the three and six months ended September 30, 1998 and 1997 have been restated to reflect a change in accounting for 1,400,000 warrants issued on May 1, 1997 in connection with the Company's acquisition of Reserve Iron & Metal L.P. ("Reserve"). The warrants were previously reported as a component of the purchase price of Reserve and the financial statements have been restated to reflect the warrants as non-cash warrant compensation expense or income.

     The restatement results in a reduction in the purchase price of Reserve totaling $8.1 million and a reduction in recorded goodwill at September 30, 1998 of $5.2 million. The effect of the restatement also causes a decrease in non-cash and non-recurring expenses of $5.1 million and $6.8 million for the three and six months ended September 30, 1998, respectively, and an increase in non-cash and non-recurring expenses of $11.8 million and $14.4 million for the three and six months ended September 30, 1997, respectively. The after-tax effects of these adjustments was to decrease net loss by $2.9 million and $3.6 million for the three and six months ended September 30, 1998, respectively, and to increase net loss by $6.9 million and $8.4 million for the three and six months ended September 30, 1997, respectively.

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

     The following table presents the impact of the restatement on previously reported results for the three and six months ended September 30, 1998 (in thousands, except per share amounts):

                                         QUARTER ENDED        QUARTER ENDED       SIX MONTHS ENDED     SIX MONTHS ENDED
                                       SEPTEMBER 30, 1998   SEPTEMBER 30, 1997   SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
                                       ------------------   ------------------   ------------------   ------------------
Non-cash and non-recurring expense
  (income):
  As previously reported.............       $  2,482             $     0              $  3,414             $     0
  As restated........................       $ (2,575)            $11,758              $ (3,361)            $14,335
Income (loss) from continuing
  operations applicable to Common
  Stock before extraordinary charges:
  As previously reported.............       $(17,536)            $  (143)             $(19,129)            $   143
  As restated........................       $(14,656)            $(7,041)             $(15,569)            $(8,259)
Net income (loss) applicable to
  Common Stock:
  As previously reported.............       $(17,509)            $   (36)             $(19,917)            $   351
  As restated........................       $(14,629)            $(6,934)             $(16,357)            $(8,051)
Basic earnings (loss) per share:
  Income (loss) from continuing
    operations applicable to Common
    Stock:
    As previously reported...........       $  (0.45)            $ (0.01)             $  (0.52)            $  0.01
    As restated......................       $  (0.38)            $ (0.43)             $  (0.43)            $ (0.56)
  Net income (loss) applicable to
    Common Stock:
    As previously reported...........       $  (0.45)            $ (0.00)             $  (0.54)            $  0.02
    As restated......................       $  (0.38)            $ (0.42)             $  (0.45)            $ (0.55)
Diluted earnings (loss) per share:
  Income (loss) from continuing
    operations applicable to Common
    Stock:
    As previously reported...........       $  (0.45)            $ (0.01)             $  (0.52)            $  0.01
    As restated......................       $  (0.38)            $ (0.43)             $  (0.43)            $ (0.56)
  Net income (loss) applicable to
    Common Stock:
    As previously reported...........       $  (0.45)            $ (0.00)             $  (0.54)            $  0.02
    As restated......................       $  (0.38)            $ (0.42)             $  (0.45)            $ (0.55)

NOTE 2 -- MERGERS AND ACQUISITIONS

Mergers accounted for as Pooling-of-Interests

     On May 28, 1998, a subsidiary of the Company merged with R&P Holdings, Inc., the parent of Charles Bluestone Company and R&P Real Estate, Inc. (hereinafter, "Bluestone") through a tax-free stock-for-stock exchange. In connection with the merger, the Company issued 1,034,826 shares of common stock, par value $.01 per share ("Common Stock") in exchange for all the outstanding common stock of Bluestone. The merger is accounted for as a pooling-of-interests under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." All financial data of the Company, including the Company's previously issued financial statements presented in this Form 10-Q/A, have been restated to include the historical financial information of Bluestone. Certain reclassifications were made to Bluestone's financial statements to conform to the Company's presentation.

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

     The following table presents net sales and net income (loss) applicable to Common Stock for the six months ended September 30. The only conforming accounting adjustment reflected is to change Bluestone's inventory valuation methodology from a LIFO basis to an average cost basis (in thousands):

                                                                  1998        1997
                                                                  ----        ----
NET SALES:
  The Company -- historical.................................    $421,674    $157,346
  Bluestone.................................................      10,533      52,013
                                                                --------    --------
  Combined..................................................    $432,207    $209,359
                                                                ========    ========
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK:
  The Company -- historical.................................    $(15,243)   $ (8,248)
  Bluestone.................................................        (326)        234
  Conforming accounting adjustments, net of tax.............           0        (245)
                                                                --------    --------
  Loss from continuing operations...........................     (15,569)     (8,259)
  Income from discontinued operations.......................          74         208
  Extraordinary charge on early retirement of debt..........        (862)          0
                                                                --------    --------
  Combined net loss applicable to Common Stock..............    $(16,357)   $ (8,051)
                                                                ========    ========

     In connection with the Bluestone merger, the Company recognized merger expenses of $1.7 million, see Note 3 -- Non-cash and non-recurring expense (income).

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

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

     - In July 1998, the Company, through its Cozzi subsidiary, acquired certain assets of Midwest Metallics, L.P., located in Chicago, Illinois.

     The purchase consideration for the above acquisitions was as follows (in thousands):

                                                                NAPORANO     OTHERS      TOTAL
                                                                --------     ------      -----
Shares of restricted Common Stock issued....................       1,939       2,554       4,493
Warrants issued to purchase Common Stock....................           0         150         150
Cash paid, including transaction costs......................    $ 86,552    $ 99,675    $186,227
Value of Common Stock issued................................      18,497      23,266      41,763
Value of warrants issued....................................           0         699         699
Promissory notes issued.....................................           0         750         750
                                                                --------    --------    --------
          Total purchase consideration......................    $105,049    $124,390    $229,439
                                                                ========    ========    ========

     The preliminary allocation of purchase consideration was as follows at September 30, 1998 (in thousands):

Fair value of tangible assets acquired......................    $120,287
Goodwill....................................................     126,668
Liabilities assumed.........................................     (17,916)
Stock and warrants issued...................................     (42,462)
Promissory notes issued.....................................        (750)
                                                                --------
Cash paid...................................................     185,827
  Less: cash acquired.......................................      (3,200)
                                                                --------
Net cash paid for acquisitions..............................    $182,627
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

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, Reserve, the Isaac Corporation and Ferrex Trading Corporation (collectively "Isaac"), Proler Southwest Inc. and Proler Steelworks L.L.C. (collectively "Proler"), Cozzi, Aerospace Metals, Inc. ("Aerospace") and Naporano (collectively, the "Pro Forma Acquisitions") as if these acquisitions had occurred on April 1, 1997. The Reserve, Isaac, Proler, Cozzi and Aerospace acquisitions were completed by the Company during fiscal 1998. The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets acquired, additional amortization expense as a result of goodwill and interest expense related to cash portions of purchase consideration and assumed debt. The pro forma statement of operations includes non-cash and non-recurring expense (income) of $(3.4) million for the six months ended September 30, 1998 and $43.5 million for the twelve months ended March 31, 1998. The pro forma statement of operations for the twelve months ended March 31, 1998 also includes a charge for a $5.6 million non-cash dividend on the beneficial conversion feature of convertible preferred stock. The pro forma results do not

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

purport to be indicative of the financial results which actually would have occurred had the Pro Forma Acquisitions taken effect on April 1, 1997 (in thousands, except per share data).

                                                                    SIX MONTHS        TWELVE MONTHS
                                                                      ENDED               ENDED
                                                                SEPTEMBER 30, 1998    MARCH 31, 1998
                                                                ------------------    --------------
                                                                            (UNAUDITED)
PRO FORMA STATEMENT OF OPERATIONS
  Net sales.................................................         $472,363           $1,020,030
  Net loss from continuing operations applicable to Common
     Stock..................................................         $(18,394)          $  (44,410)
  Basic and diluted net loss per share from continuing
     operations.............................................         $  (0.46)          $    (1.19)

Acquisitions completed subsequent to September 30, 1998

     - In November 1998, a wholly owned subsidiary of the Company merged with FPX, Inc. The sole asset of FPX, Inc. is a 50% joint venture interest in PerlCo, L.L.C. ("PerlCo"). The Company's Cozzi subsidiary owns the other 50% of PerlCo. PerlCo is a scrap metal recycling operation located in Memphis, Tennessee.

NOTE 3 -- NON-CASH AND NON-RECURRING EXPENSE (INCOME)

     During the three and six months ended September 30, 1998, the Company recorded the following non-cash and non-recurring pre-tax (income) expense (in thousands):

                                                                THREE MONTHS      SIX MONTHS
                                                                ENDED 9/30/98    ENDED 9/30/98
                                                                -------------    -------------
Bluestone merger expenses...................................       $   753          $ 1,685
Non-cash warrant compensation expense (income)..............        (5,057)          (6,775)
Terminated merger expenses..................................         1,082            1,082
Severance and other benefits................................           107              107
Integration/facility closure charges........................           540              540
                                                                   -------          -------
                                                                   $(2,575)         $(3,361)
                                                                   =======          =======

     In connection with the Company's merger with Bluestone, the Company recognized merger expenses consisting primarily of fees and expenses for accountants, attorneys, and investment bankers. The merger expenses also included a charge of $750,000 related to the buy-out of existing contracts at Bluestone.

     On May 1, 1997, the Company issued warrants to purchase 1,400,000 shares of Common Stock to the former shareholders of the general partner of Reserve. The warrants have initial exercise prices of $3.50 and $4.00 per share, subject to a $0.50 per share increase in the event that the Company's stock price exceeds $10.00 per share on the date of exercise. The warrants have terms that range from 30 to 60 months. The warrants vest over 6 month, 12 month, 18 month and 24 month intervals for each group of 350,000 warrants, respectively, beginning on May 1, 1997. Upon termination of employment, any unvested warrants are forfeited by the holders.

     The warrants were initially recorded as a component of the purchase consideration for Reserve; however, it was subsequently determined that the provisions of EITF 95-8 "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination" require that they be accounted for as non-cash compensation expense in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employers." Non-cash warrant compensation expense is calculated for exercised and non-exercised warrants at each reporting period based on the vesting

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

provisions of the warrants and the difference between the fair market value of the Company's Common Stock and the warrant exercise price. Non-cash compensation expense under this calculation method is adjusted at each reporting period for vested warrants not exercised and accordingly will result in reversals of previously reported non-cash warrant compensation expense upon a decrease in the fair market value of the Company's Common Stock.

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

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

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

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

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

                             METAL MANAGEMENT, INC.

                                  (UNAUDITED)

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

NOTE 8 -- LOSS PER COMMON SHARE

     In fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." Per share amounts for the three and six months ended September 30, 1997 have been restated to conform to the requirements of SFAS No. 128. The following table presents the calculation of loss per common share from continuing operations before extraordinary charge (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                          -------------------    -------------------
                                                            1998       1997        1998       1997
                                                            ----       ----        ----       ----
INCOME (NUMERATOR):
Loss from continuing operations.......................    $(14,241)   $(6,669)   $(14,713)   $(7,887)
Dividends on convertible preferred stock..............         415        372         856        372
                                                          --------    -------    --------    -------
Loss applicable to Common Stock.......................    $(14,656)   $(7,041)   $(15,569)   $(8,259)
                                                          ========    =======    ========    =======
SHARES (DENOMINATOR):
Weighted average number of shares outstanding during
  the period..........................................      38,991     16,501      36,647     14,738
Incremental common shares attributable to dilutive
  stock options and warrants..........................           0          0           0          0
                                                          --------    -------    --------    -------
Diluted number of shares outstanding during the
  period..............................................      38,991     16,501      36,647     14,738
                                                          ========    =======    ========    =======
Basic loss per share applicable to Common Stock.......    $  (0.38)   $ (0.43)   $  (0.43)   $ (0.56)
                                                          ========    =======    ========    =======
Diluted loss per share applicable to Common Stock.....    $  (0.38)   $ (0.43)   $  (0.43)   $ (0.56)
                                                          ========    =======    ========    =======

     For all the periods, the effect of dilutive stock options and warrants were not included as their effect would have been anti-dilutive. However, if the Company would have reported net earnings, the incremental shares attributable to dilutive stock options and warrants would have been approximately 747,000 and 1,864,000 for the three and six months ended September 30, 1998, respectively, and 3,543,000 and 2,760,000 for the three and six months ended September 30, 1997, respectively. Also, the potentially dilutive effect of the Company's convertible preferred stock were not used in the diluted earnings per share calculation as its effect was anti-dilutive.

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

RESULTS OF OPERATIONS

     On May 28, 1998, the Company merged with Bluestone through a tax-free, stock-for-stock exchange. The merger is accounted for as a pooling-of-interests under APB Opinion No. 16, "Business Combinations". All information set forth below includes the historical information of the Company and Bluestone on a pooled basis for all periods presented.

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

     Depreciation and amortization expense was $6.3 million (2.9% of consolidated net sales) and $10.7 million (2.5% of consolidated net sales) for the three and six months ended September 30, 1998, respectively, compared with $2.4 million (1.9% of consolidated net sales) and $3.7 million (1.8% of consolidated net sales) for the three and six months ended September 30, 1997, respectively. The increase is attributed to the inclusion of goodwill amortization and depreciation of fixed assets of those operations acquired by the Company since September 1997. The increase in depreciation and amortization expense as a percentage of consolidated net sales is primarily due to the reduced sales volumes resulting from adverse market conditions.

     During the three and six months ended September 30, 1998, the Company recorded non-cash and non-recurring income of $2.6 million and $3.4 million, respectively, as compared to non-cash and non-recurring expense of $11.8 million and $14.4 million for the three and six months ended September 30, 1997, respectively. See Note 3 to the condensed consolidated financial statements.

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

     Loss from continuing operations, after preferred stock dividends, was $14.7 million ($0.38 per share) and $15.6 million ($0.43 per share) for the three and six months ended September 30, 1998, respectively. The increase in the loss was primarily due to unprecedented weakness in the scrap metal industry during the period, which resulted in lower than anticipated sales volumes and lower realized scrap prices during the quarter.

     Income tax benefit for the six months ended September 30, 1998 was $3.8 million, which yields an effective tax rate of 20%. The effective tax rate differs from the statutory rate primarily due to the permanent differences represented by non-deductible goodwill amortization, other non-deductible expenses, and the reversal of $1.9 million of tax benefits previously established for warrant compensation expense resulting from the decline in the quoted market value of the Company's Common Stock.

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

     10.6  Employment Agreement, dated July 1, 1998, between Naporano Iron & Metal Co., Nimco Shredding Co., the
           Company and Joseph F. Naporano.
    27.1*  Financial Data Schedule.

-------------------------
* Included herein