Form 10-Q/A
period 1998-12-31
METAL MANAGEMENT INC
filed 1999-05-05
CIK 795665

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 2)

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

                               INTRODUCTORY NOTE

     This Form 10-Q/A amends and restates the Quarterly Report of Metal Management, Inc. (the "Company") as of December 31, 1998 and for the three and nine months ended December 31, 1998 and December 31, 1997. The restatement is the result of a change in the method of accounting for warrants to purchase 1.4 million shares of Common Stock issued to the former shareholders of the general partner of Reserve Iron & Metal L.P. ("Reserve"), in connection with the acquisition of Reserve. The warrants were originally recorded as a component of purchase consideration for Reserve; however, it was subsequently determined that the provisions of EITF 95-8 "Accounting for Contingent Consideration paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination" required that they be accounted for as non-cash compensation expense. The provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," requires the warrants to be treated as variable instruments. Adjustments have been reflected in the attached financial statements of the Company to apply this change and accounting determination.

     The information included in Part II of this Quarterly Report on Form 10-Q/A has not been amended and does not purport to update the disclosures made therein.

                                     INDEX

                                                                        PAGE
PART I:                      FINANCIAL INFORMATION                     -------
ITEM 1:   Financial Statements
          Condensed Consolidated Balance Sheets -- December 31, 1998
            (unaudited) and March 31, 1998............................       1
          Condensed Consolidated Statements of Operations -- three and nine months ended December 31, 1998 and 1997
            (unaudited)...............................................       2
          Condensed Consolidated Statements of Cash Flows -- nine
            months ended
            December 31, 1998 and 1997 (unaudited)....................       3
          Condensed Consolidated Statement of Stockholders' Equity --
            nine months ended December 31, 1998 (unaudited)...........       4
          Notes to Condensed Consolidated Financial Statements
            (unaudited)...............................................       5
ITEM 2:   Management's Discussion and Analysis of Financial Condition
            and
            Results of Operations.....................................      16
PART II:  OTHER INFORMATION
ITEM 2:   Changes in Securities.......................................      26
ITEM 4:   Submission of Matters to a Vote of Security Holders.........      26
ITEM 5:   Other Information...........................................      26
ITEM 6:   Exhibits and Reports on Form 8-K............................      27
          SIGNATURES..................................................      29
          Exhibit Index...............................................      30

PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                DECEMBER 31, 1998    MARCH 31, 1998
                                                                -----------------    --------------
                                                                   (UNAUDITED)
                                                                   (RESTATED)          (RESTATED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................        $  2,430            $  4,464
  Accounts receivable, net..................................          91,885             122,404
  Inventories...............................................          70,604              61,942
  Prepaid expenses and other assets.........................           9,281               8,569
                                                                    --------            --------
     Total current assets...................................         174,200             197,379
                                                                    --------            --------
Property and equipment, net.................................         190,548             109,886
Goodwill, net...............................................         302,926             176,027
Deferred financing costs and other intangibles, net.........          13,419               5,284
Investments in joint ventures...............................           1,775               7,496
Other assets................................................           1,280               1,162
                                                                    --------            --------
     Total assets...........................................        $684,148            $497,234
                                                                    ========            ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................        $ 60,967            $ 66,845
  Other accrued liabilities.................................          22,558              17,018
  Current portion of notes payable to related parties.......           2,794              10,830
  Current portion of long-term debt.........................           2,125               1,047
                                                                    --------            --------
     Total current liabilities..............................          88,444              95,740
Long-term notes payable to related parties, less current
  portion...................................................           3,988              31,762
Long-term debt, less current portion........................         334,202             107,827
Long-term deferred tax liability............................               3              11,177
Other liabilities...........................................           2,523               2,339
                                                                    --------            --------
     Total liabilities......................................         429,160             248,845
Stockholders' equity:
  Convertible preferred stock -- Series A...................           8,419              13,981
  Convertible preferred stock -- Series B...................          15,801              19,027
  Convertible preferred stock -- Series C...................           5,100                   0
  Common stock..............................................             429                 341
  Warrants..................................................          40,746              47,000
  Additional paid-in-capital and other......................         252,149             200,275
  Accumulated deficit.......................................         (67,656)            (32,235)
                                                                    --------            --------
     Total stockholders' equity.............................         254,988             248,389
                                                                    --------            --------
       Total liabilities and stockholders' equity...........        $684,148            $497,234
                                                                    ========            ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   ---------------------------   ---------------------------
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       1998           1997           1998           1997
                                                   ------------   ------------   ------------   ------------
                                                    (RESTATED)     (RESTATED)     (RESTATED)     (RESTATED)
Net sales........................................    $178,752       $145,837       $610,959       $355,196
Cost of sales....................................     167,607        133,305        570,178        324,026
                                                     --------       --------       --------       --------
Gross profit.....................................      11,145         12,532         40,781         31,170
Operating expenses:
  General and administrative.....................      14,670          7,354         42,307         17,678
  Depreciation and amortization..................       7,512          3,077         18,162          6,781
  Non-cash and non-recurring expenses............       6,452         29,942          3,091         44,297
                                                     --------       --------       --------       --------
Total operating expenses.........................      28,634         40,373         63,560         68,756
                                                     --------       --------       --------       --------
Operating loss from continuing operations........     (17,489)       (27,841)       (22,779)       (37,586)
Income (loss) from joint ventures................        (695)            79         (1,626)           268
Interest expense.................................       9,043          2,832         22,634          6,937
Interest and other income, net...................         568            374          1,884            859
                                                     --------       --------       --------       --------
Loss from continuing operations before income
  taxes and extraordinary charge.................     (26,659)       (30,220)       (45,155)       (43,396)
Benefit for income taxes.........................      (8,269)        (2,328)       (12,052)        (7,617)
                                                     --------       --------       --------       --------
Loss from continuing operations before
  extraordinary charge...........................     (18,390)       (27,892)       (33,103)       (35,779)
Discontinued operations:
  Gain (loss) on sale of discontinued operations,
    net of taxes.................................          21            (42)            95            166
                                                     --------       --------       --------       --------
Loss before extraordinary charge.................     (18,369)       (27,934)       (33,008)       (35,613)
Extraordinary charge for early retirement of
  debt, net of taxes.............................          76              0            938              0
                                                     --------       --------       --------       --------
Net loss.........................................     (18,445)       (27,934)       (33,946)       (35,613)
Accretion of preferred stock to redemption
  value..........................................           0              0              0             57
Non-cash beneficial conversion feature of
  convertible preferred stock....................           0          5,592              0          5,592
Preferred stock dividends........................         619            580          1,475            895
                                                     --------       --------       --------       --------
Net loss applicable to Common Stock..............    $(19,064)      $(34,106)      $(35,421)      $(42,157)
                                                     ========       ========       ========       ========
Basic earnings (loss) per common share for:
  Continuing operations applicable to Common
    Stock........................................    $  (0.46)      $  (1.57)      $  (0.92)      $  (2.48)
  Discontinued operations........................    $   0.00       $   0.00       $   0.00       $   0.01
  Extraordinary charge...........................    $   0.00       $   0.00       $  (0.02)      $   0.00
                                                     --------       --------       --------       --------
  Net loss applicable to Common Stock............    $  (0.46)      $  (1.57)      $  (0.94)      $  (2.47)
                                                     ========       ========       ========       ========
Weighted average shares outstanding..............      41,381         21,699         37,506         17,067
Diluted earnings (loss) per share for:
  Continuing operations applicable to Common
    Stock........................................    $  (0.46)      $  (1.57)      $  (0.92)      $  (2.48)
  Discontinued operations........................    $   0.00       $   0.00       $   0.00       $   0.01
  Extraordinary charge...........................    $   0.00       $   0.00       $  (0.02)      $   0.00
                                                     --------       --------       --------       --------
  Net loss applicable to Common Stock............    $  (0.46)      $  (1.57)      $  (0.94)      $  (2.47)
                                                     ========       ========       ========       ========
Weighted average diluted shares outstanding......      41,381         21,699         37,506         17,067

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                     NINE MONTHS ENDED
                                                                ----------------------------
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                ------------    ------------
                                                                 (RESTATED)      (RESTATED)
CASH FLOWS FROM CONTINUING OPERATIONS:
Loss from continuing operations.............................    $   (33,103)      $(35,779)
Adjustments to reconcile loss from continuing operations to
  cash flows from continuing operations:
  Discontinued operations...................................            182            387
  Extraordinary charge on retirement of debt................           (938)             0
  Penalties paid on early retirement of debt................           (973)             0
  Depreciation and amortization.............................         18,162          6,781
  Deferred taxes............................................        (10,856)        (7,066)
  Amortization of debt issuance costs.......................          1,538              0
  Non-cash and non-recurring charges........................           (523)        42,642
  Other.....................................................          1,653           (477)
Changes in assets and liabilities, net of effects of
  acquisitions:
  Accounts receivable, net..................................         62,030          3,578
  Inventories...............................................         15,791         17,037
  Accounts payable..........................................        (14,890)       (20,413)
  Other.....................................................           (429)        (3,698)
                                                                -----------       --------
Cash flows from continuing operations.......................         37,644          2,992
CASH FLOWS USED BY INVESTING ACTIVITIES:
  Purchases of property and equipment.......................        (15,451)        (4,332)
  Costs of operating lease buyouts..........................        (10,623)             0
  Acquisitions, net of cash acquired........................       (184,542)       (23,153)
  Other.....................................................          1,386          1,100
                                                                -----------       --------
Net cash used by investing activities.......................       (209,230)       (26,385)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Net borrowings on lines-of-credit.........................              0         (1,028)
  Issuances of long-term debt...............................      1,227,357         16,402
  Repayments of long-term debt..............................     (1,047,473)       (50,712)
  Fees paid to issue long-term debt.........................        (11,056)             0
  Issuances of convertible preferred stock..................              0         42,908
  Issuances of Common Stock.................................            724         40,208
                                                                -----------       --------
Net cash provided by financing activities...................        169,552         47,778
                                                                -----------       --------
Net increase (decrease) in cash and cash equivalents........         (2,034)        24,385
Cash and cash equivalents at beginning of period............          4,464          5,768
                                                                -----------       --------
Cash and cash equivalents at end of period..................    $     2,430       $ 30,153
                                                                ===========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................    $    18,792       $  6,368
Income taxes paid (refunded)................................    $      (125)      $  1,841

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (unaudited, in thousands, except shares)

                                                                        PREFERRED STOCK
                                                                --------------------------------
                                                                SERIES A    SERIES B    SERIES C
                                                                --------    --------    --------
BALANCE AT MARCH 31, 1998 (RESTATED)........................    $13,981     $19,027      $    0
Conversion of preferred stock...............................     (5,562)     (3,226)          0
Equity issued for acquisitions..............................          0           0       5,100
Preferred stock dividends...................................          0           0           0
Exercise of options/warrants................................          0           0           0
Warrants issued to employees................................          0           0           0
Other.......................................................          0           0           0
Net loss....................................................          0           0           0
                                                                -------     -------      ------
BALANCE AT DECEMBER 31, 1998 (RESTATED).....................    $ 8,419     $15,801      $5,100
                                                                =======     =======      ======

                                      COMMON STOCK
                                   -------------------
                                     NUMBER                         ADDITIONAL
                                       OF                            PAID-IN-    ACCUMULATED
                                     SHARES     AMOUNT   WARRANTS    CAPITAL       DEFICIT       TOTAL
                                   ----------   ------   --------   ----------   -----------    --------
BALANCE AT MARCH 31, 1998
  (RESTATED).....................  34,080,830    $341    $47,000     $200,275     $(32,235)     $248,389
Conversion of preferred stock....   4,167,167      41          0        9,172            0           425
Equity issued for acquisitions...   4,492,851      45        699       41,718            0        47,562
Preferred stock dividends........           0       0          0            0       (1,475)       (1,475)
Exercise of options/warrants.....     186,741       2       (306)         987            0           683
Warrants issued to employees.....           0       0     (6,775)           0            0        (6,775)
Other............................      18,294       0        128           (3)           0           125
Net loss.........................           0       0          0            0      (33,946)      (33,946)
                                   ----------    ----    -------     --------     --------      --------
BALANCE AT DECEMBER 31, 1998
  (RESTATED).....................  42,945,883    $429    $40,746     $252,149     $(67,656)     $254,988
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

     The financial statements as of December 31, 1998 and March 31, 1998 and for the three and nine months ended December 31, 1998 and 1997 have been restated to reflect a change in accounting for 1.4 million warrants issued on May 1, 1997 in connection with the Company's acquisition of Reserve Iron & Metal L.P. ("Reserve"). The warrants were previously reported as a component of the purchase price of Reserve and the financial statements have been restated to reflect the warrants as non-cash warrant compensation expense or income.

     The restatement results in a reduction in the purchase price of Reserve totaling $8.1 million and a reduction in recorded goodwill at December 31, 1998 of $5.1 million. The effect of the restatement also causes a decrease in non-cash and non-recurring expenses of $6.8 million for the nine months ended December 31, 1998, a decrease in non-cash and non-recurring expenses of $3.8 million for the three months ended December 31, 1997 and an increase in non-cash and non-recurring expenses of $10.6 million for the nine months ended December 31, 1997. The after-tax effects of these adjustments was to decrease net loss by $3.6 million for the nine months ended December 31, 1998, a decrease in net loss by $2.3 million for the three months ended December 31, 1997 and an increase in net loss by $6.1 million for the nine months ended December 31, 1997.

     The following table presents the impact of the restatement on previously reported results for the three and nine months ended December 31, 1998 and 1997 (in thousands except per share data):

                                   QUARTER ENDED        QUARTER ENDED      NINE MONTHS ENDED    NINE MONTHS ENDED
                                 DECEMBER 31, 1998    DECEMBER 31, 1997    DECEMBER 31, 1998    DECEMBER 31, 1997
                                 -----------------    -----------------    -----------------    -----------------
Non-cash and non-recurring
  expense (income):
  As previously reported.....        $  6,452             $ 33,710             $  9,866             $ 33,710
  As restated................        $  6,452             $ 29,942             $  3,091             $ 44,297
Income (loss) from continuing
  operations before
  extraordinary charge
  applicable to Common Stock:
  As previously reported.....        $(19,043)            $(36,334)            $(38,172)            $(36,191)
  As restated................        $(19,009)            $(34,064)            $(34,578)            $(42,323)
Net income (loss) applicable
  to Common Stock:
  As previously reported.....        $(19,098)            $(36,376)            $(39,015)            $(36,025)
  As restated................        $(19,064)            $(34,106)            $(35,421)            $(42,157)
Basic earnings (loss) per
  share:
  Income (loss) from
     continuing operations:
  As previously recorded.....        $  (0.46)            $  (1.67)            $  (1.02)            $  (2.12)
  As restated................        $  (0.46)            $  (1.57)            $  (0.92)            $  (2.48)
  Net income (loss)
     applicable to Common
     Stock:
  As previously recorded.....        $  (0.46)            $  (1.68)            $  (1.04)            $  (2.11)
  As restated................        $  (0.46)            $  (1.57)            $  (0.94)            $  (2.47)
Diluted earnings (loss) per
  share:
  Income (loss) from
     continuing operations:
  As previously recorded.....        $  (0.46)            $  (1.67)            $  (1.02)            $  (2.12)
  As restated................        $  (0.46)            $  (1.57)            $  (0.92)            $  (2.48)
  Net income (loss)
     applicable to Common
     Stock:
  As previously recorded.....        $  (0.46)            $  (1.68)            $  (1.04)            $  (2.11)
  As restated................        $  (0.46)            $  (1.57)            $  (0.94)            $  (2.47)

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

     The following table presents net sales and net loss applicable to Common Stock for the nine months ended December 31 for the Company and Bluestone up to the date of the merger. The only conforming accounting adjustment reflected is to change Bluestone's inventory valuation methodology from a LIFO basis to an average cost basis (in thousands):

                                                                  1998        1997
                                                                --------    --------
NET SALES:
The Company -- historical...................................    $600,426    $283,353
Bluestone...................................................      10,533      71,843
                                                                --------    --------
Combined....................................................    $610,959    $355,196
                                                                ========    ========
NET LOSS APPLICABLE TO COMMON STOCK:
The Company -- historical...................................    $(34,252)   $(42,178)
Bluestone...................................................        (326)        222
Conforming accounting adjustments, net of tax...............           0        (367)
                                                                --------    --------
Loss from continuing operations before extraordinary
  charges...................................................     (34,578)    (42,323)
Income from discontinued operations.........................          95         166
Extraordinary charge on early retirement of debt............        (938)          0
                                                                --------    --------
Combined net loss applicable to Common Stock................    $(35,421)   $(42,157)
                                                                ========    ========

     In connection with the Bluestone merger, the Company recognized merger expenses of $1.7 million (see Note 3 -- Non-cash and non-recurring expenses).

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

     The purchase consideration for the acquisitions completed during the nine months ended December 31, 1998 was as follows (in thousands):

                                                              NAPORANO    OTHERS      TOTAL
                                                              --------   --------    --------
Shares of restricted Common Stock issued....................     1,939      2,554       4,493
Shares of Series C Convertible Preferred Stock issued.......         0          6           6
Warrants issued to purchase Common Stock....................         0        150         150
Cash paid, including transaction costs......................  $ 86,554   $101,717    $188,271
Value of Common Stock issued................................    18,497     23,266      41,763
Value of Series C Convertible Preferred Stock issued........         0      5,100       5,100
Value of warrants issued....................................         0        699         699
Promissory notes issued.....................................         0      1,250       1,250
                                                              --------   --------    --------
  Total purchase consideration..............................  $105,051   $132,032    $237,083
                                                              ========   ========    ========

     The preliminary allocation of purchase consideration was as follows at December 31, 1998 (in thousands):

Fair value of tangible assets acquired......................    $132,999
Goodwill....................................................     133,014
Liabilities assumed.........................................     (29,423)
Common Stock and warrants issued............................     (42,462)
Convertible preferred stock issued..........................      (5,100)
Promissory notes issued.....................................      (1,250)
                                                                --------
Cash paid...................................................     187,778
  Less: cash acquired.......................................      (3,240)
                                                                --------
Net cash paid for acquisitions..............................    $184,538
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

     The following unaudited pro forma statement of operations presents a summary of consolidated results of operations of the Company, Reserve, the Isaac Corporation and Ferrex Trading Corporation (collectively "Isaac"), Proler Southwest Inc. and Proler Steelworks L.L.C. (collectively "Proler"), Cozzi, Aerospace Metals, Inc. ("Aerospace") and Naporano (collectively, the "Pro Forma Acquisitions") as if these acquisitions had occurred on April 1, 1997. The Reserve, Isaac, Proler, Cozzi and Aerospace acquisitions were completed by the Company during fiscal 1998. The unaudited pro forma statement of operations have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets acquired, additional amortization expense as a result of goodwill and interest expense related to cash portions of purchase consideration and assumed debt. The pro forma statement of operations includes non-cash and non-recurring expenses of $6.1 million for the nine months ended December 31, 1998 and $43.5 million for the twelve months ended March 31, 1998. The pro forma statement of operations for the twelve months ended March 31, 1998 also includes a charge for a $5.6 million non-cash dividend on the beneficial conversion feature of convertible preferred stock. The pro forma results do not purport to be indicative of the financial results which actually would have occurred had the Pro Forma Acquisitions been in effect on April 1, 1997 (in thousands, except per share data).

                                                                NINE MONTHS     TWELVE MONTHS
                                                                   ENDED            ENDED
                                                                DECEMBER 31,      MARCH 31,
                                                                    1998            1998
                                                                ------------    -------------
                                                                (UNAUDITED)      (UNAUDITED)
PRO FORMA STATEMENT OF OPERATIONS
Net sales...................................................      $651,115       $1,020,030
Net loss from continuing operations applicable to Common
  Stock.....................................................      $(37,407)      $  (44,410)
Basic and diluted net loss per share from continuing
  operations................................................      $  (0.87)      $    (1.19)

NOTE 3 -- NON-CASH AND NON-RECURRING EXPENSES

     During the three and nine months ended December 31, 1998, the Company recorded the following expenses which have been classified as non-cash and non-recurring elements of total operating expenses (in thousands):

                                                                 THREE MONTHS      NINE MONTHS
                                                                ENDED 12/31/98    ENDED 12/31/98
                                                                --------------    --------------
Impairment of goodwill......................................        $6,000            $6,000
Non-cash warrant compensation (income)......................             0            (6,775)
Bluestone merger expenses...................................            37             1,721
Terminated merger expenses..................................           371             1,453
Severance and other benefits................................            24               131
Integration, facility closure charges and other.............            20               561
                                                                    ------            ------
                                                                    $6,452            $3,091
                                                                    ======            ======

     On February 12, 1999, the Company signed a definitive purchase agreement to sell Superior Forge Inc. ("SFI") (see Note 9). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company determined that a portion of the goodwill associated with the Company's original acquisition of Superior Forge was impaired. The Company recorded a $6.0 million non-cash and non-recurring charge to reflect the impairment of its goodwill related to Superior Forge at December 31, 1998.

     On May 1, 1997, the Company issued warrants to purchase 1.4 million shares of Common Stock to the former shareholders of the general partner of Reserve. The warrants have initial exercise prices of $3.50 or $4.00 per share, subject to a $0.50 per share increase in the event that the Company's stock price exceeds $10.00 per share on the date of exercise. The warrants have terms that range from 30 to 60 months. The warrants vest over 6 month, 12 month, 18 month and 24 month intervals for each group of 350,000 warrants, respectively, beginning on May 1, 1997. Upon termination of employment, any unvested warrants are forfeited by the holders.

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

     During the nine months ended December 31, 1997, the Company recorded non-cash and non-recurring expenses of $44.3 million. These expenses related to severance paid to a former officer of the Company, the value of warrants to purchase Common Stock issued to certain officers and directors of the Company, and costs associated with the shutdown of the Company's EMCO Recycling subsidiary.

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

     As disclosed in the Company's Form 10-Q/A dated September 30, 1998 and in the Company's Form 8-K dated October 5, 1998, the Company and its bank group had previously amended the Senior Credit Facility to modify the Company's minimum interest coverage test.

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

NOTE 8 -- LOSS PER COMMON SHARE

     The following table presents the calculation of loss per common share from continuing operations before extraordinary charges (in thousands, except per share amounts):

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           DECEMBER 31,          DECEMBER 31,
                                                        -------------------   -------------------
                                                          1998       1997       1998       1997
                                                        --------   --------   --------   --------
LOSS (NUMERATOR):
Net loss from continuing operations...................  $(18,390)  $(27,892)  $(33,103)  $(35,779)
Dividends on convertible preferred stock..............       619      6,172      1,475      6,544
                                                        --------   --------   --------   --------
Net loss applicable to Common Stock...................  $(19,009)  $(34,064)  $(34,578)  $(42,323)
                                                        ========   ========   ========   ========
SHARES (DENOMINATOR):
Weighted average number of shares outstanding
  during the period...................................    41,381     21,699     37,506     17,067
Incremental common shares attributable to dilutive
  stock options and warrants..........................         0          0          0          0
                                                        --------   --------   --------   --------
Diluted number of shares outstanding during the
  period..............................................    41,381     21,699     37,506     17,067
                                                        ========   ========   ========   ========
Basic loss per share applicable to Common Stock.......   $(0.46)    $(1.57)    $(0.92)    $(2.48)
                                                        ========   ========   ========   ========
Diluted loss per share applicable to Common Stock.....   $(0.46)    $(1.57)    $(0.92)    $(2.48)
                                                        ========   ========   ========   ========

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

RESULTS OF OPERATIONS

     On May 28, 1998, the Company merged with Bluestone through a tax-free, stock-for-stock exchange. The merger was accounted for as a pooling-of-interests under APB Opinion No. 16 "Business Combinations." All information set forth below includes the historical information of the Company and Bluestone on a pooled basis for all periods presented.

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

     Depreciation and amortization expense was $7.5 million (4.2% of consolidated net sales) and $18.2 million (3.0% of consolidated net sales) for the three and nine months ended December 31, 1998, respectively, compared with $3.1 million (2.1% of consolidated net sales) and $6.8 million (1.9% of consolidated net sales) for the three and nine months ended December 31, 1997, respectively. The increase is attributed to the inclusion of goodwill amortization and depreciation of fixed assets of those operations acquired by the Company since December 1997. The increase in depreciation and amortization expense as a percentage of consolidated net sales is primarily due to the reduced sales volumes resulting from adverse market conditions.

     During the three and nine months ended December 31, 1998, the Company recorded non-cash and non-recurring expenses of $6.5 million and $3.1 million, respectively, as compared to non-cash and non-recurring expenses of $29.9 million and $44.3 for the three and nine months ended December 31, 1997 (see
Note 3 to the condensed consolidated financial statements).

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

     Net loss from continuing operations, after preferred stock dividends, was $19.0 million ($0.46 per share) and $34.6 million ($0.92 per share) for the three and nine months ended December 31, 1998, respectively. The net loss was primarily due to unprecedented weakness in the scrap metal industry during the period, which resulted in lower than anticipated sales volumes and lower realized scrap prices during the quarter.

     Income tax benefit for the nine months ended December 31, 1998 was $12.1 million, which yields an effective tax rate of 27%. The effective tax rate differs from the statutory rate primarily due to the permanent differences represented by non-deductible goodwill amortization, other non-deductible expenses, and the reversal of $1.9 million of tax benefits previously established for warrant compensation expense resulting from the decline in the quoted market value of the Company's Common Stock.

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

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1997

     Cash Flows from Continuing Operations. The Company generated $37.6 million of cash from continuing operations during the nine months ended December 31, 1998 versus $3.0 million of cash flows generated by continuing operations during the nine months ended December 31, 1997. The Company generated cash flows from continuing operations mainly from the collection of accounts receivable and reduced inventory carrying values.

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

     Cash Flows from Financing Activities. During the nine months ended December 31, 1998, the Company borrowed under its Senior Credit Facility to refinance substantially all existing secured debt. The Company also issued $180.0 million of Notes and received net proceeds of approximately $174.4 million. In connection with the debt issuances, the Company incurred approximately $11.1 million in fees. The Company anticipates that it will require additional capital to fund future operating and capital investment requirements.

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

  Filing of Form 12b-25.

     On February 12, 1999, one business day prior to the filing date for the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 (the "Quarterly Report"), the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with a newly formed corporation controlled by the Company's former Chief Executive Officer, Gerard M. Jacobs to sell the common stock of the Company's subsidiary, Superior Forge, Inc. ("Superior Forge"). As a result of the execution of the Stock Purchase Agreement, the Company was required to assess the effect of the pending sale of Superior Forge on the financial statements to be contained in the Quarterly Report. Because of the proximity of the execution date of the Stock Purchase Agreement and the filing deadline of the Quarterly Report, this analysis could not be completed without unreasonable effort or expense prior to such deadline. On February 17, 1999, the Company filed a Form 12b-25 with the SEC for an extension of time to report its results for the quarter ended December 31, 1998. On February 16, 1999, the Company filed a 10-Q with the SEC which included Part II of the Form 10-Q requirements. Amendment No. 1 to the quarterly report on Form 10-Q/A includes the assessment of the pending Superior Forge sale which resulted in the Company recognizing a one-time, non-cash and non-recurring charge of $6.0 million for the carrying value of the goodwill arising out of the Company's investment in Superior Forge.

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

                                    METAL MANAGEMENT, INC.

                                    By: /s/ T. BENJAMIN JENNINGS
                                        ----------------------------------------
                                            T. Benjamin Jennings
                                            Director, Chairman of the Board and
                                            Chief Executive Officer

                                    By: /s/ ALBERT A. COZZI
                                        ----------------------------------------
                                            Albert A. Cozzi
                                            Director, President and
                                            Chief Operating Officer

                                    By: /s/ ROBERT C. LARRY
                                        ----------------------------------------
                                            Robert C. Larry
                                            Executive Vice President of Finance,
                                            Treasurer, Chief Financial Officer
                                            and Assistant Secretary

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

27.1   Financial Data Schedule.