Form 10-K
period 1999-03-31
METAL MANAGEMENT INC
filed 1999-06-29
CIK 795665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value for the Registrant's voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on June 16, 1999 as reported on the NASDAQ SmallCap Market, was approximately $66.1 million. Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of June 16, 1999, the Registrant had 53,191,185 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 1999, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
          PART I
Item 1:   Business....................................................     2
Item 2:   Properties..................................................    19
Item 3:   Legal Proceedings...........................................    21
Item 4:   Submission of Matters to a Vote of Security Holders.........    22
          PART II
Item 5:   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................    23
Item 6:   Selected Consolidated Financial Data........................    25
Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    26
Item 7A:  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    37
Item 8:   Financial Statements and Supplementary Data.................    37
Item 9:   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    37
          PART III
Item 10:  Directors and Executive Officers of the Registrant..........    38
Item 11:  Executive Compensation......................................    38
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management..................................................    38
Item 13:  Certain Relationships and Related Transactions..............    38
          PART IV
Item 14:  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    39

                                     PART I

     Certain statements contained in this Form 10-K under Item 1, in addition to certain statements contained elsewhere in this Form 10-K, including statements qualified by the words "believes," "intends," "anticipates," "expects" and words of similar import, are "forward-looking statements" and are thus prospective. These statements reflect the current expectations of Metal Management, Inc. (herein, "Metal Management," the "Company," "we," "us" or other similar terms) regarding (i) our future profitability and that of our subsidiaries, (ii) the benefits to be derived from the execution of our industry consolidation strategy and (iii) other future developments in our affairs or the industry in which we conduct business. All such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These and other risks, uncertainties and other factors are discussed under the heading "Investment Considerations" in Part I, Item 1, of this report.

ITEM 1.  BUSINESS

GENERAL

     We are one of the largest and fastest-growing full-service metals recyclers in the United States, with approximately 50 recycling facilities in 15 states. We also hold a 28.5 percent interest in Southern Recycling, L.L.C. ("Southern Recycling"), the largest scrap metal recycler in the Gulf Coast region. We are a leading consolidator in the metals recycling industry. We have achieved our leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. We believe that our consolidation strategy will enhance the competitive position and profitability of the operations we acquire because of improved managerial and financial resources and increased economies of scale.

     We are primarily engaged in the collection and processing of ferrous and non-ferrous metals for resale to metals brokers, steel producers, and producers and processors of other metals. We collect industrial scrap and obsolete scrap, process it into reusable forms and supply the recycled metals to our customers, including mini-mills, integrated steel mills, foundries and metals brokers. We believe that we provide one of the most comprehensive offerings of both ferrous and non-ferrous scrap metals in the industry. Our ferrous products primarily include shredded, sheared, hot briquetted, cold briquetted and bundled scrap and other processed scrap, such as turnings, cast and broken furnace iron. We also process non-ferrous metals, including aluminum, copper, stainless steel, brass, titanium and high temperature alloys, using similar techniques and through application of our proprietary technologies. For the year ended March 31, 1999, we sold approximately 5.0 million tons of ferrous scrap and approximately 627.2 million pounds of non-ferrous scrap.

     Our predecessor was incorporated on September 24, 1981 as a California corporation under the name General Parametrics Corporation, and was reincorporated as a Delaware corporation in June 1986 under the same name. Prior to April 1996, we manufactured and marketed color thermal and dye sublimation printers and related consumables, including ribbons, transparencies and paper. We sold this business in two separate transactions in July and December of 1996 for $1.3 million in cash and future royalty streams which are not anticipated to result in material payments to us. On April 12, 1996, we changed our name to "Metal Management, Inc."

     Our common stock, par value $.01 per share ("Common Stock"), is traded on the NASDAQ SmallCap Market under the symbol "MTLM." Our principal executive offices are located at 500 North Dearborn Street, Suite 405, Chicago, Illinois 60610, and our telephone number is (312) 645-0700.

INDUSTRY OVERVIEW

     According to government sources, total revenues generated in the metals recycling industry in 1995 were approximately $19.3 billion. The scrap metals industry is composed of more than 3,000 independent metals recyclers. Many of these companies are family-owned and operate only in local or regional markets. We believe that no single scrap metals recycler has a significant share of the domestic market, although certain recyclers may have significant shares of their local or regional markets. Within this industry framework, a consolidation is taking place. Several factors account for the consolidation:
(i) the reduction in purchasing, processing, transportation, labor and selling, general and administrative costs associated with large, integrated companies;
(ii) the desire of the owners of closely-held family businesses to gain liquidity by merging with large, public companies while maintaining managerial input; and (iii) the ability of large, public companies to attract the capital necessary to make the significant investments in plant and equipment that are required due to increasingly stringent environmental regulation and the need to upgrade processing facilities.

     Ferrous Scrap Industry. Ferrous scrap is the primary raw material for mini-mill steel producers that utilize electric arc furnace, or EAF technology. According to industry sources, domestic ferrous scrap production is approximately 75 to 80 million tons, of which 8 to 10 million tons is exported. In addition, approximately 1 to 3 million tons of ferrous scrap is imported annually. Demand for processed ferrous scrap is highly dependent on the overall strength of the domestic steel industry, particularly production utilizing EAF technology.

     Much of the growth in the scrap metals industry in recent years has occurred as a result of the proliferation of mini-mill steel producers which utilize EAF technology. EAF production has increased from 14.8 million tons (11.1% of total domestic steel production) in 1966 to 46.4 million tons (43.2% of total domestic steel production) in 1997. We expect this trend to continue in the next few years as several new EAF facilities start production. We believe that as a large, reliable supplier of scrap metals, we are well positioned to benefit from the growth in this industry.

     The growth in EAF production has been fueled by the historically low price of prepared ferrous scrap, which gives EAF producers a product cost advantage over integrated steel producers which operate blast furnaces whose primary raw materials are coke and iron ore. As the price of ferrous scrap metals increase, EAF operators look for alternatives to prepared steel scrap, such as pre-reduced iron pellets or pig iron, to supply their EAF operations. We do not believe that these alternatives to ferrous scrap will replace ferrous scrap in EAF operations, but will merely be used as a supplemental feedstock thereby allowing EAF operators to utilize lower grades of prepared scrap. Industry analysts continue to predict rising demand for ferrous scrap over the next several years.

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

     Non-Ferrous Scrap Industry. Non-ferrous metals include aluminum, copper, brass, stainless steel, high-temperature alloys and other exotic metals. The geographic markets for non-ferrous scrap tend to be larger than those for ferrous scrap due to the higher selling prices of non-ferrous metals, which justify the cost of shipping over greater distances. Non-ferrous scrap is sold on a spot basis, either directly or through brokers, to intermediate or end-users which include smelters, foundries and aluminum sheet and ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of economic activity, with prices generally linked to the price of the primary metal on the London Metals Exchange or COMEX. Suppliers and consumers of non-ferrous metals can also use these exchanges to hedge against future price fluctuations by buying or selling futures contracts.

     Secondary smelters, utilizing processed non-ferrous scrap as raw material, can produce non-ferrous metals at a lower cost than primary smelters producing such metals from ore. This is due to the significant savings in energy consumption, environmental compliance, and labor costs enjoyed by the secondary smelters. These cost advantages, and the long lead-time necessary to construct new non-ferrous primary smelting facilities, have generally resulted in sustained demand and strong prices for processed non-ferrous scrap during periods of high demand for finished non-ferrous metal products.

     Raw non-ferrous scrap is typically generated and supplied by: (i) manufacturers and other sources that process or sell non-ferrous metals; (ii) telecommunications, aerospace, defense and recycling companies that generate obsolete scrap consisting primarily of copper wire, used beverage cans and other non-ferrous metal alloys; and (iii) ferrous scrap operations that recover aluminum, zinc, die-cast metal, stainless steel and copper as by-products of their processing of ferrous scrap. The most widely recycled non-ferrous metals are aluminum, copper and stainless steel. According to industry sources, domestic recyclers annually process approximately 3.5 million tons of aluminum,
1.5 million tons of copper and 0.9 million tons of stainless steel.

COMPANY STRENGTHS

     Market Leadership in Major Metropolitan and Regional Markets. In executing our acquisition strategy, we have focused on establishing a significant presence in major metropolitan or regional markets, where sources of prime industrial and obsolete scrap (i.e., automobiles and industrial equipment) are more readily available and from where we believe we can better serve our customers. As a result, we have become one of the leading metals recyclers in the Chicago, Phoenix, Memphis, Newark, Cleveland, Houston, Pittsburgh and Hartford metropolitan markets. In addition, in February 1999 we obtained a 28.5% member interest in Southern Recycling, the largest scrap metals recycling company in the New Orleans metropolitan area with additional facilities along the Gulf Coast.

     Strong Operational Management. We believe that the scrap metals recycling business is, and will continue to be, locally and regionally based. As a result, we have adopted a philosophy of decentralized operational management, which we believe promotes the continued successful management of our acquired companies. In considering our core regional acquisitions, we have targeted regional leaders in the scrap metals industry with proven operational management capabilities. Following these acquisitions, we have generally retained the services of the acquired companies' senior management teams through the use of multi-year employment agreements. We have also used stock options and warrants to provide incentives for these managers to contribute to our growth and profitability.

     Benefits of Consolidation. We believe that the operations of the companies we have acquired have benefited, and will continue to benefit, from joining the Metal Management group of companies. We believe that the metals recycling industry is becoming more capital-intensive and that production efficiencies are best realized by, among other things, the purchase and maintenance of sophisticated equipment (such as automobile shredders) and the sharing of information concerning sources of raw scrap, production technologies and customer needs. Accordingly, we believe that our regional "hub and spoke" acquisition strategy has benefited, and will continue to benefit, the operations of the companies we have acquired by making available to these companies, often for the first time, access to greater financial resources, complementary regional management, purchasing strength and increased distribution channels.

     Favorable Distribution Channels. We believe that many of our facilities are situated in locations that afford us competitive advantages in distribution efficiency, both in terms of cost and reliability. We believe that water transportation is the most cost-effective manner to ship scrap metals over long distances. A significant portion of our revenues are generated by operations that have direct or convenient access to water or rail transportation. This water or rail access significantly expands the markets for our products, particularly the markets for ferrous scrap. Two of our East Coast operations have access to Ocean-going vessel loading facilities which allow these operations to access the scrap metal export markets.

     Broad Product Offering. We offer many products in both the ferrous and non-ferrous metals industry sectors. Our ferrous products include shredded, sheared and hot briquetted, cold briquetted and bundled scrap and broken furnace iron. Our non-ferrous products include aluminum, copper, stainless steel and high temperature alloys. We believe we currently offer one of the most comprehensive lines of products available within our markets. Because we offer a broad range of products, our customers are able to purchase much of their scrap metal needs from one supplier. This reduces the administrative and logistical burden and related costs associated with supporting multiple supplier relationships. In addition, our size and processing capabilities allow us to offer pre-packaged blends of scrap metals that our customers can immediately melt without having to purchase and blend various metals to meet a particular chemistry requirement. We also continually seek to develop and introduce new products. For example, we have invested in sophisticated processing equipment capable of producing the type of "clean" ferrous scrap that is increasingly demanded by companies using EAF technology. This "clean" ferrous scrap, which contains fewer contaminants such as lead, copper and other non-ferrous metals, commands a premium over the prices charged for other ferrous products. By working with our major customers to provide a reliable and broad product mix and applying the knowledge gained to the rest of our business, we believe that we can better develop mutually beneficial partnerships with all of our customers.

BUSINESS STRATEGY

     Continue Regional-Based Acquisitions. We intend to continue to grow by implementing our national strategy of completing and integrating regional acquisitions. Our strategy is to acquire scrap metals processors in large metropolitan or regional markets that will serve as platform companies for subsequent "tuck-in" acquisitions of smaller metals processors. We believe that the highly fragmented nature of the scrap metals recycling industry offers significant opportunities for acquisitions that meet these criteria and allows for the execution of our acquisition strategy. By aggressively pursuing this consolidation strategy within the highly fragmented and growing metals recycling industry, we believe that we can enhance the competitive position and profitability of the operations that we acquire through improved managerial and financial resources and increased economies of scale. We also believe that the geographic diversity resulting from the implementation of our acquisition strategy will reduce our vulnerability to the dynamics of any particular local or regional market. Furthermore, we believe that multi-regional and national steel manufacturers and other customers for our ferrous and non-ferrous scrap will increasingly prefer to do business with processed scrap suppliers, such as Metal Management, that can provide a dependable quantity and quality of processed scrap, as well as a high degree of service.

     Develop and Foster Mutually Beneficial Customer Relationships. We believe that scrap metals recyclers have historically competed primarily on the basis of price, seeking the highest possible price for processed scrap through negotiation and attempting to sell more processed scrap when the market prices for scrap are highest. We believe, however, that competing in such a manner focuses on short-term gain at the expense of long-term profitability. Our strategy is to establish long-term customer relationships by using our numerous processing facilities to provide our customers with a consistent supply of high-quality processed scrap, thereby building "partnership-type" relationships that we believe will be longer-lasting, more stable and profit enhancing.

     Maximize Inventory Turnover. To improve the efficiency and profitability of our processing operations, our business strategy is to maximize the turnover of our scrap metals inventory, as opposed to collecting scrap and holding it in speculation of higher prices. We believe that this strategy of reducing cycle time serves to reduce exposure to price fluctuations in the markets for scrap metals. We also believe that this strategy benefits customer relationships, because it allows customers to depend on a reliable and steady supply of scrap metals that is not subject to volume limitations during periods of changing prices.

     Decentralized Management and Incentives. An important element of our acquisition strategy is to identify companies with strong, stable and well-respected management. We recognize that business practices and strategies in the scrap metals industry differ, sometimes significantly, among metropolitan and regional markets. As a result, we manage our recycling operations on a decentralized basis. To secure the continuity of strong local management, we generally seek to execute multi-year employment agreements with the senior management of the "hub" acquisitions for each particular metropolitan or regional market. In addition, we often pay a significant portion of the purchase price for our acquisitions in shares of our restricted Common Stock and also make use of warrants and options to acquire shares of our Common Stock. This results in our management having significant incentive to maximize our subsidiaries' operating performance.

     Set forth below is a table identifying the operations we have acquired or in which we have obtained an equity interest since April 1996:

                                                  LOCATION OF                    DATE OF
                                              PRINCIPAL PROCESSING            ACQUISITION OR
                NAME                               FACILITIES                   INVESTMENT
                ----                          --------------------            --------------
EMCO Recycling Corp. ("EMCO                     Phoenix, Arizona               April 1996
  Recycling")(1)
California Metals Recycling, Inc.,       Los Angeles County, California       January 1997
  Firma, Inc., Firma Plastic Co.,
  Inc., MacLeod Metals Co. and
  Trojan Trading Co. (collectively,
  the "MacLeod Companies")
HouTex Metals Company, Inc.                      Houston, Texas               January 1997
  ("HouTex")
Reserve Iron & Metal Limited                    Cleveland, Ohio                 May 1997
  Partnership ("Reserve Iron &                 Chicago, Illinois
  Metal")(2)                                    Atalla, Alabama
Briquetting Corporation of America,               Bryan, Ohio                   June 1997
  Ferrex Trading Corporation, The               Cleveland, Ohio
  Isaac Corporation and Paulding                  Dayton, Ohio
  Recycling, Inc. (collectively, the             Defiance, Ohio
  "Isaac Group")(3)
Proler Southwest Inc. and Proler                 Houston, Texas                August 1997
  Steelworks L.L.C. (collectively,            Jackson, Mississippi
  "Proler Southwest")
Cozzi Iron & Metal, Inc. ("Cozzi               Chicago, Illinois              December 1997
  Iron & Metal")                             East Chicago, Indiana
                                            Pittsburgh, Pennsylvania
Kankakee Scrap Corporation                     Kankakee, Illinois             December 1997
Houston Compressed Steel Corp.                   Houston, Texas               January 1998
Aerospace Metals, Inc. ("Aerospace")         Hartford, Connecticut            January 1998
Salt River Recycling, L.L.C. ("Salt             Phoenix, Arizona              January 1998
  River")(4)
Accurate Iron & Metal Co.(5)                Franklin Park, Illinois           February 1998
Superior Forge, Inc. ("Superior           Huntington Beach, California         March 1998
  Forge")(6)
Ellis Metals, Inc. ("Ellis Metals")             Tucson, Arizona                March 1998
Midwest Industrial Metals Corp.                Chicago, Illinois               April 1998
  ("Midwest Industrial")(5)
138 Scrap, Inc. and Katrick, Inc.             Riverdale, Illinois               May 1998
R&P Holdings, Inc., Charles                   Sharon, Pennsylvania              May 1998
  Bluestone Company and R&P Real            Elizabeth, Pennsylvania
  Estate, Inc. (collectively,
  "Bluestone")(7)(8)
Goldin Industries, Inc., Goldin              Gulfport, Mississippi              June 1998
  Industries Louisiana, Inc. and                Mobile, Alabama
  Goldin of Alabama, Inc.                      Harvey, Louisiana
  (collectively, the "Goldin
  Companies")(9)
Newell Recycling of Denver, Inc. and            Denver, Colorado                June 1998
  Newell Recycling of Utah, L.L.C.         Colorado Springs, Colorado
  (collectively, "Newell                      Salt Lake City, Utah
  Recycling")(10)
Naporano Iron & Metal Co. and Nimco            Newark, New Jersey               July 1998
  Shredding Co. (collectively,
  "Naporano")
Michael Schiavone & Sons, Inc. and          North Haven, Connecticut            July 1998
  related entities (collectively,           Torrington, Connecticut
  "Schiavone")

                                                  LOCATION OF                    DATE OF
                                              PRINCIPAL PROCESSING            ACQUISITION OR
                NAME                               FACILITIES                   INVESTMENT
                ----                          --------------------            --------------
M. Kimerling & Sons, Inc.                     Birmingham, Alabama               July 1988
  ("Kimerling")
Nicroloy Company ("Nicroloy")               Heidelberg, Pennsylvania            July 1998
Midwest Metallics L.P.(5)                      Chicago, Illinois                July 1998
PerlCo, L.L.C. ("PerlCo")(11)                  Memphis, Tennessee             November 1998
Southern Recycling, L.L.C.(12)               New Orleans, Louisiana           February 1999
                                             Gulfport, Mississippi
                                                Mobile, Alabama
                                             Little Rock, Arkansas
                                               Pensocola, Florida

---------------
(1) On March 12, 1998, EMCO Recycling changed its legal name to Metal Management Arizona, Inc. ("Metal Management Arizona"). The operations originally conducted on the former EMCO Recycling facilities have since been consolidated with the operations of Salt River.

(2) The Attalla, Alabama recycling facility was operated through a joint venture in which our subsidiary, Reserve Iron & Metal holds a 50% interest. This joint venture is currently being liquidated.

(3) On October 30, 1998, Briquetting Corporation of America and Paulding Recycling, Inc. were merged with and into The Isaac Corporation.

(4) At the time of the acquisition of Cozzi Iron & Metal, Cozzi Iron & Metal held a 50% joint venture interest in Salt River. We subsequently acquired the 50% joint venture interest Cozzi Iron & Metal did not hold.

(5) We purchased substantially all of the assets of Accurate Iron & Metal and certain of the assets of Midwest Industrial and Midwest Metallics L.P., all of which have been integrated into our Cozzi Iron & Metal operations.

(6) On March 12, 1999, we sold Superior Forge to a newly formed corporation controlled by Gerard M. Jacobs, our former Chief Executive Officer.

(7) The Sharon, Pennsylvania recycling facility is operated through a joint venture in which our subsidiary, Bluestone, holds a 50% interest. This joint venture is in the process of being liquidated.

(8) On March 1, 1999, Charles Bluestone Company and R&P Real Estate, Inc. were merged with and into Nicroloy Acquisition Corp., a subsidiary that was formed to complete the purchase of the assets of Nicroloy, whereupon Nicroloy Acquisition Corp. changed its name to Metal Management Pittsburgh, Inc. ("Metal Management Pittsburgh").

(9) A new subsidiary, Metal Management Gulf Coast, Inc. ("Metal Management Gulf Coast"), was formed with which we purchased substantially all of the scrap metal assets of the Goldin Companies. We decided to abandon and shut down these operations contemporaneously with our acquisition of a 28.5% interest in Southern Recycling, L.L.C. which has operations in the Gulf Coast region.

(10) A new subsidiary, Newell Recycling West, Inc. ("Newell Recycling West"), was formed and merged with Newell Recycling of Denver, Inc. (with Newell Recycling West surviving the merger). Concurrently therewith, Newell Recycling West purchased substantially all of the scrap metal assets of Newell Recycling of Utah, L.L.C.

(11) At the time of its acquisition, Cozzi Iron & Metal held a 50% joint venture interest in PerlCo. In November 1998, we acquired FPX, Inc., the holder of the remaining 50% joint venture interest in PerlCo.

(12) We obtained a 28.5% membership interest in Southern Recycling. In connection with obtaining this interest, we were granted an option to purchase the remaining interest in Southern Recycling on the basis of a predetermined formula during the three-year period following the acquisition.

RECYCLING OPERATIONS

     Our recycling operations involve buying, processing, and selling scrap metals. The principal forms in which scrap metals are generated include industrial scrap and obsolete scrap. Industrial scrap results from residual materials from manufacturing processes. Obsolete scrap consists primarily of residual metals from old or obsolete consumer and industrial products such as appliances and automobiles.

  Ferrous Operations

     Ferrous Scrap Purchasing. We purchase ferrous scrap from two primary sources: (i) manufacturers who generate steel and iron ("industrial scrap"); and
(ii) junkyards, demolition firms, railroads, the military and others who generate steel and iron scrap ("obsolete scrap"). In addition to these sources, we purchase, at auction, furnace iron from integrated steel mills and obsolete steel and iron from government and large industrial accounts. Finally, we purchase materials from small dealers, peddlers and auto wreckers who deliver directly to our processing facilities. Prices are determined primarily by market demand and the composition, quality, size, and weight of the materials.

     Ferrous Scrap Processing. We prepare ferrous scrap metal for resale through a variety of methods including sorting, shredding, shearing or cutting, baling, briquetting or breaking. We produce a number of differently sized and shaped products depending upon customer specifications and market demand.

          Sorting. After purchasing ferrous scrap metal, we inspect the material to determine how it should be processed to maximize profitability. In some instances, scrap may be sorted and sold without further processing. We separate scrap for further processing according to its size and composition by using conveyor systems, front-end loaders, crane-mounted electromagnets or claw-like grapples.

          Shredding. Obsolete consumer scrap such as automobiles, home appliances and other consumer goods, as well as certain light gauge industrial scrap, is processed in our shredding operation. These items are fed into a shredder that quickly breaks the scrap down into fist-size pieces of ferrous metal. The shredding process uses magnets and other technologies to separate ferrous, non-ferrous and non-metallic materials. The ferrous material is sold to our customers, including mini-mills, and the non-metallic by-product of the shredding operations, referred to as "shredder fluff", is disposed of in third-party landfills.

          Shearing or Cutting. Pieces of oversized ferrous scrap, such as obsolete steel girders and used drill pipes which are too large for other processing, are cut with hand torches, crane-mounted alligator shears or stationary guillotine shears. After being reduced to specific lengths or sizes, the scrap is then sold to those customers who can accommodate larger materials, such as mini-mills.

          Baling. We process light-gauge ferrous metals such as clips and sheet iron, and by-products from industrial manufacturing processes, such as stampings, clippings and excess trimmings, by baling these materials into large, uniform blocks. We use cranes, front-end loaders and conveyors to feed the metal into hydraulic presses which compress the materials into uniform blocks at high pressure.

          Briquetting. We process borings and turnings made of steel and iron into briquettes using both hot and cold briquetting methods, and subsequently sell these briquettes to steel mills or foundries. We possess the technology to control the metallurgical content of briquettes to meet customer specifications. The majority of our cold briquetting capacity is located at the Isaac Group's facility in Defiance, Ohio.

          Breaking of Furnace Iron. We process furnace iron which includes blast furnace iron, steel pit scrap, steel skulls and beach iron. Large pieces of iron are broken down by the impact of forged steel balls dropped from cranes. The fragments are then sorted and screened according to size and iron content.

     Ferrous Scrap Sales. We sell processed ferrous scrap to end-users such as mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for other large users. Most of our customers purchase processed ferrous scrap according to a monthly plan which establishes the quantity purchased for the month. The price we charge for ferrous scrap depends upon market demand, as well as quality and grade of the scrap. We believe profitability may be enhanced by offering a broad product line to our customers. We believe that our consolidation strategy will allow us to be a premier supplier of scrap, since we will be able to fill larger quantity orders due to increased ability to secure large amounts of raw materials.

  Non-Ferrous Operations

     Non-Ferrous Scrap Purchasing. We purchase non-ferrous scrap from three primary sources: (i) manufacturers and other non-ferrous scrap sources who generate or sell waste aluminum, copper, stainless steel, brass, high-temperature alloys and other metals; (ii) telecommunications, aerospace, defense, and recycling companies that generate obsolete scrap consisting primarily of copper wire, exotic metal alloys and used aluminum beverage cans; and (iii) peddlers who deliver directly to our facilities material which they collect from a variety of sources. We collect non-ferrous scrap from sources other than those that deliver directly to our processing facilities by placing retrieval bins near these sources. The bins are subsequently transported to our processing facilities.

     We also generate non-ferrous scrap as a by-product of our ferrous scrap processing operations. Non-ferrous scrap is recovered from our ferrous operations through two primary activities: (i) non-ferrous materials, generally a mixture of aluminum, zinc, die-cast metal, stainless steel and copper, are recovered as a by-product of the shredding process; and (ii) non-ferrous materials are identified visually and by using magnetic forces.

     A number of factors can influence the continued availability of non-ferrous scrap such as the level of manufacturing activity and the quality of our supplier relationships. Consistent with industry practice, we have certain long-standing supply relationships (which generally are not the subject of written agreements) that our management believes will improve as a result of implementing our consolidation strategy.

     Non-Ferrous Scrap Processing. We prepare non-ferrous scrap metals, principally copper and aluminum, for resale by sorting, shearing, cutting, chopping or baling.

          Sorting. Our sorting operations separate non-ferrous scrap by using conveyor systems and front-end loaders. In addition, many non-ferrous metals are sorted and identified by using grinders, hand torches, eddy current separation systems and spectrometers. Our ability to identify metallurgical composition is critical to maintaining high margins and profitability. Due to the high value of many non-ferrous metals, we can afford to utilize more labor-intensive sorting techniques than are employed in our ferrous operations. We sort non-ferrous scrap for further processing according to type, grade, size and chemical composition. Throughout the sorting process, we determine whether the material requires further processing before being sold.

          Copper. Copper scrap may be processed in several ways. We process copper scrap predominately by using wire choppers which grind the wire into small pellets. During chopping operations, the plastic casing of the wire is separated from the copper using a variety of techniques. In addition to wire chopping, we process scrap copper by baling and other repacking methods to meet customer specifications.

          Aluminum. We process aluminum based on the size of the pieces and customer specifications. Large pieces of aluminum are cut using crane-mounted alligator shears and stationary guillotine shears and are baled along with small aluminum stampings to produce large bales of aluminum. Smaller pieces of aluminum are repackaged to meet customer specifications.

          Other Non-Ferrous Materials. We process other non-ferrous metals using similar cutting, baling and repacking techniques as used to process aluminum. Other significant non-ferrous metals we process are stainless steel, titanium, brass and high-temperature alloys.

     Non-Ferrous Scrap Sales. We sell processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. Prices for the majority of non-ferrous scrap metals change based upon the daily publication of spot and futures prices on the COMEX or London Metals Exchange.

SEASONALITY AND OTHER CONDITIONS

     We believes that our operations can be adversely affected by protracted periods of inclement weather, which could reduce the volume of material processed at our facilities. In addition, periodic maintenance shutdowns or labor disruptions by our larger customers may have a temporary adverse impact on our operations.

EMPLOYEES

     As of March 31, 1999, we employed 1,876 persons, 798 of whom were covered by collective bargaining agreements. Our management believes that we have good relations with our employees.

ENVIRONMENTAL AND REGULATORY MATTERS

     We are subject to comprehensive local, state, federal and international statutory and regulatory requirements relating to, among others:

     - the acceptance, storage, treatment, handling and disposal of waste;

     - the discharge of materials into air;

     - waste water and storm water regulation;

     - remediation of soil and groundwater contamination;

     - natural resource damages; and

     - employee health and safety.

     Furthermore, the nature of our business and previous operations by others at facilities currently or formerly owned or operated by us expose us to risks of claims under environmental laws and regulations. We believe that we and our subsidiaries are in material compliance with currently applicable environmental and other applicable laws and regulations. We can give you no assurance, however, that we and our subsidiaries will avoid material fines, penalties and expenses associated with additional compliance issues in the future. We and our subsidiaries may be required from time to time to engage in certain remedial activities with regard to sites owned or operated by us or our subsidiaries. Furthermore, we and our subsidiaries may be required to perform or pay for certain remedial activities in regard to certain sites owned by third parties. We are not able to predict the ultimate costs of resolving environmental matters, but these costs are not expected to have a material effect on our financial condition or results of operations based on information currently available to us. However, we can give you no assurance that we will avoid potential damages, liabilities, expenditures, fines, and penalties that will have a material adverse effect on our financial condition or results of operations. In addition, environmental requirements may become more stringent or new requirements may be enacted which could result in material expenditures or penalties.

     Environmental legislation and regulations have changed rapidly in recent years, and it is likely that we will be subject to even more stringent environmental standards in the future. For example, the ultimate effect of the regulations to be implemented under the Clean Air Act Amendments of 1990 (the "Clean Air Act"), and the actual amount of any capital expenditures required thereby, will depend on how the Clean Air Act is interpreted and implemented pursuant to regulations that are currently being developed and on additional factors such as the evolution of environmental control technologies and the economic viability of these technologies. For these reasons, we cannot predict future capital expenditures for environmental control facilities with accuracy. However, we expect that environmental control standards will become increasingly stringent and that the expenditures necessary to comply with them could increase substantially.

     Local, state, federal, foreign and international authorities have also from time to time proposed or adopted other types of laws, regulations or initiatives with respect to the scrap metals recycling industry, including laws, regulations and initiatives intended to:

     - ban or restrict the intrastate, interstate or international shipment of wastes;

     - impose higher taxes or fees on certain shipments of waste; or

     - classify or reclassify certain categories of non-hazardous wastes as hazardous.

     Certain governmental authorities have promulgated "flow control" or other regulations, which attempt to require that all waste (or certain types of waste) generated within a particular jurisdiction go to certain disposal sites. None of these are yet in effect in the primary jurisdictions where we operate. However, the City of Chicago recently enacted an ordinance regulating recycling activities which, among other things, requires various permits and materials handling plans designed to prevent releases into the environment, which will require additional expenditures by us.

     We are required to obtain, and must comply with, various permits and licenses to conduct our operations. Violations of any permit or license, if not remedied, could result in our incurring substantial fines, suspension of operations or closure of a site. Further, our operations are conducted primarily outdoors and as such, depending on the nature of the ground cover, involve the risk of releases of regulated materials to the soil and, possibly, to ground water. There can be no assurance that material expenditures will not be required to prevent or address these conditions.

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

     Some laws also give private parties the right, in addition to existing common law claims, to file claims for injunctive relief or damages against the owners or operators of the site. Public interest groups, local citizens, local municipalities and other persons or organizations may have a right to seek judicial relief for purported violations of law or releases of pollutants into the environment. In some jurisdictions, recourse to the courts by individuals under common law principles such as trespass or nuisance have been or may be enhanced by legislation providing members of the public with statutory rights of action to protect the environment. Even if a scrap metals recycling facility is operated in full compliance with applicable laws and regulations, local citizens and other persons and organizations may seek compensation for damages allegedly caused by the operation of the facility. In some cases, the operation of scrap metals recycling facilities is subjected to heightened public scrutiny because of residential or other non-industrial property uses that have developed around such facilities. So-called "Not In My Backyard" ("NIMBY") grass roots community opposition to such facilities can materially interfere with such facilities' on-going operations and growth.

     We believe that, with heightened legal, political and citizen awareness and concerns, all companies in the scrap metals recycling industry may face, in the normal course of operating their businesses, fines and penalties and the need to expend substantial funds for capital projects, remedial work and operating activities, such as environmental contamination monitoring, soil removal, groundwater treatment, creation of engineered barriers and establishing institutional controls.

     Regulatory or technological developments relating to the environment may require companies engaged in the scrap metals recycling industry to modify, supplement or replace equipment and facilities at costs which may be substantial. Because the scrap metals recycling industry has the potential for discharge of regulated materials into the environment, we expect a material portion of our capital expenditures to relate, directly or indirectly, to environmental-related equipment and facilities. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and regulations, and enforcement policies will require even more significant capital investments in this regard. Expenditures for environmentally related capital improvements were not material for the year ended March 31, 1999. However, there can be no assurance that this will be the case in the future.

     See "Investment Considerations -- Potential Environmental Liability" below for a more detailed description of the environmental issues relevant to our operations.

RESEARCH AND DEVELOPMENT

     Our expenditures on research and development have not been material for any of the years ended March 31, 1999, 1998 and 1997, and we are not currently involved in any significant research and development projects.

CAPITAL EXPENDITURES

     The scrap metals recycling business is capital intensive. In the fiscal year ended March 31, 1999, we invested approximately $19 million to fund capital expenditure requirements and also invested $10.8 million to buy-out operating leases in order to purchase certain leased equipment used in our operations.

SIGNIFICANT CUSTOMERS

     For the year ended March 31, 1999, our 10 largest customers represented approximately 34.2% of our consolidated net sales. These customers comprised approximately 34.0% of our accounts receivable balances at March 31, 1999. No single customer accounted for more than 10% of our consolidated net sales. The loss of any one of our significant customers could have a material adverse effect on our results of operations and financial condition.

COMPETITION

     The markets for scrap metals are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. With regard to the purchase of raw scrap, we compete with numerous independent recyclers, as well as smaller scrap yards. Competition is based primarily on the price offered by the purchaser for the raw scrap and the proximity of the processing facility to the source of the raw scrap. With regard to the sale of processed scrap, we compete with other regional and local scrap metals recyclers. Competition for sales of processed scrap is based primarily on the price and quality of the scrap metals, as well as the level of service provided in terms of reliability and timing of delivery. We believe that our ability to handle substantial volumes, broad product line, geographic diversity and ability to provide value-added services provide us with a competitive advantage.

     We face potential competition for sales of processed scrap from producers of steel products, such as integrated steel mills and mini-mills, which may vertically integrate their current operations by entering the scrap metals recycling business. Many of these producers have substantially greater financial, marketing, and other resources than we do. Scrap metals processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap, which could result in lower prices for such products.

     In addition, in pursuing our acquisition strategy, we face significant competition from other consolidators in the scrap metals recycling industry. We believe that Ferrous Processing, Inc., Philip Services Corporation, Omni Source Corporation, David J. Joseph Corporation, Schnitzer Steel Industries Inc. and others are each pursuing, to varying degrees, consolidation of the recycling industry. Some of these competitors may have greater resources than we do.

BACKLOG

     The processing time for scrap metals is generally sufficiently short so as to permit us to fill orders for most of our products in a short time period. Accordingly, we do not consider backlog to be material to our business.

PATENTS AND TRADEMARKS

     Although we and our subsidiaries own certain patents and trademarks, we do not believe that our business is dependent on its intellectual property rights.

INVESTMENT CONSIDERATIONS

     In the normal course of our business, we, in an effort to help keep stockholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by us, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. The words "expect," "believe," "anticipate," "project," "estimate" and similar expressions are intended to identify forward-looking statements. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. All phases of our operations are subject to a number of uncertainties, risks, and other influences, many of which are outside our control, and any one of which, or a combination of which, could materially affect our financial condition or results of operations, the trading price of our Common Stock, and whether the forward-looking statements we make ultimately prove to be accurate.

     The following discussion outlines certain factors that could affect our financial condition, results of operations or future prospects and cause them to differ materially from those that may be set forth in forward-looking statements we make or which are made on our behalf.

  Ability to Service Indebtedness.

     During the year ended March 31, 1999, we experienced losses of approximately $50 million and were challenged to maintain adequate working capital and to comply with the agreements governing our indebtedness. Since September 30, 1998, we have entered into three amendments to our Senior Credit Facility (hereinafter defined) to avoid the occurrence of events of default under that facility. If our results of operations do not improve during the current fiscal year, we could be unable to make interest payments on our indebtedness or may have difficulty complying with financial debt covenants. In addition, there can be no assurance that further amendments or waivers of defaults under our Senior Credit Facility would be available in the future if we were to default on our indebtedness. In that event, we may be required to restructure our operations and financial obligations. Based on our projections for the current fiscal year, we believe that we will be able to meet maturing debt obligations as they become due and comply with our financial and other debt covenants.

     Our recent results of operations for the year ended March 31, 1999 were negatively impacted by a dramatic and precipitous collapse in the domestic steel industry and, in turn, the metals recycling industry. This resulted in a significant decline in the price and demand for scrap metals. Although there has been some improvement in the market conditions in the scrap metals industry since January 1999, resulting in both improved demand and pricing for scrap metals, we cannot assure you that this trend will continue to be sustained.

  Leverage.

     We are highly leveraged. As of March 31, 1999, we had $335.5 million of debt outstanding. During the fiscal year ended March 31, 1999, we had a deficiency in our earnings to cover fixed charges in the amount of $64.1 million. Subject to certain restrictions, exceptions and financial tests set forth in the Indenture governing our Senior Subordinated Notes (hereinafter defined), the Indenture governing our Senior Secured Notes (hereinafter defined) and in our Senior Credit Facility, we may incur additional indebtedness in the future.

The degree to which we are leveraged could have important negative consequences to the holders of our securities, including, the following:

     - we will have to use a substantial portion of our cash flow from operations to pay debt service rather than for operations;

     - our ability to obtain additional future financing for acquisitions, capital expenditures, working capital or general corporate purposes could be limited;

     - we will have increased vulnerability to adverse general economic and metals recycling industry conditions; and

     - we may be vulnerable to higher interest rates because borrowings under some of our credit arrangements are at variable rates of interest.

     We can give you no assurance that our business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable us to service our indebtedness, or make necessary capital expenditures. For a description of the instruments governing our indebtedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Part II, Item 7 of this Report.

  Our indebtedness contains covenants that restrict our ability to engage in certain transactions.

     Our Senior Credit Facility, the Indenture governing our Senior Subordinated Notes and the Indenture governing our Senior Secured Notes contain covenants that, among other things, restrict our and most of our subsidiaries' ability to:

     - incur additional indebtedness;

     - pay dividends;

     - prepay subordinated indebtedness;

     - dispose of some types of assets;

     - make capital expenditures;

     - create liens and make some types of investments or acquisitions; and

     - engage in some fundamental corporate transactions.

     In addition, under our Senior Credit Facility, we are required to satisfy specified financial covenants, including an interest coverage ratio and ratio of capital expenditures to consolidated revenues. Our ability to comply with these provisions may be affected by general economic conditions, industry conditions, and other events beyond our control. Our breach of any of these covenants could result in a default under our Senior Credit Facility. In the event of a default, depending on the actions taken by the lenders under our Senior Credit Facility, the lenders could elect to declare all amounts borrowed under our Senior Credit Facility, together with accrued interest, to be due and payable. In addition, a default under the Indenture governing our Senior Secured Notes or the Indenture governing our Senior Subordinated Notes would constitute a default under our Senior Credit Facility and any instruments governing our other indebtedness. Since September 30, 1998, due to the decline in our results of operations, we have entered into three amendments to our Senior Credit Facility to avoid the occurrence of events of default under that facility. We cannot assure you that further amendments or waivers of default under our Senior Credit Facility would be available in the future if an event of default were to arise.

     Both the Indenture governing our Senior Subordinated Notes and the Indenture governing our Senior Secured Notes contain restrictions on our ability to incur additional indebtedness, subject to certain exceptions, unless we meet a fixed charge coverage ratio of 2.0 to 1.0 for the immediately preceding four calendar quarters. Because of our recent financial performance, we currently would not satisfy the fixed-charge coverage ratio test, and, accordingly, are unable and will remain unable in the foreseeable future to incur significant amounts of additional indebtedness. As a result, if we experience a liquidity shortfall, our ability to incur additional indebtedness to cover the shortfall will be severely limited.

 Our inability to control or manage growth effectively or to successfully integrate new businesses into our operations would have a material adverse effect on our results of operations and financial condition.

     We intend to continue to actively pursue mergers and acquisitions. We cannot assure you that we will be successful in acquiring other entities or that we will be able to effectively manage those acquired entities. Our ability to achieve our expansion objectives and to manage our growth effectively depends on a variety of factors, including:

     - our ability to identify appropriate acquisition targets and to negotiate acceptable terms for their acquisition;

     - the integration of new businesses into our operations;

     - the achievement of cost savings; and

     - the availability of capital.

     Depending on the nature and size of these transactions, if any, we may experience working capital and liquidity shortages. We cannot assure you that additional financing will be available on terms and conditions acceptable to us, if at all.

     Due to the limited experience of management in effecting a consolidation strategy on the scale we intend to pursue, we cannot assure you that we will be able to successfully effect our consolidation strategy, even if we are able to acquire other entities on acceptable terms and conditions. In addition, none of our existing subsidiaries has significant experience operating as a subsidiary of a public holding company subject to formal accounting and reporting requirements. We will be required to continue to devote significant management time and capital to enhance information systems and to improve and monitor internal controls. We will also have to recruit managers with appropriate skills to ensure the timeliness and accuracy of financial reports. The success of our consolidation strategy depends in part on our ability to oversee diverse operations and to successfully integrate processing, marketing and other resources.

  Past financial performance should not be considered a reliable indicator of future performance.

     The Company has only recently entered the scrap metals recycling industry as of April 1996. Accordingly, past financial performance should not be considered a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

  The metals recycling industry is highly cyclical.

     The operating results of the scrap metals recycling industry in general, and our operations specifically, are highly cyclical in nature. They tend to reflect and be amplified by general economic conditions, both domestically and internationally. Historically, in periods of national recession or periods of minimal economic growth, the operations of scrap metals recycling companies have been materially and adversely affected. For example, during recessions or periods of minimal economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum. This leads to significant fluctuations in demand and pricing for our products. Future economic downturns in the national and international economy would likely materially and adversely affect our results of operations and financial condition. Our ability to withstand significant economic downturns in the future will depend in part on our level of capital and liquidity.

     Our business can also be adversely affected by increases in steel imports into the United States which generally have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals. For example, beginning in July 1998, the domestic steel industry and, in turn, the metals recycling industry suffered a dramatic and precipitous collapse, resulting in a significant decline in the price and demand for scrap metals. The decline in the steel and scrap metal sectors was the result, in large part, of the increase in steel imports flowing into the United States, principally from Japanese, Brazilian, Russian and Southeast Asian steel producers during the last six months of 1998. Our results of operations were adversely impacted during the year ended March 31, 1999 by these factors.

  Prices of commodities we own may be volatile.

     Although we have an objective to turn over our inventory of raw or processed scrap metals as rapidly as possible, we are exposed to commodity price risk during the period that we have title to products that are held in inventory for processing and/or resale. Prices of commodities can be volatile due to numerous factors beyond our control, including general economic conditions; labor costs; competition; availability and relative pricing of scrap metal substitutes; import duties; tariffs and currency exchange rates. In an increasing price environment, competitive conditions may limit our ability to pass on price increases to our customers. In a decreasing price environment, we may not have the ability to fully recoup the cost of raw scrap we process and sell to our customers. The lack of long-term purchase agreements with our significant customers may exacerbate this risk.

  Compliance with OSHA.

     Our operations are subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration ("OSHA"). Five accidental employee deaths and a number of serious accidental injuries, have occurred at our subsidiaries during the past four years. We have been fined in regard to some of these incidents. We cannot assure you that we will be able to avoid material liabilities for any employee death, or injury that may occur in the future or that these types of incidents may not have a material adverse effect on our financial condition.

  We may not be able to negotiate future labor contracts on favorable terms.

     Many of our active employees are represented by various labor unions, including the Teamsters Union, the United Steel Workers Union and the United Auto Workers. As our agreements with those unions expire, we cannot assure you that we will be able to negotiate extensions or replacements on terms favorable to us, or at all, or that we will be able to avoid strikes, lockouts or other labor actions from time to time. We cannot assure you that new labor agreements will be reached with our unions as those labor contracts expire. Any labor action resulting from the failure to reach an agreement with one of our unions may have a material adverse effect on us or our results of operations.

 The loss of any member of our senior management team or a significant number of our managers could have a material adverse effect on our operations.

     Our operations to date have depended in large part on the skills and efforts of our senior management team, including T. Benjamin Jennings, our Chairman and Chief Executive Officer, and Albert A. Cozzi, our President and Chief Operating Officer. In addition, we rely substantially on the experience of the management of our subsidiaries with regard to day-to-day operations. While we have employment agreements with Messrs. Jennings and Cozzi and certain members of our management team at the subsidiary level, we cannot assure you that we will be able to retain the services of any of those individuals. The loss of any member of our senior management team or a significant number of managers could have a material adverse effect on our operations.

 The profitability of our scrap recycling operations depends, in part, on the availability of an adequate source of supply.

     We acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to continue selling scrap materials to us. If a substantial number of scrap suppliers cease selling scrap metals to us, our results of operations or financial condition would be materially and adversely affected.

 The concentration of our customers and our exposure to credit risk could have a material adverse effect on our results of operations or financial condition.

     Our ten largest customers represented approximately 34.2% of consolidated net sales for the year ended March 31, 1999. Accounts receivable balances from these customers represented approximately 34.0% of consolidated accounts receivable at March 31, 1999. The loss of any one of these significant customers could adversely affect our results of operations or financial condition.

     In connection with the sale of our products, we generally do not require collateral as security for customer receivables. Some of our subsidiaries have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectibility of those receivables. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations or financial condition.

 A significant increase in the use of scrap metals alternatives by current consumers of processed scrap metals could have a material adverse effect.

     During periods of high demand for scrap metals a tightness can develop in the supply and demand balance for ferrous scrap. The relative scarcity of ferrous scrap, particularly the "cleaner" grades, and its high price during such periods have created opportunities for producers of alternatives to scrap metals. Although these alternatives have not been a major factor in the industry to date, we cannot assure you that the use of alternatives to scrap metals will not proliferate if the prices for scrap metals rise or if the levels of available unprepared ferrous scrap decrease.

  Potential Environmental Liability.

     General. We are subject to potential liability and may also be required from time to time to clean up or take certain remedial action with regard to sites currently or formerly used in connection with our operations. Furthermore, we may be required to pay for all or a portion of the costs to clean up or remediate sites we never owned or operated if we are found to have arranged for transportation, treatment or disposal of regulated substances on or to these sites. We are also subject to potential liability for environmental damage that our assets or operations may cause nearby landowners, particularly as a result of any contamination of drinking water sources or soil, including damage resulting from conditions existing prior to the acquisition of these assets or operations. Any substantial liability for environmental damage could materially adversely affect our operating results and financial condition.

     Incompleteness of Site Investigations. As part of our pre-transaction "due diligence" investigations, we typically hire an environmental consulting firm to conduct pre-transaction screen reviews, or Phase I and/or Phase II site assessments of the sites owned or leased by particular acquisition or merger candidates. However, these pre-transaction reviews and site assessments have not covered all of the sites owned or leased by the companies which are acquired by us. Moreover, those pre-transaction reviews and site assessments which have occurred have not been designed or expected (and will not in the future be designed or expected) to disclose all material contamination or liability that may be present. For example, we do not include soil sampling or core borings as a standard part of these pre-transaction reviews and site assessments, even though such sampling and core borings might increase the chances of finding contamination on a particular site. Failure to conduct soil sampling and core borings on a particular site could result in us failing to identify a seriously contaminated site prior to an acquisition or merger.

     Likelihood of Contamination at Some Sites. Pre-transaction reviews and site assessments of our current sites conducted by independent environmental consulting firms have revealed that some soil, surface water and/or groundwater contamination, including various metals, arsenic, petrochemical byproducts, waste oils, polychlorinated biphenyls, volatile organic compounds and baghouse dust, is likely at certain of these sites, and have recommended that we conduct additional investigations and remediation. Based on our review of these reports, we believe that it is likely that contamination at varying levels exists at our sites, and some of our sites will require additional investigation, monitoring and remediation.

     The ultimate extent of this contamination cannot be stated with any certainty at this point, and we can give you no assurance that the cost of remediation will be immaterial. The existence of this contamination could result in federal, state, local or private enforcement or cost recovery actions against us, possibly resulting in disruption of our operations, the need for proactive remedial measures, and substantial fines, penalties, damages, costs and expenses being imposed against us.

     We expect to require future cash outlays as we incur the actual costs relating to the remediation of environmental liabilities. The incurrence of the costs may have a material adverse effect on our results of operations and financial condition. In this regard, we have established an overall reserve of $2.2 million at March 31, 1999 for environmental liabilities that have been identified and quantified.

     Recommendations of Environmental Consultants. Our environmental consultants have recommended that we take a variety of preventative and/or remedial actions, including:

     - the sampling of soil, surface and groundwater at its various facilities;

     - the remediation of any existing contamination under applicable regulations;

     - the development of spill prevention control and countermeasure plans;

     - the completion of certain actions in regard to storm water pollution prevention plans;

     - the completion and/or filing of certain annual reports and summaries required by governmental agencies;

     - the completion of oil discharge and response plans; and

     - the remediation of certain materials suspected of containing asbestos.

     If we fail to follow these recommendations, we may be subject to a governmental enforcement action, the imposition of fines, penalties and damages, and/or require remediation at some future time at a cost which may have a material adverse effect on our results of operations and financial condition.

     In connection with the acquisition of the assets of Aerospace, we have identified certain on-site contamination which will require remediation in accordance with a remediation plan prepared by an independent engineering firm. The costs of this remediation will be paid by the seller of the assets of Aerospace from an escrow fund established for such purpose out of the purchase consideration we paid for these assets. Significant progress has been made to date in implementing the remediation plan which we expect will be completed by July 1999. However, until the remediation is actually completed, and the completion certified by the environmental consultant engaged to perform the remediation, we cannot assure you that we will not be required to make significant expenditures to complete the remediation.

     Uncertain Costs of Environmental Compliance and Remediation. Many factors affect the level of expenditures we will be required to make in the future to comply with environmental requirements, including:

     - new local, state and federal laws and regulations;

     - the developing nature of administrative standards promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("Superfund"), and other environmental laws, and changing interpretations of such laws;

     - uncertainty regarding adequate control levels, testing and sampling procedures, new pollution control technology and cost benefit analyses based on market conditions;

     - the incompleteness of information regarding the condition of certain sites;

     - the lack of standards and information for use in the apportionment of remedial responsibilities;

     - the numerous choices and costs associated with diverse technologies that may be used in remedial actions at such sites;

     - the possible ability to recover indemnification or contribution from third parties; and

     - the time periods over which eventual remediation may occur.

     Lack of Environmental Impairment Insurance. In general, our subsidiaries do not carry environmental impairment liability insurance. In general, our subsidiaries operate under general liability insurance policies, which do not cover environmental damage. If one or more of our subsidiaries were to incur significant liability for environmental damage not covered by environmental impairment insurance, or for other claims in excess of its general liability insurance and umbrella coverage, our results of operations and financial condition could be materially adversely affected.

     Risks Associated With Certain By-Products. Our scrap metals recycling operations produce significant amounts of by-products. Heightened environmental risk is associated with some of these by-products. For example, certain of our subsidiaries operate shredders for which the primary feed materials are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hulk consists of material, referred to as shredder fluff, which remains after the segregation of ferrous and saleable non-ferrous metals. Federal environmental regulations require testing or evaluation of shredder fluff to avoid classification as a hazardous waste. We endeavor to have hazardous contaminants from the feed material removed prior to shredding. In general, our subsidiaries treat shredder fluff as a special non-hazardous waste. If the shredder fluff is tested and determined to be hazardous, then it is disposed of as a hazardous waste. If we are required to treat shredder fluff as a hazardous waste, we may incur additional material expenditures for disposal or treatment.

     Potential Superfund Liability. Several of our subsidiaries have received notices from the United States Environmental Protection Agency ("EPA") that each of these companies and numerous other parties are considered potentially responsible parties and may be obligated under Superfund to pay a portion of the cost of remedial investigation, feasibility studies and, ultimately, remediation to correct alleged releases of hazardous substances at various third party sites. Superfund may impose joint and several liability for the costs of remedial investigations and actions on the entities that arranged for disposal of certain wastes, the waste transporters that selected the disposal sites, and the owners and operators of these sites. Responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal, or ownership of the disposal site. Based upon our analysis of the situation, we currently do not expect the potential liability of our subsidiaries in these matters to have a material adverse effect on our financial condition or results of operation.

     Underground Storage Tanks. Underground storage tanks exist at several of our sites. At least one of these tanks may not yet comply with current regulatory requirements. We do not believe that this lack of compliance will result in a material liability. In the event a release of regulated product has occurred, we may incur significant costs to investigate and remediate the release.

     Compliance History. We have, in the past, been found not to be in compliance with certain environmental laws and regulations, and have incurred fines associated with such violations which have not been material in amount and may in the future incur additional fines associated with such violations. We have also paid a portion of the costs of certain remediation actions at certain sites. We cannot assure you that we will avoid material fines, penalties, damages and expenses resulting from additional compliance issues and liabilities in the future.

ITEM 2.  PROPERTIES

     Our facilities generally are comprised of:

     - processing areas;

     - administrative offices;

     - warehouses for the storage of repair parts and certain types of raw and processed scrap;

     - covered and open storage areas for raw and processed scrap;

     - a machine or repair shop for the maintenance and repair of the facility's vehicles and equipment;

     - scales for weighing scrap; and

     - loading and unloading facilities.

     Most of our facilities have specialized equipment for processing various types and grades of raw scrap which may include a heavy duty automotive shredder to process both ferrous and non-ferrous scrap, crane-mounted alligator or stationary guillotine shears to process large pieces of heavy scrap, wire stripping and chopping equipment, baling equipment and torch cutting facilities.

     The following table sets forth information regarding our principal properties:

                                                                                      APPROXIMATE   LEASED/
LOCATION                                                       OPERATIONS             SQUARE FEET    OWNED
--------                                                       ----------             -----------   -------
Metal Management, Inc.
  500 N. Dearborn St., Chicago, IL................  Corporate Office                      11,200    Leased
Aerospace
  500 Flatbush Ave., Hartford, CT.................  Office/Processing                  1,481,040    Leased
Cozzi Iron & Metal
  2232 S. Blue Island Ave., Chicago, IL...........  Office                                10,095     Owned
  2305 S. Paulina St., Chicago, IL................  Maintenance/Shredder                 392,040     Owned
  2500 S. Paulina St., Chicago, IL................  Office/Warehouse/Shear               168,255     Owned
  2425 S. Wood St., Chicago, IL...................  Office/Warehouse/Baler               103,226     Owned
  2451 S. Wood St., Chicago, IL...................  Office/Maintenance                   178,596     Owned
  350 N. Artesian Ave., Chicago, IL...............  Office/Maintenance/Shredder          348,480     Owned
  6660 S. Nashville Ave., Bedford Park, IL........  Office/Warehouse/Baler               304,223     Owned
  3601 Canal St., East Chicago, IN................  Maintenance/Balers(2)/Shear          588,784     Owned
  77 E. Railroad Street, Mononghahela, PA.........  Office/Warehouse/Baler/Shear         174,240     Owned
  1509 W. Cortland St., Chicago, IL...............  Warehouse                            162,540     Owned
  1831 N. Elston Ave., Chicago, IL................  Warehouse                             35,695     Owned
  26th and Paulina Streets, Chicago, IL...........  Office/Maintenance/Baler/Crusher     323,848     Owned
  9331 S. Ewing Ave., Chicago, IL.................  Office/Maintenance/Shredder          293,087     Owned
  3200 E. 96th St., Chicago, IL...................  Office/Maintenance/Eddy Current      364,969     Owned
                                                    Separation System
  3151 S. California Ave., Chicago, IL............  Office/Maintenance/Shredder          513,500    Leased
  1000 N. Washington, Kankakee, IL................  Office/Maintenance/Warehouse         217,800     Owned
  564 N. Entrance Ave., Kankakee, IL..............  Office/Warehouse                     206,910     Owned
  1201 W. 138th St., Riverdale, IL................  Office/Warehouse/Dismantling           9,000    Leased
  320 Railroad St., Joliet, IL....................  Feeder Yard                           43,760    Leased
HouTex
  15-21 Japhet, Houston, TX.......................  Office/Warehouse/Barge             1,960,200    Leased
                                                    Terminal/Processing
Isaac Group
  Rte. 281 East, Defiance, OH.....................  Office/Maintenance/Briquetting     3,267,000     Owned
  1645 Indian Wood Circle, Maumee, OH.............  Office                                24,000    Leased
  715 E. Perry St., Bryan, OH.....................  Warehouse/Briquetting                187,308     Owned
  15360 State Rte. 613 East, Paulding, OH.........  Office/Warehouse                     130,680    Leased
  18899 Snow Rd., Brook Park, OH..................  Office/Maintenance/Briquetting     1,437,480     Owned
Kimerling
  2020 Vanderbilt Rd., Birmingham, AL.............  Office/Shear/Granulator            1,150,073     Owned
MacLeod Companies
  833 W. 182nd St., Gardena, CA...................  Warehouse/Processing                   4,700    Leased
  1022 W. Lomita Blvd., Harbor City, CA...........  Warehouse                             19,223    Leased
  9309 Rayo Ave., Southgate, CA...................  Office/Warehouse/Processing          304,920     Owned
Metal Management Arizona
  3700 W. Lower Buckeye Rd., Phoenix, AZ..........  Baler                              1,089,000     Owned
  3640 S. 35th Ave., Phoenix, AZ..................  Office/Shear/Shredder/Baler        1,121,670    Leased
  3501 NW Grand Ave., Phoenix, AZ.................  Feeder Yard                           10,890    Leased

                                                                                      APPROXIMATE   LEASED/
LOCATION                                                       OPERATIONS             SQUARE FEET    OWNED
--------                                                       ----------             -----------   -------
  4457 Gila Ridge Rd., Yuma, AZ...................  Feeder Yard                          217,800    Leased
  5851 E. 22nd St., Tucson, AZ....................  Feeder Yard                           10,890    Leased
  1800 N. Stone, Tucson, AZ.......................  Office/Warehouse                     152,460     Owned
  1900 Rio Solado Parkway, Tempe, AZ..............  Feeder Yard                          108,900     Owned
Metal Management Gulf Coast
  4390 Peters Rd, Harvey, LA......................  Office/Shear/Baler                   696,960    Leased
Metal Management Pittsburgh
  2045 Lincoln Blvd., Elizabeth, PA...............  Office/Processing                    423,054     Owned
  2600 Chartiers Ave., Heidelberg, PA.............  Processing                            50,253     Owned
Naporano Iron & Metal
  Foot of Hawkins St., Newark, NJ.................  Office/Baler/Shear                   382,846     Owned
  Port of Newark, Newark, NJ......................  Barge & Ship                         839,414    Leased
                                                    Terminal/Stevedoring
  252-254 Doremus Ave., Newark, NJ................  Shredder/Processing                  384,000     Owned
Newell Recycling West
  5601 York St., Denver, CO.......................  Office/Shredder                      392,040     Owned
  2690 East Las Vegas St., Colorado Springs, CO...  Feeder Yard                          522,720     Owned
  3260 W. 500 South St., Salt Lake City, UT.......  Office/Shredder                      435,600     Owned
PerlCo
  540 Weakly St., Memphis, TN.....................  Office/Maintenance                   178,596     Owned
  526 Weakly St., Memphis, TN.....................  Warehouse/Baler/Shear/Shredder       859,874     Owned
Proler Southwest
  90 Hirsch Rd., Houston, TX......................  Office/Warehouse/Processing          378,972     Owned
  120-121 Apache Dr., Jackson, MS.................  Office/Processing                    562,795     Owned
Reserve Iron & Metal
  4431 W. 130th St., Cleveland, OH................  Office/Iron Breaking/Aluminum      2,178,000    Leased
  12701 S. Doty Ave., Chicago, IL.................  Shear/Iron Breaking                  784,080    Leased
Schiavone
  234 Universal Drive, North Haven, CT............  Office/Shredder/Baler/Shear        1,089,000     Owned
  1116 S. Main St., Torrington, CT................  Office/Warehouse/Processing          261,360     Owned

     We believe that our facilities are suitable for their present and intended purposes and have adequate capacity for our current levels of operation.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues applicable to the operations of our subsidiaries. There are presently no legal proceedings pending against us which, in the opinion of our management, is likely to have a material adverse effect on our business, financial position or results of operations.

     On July 24, 1998, the City of Chicago brought suit against Cozzi Iron & Metal alleging that each of its seven scrap metal processing facilities within the City was operating in violation of various municipal ordinance provisions and causing a public nuisance threatening the health and safety of residents (City of Chicago v. Cozzi Iron & Metal Inc., 98 CH 9801. Circuit Court, Cook County, Chancery Division). The City alleges, among other things, that Cozzi Iron & Metal's operations have resulted in soil contamination, unlawful discharges into city sewers and adjoining waterways, unlawful storage of various materials and atmospheric pollution, including odors and dust. The City is seeking an order directing Cozzi Iron & Metal to correct these alleged conditions as well as fines. Cozzi Iron & Metal is currently negotiating with the City to reach an appropriate resolution of this matter. Cozzi Iron & Metal has proposed a comprehensive site management plan for its main yard as a model for all sites, including various site improvements, grading, storm water control and used oil and liquids collection and containment. Cozzi Iron & Metal cannot determine the total cost that may result from this lawsuit which will depend, in part, upon the nature and extent of any soil or other contamination identified and specific response measures required. While we do not believe such costs are likely to have a material adverse effect on our business or financial condition, there can be no assurance that this will be the case.

     In February 1999, a superseding indictment was issued by a federal grand jury against Newell Recycling of Denver, Inc., (now Newell Recycling West) alleging that Newell Recycling West knowingly endangered employees by illegally storing an ignitable hazardous waste, namely, discarded gasoline, and also illegally disposing of discarded gasoline in violation of The Resource Conservation and Recovery Act of 1976, as amended. Two former employees and one current employee of Newell Recycling West were charged with illegal storage and disposal of discarded gasoline. The allegations relate to a fire at Newell Recycling West's facility in Denver, Colorado on October 30, 1995, before Newell Recycling West was purchased by us, in which three employees were burned when entering a pit below an automobile shredder. The indictment also alleges that liquid waste from the pit was pumped and disposed of on the ground at the facility. Based on the current indictment, the maximum potential statutory fine for the alleged acts by Newell Recycling West is $1,350,000. The prior owner of Newell Recycling West is contractually obligated to indemnify the Company for any liabilities resulting from this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the shareholders of Metal Management during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

     The Company's Common Stock, traded under the symbol "MTLM," has traded on the NASDAQ SmallCap Market since May 28, 1999. Previously, the Company's Common Stock traded on the NASDAQ National Market. The following table sets forth the high and low bid information for the Common Stock for the periods indicated, as reported by the NASDAQ National Market. They reflect inter-dealer prices, without retail mark-up, mark-down or commission.

                                                              HIGH      LOW
                                                              ----      ---
FISCAL 1999 (YEAR ENDED 3/31/99)
Fourth Quarter.............................................  $ 4.50    $ 1.22
Third Quarter..............................................    4.38      1.38
Second Quarter.............................................   10.75      2.13
First Quarter..............................................   15.44      9.88

FISCAL 1998 (YEAR ENDED 3/31/98)
Fourth Quarter.............................................  $17.38    $11.13
Third Quarter..............................................   29.38     14.50
Second Quarter.............................................   29.50     13.88
First Quarter..............................................   15.00      8.13

     The number of registered stockholders of record of the Company's Common Stock, based on the transfer agent records of the Company at March 31, 1999, was approximately 600. On March 31, 1999, the closing price per share of the Company's Common Stock as reported on the NASDAQ National Market was $1.59.

     The Company has not paid any cash dividends since August 31, 1995. The Company presently has no intention of paying dividends in the foreseeable future and intends to utilize its cash for its business operations. The Company's debt covenants restrict the Company's ability to pay cash dividends.

UNREGISTERED SALES OF SECURITIES

     On April 28, 1998, the Company issued 45,454 shares of Common Stock to Katrick, Inc. as partial consideration for the acquisition of assets of 138 Scrap and Katrick, Inc. The shares were recorded as purchase consideration at their fair value of $0.5 million. The Company also issued a warrant to purchase an aggregate of 50,000 shares of Common Stock at $12.88 per share in consideration for services rendered or to be rendered.

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

     On June 23, 1998, the Company issued 857,180 shares of Common Stock and a warrant to purchase 150,000 shares of Common Stock at $10.50 per share to the former shareholder of Newell Recycling in partial consideration for all the outstanding stock of Newell Recycling. The Common Stock and the warrant issued were recorded as purchase consideration at their fair value of approximately $8.7 million.

     On July 1, 1998, the Company issued 1,938,879 shares of Common Stock to the former shareholders of Naporano as partial consideration for all the outstanding common stock of Naporano. The shares were recorded as purchase consideration at their fair value of $18.5 million.

     On July 1, 1998, the Company issued 435,558 shares of Common Stock to the former shareholders of Schiavone as partial consideration for certain assets of Schiavone. The shares were recorded as purchase consideration at their fair value of $4.3 million.

     On July 7, 1998, the Company issued 650,000 shares of Common Stock to the former shareholders of Kimerling as partial consideration for certain assets of Kimerling. The shares were recorded as purchase consideration at their fair value of $5.4 million. The Company also issued warrants to purchase an aggregate of 100,000 shares of Common Stock at $13.00 per share in consideration for services rendered or to be rendered.

     On July 8, 1998, the Company issued 203,692 shares of Common Stock to the former shareholder of Nicroloy as partial consideration for certain assets of Nicroloy. The shares were recorded as purchase consideration at their fair value of $1.9 million.

     On July 15, 1998, the Company issued 362,088 shares of Common Stock to Midwest Metallics, L.P. as partial consideration for certain assets of Midwest Metallics, L.P. The shares were recorded as purchase consideration at their fair value of $3.1 million.

     On November 2, 1998, the Company issued 6,000 shares of Series C Preferred Stock to FPX, Inc. and Southern Tin Compress Corporation in exchange for the common stock of FPX, Inc. and certain assets of Southern Tin Compress Corporation. The Series C Preferred Stock is convertible into shares of Common Stock at a price equal to $9.00 per share of Common Stock during the five year period following the date of issuance, and thereafter at the market value of the Common Stock. The Series C Preferred Stock was recorded as purchase consideration at its fair value of $5.1 million.

     On January 22, 1999, the Company completed a private sale of 192,000 shares of the Company's Common Stock at a purchase price of $2.00 per share to certain officers and directors of the Company. The Company received proceeds of approximately $0.4 million in that transaction. There were no fees or commissions paid in the transaction.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company for the periods indicated. The information contained in this table should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included in Part IV, Item 14 of this Report. The historical data has been restated to reflect the merger with Bluestone as a pooling-of-interests. The financial data included in the table below reflect the results of the Company's prior operations of designing, manufacturing and marketing electronic presentation products and color printers and related consumable products as discontinued operations. The Company sold the assets relating to these operations in July and December 1996. For information about principal acquisitions and divestitures, see notes 2 and 4 to the consolidated financial statements included in Part IV, Item 14 of this Report. The historical results are not necessarily indicative of results to be expected for any future period.

                                                          FIVE MONTHS
                                       FISCAL YEARS          ENDED              FISCAL YEARS
                                     ENDED OCTOBER 31,     MARCH 31,          ENDED MARCH 31,
                                     -----------------    -----------    --------------------------
                                      1994      1995         1996         1997      1998      1999
                                      ----      ----         ----         ----      ----      ----
                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..........................  $64.8     $112.8       $ 36.3       $141.8    $570.0    $805.3
Gross profit.......................    3.5        7.8          1.4         11.4      52.1      65.2
General and administrative
  expenses.........................    2.0        6.3          2.3         10.4      28.2      56.4
Depreciation and amortization......    0.1        0.1          0.1          2.5      10.1      25.6
Non-cash and non-recurring
  expenses(1)......................    0.0        0.0          0.0          0.0      43.5      16.2
Operating income (loss) from
  continuing operations............    1.4        1.4         (1.0)        (1.5)    (29.7)    (33.0)
Interest expense...................    0.4        1.2          0.5          2.3      10.0      31.3
Income (loss) from continuing
  operations.......................    1.9        1.1         (0.9)        (2.1)    (34.4)    (47.0)
Income (loss) from discontinued
  operations.......................   (0.4)      (2.7)         0.0          0.8       0.2       0.1
Extraordinary charge(2)............    0.0        0.0          0.0          0.0       0.0       0.9
Preferred stock dividends(3).......    0.0        0.0          0.0          0.0       7.1       1.8
Net income (loss) applicable to
  Common Stock.....................    1.5       (1.6)        (0.9)        (1.3)    (41.3)    (49.7)
Income (loss) from continuing
  operations applicable to Common
  Stock:
  Basic............................  $0.31     $ 0.18       $(0.15)      $(0.21)   $(2.00)   $(1.22)
  Diluted..........................  $0.31     $ 0.18       $(0.15)      $(0.21)   $(2.00)   $(1.22)
  Cash dividends per common
     share.........................  $0.20     $ 0.15       $ 0.00       $ 0.00    $ 0.00    $ 0.00
BALANCE SHEET DATA:
Working capital (deficit)..........  $10.7     $ 11.1       $ 11.1       $ (9.7)   $101.6    $ 85.9
Total assets.......................   30.6       39.1         31.7         94.7     497.2     667.7
Total debt (including current
  maturities)......................    8.1       17.6         11.6         48.1     151.5     335.5
Convertible preferred stock........    0.0        0.0          0.0          0.0      33.0      20.0
Common stockholders' equity........   15.8       12.6         12.4         27.2     215.4     219.2

---------------
(1) Non-cash and non-recurring expenses of $43.5 million for Fiscal 1998 consisted of non-cash warrant compensation expense of $30.6 million and facility abandonment, shut-down and integration charges of $12.9 million. Non-cash and non-recurring expenses of $16.2 million for Fiscal 1999 consisted of non-cash warrant compensation income of $6.8 million, merger related costs of $3.2 million, loss on the Superior Forge disposition of $6.8 million and facility abandonment and integration charges of $13.0 million.

(2) Extraordinary charge in Fiscal 1999 relates to prepayment penalties, fees, and other costs incurred to refinance debt, net of related income tax benefit.

(3) Fiscal 1998 amount includes a $5.6 million non-cash charge for the beneficial conversion feature of the preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-K which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. See "Investment Considerations" included in Part I,
Item 1 of this Report for a discussion of the factors that could have a significant impact on the Company's financial conditions or results of operations.

     The purpose of the following discussion is to facilitate the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company, including changes arising from recent acquisitions by the Company, the timing and nature of which have significantly effected the Company's results of operations. The following discussion and analysis does not include a comparison of the financial condition and results of operation for the year ended March 31, 1997 to any prior periods. The Company's prior operations of designing, manufacturing and marketing electronic presentation products and color printers and related consumable products were sold in July and December 1996 and since April 1996, the Company consummated 26 acquisitions (including our investment in Southern Recycling) and now operates approximately 50 recycling facilities in 15 states. In the opinion of management, any comparison of the results of operations for the year ended March 31, 1997 to prior periods would not provide information relevant to an assessment of the financial condition or results of operations of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part IV, Item 14 of this report.

GENERAL

     Metal Management is one of the largest and fastest-growing full-service metals recyclers in the United States, with approximately 50 recycling facilities in 15 states. In addition, Metal Management holds a 28.5% member interest in Southern Recycling, the largest scrap metal recycler in the Gulf Coast region. The Company is a leading consolidator in the metals recycling industry. The Company has achieved its leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. The Company believes that its consolidation strategy will enhance the competitive position and profitability of the operations it acquires because of improved managerial and financial resources and increased economies of scale.

     The Company is primarily engaged in the collection and processing of ferrous and non-ferrous metals for resale to metals brokers, steel producers, and producers and processors of other metals. The Company collects industrial scrap and obsolete scrap, processes it into reusable forms and supplies the recycled metals to its customers, including mini-mills, integrated steel mills, foundries and metals brokers. The Company believes that it provides one of the most comprehensive offerings of both ferrous and non-ferrous scrap metals in the industry. The Company's ferrous products primarily include shredded, sheared, hot briquetted, cold briquetted and bundled scrap and other processed scrap, such as turnings, cast and broken furnace iron. The Company also processes non-ferrous metals, including aluminum, copper, stainless steel, brass, titanium and high temperature alloys, using similar techniques and through application of the Company's proprietary technologies. For the year ended March 31, 1999, the Company sold approximately 5.0 million tons of ferrous scrap and approximately
627.2 million pounds of non-ferrous scrap.

     The Company's predecessor was incorporated on September 24, 1981 as a California corporation under the name General Parametrics Corporation, and was reincorporated as a Delaware corporation in June 1986 under the same name. Prior to April 1996, the Company manufactured and marketed color thermal and dye sublimation printers and related consumables, including ribbons, transparencies and paper. The Company sold this business in two separate transactions in July and December of 1996 for $1.3 million in cash and future royalty streams which the Company does not anticipate will result in material payments to the Company. On April 12, 1996, the Company changed its name to "Metal Management, Inc."

     On May 28, 1998, the Company merged with Bluestone through a tax-free, stock-for-stock exchange. The merger was accounted for as a pooling-of-interests. All information set forth below includes the historical information of the Company and Bluestone on a pooled basis for all periods presented.

     The Company's consolidated net sales consist primarily of revenues derived from the sale and brokerage of scrap metals. The Company recognizes revenues from processed product sales at the time of shipment. Revenues related to brokerage sales are recognized upon receipt of the material by the customer.

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

     Non-cash and non-recurring expenses include costs recognized relating to issuances of warrants, one-time merger related costs, loss on sale of businesses, facility abandonment, shut-down and integration costs, including long-lived asset impairment charges, severance and other facility closure costs.

     Other income and expense consists principally of interest expense, interest income, gains or losses on the sale of fixed assets, and income and losses from joint ventures which represent an allocation of income and losses attributable to investments made by the Company in four joint ventures. The joint ventures are accounted for under the equity method of accounting.

RESULTS OF OPERATIONS

     The Company's results of operations for the fiscal year ended March 31, 1999 were negatively impacted by the adverse market conditions prevalent in the steel and scrap metals sectors during the year. These market conditions were characterized by a significant decline in the price and demand for scrap metals. This decline resulted in large part from the increase in steel imports flowing into the United States, principally from Japanese, Brazilian, Russian and Southeast Asian steel producers during the last six months of 1998. By way of example, for the twelve months ended December 31, 1998, steel imports into the United States increased by approximately 33% compared with the same period of 1997, according to the American Iron & Steel Institute.

     The oversupply of domestic steel resulting from the high levels of steel imports resulted in a sharp curtailment of steel production during the second half of calendar 1998 and a corresponding decline in demand for scrap metals. At the same time, the export market for scrap metals was severely disrupted as a result of the international financial crisis, principally experienced by the Asian economies during this period. The negative impact on the scrap metals industry of these adverse market conditions can be seen in the dramatic decline in the market price of scrap metals during the period. The price of No. 1 Heavy Melting Steel, the prime grade of scrap used to manufacture steel, for example, declined from $140 per gross ton in January 1998 to approximately $73 per gross ton in November 1998, with the most precipitous decline coming after July 1998, when the price of No. 1 Heavy Melting Steel was $120 per gross ton.

     During this period of adverse market conditions, the Company's sales were significantly lower than expected and the Company was unable to implement its strategy of maximizing inventory turns, resulting in significant losses.

     During this period, the Company initiated a number of cost cutting measures, including a significant reduction in the Company's work force, and accelerated the integration of its businesses in an effort to reduce annual operating expenses by at least $30 million. No assurance, however, can be made that these cost cutting objectives will be achieved or that the objective will be achieved without adversely affecting its operations.

     In the fiscal quarter ended March 31, 1999, the Company experienced improvements in its results of operations as a result of improved demand and pricing in the scrap metals industry. The Company's management believes that the improved demand and pricing fundamentals demonstrated in the fiscal fourth quarter represent the beginning of a return to more normalized market conditions in the scrap metals industry. The Company believes that as a result of the cost cutting initiatives that it has undertaken during the adverse market conditions prevalent in its fiscal year ended March 31, 1999, it is well positioned to benefit from improving market conditions.

  Year Ended March 31, 1999 Compared to Year Ended March 31, 1998

     Consolidated net sales for the years ended March 31, 1999 ("Fiscal 1999") and March 31, 1998 ("Fiscal 1998") in broad product categories were as follows (in millions):

                                                  3/31/99                      3/31/98
                                         --------------------------   --------------------------
                                                     NET                          NET
                                         WEIGHT     SALES       %     WEIGHT     SALES       %
                                         ------     -----       -     ------     -----       -
COMMODITY (WEIGHT IN THOUSANDS)
Ferrous metals (tons)..................    3,795    $407.3     50.6     2,127    $266.4     46.7
Non-ferrous metals (lbs)...............  535,883     246.1     30.6   331,414     166.5     29.3
Brokerage -- ferrous (tons)............    1,157     114.1     14.2       952     113.0     19.8
Brokerage-nonferrous (lbs).............   91,360      23.6      2.9    68,754      21.9      3.8
Other..................................       --      14.2      1.7        --       2.2      0.4
                                                    ------    -----              ------    -----
                                                    $805.3    100.0              $570.0    100.0
                                                    ======    =====              ======    =====

     Consolidated net sales for the year ended March 31, 1999 were $805.3 million compared with consolidated net sales of $570.0 million for the year ended March 31, 1998. Since April 1, 1998, the Company has acquired 11 companies, including Naporano and Schiavone, which are primarily ferrous processors, and Kimerling which is primarily a non-ferrous processor. The Company's consolidated net sales increased by $235.3 million or 41% to $805.3 million during Fiscal 1999, principally due to acquisitions consummated during the year. Consolidated net sales for the fiscal year ended March 31, 1999, however, were significantly below the Company's expectations, principally as a result of the effect of the adverse market conditions described above on the Company. The Company's consolidated net sales in the quarter ended June 30, 1998, for example, were $215.0 million compared with sales of $178.8 million in the quarter ended December 31, 1998 and $194.3 million in the quarter ended March 31, 1999. The decline in sales from quarter to quarter is notable because the Company completed five acquisitions in the month of July 1998.

     Ferrous sales of processed materials represented 50.6% of consolidated net sales for the year ended March 31, 1999 compared to 46.7% of consolidated net sales for the year ended March 31, 1998. The increase in ferrous sales as a percentage of total sales is primarily due to the inclusion of the sales of Naporano and Schiavone from their respective dates of acquisition and a full year of sales of Cozzi Iron & Metal which was acquired by the Company in December 1997. Each of these subsidiaries derive their sales principally from ferrous metals.

     Non-ferrous sales of processed materials represented 30.6% of consolidated net sales for the year ended March 31, 1999 compared to 29.3% of consolidated net sales for the year ended March 31, 1998. The sale of non-ferrous metals increased during the year ended March 31, 1999 over the prior year period as a result of the inclusion of a full year of sales of Aerospace which was acquired in January 1998, the sales of Superior Forge, which was acquired in March 1998 through the date of its disposition in March 1999 and the sales of Kimerling from its date of acquisition in July 1998. The sales of each of these companies are predominately non-ferrous.

     Brokerage ferrous sales represented 14.2% of consolidated net sales for the year ended March 31, 1999 compared to 19.8% of consolidated net sales for the year ended March 31, 1998. Brokered ferrous sales increased in the year ended March 31, 1999 due to the inclusion of a full year of sales from the Isaac Group in Fiscal 1999 as compared to only 6 months of sales following the acquisition of the Isaac Group in Fiscal 1998.

     Brokerage non-ferrous sales represented 2.9% of consolidated net sales for the year ended March 31, 1999 compared to 3.8% of consolidated net sales for the year ended March 31, 1998.

     Other sales reflect, among other categories, stevedoring sales generated by Naporano, which was acquired in Fiscal 1999.

     Consolidated gross profit was $65.2 million (8.1% of consolidated net sales) for the year ended March 31, 1999 compared with consolidated gross profit of $52.1 million (9.1% of consolidated net sales) for the year ended March 31, 1998. The $13.1 million increase in the dollar amount of the consolidated gross profit resulted principally from increased sales volumes in Fiscal 1999 over the prior period as a result of the acquisitions completed during the year ended March 31, 1999. The decrease in consolidated gross profit margin for the year ended March 31, 1999 resulted primarily from adverse market conditions which resulted in lower than anticipated sales volumes and metal sales margins, principally in the second and third fiscal quarters. During the year ended March 31, 1999, the Company recorded approximately $17 million of inventory write-downs due primarily to lower of cost or market inventory adjustments. These write-downs are included in cost of sales.

     Consolidated general and administrative expenses were $56.3 million (7.0% of consolidated net sales) for the year ended March 31, 1999 compared with $28.2 million (4.9% of consolidated net sales) for the year ended March 31, 1998. The increase in general and administrative expenses over the prior year period is due to the inclusion of general and administrative expenses of those operations acquired by the Company since April 1998. The increase in consolidated general and administrative expenses as a percentage of consolidated net sales reflects the decrease in the Company's consolidated net sales due to adverse market conditions.

     Depreciation and amortization expense was $25.6 million (3.2% of consolidated net sales) for the year ended March 31, 1999 compared with $10.1 million (1.8% of consolidated net sales) for the year ended March 31, 1998. The increase, both in dollar and as a percentage of consolidated net sales, is attributed to the inclusion of goodwill amortization and depreciation of fixed assets of those operations acquired by the Company since April 1998. The increase as a percentage of consolidated net sales reflects the decrease in the Company's consolidated net sales due to adverse market conditions.

     During the year ended March 31, 1999, the Company recorded non-cash and non-recurring expenses of $16.2 million compared with $43.5 million for the year ended March 31, 1998. The non-cash and non-recurring expenses of $16.2 million consisted of the following (in millions):

Non-cash warrant compensation expense (income)..............  $(6.8)
Merger related costs........................................    3.2
Loss on Superior Forge disposition..........................    6.8
Facility abandonment and integration:
  Impairment of long-lived assets...........................   11.2
  Severance, facility closure charges, and other............    1.8
                                                              -----
                                                              $16.2
                                                              =====

     See Note 3 to the consolidated financial statements included in Part IV,
Item 14(a)(1) of this Report.

     Interest expense was $31.3 million (3.9% of consolidated net sales) for the year ended March 31, 1999 compared to $10.0 million (1.8% of consolidated net sales) for the year ended March 31, 1998. The increase is primarily due to the issuance of the Senior Subordinated Notes and additional borrowings made by the Company under the Senior Credit Facility during Fiscal 1999 to fund acquisitions and operations.

     Net loss from continuing operations, after preferred stock dividends, was $48.8 million ($1.22 per share) for the year ended March 31, 1999. The net loss for Fiscal 1999 resulted primarily from (i) the lower than anticipated sales volumes, lower realized scrap prices, and reduced metal margins experienced by the Company during the year as a result of the adverse market conditions which were prevalent during the second and third quarters of Fiscal 1999, and (ii) from the recognition of $16.2 million of non-cash and non-recurring expenses.

     Income tax benefit for the year ended March 31, 1999 was $17.0 million, which yields an effective tax rate of 26.6%. The effective tax rate differs from the statutory rate primarily due to the impact of state taxes and the permanent differences represented by non-deductible goodwill amortization and goodwill impairment write-offs, other non-deductible expenses, and the reversal of $1.9 million of tax benefits previously established for warrant compensation expense resulting from the decline in the quoted market value of the Company's Common Stock.

     During the year ended March 31, 1999, the Company recognized an extraordinary charge of $0.9 million, net of taxes, related to the early retirement of debt and other costs principally incurred in connection with the closing of the Senior Credit Facility (see Note 6 to the consolidated financial statements included in Part IV, Item 14(a)(1) of this Report).

  Year Ended March 31, 1998 Compared to Year Ended March 31, 1997

     Consolidated net sales for the years ended March 31, 1998 and March 31, 1997 ("Fiscal 1997") in broad product categories were as follows (in millions):

                                                  3/31/98                      3/31/97
                                         --------------------------   --------------------------
                                                     NET                          NET
                                         WEIGHT     SALES       %     WEIGHT     SALES       %
                                         ------     -----       -     ------     -----       -
COMMODITY (WEIGHT IN THOUSANDS)
Ferrous metals (tons)..................    2,127    $266.4     46.7       152    $ 20.8     14.6
Non-ferrous metals (lbs)...............  331,414     166.5     29.3   200,618     105.6     74.5
Brokerage -- ferrous (tons)............      952     113.0     19.8         0       0.0      0.0
Brokerage -- non-ferrous (lbs).........   68,754      21.9      3.8    51,675      14.4     10.2
Other..................................       --       2.2      0.4        --       1.0      0.7
                                                    ------    -----              ------    -----
                                                    $570.0    100.0              $141.8    100.0
                                                    ======    =====              ======    =====

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

     Non-ferrous sales of processed materials represented 29.3% of consolidated net sales for the year ended March 31, 1998 compared to 74.5% of consolidated net sales for the year ended March 31, 1997. The decrease in percentage of non-ferrous sales was due to the acquisitions of HouTex, Reserve Iron & Metal, the Isaac Group, Proler Southwest and Cozzi Iron & Metal, which primarily sell ferrous metals. The increase in pounds of non-ferrous metals sold was due to the inclusion of non-ferrous sales of the MacLeod Companies and Aerospace, which are primarily engaged in the sale of non-ferrous metals.

     Brokerage ferrous sales represented 19.8% of consolidated net sales for the year ended March 31, 1998. The Company did not have any brokerage ferrous sales for the year ended March 31, 1997. Brokerage ferrous sales are mainly generated by Reserve Iron & Metal, the Isaac Group and Cozzi Iron & Metal, each of which was acquired during the year ended March 31, 1998.

     Brokerage non-ferrous sales represented 3.8% of consolidated net sales for the year ended March 31, 1998 compared to 10.2% of consolidated net sales for the year ended March 31, 1997. The increase in pounds and dollars of brokerage non-ferrous sales is due to the acquisitions of the Isaac Group and Aerospace, each of which was acquired during the year ended March 31, 1998.

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

     During the year ended March 31, 1998, the Company recorded the following non-cash and non-recurring pre-tax charges, totaling $43.5 million (7.6% of consolidated net sales) (in millions):

Non-cash warrant compensation expense.......................  $30.6
Facility abandonment, shut-down, and integration:
  Impairment of long-lived assets...........................   11.3
  Severance, facility closure charges, and other............    1.6
                                                              -----
                                                              $43.5
                                                              =====

     See further discussion in Note 3 to the consolidated financial statements included in Part IV, Item 14(a)(1) of this Report.

     Interest expense was $10.0 million (1.8% of consolidated net sales) for the year ended March 31, 1998 compared to $2.3 million (1.6% of consolidated net sales) for the year ended March 31, 1997. This increase was due to the issuance of notes to sellers and the incurrence and/or assumption of debt associated with the acquisitions completed since the year ended March 31, 1997.

     Loss from continuing operations, after preferred stock dividends and accretion, was $41.5 million ($2.00 per share) for the year ended March 31, 1998 compared to a net loss of $2.1 million ($0.21 per share) for the year ended March 31, 1997. The increase in the loss was primarily attributable to the non-cash and non-recurring expenses recorded by the Company in the year ended March 31, 1998. Loss from continuing operations excluding the non-cash and non-recurring expenses and the one-time non-cash dividend charge was $0.2 million ($0.01 per share) for the year ended March 31, 1998.

     Income from discontinued operations was $0.2 million ($0.01 per share) for the year ended March 31, 1998 compared to $0.8 million ($0.09 per share) for the year ended March 31, 1997. Income during Fiscal 1998 mainly reflects the royalty income recognized by the Company from the sale of its discontinued operations, net of certain expenses paid. Results for Fiscal 1997 reflect three months of operations of the discontinued businesses as well as the gain on sale of the discontinued operations.

     Income tax benefit for the year ended March 31, 1998 was $4.6 million (0.8% of consolidated net sales), which yields an effective tax rate of 11.7%. The effective tax rate differs from the statutory rate primarily due to the permanent differences represented by non-deductible goodwill amortization and certain non-deductible, non-cash and non-recurring expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has required significant amounts of capital to fund its operations, capital expenditures and acquisition program. The Company has funded these cash needs principally through cash generated from operating activities, borrowings under the Senior Credit Facility, and the issuance of equity securities, the Senior Subordinated Notes, and most recently, the Senior Secured Notes. During Fiscal 1999, as a result of adverse market conditions and the impact of such adverse conditions on the Company's liquidity, the Company also sold certain non-core assets, principally its Superior Forge West Coast aluminum forging operations.

     The Company's management anticipates that the Company will continue to have significant cash needs to fund its operations, capital expenditures and acquisition program. While the Company believes that its cash generated from operations and undrawn borrowing availability under the Senior Credit Facility provide it with sufficient liquidity to fund its operations, capital expenditure and debt service requirements, limitations in the documentation governing the Senior Credit Facility, the Senior Subordinated Notes and the Senior Secured Notes will limit the Company's ability to incur additional debt to fund significant acquisition or expansion opportunities unless and until the Company's results of operations show significant improvement for four consecutive quarters.

     The Company continues to evaluate the prospects of raising capital through the issuance of equity and the sale of certain non-core businesses. However, because of the recent decline in the trading price of the Company's Common Stock, the sale of equity on terms that are acceptable to the Company will likely be difficult to achieve in the near term. As a result, no assurance can be made that the Company's efforts to sell equity will be successful. In addition, the recent adverse market conditions experienced by most participants in the scrap metals industry has limited the number of potential purchasers for those operations that the Company has considered selling, as well as the price that such potential buyers would be willing to pay for those operations. Accordingly, the Company faces significant challenges in effecting asset sales or equity issuances on terms acceptable to it under present market conditions.

  Cash Flows from Continuing Operations

     The Company generated $40.5 million of cash from continuing operations during the fiscal year ended March 31, 1999. The Company generated cash flows from continuing operations primarily from the collection of accounts receivable.

  Cash Flows from Investing Activities

     During the fiscal year ended March 31, 1999, the Company used $203.0 million for investment activities, net of $14.2 million generated from the sale of Superior Forge. Of this amount, $185.0 million was used to fund acquisitions completed by the Company during the year and related acquisition costs. In addition, during the year ended March 31, 1999, the Company used $19.0 million to fund the purchase of property and equipment and $10.8 million to buy out certain operating leases. During Fiscal 1999, the Company also advanced $3 million to Southern Recycling pursuant to a three-year promissory note bearing interest at 10% per annum.

  Cash Flows from Financing Activities

     During the fiscal year ended March 31, 1999, the Company generated $160.3 million from financing activities, net of the repayment of certain indebtedness. During this period, the Company entered into the Senior Credit Facility and used borrowings thereunder to refinance substantially all of the secured indebtedness of the Company. The Company also issued $180 million of Senior Subordinated Notes, the net proceeds to the Company of which were $174.6 million. Fees incurred by the Company in Fiscal 1999 in connection with debt issuances amounted to $11.6 million.

  Subsequent Financial Transaction

     On May 7, 1999, the Company issued $30.0 million principal amount of 12 3/4% Senior Secured Notes due on June 15, 2004 (the "Senior Secured Notes") in a private offering pursuant to Rule 144A under the Securities Act of 1933. Interest on the Senior Secured Notes is payable semi-annually. The Senior Secured Notes were issued at 90% of their principal amount and are redeemable by the Company, in whole or in part, at 100% of their principal amount at any time after June 15, 2000. A second priority lien on substantially all of the Company's property, plant and equipment has been pledged as collateral against the Senior Secured Notes. The Company received net proceeds of approximately $25.6 million, after the 10% original issue discount and transaction fees and expenses, which were used to reduce amounts outstanding under the Senior Credit Facility. This transaction significantly increased the Company's undrawn availability under the Senior Credit Facility, thereby increasing the Company's liquidity and financial flexibility.

FINANCIAL CONDITION

  Cash Requirements for Maturing Debt Obligations and Interest Payments

     On November 15, 1999, the Company is required to make a semi-annual interest payment of $9.0 million on the Senior Subordinated Notes. The Company's amended Senior Credit Facility allows the Company to make interest payments on the Senior Subordinated Notes, but requires the Company to maintain average unused availability equal to the sum of (x) the interest payment and (y) $12.0 million for a period of thirty days prior to the payment date. On December 15, 1999, the Company is required to make a semi-annual interest payment of $1.9 million on the Senior Secured Notes. The Company believes, based on its current financial condition and liquidity and its current projections of cash flows, that it will be able to meet all interest payment and maturing debt obligations coming due in the current fiscal year.

  Working Capital Availability and Requirements

     Accounts receivable balances of the Company decreased from $122.4 million at March 31, 1998 to $103.8 million at March 31, 1999, notwithstanding that the Company completed a significant number of acquisitions during Fiscal 1999. Although the Company did improve its accounts receivable collection efforts during the year which accounts for some of the decrease, the principal reason for the decline in the Company's accounts receivable balance was the decline in the Company's sales volumes and realized sales prices resulting from the adverse market conditions in the scrap metals industry which were prevalent beginning in July 1998.

     Accounts payable balances of the Company also decreased from $66.6 million at March 31, 1998 to $62.2 million at March 31, 1999. The decrease in accounts payable resulted principally from efforts undertaken by the Company to reduce the level of its inventories in the fourth quarter of Fiscal 1999.

     Inventory levels can vary significantly among the Company's operations and with changes in market conditions. Inventories consisted of the following categories at March 31, (in thousands):

                                                               1999       1998
                                                               ----       ----
Ferrous metals..............................................  $37,679    $35,934
Non-ferrous metals..........................................   19,791     25,222
Other.......................................................    2,973        786
                                                              -------    -------
                                                              $60,443    $61,942
                                                              =======    =======

     The adverse market conditions most prevalent in the second and third quarter of fiscal 1999 have slowed the Company's inventory turns. During these two quarters, the Company recorded significant inventory adjustments principally as a result of adverse market conditions. The Company is attempting to reduce inventories to lower financing costs and to reduce its exposure to changing market prices for scrap metals.

COMPANY INDEBTEDNESS

     The Company's principal indebtedness is represented by borrowings under the Senior Credit Facility, the Senior Subordinated Notes and the Senior Secured Notes.

  Senior Credit Facility

     The Credit Agreement, dated March 31, 1998, among the Company, BT Commercial Corporation, as agent and the lenders thereunder (as amended, the "Senior Credit Facility") provides for a revolving credit and letter of credit facility of $250.0 million, subject to borrowing base limitations. The Company's obligations under the Senior Credit Facility are secured by substantially all of the Company's assets and properties, including pledges of the capital stock of the Company's subsidiaries. Availability of loans and letters of credit under the Senior Credit Facility is generally limited to a borrowing base of 85% of eligible accounts receivable, 70% of eligible inventory (subject to a cap of $100.0 million) and a fixed asset sublimit ($56.0 million as of March 31, 1999) that amortizes on a quarterly basis.

     The Senior Credit Facility provides the Company with the option of borrowing at an interest rate equal to either the Bankers Trust Company's prime rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. Through December 31, 1998, the interest rate margins were set at 0.5% for Bankers Trust Company's prime rate and 1.75% for LIBOR. Under a December 31, 1998 amendment, the interest rate margins were increased to 1.5% for Bankers Trust Company's prime rate and 2.5% for LIBOR borrowings. The margins applicable to both prime and LIBOR rate loans, however, decrease to the extent that the Company is able to satisfy interest coverage tests in subsequent fiscal periods or has excess availability of at least $40.0 million for a period of 30 consecutive days.

     The Senior Credit Facility also contains certain financial covenants, including a minimum interest coverage ratio, imposes certain limitation on the Company's ability to make capital expenditures and incur additional indebtedness, and restricts payments of dividends and equity redemptions. As of March 31, 1999, the Company was in compliance with the covenants.

     The interest coverage tests require the Company to maintain an interest coverage ratio of not less than 1.0 to 1.0 (EBITDA (as defined in the Senior Credit Facility) to interest expense) (i) for the three months ended June 30, 1999, (ii) for the six months ended September 30, 1999, (iii) for the nine months ended December 31, 1999, (iv) for the twelve months ended March 31, 2000 and (v) for the end of each fiscal quarter thereafter, for the twelve-month period then ended. During Fiscal 1999, the Company was required to, in three consecutive quarters, seek accommodations from its lenders under the Senior Credit Facility to avoid a failure of compliance with the interest coverage ratio test in effect during each such period. Based on its current projections, the Company expects to be in compliance with all covenants under the Senior Credit Facility during the fiscal year ending March 31, 2000.

     At March 31, 1999, the Company had outstanding borrowings under its Senior Credit Facility of approximately $144.4 million. Borrowings outstanding on the Senior Credit Facility bore interest at a weighted average interest rate of 7.64%. Amounts outstanding under the Senior Credit Facility ranged from $0.0 to $167.4 million during the fiscal year ended March 31, 1999. As of June 8, 1999, the Company had undrawn availability of approximately $44.0 million under the Senior Credit Facility.

     The Senior Credit Facility also restricts the Company's ability to make interest payments on the Senior Subordinated Notes with respect to the interest payment due on November 15, 1999 and on each subsequent interest payment date thereafter unless the Company maintains average undrawn availability of $12.0 million plus the amount of the interest payment for the 30-day period ending on the interest payment date.

  10% Senior Subordinated Notes due 2008

     On May 13, 1998, the Company issued $180.0 million of 10% Senior Subordinated Notes due on May 15, 2008 (the "Senior Subordinated Notes") in a private placement pursuant to exemptions under the Securities Act of 1933. Interest on the Senior Subordinated Notes is payable semi-annually during May and November of each year. The Company received net proceeds of $174.6 million in the offering of the Senior Subordinated

Notes. The Senior Subordinated Notes are the Company's general unsecured obligations and are subordinated in right of payment to all of the Company's senior debt, including the Company's indebtedness under the Senior Credit Facility and the Senior Secured Notes. The Company's payment obligations are jointly and severally guaranteed by all of the Company's current and certain future subsidiaries.

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

YEAR                                                PERCENTAGE
----                                                ----------
2003..............................................     105%
2004..............................................     103%
2005..............................................     102%
2006 and thereafter...............................     100%

     Also, prior to May 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes at a redemption price of 110% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest, from the proceeds of one or more sales of Common Stock. The Senior Subordinated Notes are also redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event of certain change of control events with respect to the Company. Subject to certain exceptions, the Senior Subordinated Notes are redeemable at the option of the holders of such notes at a repurchase price of 100% of the principal amount thereof, plus accrued and unpaid interest, in the event of certain asset sales made by the Company.

     The Indenture governing the Senior Subordinated Notes contains certain covenants that limit, among other things, the Company's ability to: (i) incur additional indebtedness (including by way of guarantee), subject to certain exceptions, unless the Company meets a fixed charge coverage ratio of 2.0 to 1.0 or certain other conditions apply; (ii) issue certain types of securities containing mandatory redemption rights or which otherwise are redeemable at the option of the holder prior to the maturity of the Senior Subordinated Notes;
(iii) pay dividends or distributions, or make certain types of investments or other restricted payments, unless the Company meets certain specified conditions; (iv) enter into certain transactions with affiliates; (v) dispose of certain assets; (vi) incur liens securing indebtedness that is pari passu or subordinated to the Senior Subordinated Notes; or (viii) engage in certain mergers and consolidations.

  12 3/4% Senior Secured Notes due 2004

     On May 7, 1999, the Company issued $30.0 million aggregate principal amount of its Senior Secured Notes (the "Senior Secured Notes") in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Senior Secured Notes were issued at 90% of their stated principal amount at maturity. The Senior Secured Notes mature on June 15, 2004 and bear interest at the rate of 12 3/4% per annum. Interest on the Senior Secured Notes is payable semi-annually during June and December of each year. The Company received net proceeds of $25.6 million in the offering of the Senior Secured Notes. The Senior Secured Notes are senior obligations of the Company and will rank equally in right of payment with all of the Company's unsubordinated debt, including the Company's indebtedness under the Senior Credit Facility, and senior in right of payment to all of the Company's subordinated debt, including the Senior Subordinated Notes.

     The Company's payment obligations are jointly and severally guaranteed by all of the Company's current and future subsidiaries. The Senior Secured Notes are also secured by a second priority lien on substantially all of the Company's personal property, plant (to the extent it constitutes fixtures) and equipment that secure the Senior Credit Facility. The liens that secure the Senior Secured Notes are subordinated to the liens that secure the indebtedness under the Senior Credit Facility.

     The Senior Secured Notes are not redeemable at the Company's option prior to June 15, 2000. Thereafter, the Company may redeem some or all of the Senior Secured Notes (in multiples of $10.0 million) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest. The Senior Secured Notes are redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event of a change of control with respect to the Company. Subject to certain exceptions, the Senior Secured Notes are redeemable at the option of the holders of such notes at a repurchase price of 100% of the principal amount thereof, plus accrued and unpaid interest, in the event of certain asset sales made by the Company.

     The Indenture governing the Senior Secured Notes contains substantially the same operating restrictions as those contained in the Indenture governing the Senior Subordinated Notes. These include limits on, among other things, the Company's ability to: (i) incur additional indebtedness; (ii) pay dividends or distributions on the Company's capital stock or repurchase its capital stock;
(iii) issue stock of subsidiaries; (iv) make certain investments; (v) create liens on the Company's assets; (vi) enter into transactions with affiliates;
(vii) merge or consolidate with another company; and (viii) transfer and sell assets or enter into sale and leaseback transactions.

YEAR 2000.

     A year 2000 problem arises because some existing computer programs recognize only the last two digits rather than four digits to define the applicable year. Use of non-year 2000 compliant programs can result in system failures, miscalculations or errors causing disruptions of operations or other business failures, including, a potential inability to process invoices or transactions or engage in other normal business activities. As it relates to the Company's internal systems, the Company believes that, as a result of its efforts to resolve potential year 2000 problems, actual year 2000 problems affecting the Company should not be material. No assurance can be made, however, that this will be the case. In addition, the impact of year 2000 problems experienced by the Company's vendors, customers and service providers cannot accurately be assessed at this time. To the extent these third parties are not year 2000 compliant, it could have a material adverse effect on the Company's operations. The Company is unable at this time to state its "worst case" year 2000 scenario. The Company is currently developing a contingency plan in the event of noncompliance, which should be completed by the end of the second fiscal quarter of the current fiscal year.

     The Company has experienced tremendous growth as a result of having completed 26 acquisitions since April 1996. Essentially all of the companies and businesses the Company has acquired operated on separate computer hardware, software, systems and processes ("Information Systems") before being acquired. In order to address the potential year 2000 problem, among other computer-related challenges facing the Company, in Fiscal 1998, the Company created an MIS Steering Committee. The MIS Steering Committee has developed a plan for year 2000 compliance which includes four major phases -- assessment, remediation, testing and implementation.

     The Company has completed all of its assessment of the impact of the year 2000 problem on its Information Systems. Based on this assessment, the Company does not expect the cost of making its Information Systems year 2000 compliant to have a material adverse impact on its financial position or results of operations in future periods. The Company has completed all of its remediation phase for all of its significant Information Systems and estimates that it will complete software upgrades and/or replacements by the end of the second quarter of the current fiscal year. To date, the Company has completed approximately 93% of its testing phase and has implemented approximately 73% of the required remediation for its Information Systems. The testing and implementation phases are targeted to be substantially complete by the end of the second quarter of the current fiscal year.

     The Company has substantially completed its assessment phase of the impact of year 2000 problems on its non-information technology systems such as telephones, processing equipment or other equipment containing embedded technology such as microcontrollers ("Non-IT Systems"). As part of the assessment, the Company has created an equipment inventory database of its Non-IT Systems to help with the assessment. The Company believes that it will substantially complete its remediation, testing and implementation phases for Non-IT Systems by the end of the second quarter of the current fiscal year. The Company does not expect the cost of making its Non-IT Systems year 2000 compliant to have a material adverse impact on its financial position or results of operations in future periods.

     The Company is in the process of identifying third parties, such as suppliers, service providers and customers, with which it has a significant relationship that, in the event of a year 2000 failure, could have a material adverse impact on its financial position or results of operations. Once this list is developed, the Company expects to send each of these third parties a survey requesting information on its year 2000 readiness. Based on the responses to these surveys, the Company will gauge the readiness of its suppliers, service providers and customers for year 2000 and determine any appropriate action that the Company will need to take to address identified concerns.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to financial risk resulting from fluctuations in interest rates and commodity prices. The Company seeks to minimize these risks through regular operating and financing activities and, where appropriate, through use of derivative financial instruments. During the year ended March 31, 1999, the Company's use of derivative financial instruments was limited and related solely to hedges of certain non-ferrous inventory positions.

COMMODITY PRICE RISK

     The Company is exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals which are at times volatile. See the discussion under the heading "Investment Considerations -- The metals recycling industry is highly cyclical," included in Part I, Item 1 of this Report. The Company attempts to mitigate this risk by turning its inventories as rapidly as possible instead of holding inventories in speculation of higher commodity prices. The Company has also sought to mitigate this risk by entering into longer term contracts with its customers, with only limited success to date. However, as was demonstrated in the second half of calendar 1998, the Company may not always be successful in controlling the risks, particularly in periods of low demand for scrap metals. During the year ended March 31, 1999, the Company was required to write down the value of its inventories by approximately $17 million principally as a result of lower cost or market inventory adjustments.

     The Company employs various strategies to mitigate the risk of fluctuations in the price of non-ferrous metals. None of the instruments employed by the Company to hedge these risks are entered into for trading purposes or speculation, but instead are effected as hedges of underlying physical transactions and commitments.

INTEREST RATE RISK

     The Company is exposed to risks associated with changes in interest rates on its floating rate indebtedness. At March 31, 1999, 44%, or $149.1 million, of the Company's long-term debt was subject to variable interest rates. The Company does not have any interest rate swaps or hedges in place which would mitigate its exposure to fluctuations in the interest rate on this indebtedness.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See "Index to Consolidated Financial Statements of Metal Management, Inc. and Subsidiaries" set forth in Part IV, Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     The information called for by Part III of Form 10-K (consisting of Item
10 -- Directors and Executive Officers of the Registrant, Item 11 -- Executive Compensation, Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Item 13 -- Certain Relationships and Transactions), is incorporated by reference from the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

(1) FINANCIAL STATEMENTS:

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF METAL MANAGEMENT, INC. AND
                                  SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   F-1
Consolidated Statements of Operations for the years ended
  March 31, 1999, 1998 and 1997.............................   F-2
Consolidated Balance Sheets at March 31, 1999 and 1998......   F-3
Consolidated Statements of Cash Flows for the years ended
  March 31, 1999, 1998 and 1997.............................   F-4
Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 1999, 1998 and 1997.................   F-5
Notes to Consolidated Financial Statements..................   F-6
(2) FINANCIAL STATEMENT SCHEDULES:
Schedule II -- Valuation and qualifying accounts -- for the
  years ended March 31, 1999, 1998 and 1997.................  F-27

     Schedules not listed above have been omitted because they are not required or they are inapplicable.

(3) EXHIBITS:

     A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

(B) REPORTS ON FORM 8-K:

     The following reports on Form 8-K were filed during the fourth quarter of fiscal 1999:

     - The Company filed a report on Form 8-K on January 11, 1999, dated January 11, 1999, disclosing that it had received notification from the NASDAQ Stock Market that the Company's Common Stock would be delisted from the NASDAQ National Market, effective January 15, 1999, due to the Company's failure to maintain compliance with NASDAQ's alternative listing Maintenance Standards.

     - The Company filed a report on Form 8-K on January 29, 1999, dated January 28, 1999, disclosing that the Company and its bank group amended the Company's $250 million Senior Credit Facility to, among other things, modify the Company's minimum interest coverage tests.

     - The Company filed a report on Form 8-K on February 9, 1999, dated February 9, 1999, disclosing that the Company received notification from the NASDAQ Stock Market that the Company's request for an oral hearing to appeal NASDAQ's decision to delist the Company's Common Stock from the NASDAQ National Market had been granted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois on June 25, 1999.

                                          METAL MANAGEMENT, INC.

                                          By:   /s/ T. BENJAMIN JENNINGS
                                            ------------------------------------
                                            T. Benjamin Jennings
                                            Director, Chairman of the Board and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 25, 1999.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

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

                 /s/ ALBERT A. COZZI                     Director, President and Chief Operating
-----------------------------------------------------      Officer
                   Albert A. Cozzi

               /s/ GEORGE A. ISAAC III                   Director and Executive Vice President
-----------------------------------------------------
                 George A. Isaac III

                 /s/ FRANK J. COZZI                      Director and Vice President
-----------------------------------------------------
                   Frank J. Cozzi

                /s/ GREGORY P. COZZI                     Director
-----------------------------------------------------
                  Gregory P. Cozzi

                /s/ GERARD M. JACOBS                     Director
-----------------------------------------------------
                  Gerard M. Jacobs

               /s/ EUGENE C. MCCAFFERY                   Director
-----------------------------------------------------
                 Eugene C. McCaffery

                /s/ KENNETH A. MERLAU                    Director
-----------------------------------------------------
                  Kenneth A. Merlau

               /s/ JOSEPH F. NAPORANO                    Director and Vice-Chairman of the Board
-----------------------------------------------------
                 Joseph F. Naporano

                      SIGNATURE                                              TITLE
                      ---------                                              -----
               /s/ TIMOTHY T. ORLOWSKI                   Director
-----------------------------------------------------
                 Timothy T. Orlowski

                /s/ WILLIAM T. PROLER                    Director
-----------------------------------------------------
                  William T. Proler

                 /s/ ROBERT C. LARRY                     Executive Vice President, Finance and Chief
-----------------------------------------------------      Financial Officer (Principal Financial
                   Robert C. Larry                         Officer and Principal Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Metal Management, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 39 present fairly, in all material respects, the financial position of Metal Management, Inc. and its subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) on page 39 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

June 25, 1999

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                  YEARS ENDED MARCH 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                               ----        ----        ----
NET SALES                                                    $805,274    $570,035    $141,830
Cost of sales                                                 740,061     517,894     130,423
                                                             --------    --------    --------
Gross profit                                                   65,213      52,141      11,407
OPERATING EXPENSES:
  General and administrative                                   56,348      28,191      10,387
  Depreciation and amortization                                25,634      10,105       2,525
  Non-cash and non-recurring expenses (Notes 2 & 3)            16,196      43,548           0
                                                             --------    --------    --------
Total operating expenses                                       98,178      81,844      12,912
                                                             --------    --------    --------
Operating loss from continuing operations                     (32,965)    (29,703)     (1,505)
OTHER INCOME (EXPENSE):
  Income (loss) from joint ventures                            (1,921)        370         436
  Interest expense                                            (31,332)     (9,995)     (2,304)
  Interest and other income, net                                2,148         366         363
                                                             --------    --------    --------
Loss from continuing operations before income taxes and
  extraordinary charge                                        (64,070)    (38,962)     (3,010)
Benefit for income taxes                                      (17,036)     (4,555)       (903)
                                                             --------    --------    --------
Loss from continuing operations before extraordinary charge   (47,034)    (34,407)     (2,107)
DISCONTINUED OPERATIONS (NOTE 4):
  Gain on sale of discontinued operations, net of income
     taxes                                                        117         200         502
  Income from discontinued operations, net of income taxes          0           0         345
                                                             --------    --------    --------
Loss before extraordinary charge                              (46,917)    (34,207)     (1,260)
Extraordinary charge for early retirement of debt, net of
  income taxes (Note 6)                                           938           0           0
                                                             --------    --------    --------
NET LOSS                                                      (47,855)    (34,207)     (1,260)
Non-cash beneficial conversion feature of convertible
  preferred stock                                                   0      (5,592)          0
Preferred stock dividends and accretion                        (1,815)     (1,508)          0
                                                             --------    --------    --------
NET LOSS APPLICABLE TO COMMON STOCK                          $(49,670)   $(41,307)   $ (1,260)
                                                             ========    ========    ========
BASIC EARNINGS (LOSS) PER SHARE:
  Loss from continuing operations                            $  (1.22)   $  (2.00)   $  (0.21)
  Gain on sale of discontinued operations                        0.00        0.01        0.05
  Income from discontinued operations                            0.00        0.00        0.04
  Extraordinary charge                                          (0.02)       0.00        0.00
                                                             --------    --------    --------
  Net loss applicable to Common Stock                        $  (1.24)   $  (1.99)   $  (0.12)
                                                             ========    ========    ========
  Weighted average shares outstanding                          40,139      20,762      10,141
DILUTED EARNINGS (LOSS) PER SHARE:
  Loss from continuing operations                            $  (1.22)   $  (2.00)   $  (0.21)
  Gain on sale of discontinued operations                        0.00        0.01        0.05
  Income from discontinued operations                            0.00        0.00        0.04
  Extraordinary charge                                          (0.02)       0.00        0.00
                                                             --------    --------    --------
  Net loss applicable to Common Stock                        $  (1.24)   $  (1.99)   $  (0.12)
                                                             ========    ========    ========
  Weighted average diluted shares outstanding                  40,139      20,762      10,141

          See accompanying notes to consolidated financial statements.

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                                ----        ----
                           ASSETS
Current assets:
  Cash and cash equivalents                                   $  2,482    $  4,464
  Accounts receivable, net                                     103,760     122,404
  Inventories                                                   60,443      61,942
  Prepaid expenses and other assets                             11,405       5,961
  Deferred taxes                                                 3,303       2,608
                                                              --------    --------
     Total current assets                                      181,393     197,379
Property and equipment, net                                    171,240     109,886
Goodwill, net                                                  290,362     176,474
Deferred financing costs and other intangibles, net             13,228       4,837
Deferred taxes                                                   3,261           0
Investments in joint ventures                                    4,525       7,496
Other assets                                                     3,727       1,162
                                                              --------    --------
     TOTAL ASSETS                                             $667,736    $497,234
                                                              ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                           $  5,308    $ 11,877
  Accounts payable                                              62,230      66,597
  Accrued interest                                               8,638       1,106
  Other accrued liabilities                                     19,323      16,160
                                                              --------    --------
     Total current liabilities                                  95,499      95,740
Long-term debt, less current portion                           330,154     139,589
Deferred taxes                                                       0      11,177
Other liabilities                                                2,879       2,339
                                                              --------    --------
     TOTAL LIABILITIES                                         428,532     248,845
Commitments and contingencies (Note 9)
Stockholders' equity:
Convertible Preferred Stock, $.01 par value, $1,000 stated
  value; 4,000,000 shares authorized:
  Series A, 6%; 26,072 and 25,759 shares issued; 4,020 and
     15,094 shares outstanding at March 31, 1999 and 1998,
     respectively                                                4,020      13,981
  Series B, 4.5%; 20,522 and 20,000 shares issued; 10,877
     and 20,000 shares outstanding at March 31, 1999 and
     1998, respectively                                         10,877      19,027
  Series C, 6.9%; 6,000 shares issued and outstanding at
     March 31, 1999                                              5,100           0
Common Stock, $.01 par value -- 140,000,000 shares
  authorized; 48,890,898 and 34,080,830 issued and
  outstanding at March 31, 1999 and 1998, respectively             489         341
Warrants, exercisable into 8,442,947 and 8,224,540 shares of
  Common Stock at March 31, 1999 and 1998, respectively         40,745      47,000
Additional paid-in-capital                                     259,878     200,275
Accumulated deficit                                            (81,905)    (32,235)
                                                              --------    --------
     TOTAL STOCKHOLDERS' EQUITY                                239,204     248,389
                                                              --------    --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $667,736    $497,234
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  YEARS ENDED MARCH 31,
                                                            ----------------------------------
                                                               1999          1998       1997
                                                               ----          ----       ----
CASH FLOWS FROM CONTINUING OPERATIONS:
Net loss from continuing operations                         $   (47,034)   $(34,407)   $(2,107)
Adjustments to reconcile net loss from continuing
  operations to cash flows from continuing operations:
     Depreciation and amortization                               25,634      10,105      2,525
     Long-lived asset impairments                                17,161      11,305          0
     Deferred income taxes                                      (16,584)     (5,495)    (1,012)
     Non-cash and non-recurring expense (income)                 (6,776)     30,588          0
     Amortization of debt issuance costs                          2,156         773          0
     (Income) loss from joint ventures                            1,921        (370)      (436)
     Penalties paid on early retirement of debt                    (973)          0          0
     Other                                                        1,590         187        284
Changes in assets and liabilities, net of acquisitions and
  dispositions:
     Accounts and notes receivable                               48,562      (1,843)    (3,982)
     Inventories                                                 22,275      17,226        886
     Accounts payable                                           (12,511)    (21,498)       790
     Other                                                        5,066      (4,577)     1,309
                                                            -----------    --------    -------
Cash flows from continuing operations                            40,487       1,994     (1,743)
CASH FLOWS USED BY INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                           (185,030)    (43,905)    (2,545)
  Dispositions, net of cash sold                                 14,242           0          0
  Marketable securities matured                                       2          10      2,794
  Purchases of property and equipment, net                      (19,022)     (7,569)    (3,281)
  Costs of operating lease buyouts                              (10,817)          0          0
  Other                                                          (2,360)        675         67
                                                            -----------    --------    -------
Net cash used by investing activities                          (202,985)    (50,789)    (2,965)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Net borrowings (repayments) on short-term lines of
     credit                                                           0      15,200     (1,052)
  Issuances of long-term debt                                 1,438,430      21,343      7,985
  Repayments of long-term debt                               (1,266,331)    (74,546)    (2,699)
  Fees paid to issue long-term debt                             (11,649)          0          0
  Issuances of Common Stock, net                                  1,132      42,196        317
  Issuances (redemptions) of convertible preferred stock,
     net                                                         (1,057)     42,846          0
  Cash dividends paid on convertible preferred stock               (227)          0          0
                                                            -----------    --------    -------
Net cash provided by financing activities                       160,298      47,039      4,551
                                                            -----------    --------    -------
CASH FLOWS FROM DISCONTINUED OPERATIONS, NET OF
  DIVESTITURE PROCEEDS                                              218         452      2,751
                                                            -----------    --------    -------
Net increase (decrease) in cash and cash equivalents             (1,982)     (1,304)     2,594
Cash and cash equivalents at beginning of period                  4,464       5,768      3,174
                                                            -----------    --------    -------
Cash and cash equivalents at end of period                  $     2,482    $  4,464    $ 5,768
                                                            ===========    ========    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                               $    19,987    $  9,719    $ 1,925
Income taxes paid (refunded)                                $       471    $  2,715    $(1,124)

          See accompanying notes to consolidated financial statements.

                             METAL MANAGEMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (in thousands, except shares)

                                            PREFERRED STOCK                 COMMON STOCK
                                    --------------------------------    --------------------
                                                                          NUMBER                            ADDITIONAL    RETAINED
                                                                            OF                               PAID-IN-     EARNINGS
                                    SERIES A    SERIES B    SERIES C      SHARES      AMOUNT    WARRANTS     CAPITAL      (DEFICIT)
                                    --------    --------    --------      ------      ------    --------    ----------    ---------
BALANCE AT MARCH 31, 1996           $      0    $     0      $    0      6,369,479     $ 63     $     0      $  3,340     $ 10,332
Equity issued for acquisitions             0          0           0      4,700,000       47       1,049        12,759            0
Exercise of stock options                  0          0           0        103,850        2           0           281            0
Other                                      0          0           0         16,237        0         302           265            0
Net loss                                   0          0           0              0        0           0             0       (1,260)
                                    --------    -------      ------     ----------     ----     -------      --------     --------
BALANCE AT MARCH 31, 1997                  0          0           0     11,189,566      112       1,351        16,645        9,072
Issuance of preferred stock, net      23,819     19,027           0              0        0           0             0            0
Conversion of preferred stock        (10,211)         0           0      1,032,874       10           0        10,971            0
Issuance of Common Stock and
  warrants in private offerings,
  net                                      0          0           0      3,495,588       35       4,450        34,940            0
Equity issued for acquisitions             0          0           0     16,980,579      170      14,378       121,252            0
Common Stock issued upon
  conversion of debt                       0          0           0        524,569        5           0         3,634            0
Exercise of stock options and
  warrants                                 0          0           0        857,654        9      (3,767)        7,180            0
Preferred stock dividends                316          0           0              0        0           0             0       (1,451)
Non-cash dividend on beneficial
  conversion feature of preferred
  stock                                    0          0           0              0        0           0         5,592       (5,592)
Warrants issued to employees and
  consultants                              0          0           0              0        0      30,588             0            0
Other                                     57          0           0              0        0           0            61          (57)
Net loss                                   0          0           0              0        0           0             0      (34,207)
                                    --------    -------      ------     ----------     ----     -------      --------     --------
BALANCE AT MARCH 31, 1998             13,981     19,027           0     34,080,830      341      47,000       200,275      (32,235)
Conversion of preferred stock        (11,387)    (9,645)          0     10,140,257      101           0        20,775            0
Equity issued for acquisitions             0          0       5,100      4,272,776       43         699        39,572            0
Preferred stock dividends                313        522           0              0        0           0             0       (1,815)
Warrants issued to employees               0          0           0              0        0      (6,776)            0            0
Exercise of stock options and
  warrants                                 0          0           0        186,741        2        (306)          987            0
Other                                  1,113        973           0        210,294        2         128        (1,731)           0
Net loss                                   0          0           0              0        0           0             0      (47,855)
                                    --------    -------      ------     ----------     ----     -------      --------     --------
BALANCE AT MARCH 31, 1999           $  4,020    $10,877      $5,100     48,890,898     $489     $40,745      $259,878     $(81,905)
                                    ========    =======      ======     ==========     ====     =======      ========     ========


                                     TOTAL
                                     -----
BALANCE AT MARCH 31, 1996           $ 13,735
Equity issued for acquisitions        13,855
Exercise of stock options                283
Other                                    567
Net loss                              (1,260)
                                    --------
BALANCE AT MARCH 31, 1997             27,180
Issuance of preferred stock, net      42,846
Conversion of preferred stock            770
Issuance of Common Stock and
  warrants in private offerings,
  net                                 39,425
Equity issued for acquisitions       135,800
Common Stock issued upon
  conversion of debt                   3,639
Exercise of stock options and
  warrants                             3,422
Preferred stock dividends             (1,135)
Non-cash dividend on beneficial
  conversion feature of preferred
  stock                                    0
Warrants issued to employees and
  consultants                         30,588
Other                                     61
Net loss                             (34,207)
                                    --------
BALANCE AT MARCH 31, 1998            248,389
Conversion of preferred stock           (156)
Equity issued for acquisitions        45,414
Preferred stock dividends               (980)
Warrants issued to employees          (6,776)
Exercise of stock options and
  warrants                               683
Other                                    485
Net loss                             (47,855)
                                    --------
BALANCE AT MARCH 31, 1999           $239,204
                                    ========

          See accompanying notes to consolidated financial statements.

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
     Metal Management, Inc., (herein referred to as the "Company" or "MTLM"), formerly General Parametrics Corporation, a Delaware corporation, and its wholly-owned subsidiaries are principally engaged in the business of collection and processing of ferrous and non-ferrous metals for resale to metals brokers, steel producers, and producers and processors of other metals. The Company collects industrial scrap and obsolete scrap, processes it into reusable forms, and supplies the recycled metals to its customers, including mini-mills, integrated steel mills, foundries and metals brokers. These services are provided through the Company's recycling facilities located in 15 states. The Company's ferrous products primarily include shredded, sheared, hot briquetted, cold briquetted, bundled scrap, turnings and broken furnace iron. The Company also processes non-ferrous metals, including aluminum, stainless steel, copper, brass, titanium and high-temperature alloys, using similar techniques and through application of certain of the Company's proprietary technologies. Prior to April 1996, the Company was engaged in the business of designing, manufacturing and marketing color printers and related color printer consumable products (see Note 4 -- Discontinued Operations).

BASIS OF PRESENTATION
     The consolidated financial statements have been prepared to reflect the merger, accounted for as a pooling of interests, with R&P Holdings, Inc. on May 28, 1998 (see Note 2 -- Acquisitions and Divestitures). These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts, transactions and profits have been eliminated in consolidation.

     The Company and its subsidiaries have investments in less than majority-owned companies (principally corporate joint ventures) which engage in ferrous and non-ferrous scrap metals recycling. These investments are accounted for using the equity method.

REVENUE RECOGNITION
     The Company recognizes revenue from processed product sales at the time of shipment. Revenue relating to brokered sales are recognized upon receipt of the materials by the customer.

SEGMENT REPORTING
     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," in Fiscal 1999. SFAS No. 131 establishes annual and interim reporting standards for reporting information about an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company's operations, consisting of its scrap metal recycling businesses, comprise one operating segment.

FUTURES CONTRACTS
     The Company utilizes futures and forward contracts to hedge its position in certain non-ferrous metals. Any gain or loss, if realized, is recorded as a component of cost of goods sold. The Company does not use futures and forward contracts for trading purposes.

FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying values of financial instruments including cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and current portion of debt approximate the related fair values because of the relatively short maturity of these instruments.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The carrying values and estimated fair values of derivative financial instruments and long-term debt were as follows at March 31, (in thousands):

                                                  1999                    1998
                                          --------------------    --------------------
                                          CARRYING      FAIR      CARRYING      FAIR
                                           AMOUNT      VALUE       AMOUNT      VALUE
                                          --------     -----      --------     -----
Derivative financial instruments          $    678    $    310    $    140    $    143
Long-term debt                            $330,154    $277,054    $139,589    $139,589

     The fair values of derivative financial instruments were determined from market quotes. The fair values of long-term debt were determined from either market quotes or from instruments with similar terms and maturities.

CASH AND CASH EQUIVALENTS
     The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents are carried at cost which approximates fair value.

ACCOUNTS RECEIVABLE
     Accounts receivable represents amounts due from customers on product and broker sales. Reserves for uncollectible accounts and for tonnage variances were approximately $2.0 million and $1.6 million at March 31, 1999 and 1998, respectively.

PROPERTY AND EQUIPMENT
     Property and equipment are recorded at cost less accumulated depreciation. Major renewals and improvements are capitalized while repairs and maintenance are expensed as incurred. Property and equipment acquired in purchase transactions are recorded at estimated fair value at the time of the acquisition. Depreciation is determined for financial reporting purposes using the straight-line method over the following estimated useful lives: 10 to 40 years for buildings and improvements, 3 to 15 years for operating machinery and equipment, 2 to 10 years for furniture and fixtures and 3 to 10 years for automobiles and trucks. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in results of operations. Property and equipment consisted of the following categories and amounts at March 31 (in thousands):

                                                           1999        1998
                                                           ----        ----
Land and improvements                                    $ 28,575    $ 18,915
Buildings and improvements                                 25,676      16,143
Operating machinery and equipment                         120,464      73,167
Automobiles and trucks                                     18,936      10,569
Furniture, fixtures and office equipment                    3,805       2,306
Construction in progress                                    1,527       1,749
                                                         --------    --------
                                                          198,983     122,849
Less -- accumulated depreciation                          (27,743)    (12,963)
                                                         --------    --------
                                                         $171,240    $109,886
                                                         ========    ========

     Depreciation expense for property and equipment was $18.2 million, $7.4 million and $2.0 million for the years ended March 31, 1999, 1998 and 1997, respectively.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

GOODWILL AND OTHER INTANGIBLES
     The Company assesses the recoverability of its goodwill and other intangible assets on an annual basis or whenever events or changes in circumstances or business climate indicate that expected undiscounted future cash flows may not be sufficient to recover the recorded goodwill and intangible assets.

     Goodwill represents the excess of purchase consideration paid over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over a period of 40 years. Accumulated goodwill amortization at March 31, 1999 and 1998 was $9.0 million and $2.3 million, respectively. Goodwill amortization expense was $7.0 million, $2.4 million and $0.4 million for the years ended March 31, 1999, 1998 and 1997, respectively.

     Deferred financing costs represent costs incurred in connection with the placement of long-term debt and are capitalized and amortized to interest expense over the term of the long-term debt. Other intangible assets are amortized on a straight-line basis over the lesser of their legal or estimated useful lives, ranging from 8 to 10 years. Deferred financing costs and other intangibles amortization expense for the years ended March 31, 1999, 1998 and 1997 was $2.6 million, $0.9 million and $0.3 million, respectively. Deferred financing costs and other intangibles consisted of the following at March 31 (in thousands):

                                                            1999       1998
                                                            ----       ----
Deferred financing costs                                   $12,466    $   890
Non-compete agreements                                       3,733      3,236
Other intangibles                                              111      1,779
                                                           -------    -------
                                                            16,310      5,905
Less -- accumulated amortization                            (3,082)    (1,068)
                                                           -------    -------
                                                           $13,228    $ 4,837
                                                           =======    =======

INVESTMENTS IN JOINT VENTURES
     Investments in joint ventures are accounted for under the equity method and represents the Company's investments in and advances made to four less than majority owned entities which process and sell ferrous and non-ferrous metals. Investments in joint ventures include a $3.0 million advance made to Southern Recycling L.L.C. Joint venture operations were not material to the consolidated financial position or results of operations.

CONCENTRATION OF CREDIT RISK
     Financial instruments that potentially subject the Company to significant concentration of credit risk are primarily trade accounts receivable. The Company sells its products primarily to scrap metal brokers and steel mills located in the United States. Generally, the Company does not require collateral or other security to support customer receivables. Historically, the Company's wholly-owned subsidiaries have not experienced material losses from the noncollection of accounts receivables. Sales to customers outside of the United States are generally settled by payment in U.S. dollars and secured by letters of credit.

     For the year ended March 31, 1999, the 10 largest customers of the Company represented approximately 34.2% of consolidated net sales. These customers comprised approximately 34.0% of accounts receivable at March 31, 1999. No single customer accounted for more than 10% of consolidated net sales.

INCOME TAXES
     The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Income tax benefits related to non-qualified stock option exercises are credited to additional paid-in-capital when realized.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

EARNINGS (LOSS) PER COMMON SHARE
     Basic and diluted earnings per share (EPS) are calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing reported net income (loss) applicable to Common Stock by the weighted average shares outstanding. Diluted EPS includes the incremental shares issuable upon the assumed exercise of stock options and warrants, using the treasury stock method.

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS from continuing operations per share computations (in thousands, except per share amounts):

YEARS ENDED MARCH 31,                                           1999        1998       1997
---------------------                                           ----        ----       ----
LOSS (NUMERATOR):
Loss from continuing operations before extraordinary charge   $(47,034)   $(34,407)   $(2,107)
Non-cash beneficial conversion feature of convertible
  preferred stock                                                    0      (5,592)         0
Dividends and accretion on convertible preferred stock          (1,815)     (1,508)         0
                                                              --------    --------    -------
Loss from continuing operations before extraordinary charge
  applicable to Common Stock                                  $(48,849)   $(41,507)   $(2,107)
                                                              ========    ========    =======

SHARES (DENOMINATOR):
Weighted average number of shares outstanding during the
  period                                                        40,139      20,762     10,141
Incremental common shares attributable to dilutive stock
  options and warrants                                               0           0          0
                                                              --------    --------    -------
Diluted number of shares outstanding during the period          40,139      20,762     10,141
                                                              ========    ========    =======

Basic loss per common share                                   $  (1.22)   $  (2.00)   $ (0.21)
                                                              ========    ========    =======
Diluted loss per common share                                 $  (1.22)   $  (2.00)   $ (0.21)
                                                              ========    ========    =======

     Due to the loss from continuing operations before extraordinary charge applicable to Common Stock for all the periods presented, the effect of dilutive stock options and warrants were not included as their effect would have been anti-dilutive. However, if the Company would have reported net earnings, the incremental shares attributable to dilutive stock options and warrants would have been approximately 933,000, 3,388,000, and 236,000 for the years ended March 31, 1999, 1998 and 1997, respectively. Also, the potentially dilutive effect of the Company's convertible preferred stock were not used in the diluted earnings per share calculation as its effect was anti-dilutive.

RECENT ACCOUNTING STANDARDS
     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the FASB in June 1998 and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 is not expected to significantly impact the consolidated financial statements.

RECLASSIFICATIONS
     In order to maintain consistency and comparability between periods, certain prior year financial information has been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the previously reported consolidated balance sheet, results of operations or cash flows of the Company.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

NOTE 2 -- ACQUISITIONS AND DIVESTURES

MERGERS ACCOUNTED AS POOLING OF INTERESTS
     On May 28, 1998, a subsidiary of the Company merged with R&P Holdings, Inc., the parent of Charles Bluestone Company and R&P Real Estate, Inc. (hereinafter, "Bluestone") through a tax-free stock-for-stock exchange. In connection with the merger, the Company issued 1,034,826 shares of common stock, par value $.01 per share ("Common Stock") in exchange for all the outstanding common stock of Bluestone. The merger is accounted for as a pooling-of-interests. The financial statements include the historical financial information of Bluestone for all periods presented. Certain reclassifications were made to Bluestone's financial statements to conform to the Company's presentation.

     The following table presents net sales and net loss applicable to Common Stock for the periods presented for the Company and Bluestone up to the date of the merger. The only conforming accounting adjustment reflected is to change Bluestone's inventory valuation methodology from a LIFO basis to an average cost basis (in thousands):

YEAR ENDED MARCH 31,                                           1999        1998        1997
--------------------                                           ----        ----        ----
Net sales
  The Company                                                $794,741    $479,707    $ 65,196
  Bluestone                                                    10,533      90,328      76,634
                                                             --------    --------    --------
  Combined                                                   $805,274    $570,035    $141,830
                                                             ========    ========    ========

Net loss applicable to Common Stock
  The Company                                                $(48,523)   $(41,357)   $ (2,010)
  Bluestone                                                      (326)        340         516
  Conforming accounting adjustments, net of tax                     0        (490)       (613)
                                                             --------    --------    --------
     Loss from continuing operations before extraordinary
       charge applicable to Common Stock                      (48,849)    (41,507)     (2,107)
  Extraordinary charge on early retirement of debt               (938)          0           0
  Income from discontinued operations                             117         200         847
                                                             --------    --------    --------
  Combined net loss applicable to Common Stock               $(49,670)   $(41,307)   $ (1,260)
                                                             ========    ========    ========

Basic and Diluted loss per share applicable to Common
  Stock:
  The Company -- historical                                  $  (1.23)   $  (2.09)   $  (0.13)
                                                             ========    ========    ========
  Combined                                                   $  (1.24)   $  (1.99)   $  (0.12)
                                                             ========    ========    ========

ACQUISITIONS ACCOUNTED AS PURCHASE TRANSACTIONS DURING FISCAL 1999
 -- In April 1998, the Company, through its Cozzi subsidiary, acquired certain assets of Midwest Industrial Metals Corp., located in Chicago, Illinois.
 -- In May 1998, the Company, through an indirect wholly-owned subsidiary, acquired substantially all of the assets of 138 Scrap, Inc. and Katrick, Inc., located in Riverdale, Illinois.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

 -- In June 1998, the Company, through its Metal Management Gulf Coast, Inc. subsidiary, acquired certain assets related to the scrap metal businesses of Goldin Industries, Inc., Goldin of Alabama, Inc., and Goldin of Louisiana, Inc. (collectively "Goldin"). The assets acquired from Goldin were located in Gulfport, Mississippi, Mobile, Alabama and Harvey, Louisiana. In the fourth quarter of Fiscal 1999, the Company approved the decision to abandon and shut down the Goldin operations.
 -- In June 1998, a wholly owned subsidiary of the Company merged with and into Newell Recycling of Denver, Inc., which subsequently changed its name to Newell Recycling West, Inc. ("Newell"). Newell operates facilities in Denver and Colorado Springs, Colorado. In June 1998, Newell acquired substantially all of the assets of Newell Recycling of Utah, L.L.C. ("Newell-Utah"), in a related transaction. At the time of its acquisition, Newell-Utah was developing a shredder operation in Salt Lake City, Utah.
 -- In July 1998, the Company acquired the common stock of Naporano Iron & Metal Co. and Nimco Shredding Co. (collectively "Naporano"), each of which is located in Newark, New Jersey.
 -- In July 1998, the Company acquired substantially all of the assets of Michael Schiavone & Sons, Inc. and related entities, located in North Haven and Torrington, Connecticut.
 -- In July 1998, the Company acquired substantially all of the assets of M. Kimerling & Sons, Inc., located in Birmingham, Alabama.
 -- In July 1998, the Company acquired substantially all of the assets of Nicroloy Company, located in Heidelberg, Pennsylvania.
 -- In July 1998, the Company, through its Cozzi subsidiary, acquired certain assets of Midwest Metallics, L.P., located in Chicago, Illinois.
 -- In November 1998, a wholly owned subsidiary of the Company merged with FPX, Inc. The sole asset of FPX, Inc. is a 50% joint venture interest in PerlCo, L.L.C. ("PerlCo"). The Company's Cozzi subsidiary owns the other 50% of PerlCo. PerlCo is a scrap metal recycling operation located in Memphis, Tennessee.

     The purchase consideration for the acquisitions completed during Fiscal 1999 was as follows (in thousands):

                                                     NAPORANO     OTHERS      TOTAL
                                                     --------     ------      -----
Shares of restricted Common Stock issued                1,939       2,334       4,273
Shares of Series C convertible preferred stock
  issued                                                    0           6           6
Warrants issued to purchase Common Stock                    0         150         150

Cash paid, including transaction costs               $ 86,561    $102,203    $188,764
Value of Common Stock issued                           18,497      21,118      39,615
Value of Series C Convertible Preferred Stock
  issued                                                    0       5,100       5,100
Value of warrants issued                                    0         699         699
Promissory notes issued                                     0       1,250       1,250
                                                     --------    --------    --------
Total purchase consideration                         $105,058    $130,370    $235,428
                                                     ========    ========    ========

ACQUISITIONS ACCOUNTED AS PURCHASE TRANSACTIONS DURING FISCAL 1998
 -- In May 1997, the Company acquired Reserve Iron & Metal L.P. ("Reserve"). Reserve operates two processing facilities in Cleveland, Ohio and Chicago, Illinois and has a 50% interest in a joint venture in Attalla, Alabama.
 -- In June 1997, the Company acquired four companies under common ownership comprising The Isaac Group ("Isaac"), headquartered in Maumee, Ohio. At the time of acquisition, Isaac was comprised of Ferrex Trading Corporation, the Isaac Corporation, Paulding Recycling, Inc. and Briquetting Corporation of America, Inc. Paulding Recycling, Inc. and Briquetting Corporation of America, Inc. were subsequently merged with and into the Isaac Corporation.
 -- In August 1997, the Company acquired Proler Southwest, Inc. and Proler Steelworks, L.L.C. (collectively "Proler"). Proler operates facilities in Houston, Texas and Jackson, Mississippi.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

 -- In December 1997, the Company acquired Cozzi Iron & Metal, Inc. ("Cozzi") headquartered in Chicago, Illinois. Cozzi also operates facilities in East Chicago, Indiana and Pittsburgh, Pennsylvania. In December 1997, the Company, through its Cozzi subsidiary, acquired Kankakee Scrap Corporation, located in Kankakee, Illinois.
 -- In January 1998, the Company acquired Houston Compressed Steel Corp., headquartered in Houston, Texas.
 -- In January 1998, the Company, through its Cozzi subsidiary, purchased Newell Phoenix, L.L.C.'s 50% membership interest in Salt River Recycling, L.L.C. ("Salt River"). At the time of the acquisition, Cozzi owned a 50% membership interest in Salt River.
 -- In January 1998, the Company purchased substantially all of the assets of Aerospace Metals, Inc. ("Aerospace"), and certain of its affiliates headquartered in Hartford, Connecticut.
 -- In February 1998, the Company, through its Cozzi subsidiary, acquired substantially all of the assets of Accurate Iron and Metal, located in Chicago, Illinois.
 -- In March 1998, the Company, through its Metal Management Arizona, Inc. subsidiary, acquired certain assets of Ellis Metals, Inc., ("Ellis Metals") headquartered in Tucson, Arizona. In the fourth quarter of Fiscal 1999, the Company approved the decision to abandon and shut down the operations of Ellis Metals.
 -- In March 1998, the Company acquired Superior Forge, Inc., ("Superior Forge") headquartered in Huntington Beach, California. The Company subsequently sold Superior Forge on March 12, 1999.

     The purchase consideration for the acquisitions completed during Fiscal 1998 was as follows (in thousands):

                               RESERVE     ISAAC     PROLER      COZZI     AEROSPACE    OTHERS      TOTAL
                               -------     -----     ------      -----     ---------    ------      -----
Shares of restricted Common
  Stock issued                      0       1,943      1,750     11,500         403       1,385      16,981
Warrants issued to purchase
  Common Stock                      0         462        375      1,500           0         120       2,457

Cash paid, including
  transaction costs            $6,589     $   536    $ 7,760    $ 7,807     $14,802     $ 7,866    $ 45,360
Value of Common Stock issued        0      21,049     11,130     65,864       5,318      18,060     121,421
Value of warrants issued            0       4,862      1,574      7,505           0         368      14,309
Promissory notes issued         1,542      36,547     10,500          0           0       1,991      50,580
                               ------     -------    -------    -------     -------     -------    --------
    Total purchase
      consideration            $8,131     $62,994    $30,964    $81,176     $20,120     $28,285    $231,670
                               ======     =======    =======    =======     =======     =======    ========

     The purchase consideration was allocated as follows at March 31 (in thousands):

                                                                1999        1998
                                                                ----        ----
Fair value of tangible assets acquired                        $133,376    $262,426
Goodwill                                                       132,370     165,064
Identifiable intangibles                                             0       1,834
Liabilities assumed                                            (30,812)   (198,329)
Convertible preferred stock issued                              (5,100)          0
Stock and warrants issued                                      (40,314)   (135,730)
Promissory notes and other consideration issued                 (1,250)    (50,580)
                                                              --------    --------
Cash paid                                                      188,270      44,685
  Less: cash acquired                                           (3,240)       (780)
                                                              --------    --------
Net cash paid for acquisitions                                $185,030    $ 43,905
                                                              ========    ========

     The above transactions have been accounted for by the purchase method of accounting and are included in the Company's results of operations from the effective date of each respective acquisition. The purchase

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

price was allocated based on estimates of the fair value of assets acquired and liabilities assumed. These estimates are revised during the allocation period as necessary when information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies by acquisition but does not usually exceed one year. The finalization of purchase accounting for all acquisitions for which the allocation period had closed did not result in any significant adjustments to the estimated allocation. It is not expected that the finalization of purchase accounting will have any significant effect on the financial position or results of operations of the Company for those acquisitions for which the allocation period remains open.

     The following unaudited pro forma statement of operations information presents a summary of consolidated results of operations of the Company, Reserve, Isaac, Proler, Cozzi, Aerospace and Naporano (collectively, the "Pro Forma Acquisitions") as if these acquisitions had occurred on April 1, 1997. The unaudited pro forma statement of operations information has been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets acquired, additional amortization expense as a result of goodwill and interest expense related to cash portions of purchase consideration and assumed debt. The pro forma statement of operations information includes non-recurring expenses of $19.0 million and $43.5 million for the years ended March 31, 1999 and 1998, respectively. The pro forma statement of operations information for the year ended March 31, 1998 also includes a charge for a $5.6 million non-cash dividend on the beneficial conversion feature of convertible preferred stock. The pro forma results do not purport to be indicative of the financial results which actually would have occurred had the Pro Forma Acquisitions been in effect on April 1, 1997 (in thousands, except share data).

                                                                   (UNAUDITED)
                                                              ----------------------
                                                                1999         1998
                                                                ----         ----
STATEMENT OF OPERATIONS
Net sales                                                     $845,430    $1,020,030
Net loss from continuing operations applicable to Common
  Stock                                                       $(51,674)   $  (44,410)
Basic and diluted net loss per share from continuing
  operations                                                  $  (1.06)   $    (1.19)

DIVESTITURES
     On March 12, 1999, the Company completed the sale of its Superior Forge subsidiary to a newly formed company formed by a group of investors led by Gerard M. Jacobs, the Company's former chief executive officer and a director of the Company. The Company received proceeds of $16.7 million, consisting of $14.2 million in cash and a $2.5 million promissory note due in 2003 bearing interest at 10% per annum. The promissory note is payable in five equal installments of $500,000 beginning on March 12, 2001 and every six months thereafter. In addition, the sale provides for the payment of an additional $1.0 million to the Company if certain financial targets are met by Superior Forge. The sale resulted in a loss of $6.8 million, which is included in non-cash and non-recurring expenses.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- NON-CASH AND NON-RECURRING EXPENSES

     During the year ended March 31, 1999, the Company recognized non-cash and non-recurring expenses of $16.2 million consisting of the following (in thousands):

Non-cash warrant compensation expense (income)                $(6,776)
Merger related costs                                            3,213
Loss on Superior Forge disposition (Note 2)                     6,792
Facility abandonment, shut-down and integration:
  Impairment of long-lived assets                              11,191
  Severance, facility closure charges and other                 1,776
                                                              -------
                                                              $16,196
                                                              =======

NON-CASH WARRANT COMPENSATION EXPENSE (INCOME)
     On May 1, 1997, the Company issued warrants to purchase 1,400,000 shares of Common Stock to the former general partners of Reserve (the "Reserve Warrants"). The Reserve Warrants have initial exercise prices of $3.50 or $4.00 per share, subject to a $0.50 per share increase in the event that the Company's stock price exceeds $10.00 per share on the date of exercise. The Reserve Warrants have terms that range from 30 to 60 months. The Reserve Warrants vest over 6 month, 12 month, 18 month and 24 month intervals for each group of 350,000 warrants, respectively, beginning on May 1, 1997. Upon termination of employment, any unvested warrants are forfeited by the recipients. The decrease in the Company's stock price during Fiscal 1999 resulted in the reversal of $6.8 million of previously recognized non-cash warrant compensation expense. Since the Reserve Warrants are considered variable instruments under APB No. 25, the Company will record non-cash warrant compensation expense or income throughout the term of the Reserve Warrants depending on the fair market value of its Common Stock. At March 31, 1999, warrants to purchase 910,000 shares of Common Stock remained outstanding under the Reserve Warrants.

MERGER RELATED COSTS
     In connection with the Company's merger with Bluestone, the Company recognized merger expenses consisting primarily of fees and expenses for accountants, attorneys, and investment bankers totaling $0.9 million. The merger expenses also included a charge of approximately $0.8 million related to the buy-out of existing contracts at Bluestone.

     In September 1998, the Company elected, due to adverse scrap metals market conditions, to terminate all then pending negotiations and related due diligence processes with potential acquisition candidates. Terminated merger expenses totalling $1.5 million, represent costs incurred in connection with acquisitions that the Company had been pursuing but subsequently terminated.

FACILITY ABANDONMENT, SHUT-DOWN AND INTEGRATION
     In the fourth quarter of Fiscal 1999, the Company executed a plan commenced during Fiscal 1999 to evaluate the long term economic viability of certain of its investments and to accelerate the integration of various operations in recognition of the significant adverse market conditions during Fiscal 1999, its liquidity needs, and ongoing integration and consolidation efforts. In connection with the plan, the Company performed an evaluation, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," that indicated negative or marginal future cash flows (undiscounted and without interest charges) from its under-performing recycling operations which would be less than the aggregate carrying amount of the Company's investment in these assets, resulting in the need to record impairment provisions for equipment and goodwill. The plan resulted in decisions made in the fourth quarter to abandon under-performing recycling operations including Ellis Metals, Inc. and Metal Management Gulf Coast, Inc. and to conclude the integration of certain operations in the Houston area.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The plan provided that certain recycling facilities would be abandoned and the operations integrated, where economically justified, into other Company facilities. In those instances where equipment would be transferred to other Company facilities, such equipment was transferred at its carrying value. Equipment to be disposed of or otherwise scrapped was written down to its net realizable value resulting in a non-cash charge of $6.6 million. It is expected that substantially all disposition of equipment will be completed within two quarters. Goodwill impairment associated with abandoned facilities aggregated $4.6 million.

     In connection with the facility abandonments and other termination arrangements, the Company incurred $0.6 million of severance and $1.2 million for lease cancellation, facility clean-up and other exit costs. Substantially all of these costs will be paid by the end of the second quarter of Fiscal 2000. The final clean-up and shutdown of all abandoned facilities is expected to be completed by September 30, 1999.

     During the year ended March 31, 1998, the Company recognized non-cash and non-recurring expenses of $43.5 million consisting of the following (in thousands):

Non-cash warrant compensation expense                         $30,588
Facility abandonment and integration:
  Impairment of long-lived assets                              11,305
  Severance, facility closure charges and other                 1,655
                                                              -------
                                                              $43,548
                                                              =======

     The Company recorded non-cash warrant compensation expenses aggregating to $30.6 million relating to (i) the Reserve Warrants ($9.8 million) and (ii) warrants issued on December 1, 1997 (the "December Warrants") to certain officers, employees and directors ($20.8 million). The December Warrants were fully vested warrants to purchase 1,855,000 shares of Common Stock at exercise prices ranging from $4.00 per share to $12.00 per share. The December Warrants are accounted for under APB No. 25 as fixed instruments and accordingly were valued using the "intrinsic method." The Reserve Warrants are accounted for under APB No. 25 as variable instruments.

     Upon completion of the Cozzi acquisition in December 1997, the Company adopted a formal plan to abandon its EMCO Recycling, Inc. ("EMCO") operations which had become redundant as a result of the Cozzi acquisition, and to transfer certain of EMCO's assets to Salt River Recycling, which the Company operates under the name of Metal Management Arizona. In connection with the plan to abandon and shut down EMCO, the Company recorded a non-cash charge of approximately $11.3 million, comprised of $9.3 million for the impairment of EMCO goodwill and $2.0 million for the write-down to net realizable value (less selling costs) of the EMCO fixed assets to be sold or otherwise abandoned. The Company also incurred $1.6 million of costs related to severance paid to the former president of EMCO and other exit related costs. The final shutdown and abandonment of EMCO was completed during Fiscal 1999.

NOTE 4 -- DISCONTINUED OPERATIONS

     During the year ended March 31, 1997, the Company sold its computer printer and related products business for approximately $1.3 million in cash and other contingent consideration in the form of royalties on future product sales. Accordingly, the operating results and gain on sale have been classified as discontinued operations for all periods presented in the financial statements.

     Net revenues recognized for the discontinued operations were $2.3 million for the year March 31, 1997. Additional consideration from royalty income is being recognized as earned and is reported as an additional gain on sale of discontinued operations. Income tax provision (benefit) for the discontinued operations was approximately ($307,000) for the year ended March 31, 1997. Income tax provision (benefit) for the gain on sale of assets of discontinued operations was approximately $81,000, $133,000 and ($15,000) for the years ended March 31, 1999, 1998 and 1997, respectively.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5 -- INVENTORIES

     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following categories at March 31 (in thousands):

                                                            1999       1998
                                                            ----       ----
Ferrous metals                                             $37,679    $35,934
Non-ferrous metals                                          19,791     25,222
Other                                                        2,973        786
                                                           -------    -------
                                                           $60,443    $61,942
                                                           =======    =======

NOTE 6 -- DEBT

LONG-TERM DEBT

     Long-term debt consisted of the following at March 31 (in thousands):

                                                                1999        1998
                                                                ----        ----
Senior Credit Facility, average interest rate of 7.64%        $144,410    $      0
Notes payable to related parties, due 1999 to 2001, average
  interest rate of 8.17% in 1999 and 7.80% in 1998, with
  letters of credit or stock pledge agreements pledged as
  collateral                                                     3,688      42,592
10% Senior Subordinated Notes due 2008                         180,000           0
Term loans, average interest rate of 8.45% in 1998 with
  equipment or personal guarantees pledged as collateral             0      40,221
Operating lines of credit, average interest rate of 9.50% in
  1998 reclassified to long-term debt                                0      58,494
Real property mortgage loans, due 1999 to 2009, average
  interest rate of 8.20% in 1999 and 8.23% in 1998               1,221       2,102
Other debt, due 1999 to 2008, average interest rate of 7.13%
  in 1999 and 7.85% in 1998, with equipment generally
  pledged as collateral                                          6,143       8,057
                                                              --------    --------
                                                               335,462     151,466
Less current portion                                            (5,308)    (11,877)
                                                              --------    --------
                                                              $330,154    $139,589
                                                              ========    ========

     Scheduled maturities of long-term debt are as follows (in thousands):

FISCAL YEAR ENDING, MARCH 31
2000                                                        $  5,308
2001                                                         146,726
2002                                                             922
2003                                                             431
2004 and thereafter                                          182,075
                                                            --------
                                                            $335,462
                                                            ========

     On March 31, 1998, the Company and its subsidiaries entered into a three year credit facility (the "Senior Credit Facility"), as amended, which provides for a revolving credit and letter of credit facility of $250.0 million, subject to borrowing base limitations. A security interest on substantially all of the assets and properties of the Company and its subsidiaries, including pledges of the capital stock of the Company's subsidiaries, are pledged as collateral against the obligations of the Company and its subsidiaries under the

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Senior Credit Facility. The Senior Credit Facility provides the Company with the option of borrowing based either on the Bankers Trust Company's prime rate plus a margin (1.5% at March 31, 1999) or at the London Interbank Offered Rate ("LIBOR") plus a margin (2.5% at March 31, 1999). Pursuant to the Senior Credit Facility, the Company pays a fee of .375% on the undrawn portion of the facility. The Senior Credit Facility is available for working capital and general corporate purposes, including acquisitions.

     Pursuant to the Senior Credit Facility, the Company is required to satisfy a certain minimum interest coverage test. The minimum interest coverage tests
(i) for the three month period ended June 30, 1999, (ii) for the six month period ended September 30, 1999, (iii) for the nine month period ended December 31, 1999, (iv) for the twelve month period ended March 31, 2000 and (v) for the end of each subsequent fiscal quarter thereafter for the twelve month period then ending require that the Company satisfy an interest coverage ratio of not less than 1.0 to 1.0. In addition, the Senior Credit Facility places contractual restrictions on the Company's ability to make interest payments on its Senior Subordinated Notes (defined below) unless during the thirty day period ending on the date on which the interest payment is to be made, there exists average undrawn availability under the Senior Credit Facility of not less than $12.0 million plus the amount of interest which is then due and payable on the Senior Subordinated Notes.

     On May 13, 1998, the Company issued $180.0 million, 10.0% Senior Subordinated Notes due on May 15, 2008 (the "Senior Subordinated Notes") and received net proceeds of $174.6 million. Interest on the Senior Subordinated Notes is payable semi-annually. The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated in right to payment to all senior debt of the Company, including the indebtedness of the Company under the Senior Credit Facility and the Senior Secured Notes. The Company's payment obligations are jointly and severally guaranteed by the Company's current and certain future subsidiaries. The Senior Subordinated Notes are redeemable at the Company's option at specified redemption prices and redemption events. The net proceeds were used to repay then outstanding amounts under the Senior Credit Facility, reduce notes payable to related parties and for general corporate purposes, including acquisitions. The Senior Subordinated Notes are traded on the PORTAL system.

     The Senior Credit Facility, the Indenture governing the Senior Subordinated Notes and the Indenture for the Senior Secured Notes (as defined below) contain covenants that, among other things, restrict the Company and most of its subsidiaries' ability to:

     - incur additional indebtedness;
     - pay dividends;
     - prepay subordinated indebtedness;
     - dispose of some types of assets;
     - make capital expenditures;
     - create liens and make some types of investments or acquisitions; and
     - engage in some fundamental corporate transactions.

     In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial covenants, including an interest coverage ratio and ratio of capital expenditures to consolidated revenues. The Company's ability to comply with these provisions may be affected by general economic conditions, industry conditions, and other events or circumstances beyond its control. A breach of any of these covenants could result in a default under the Senior Credit Facility. In the event of a default, depending on the actions taken by the lenders under the Senior Credit Facility, the lenders could elect to declare all amounts borrowed under the Senior Credit Facility, together with accrued interest, to be due and payable. In addition, a default under the Indenture for the Senior Secured Notes or the Indenture for the Senior Subordinated Notes would constitute a default under the Senior Credit Facility and any instruments governing our other indebtedness. Since September 30, 1998, the Company has been required to enter into three amendments to the Senior Credit Facility to avoid the occurrence of events of default under existing indebtedness.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Both the Indenture for the Senior Subordinated Notes and the Indenture for the Senior Secured Notes contain restrictions on the Company's ability to incur, subject to certain exceptions, additional indebtedness, unless the Company meets a fixed charge coverage ratio of 2.0 to 1.0 for the immediately preceding four calendar quarters. Because of recent financial performance, the Company currently would not satisfy the fixed-charge coverage ratio test, and, accordingly, is unable and will remain unable in the foreseeable future to incur significant amounts of additional indebtedness. As a result, if the Company experiences a liquidity shortfall, the ability to incur additional indebtedness to cover the shortfall will be severely limited.

NOTES PAYABLE TO RELATED PARTIES
     In connection with certain of the Company's acquisitions, notes payable were issued to or assumed from certain of the selling shareholders as purchase consideration. At March 31, 1999 and 1998, $2.4 million and $21.7 million, respectively, of notes payable were outstanding to the former shareholders of Isaac, including $0.3 million and $3.5 million, respectively, payable to George
A. Isaac III, a director and officer of the Company. At March 31, 1998, $2.4 million of notes payable was outstanding to the former shareholders of Proler, including $1.0 million payable to William T. Proler, a director of the Company.

     During Fiscal 1998, certain notes, aggregating $3.6 million, which were issued in connection with the acquisitions of HouTex, MacLeod and Reserve were converted, pursuant to their terms, into 524,569 shares of Common Stock of the Company.

EXTRAORDINARY CHARGE ON EARLY RETIREMENT OF DEBT
     During Fiscal 1999, the Company borrowed under the Senior Credit Facility to (i) refinance existing secured debt (including notes payable to related parties), (ii) buyout certain operating leases and (iii) pay prepayment penalties associated with the early retirement of debt. In connection with the refinancing of debt, the Company recognized extraordinary charges consisting of the following (in thousands):

Cash prepayment penalties                                     $  973
Value of warrants to purchase 106,797 shares of Common Stock
  issued as a prepayment fee                                     128
Write-off of related unamortized financing costs                 487
                                                              ------
Extraordinary charge before income tax benefit                 1,588
Income tax benefit                                               650
                                                              ------
Net extraordinary charge                                      $  938
                                                              ======

     The warrants were issued as a prepayment fee to certain former shareholders of Isaac, including warrants to purchase 18,888 shares of Common Stock issued to George A. Isaac III, a director and officer of the Company. The warrants are exercisable at $6.50 per share over a 3 year period. The value of the warrants was determined using the Black-Scholes model.

SUBSEQUENT DEBT TRANSACTIONS
     On May 7, 1999, the Company issued $30.0 million principal amount of 12 3/4% Senior Secured Notes due on June 15, 2004 (the "Senior Secured Notes"), in a Rule 144A private offering. Interest on the Senior Secured Notes is payable semi-annually. The Company is required to register the Senior Secured Notes within 180 days of sale. If the Registration Statement covering the Senior Secured Notes is not declared to be effective as required by the Senior Secured Notes, the Company may be required to pay damages. The Senior Secured Notes were issued at 90% of their principal amount and are redeemable by the Company, in whole or in part, at 100% of their principal amount at any time after June 15, 2000. A second priority lien on substantially all of the Company's property, plant and equipment has been pledged as collateral against the Notes. The Company received net proceeds of approximately $25.6 million, after the 10% original issue discount and transaction fees and expenses. Net proceeds were used to reduce amounts outstanding under the Senior Credit Facility.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- INCOME TAXES

     The provision (benefit) for federal and state income taxes from continuing operations is as follows (in thousands):

YEAR ENDED MARCH 31                                        1999       1998      1997
-------------------                                        ----       ----      ----
Federal:
     Current                                             $ (1,149)   $   199    $ (33)
     Deferred                                             (14,173)    (4,294)    (895)
                                                         --------    -------    -----
                                                          (15,322)    (4,095)    (928)
                                                         --------    -------    -----
State:
     Current                                                  697        741      142
     Deferred                                              (2,411)    (1,201)    (117)
                                                         --------    -------    -----
                                                           (1,714)      (460)      25
                                                         --------    -------    -----
Total tax benefit                                        $(17,036)   $(4,555)   $(903)
                                                         ========    =======    =====

     The components of deferred tax assets and liabilities at March 31, related to the following (in thousands):

                                                                1999        1998
                                                                ----        ----
DEFERRED TAX ASSETS:
  Net operating loss carryforward                             $ 17,839    $      0
  Facility closure & severance                                     843           0
  Workman's compensation                                           902         793
  Accrued liabilities                                              956         342
  Accounts receivable reserves                                     659         315
  Deferred compensation                                            602         759
  Employee benefit accruals                                        410         403
  Stock based compensation                                           0       5,234
  Other                                                              0         176
                                                              --------    --------
                                                                22,211       8,022
                                                              --------    --------
DEFERRED TAX LIABILITIES:
  Depreciation                                                 (14,070)    (15,237)
  Inventory                                                       (854)         (0)
  Non-compete agreements                                          (688)       (795)
  Cash to accrual adjustment                                        (0)       (389)
  Other                                                            (35)       (170)
                                                              --------    --------
                                                               (15,647)    (16,591)
                                                              --------    --------
NET DEFERRED TAX ASSET (LIABILITY)                            $  6,564    $ (8,569)
                                                              ========    ========

     Realization of deferred tax assets is dependent upon generating sufficient future taxable income in the periods in which the assets reverse or the benefits expire. Management believes it is more likely than not that the Company's deferred tax assets will be realized through tax loss carry backs and future taxable earnings. In concluding on the level of deferred tax asset valuation allowance to record, the Company considered a number of factors including the current and expected market conditions, the cyclicality of the recycling industry, integration and rationalization opportunities identified, the adequacy of its current liquidity and financial

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

resources and the remaining life of the net operating loss carryforward. The net operating loss carryforward expires in 2019 for federal tax purposes.

     The reconciliation of the federal income tax rate to the Company's effective tax rate from continuing operations is as follows:

YEAR ENDED MARCH 31                                           1999     1998     1997
-------------------                                           ----     ----     ----
Normal statutory rate                                         (35.0)%  (35.0)%  (35.0)%
State income taxes, net of federal benefit                     (4.0)    (1.1)    (4.3)
Non-deductible goodwill                                         2.5      2.3      4.8
Non-deductible goodwill, impairment and
  business disposition write-offs                               6.2      8.4      0.0
Non-deductible stock based compensation                         3.0     12.8      0.0
Other                                                           0.7      0.9      4.5
                                                              -----    -----    -----
Effective tax rate                                            (26.6)%  (11.7)%  (30.0)%
                                                              =====    =====    =====

NOTE 8 -- EMPLOYEE BENEFIT PLANS

     On December 31, 1998, the Company consolidated its various 401(k) and profit sharing plans into the Metal Management, Inc. 401(k) Plan. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. The Company may match a portion of the pre-tax contributions through discretionary contributions. The Company also may make a discretionary profit sharing contribution to the plan. No matching contributions were made by the Company into the Metal Management, Inc. 401(k) Plan for the year ended March 31, 1999.

     Prior to the Metal Management, Inc. 401(k) Plan, the Company and its wholly-owned subsidiaries sponsored qualified 401(k) plans and profit sharing plans covering certain eligible employees. Certain of the qualified 401(k) plans allowed the Company's wholly-owned subsidiaries to match a percentage of the contributions of participating employees as specified in the respective plans and also enabled discretionary contributions based on the plan provisions. For the years ended March 31, 1999, 1998 and 1997, the Company recorded charges for matching contributions of approximately $0.8 million, $0.4 million and $0.1 million, respectively.

     The Company's Bluestone, Isaac and Aerospace subsidiaries have defined benefit pension plans covering certain employees and groups of employees. Net pension cost under these plans for the years ended March 31, 1999, 1998, and 1997 aggregated $355, $162 and $41 thousand, respectively. Actuarially computed obligations under these plans are not significant and are substantially offset by the fair value of associated plan assets.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

LEASES
     The Company leases certain facilities and equipment under operating leases expiring at various dates. Lease rental expense was approximately $5.9 million, $3.1 million and $0.6 million for the years ended March 31, 1999, 1998 and 1997, respectively. Future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

FISCAL YEAR ENDING, MARCH 31
2000                                                         $ 5,742
2001                                                           4,767
2002                                                           4,024
2003                                                           3,726
2004 and thereafter                                           17,087

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Several of the Company's subsidiaries have received notices from the United States Environmental Protection Agency ("EPA") that each of these companies and numerous other parties are considered potentially responsible parties and may be obligated under Superfund to pay a portion of the cost of remedial investigation, feasibility studies and, ultimately, remediation to correct alleged releases of hazardous substances at various third party sites. Superfund may impose joint and several liability for the costs of remedial investigations and actions on the entities that arranged for disposal of certain wastes, the waste transporters that selected the disposal sites, and the owners and operators of these sites. Responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal, or ownership of the disposal site. Based upon the Company's analysis of its environmental exposure, the Company currently does not expect the potential liability of its subsidiaries in these matters to have a material adverse effect on the Company's financial condition or results of operation.

     At March 31, 1999 and 1998, the Company had reserves of $2.2 million and $1.3 million, respectively, for environmental related contingencies.

LEGAL PROCEEDINGS
     From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. A significant portion of these matters result from environmental compliance issues applicable to the operations of the Company's subsidiaries. There are presently no legal proceedings pending against the Company which, in the opinion of the Company's management, is likely to have a material adverse effect on its business, financial position or results of operations.

PURCHASE OF REAL PROPERTY
     On January 7, 1997, the Company entered into a 10 year lease agreement with 15/21 Japhet Realty Ltd. ("Japhet"), which provides for the Company's use of property in Houston, Texas. Japhet is owned by former HouTex shareholders. The lease agreement allows Japhet to sell the property to the Company for $4.0 million between the 54th month and the 89th month of the lease term. The Company also has an option to buy the property for $4.0 million during the same period.

NOTE 10 -- STOCKHOLDERS' EQUITY

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

     Dividends on the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock accrue, whether or not declared by the Board of Directors, at an annual rate of 6.0%, 4.5% and 6.9%, respectively, of the stated value of each outstanding share of Series A Preferred Stock, Series B Preferred

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Stock and Series C Preferred Stock. Dividends are payable in cash, or at the Company's option, in additional shares of preferred stock or Common Stock.

     The holders of Series A Preferred Stock are able to convert the shares into Common Stock at a price equal to the lower of: (i) $18.30; or (ii) 85% of the average closing bid price for the Common Stock for the five trading days prior to the date of the conversion notice. The holders of Series B Preferred Stock are able to convert the shares into Common Stock at a price equal to the lower of: (i) 120% of the closing bid price for the Common Stock on the date of purchase of the Series B Preferred Stock; (ii) 92.5% of the average closing bid price for the Common Stock for the five trading days prior to the date of the conversion notice; or (iii) if applicable, the lowest traded price of the Common Stock during the time when the Common Stock is not listed on a national securities exchange, subject in the case of the Series A Preferred Stock to the amendment of the Company's Certificate of Incorporation to reflect such conversion price. The holders of the Series C Preferred Stock are able to convert the shares into Common Stock at price equal to $9.00 per share of Common Stock, until November 2003, and thereafter, at the market price of the Common Stock.

     The following presents a summary of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock issued and converted during year ended March 31, 1999:

                                                  SERIES A    SERIES B    SERIES C
                                                  --------    --------    --------
Shares outstanding at March 31, 1998               15,094      20,000          0
Shares converted into Common Stock                (11,387)     (9,645)         0
Shares issued for acquisitions                          0           0      6,000
Shares issued for dividends                           313         522          0
                                                  -------      ------      -----
Shares outstanding at March 31, 1999                4,020      10,877      6,000
                                                  =======      ======      =====

COMMON STOCK
     Effective May 28, 1999, the Company's Common Stock was delisted from the NASDAQ National Market and transferred to the NASDAQ SmallCap Market. The decision to transfer the Company's Common Stock listing was a result of the Company's inability to comply with certain aspects of the listing requirements of the NASDAQ National Market.

     During January 1999, the Company completed a private sale of 192,000 shares of the Company's Common Stock, at a purchase price of $2.00 per share to certain officers and directors of the Company. The issuance of these shares is subject to the approval of the Company's stockholders at the next annual or special meeting of the stockholders of the Company. The Company received proceeds of approximately $0.4 million in that transaction. There were no fees or commissions paid in the transaction.

     On November 2, 1998, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to, among other things, increase the number of authorized shares of Common Stock from 80,000,000 to 140,000,000.

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

     During April and May 1997, the Company completed a private sale of 2,025,000 shares of the Company's Common Stock at $7.25 per share (the "Private Placement"), including the sale of 260,000 shares to certain officers and directors of the Company. The Company received net proceeds of approximately $14.7 million in the Private Placement.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- STOCK BASED COMPENSATION

STOCK OPTION PLANS
     On November 2, 1998, the Company's stockholders approved an amendment to the Company's 1995 Stock Option Plan (the "1995 Plan") to reserve an additional 2,600,000 shares of Common Stock for an aggregate 5,200,000 shares of Common Stock which can be issued to employees and consultants under the 1995 Plan. The Board of Directors determines, within limits set forth in the 1995 Plan, the term of each option, the option exercise price, the number of shares to be granted and the times at and conditions under which each option is or becomes exercisable. Options under the 1995 Plan are generally granted at an exercise price equal to or greater than the market price of the Company's Common Stock on the date of grant. These options generally vest between 3 to 5 years and have terms ranging from 5 to 10 years. Options granted under the 1995 Plan must be exercised no later than ten years from the date of grant.

     On November 2, 1998, the Company's stockholders approved the 1998 Director Compensation Plan (the "Director Plan") under which up to 250,000 shares of Common Stock are available for grant to non-employee directors. The Director Plan replaced the 1996 Director Option Plan, which provided for the issuance of 200,000 shares of Common Stock. Under the Director Plan, as of the first day of the Company's Fiscal year or the first day on which an individual becomes an outside director, each non-employee director is granted an option to purchase shares having a value of $30,000 as determined using the Black-Scholes valuation method. Options granted under the Director Plan are fully vested and exercisable at the time of grant and may be exercised no later than ten years after the grant date. The 1996 Director Option Plan has been terminated as to future awards.

     Summarized information for the Company's stock option plans are as follows:

     YEAR ENDED MARCH 31,                1999                    1998                  1997
     --------------------        ---------------------   --------------------   -------------------
                                              WEIGHTED               WEIGHTED              WEIGHTED
                                              AVERAGE                AVERAGE               AVERAGE
                                              EXERCISE               EXERCISE              EXERCISE
                                   SHARES      PRICE      SHARES      PRICE      SHARES     PRICE
                                   ------     --------    ------     --------    ------    --------
Beginning balance                 1,821,150    $12.05      757,500    $ 4.02     873,600    $3.72
Granted                           2,698,445    $ 5.35    1,218,650    $16.01     110,000    $4.53
Exercised                           (12,500)   $ 4.65     (155,000)   $ 3.95    (103,850)   $2.69
Expired/forfeited                (1,641,150)   $14.41            0    $ 0.00    (122,250)   $3.46
                                 ----------              ---------              --------
Ending balance                    2,865,945    $ 4.44    1,821,150    $12.05     757,500    $4.02
                                 ==========              =========              ========
Exercisable at end of period        701,500    $ 5.65      649,333    $ 5.28     672,500    $3.95
                                 ==========              =========              ========
Options available for grant       2,354,805                812,100               630,750
                                 ==========              =========              ========

     On December 1, 1998, a total of 1,513,900 outstanding stock options with a weighted average exercise price of $14.42, per share, were terminated in exchange for the grant of 1,135,425 stock options with an exercise price of $3.87, per share, representing 125% of the closing price of the Company's Common Stock on December 1, 1998. The options granted in the exchange are exercisable over a period of 5 years and vest ratably over a period of 3 years. The offer to exchange was made to substantially all option holders, but did not include the Company's chairman and chief development officer, chief executive officer and president. The exchange offer was designed to restore the incentive value of Company stock options and to encourage the retention of key personnel, particularly in light of the market conditions in the scrap metal industry during the 1998 calendar year, and its effect on the Company's stock price.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding at March 31, 1999:

                                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                        ------------------------------------    -------------------
                                                      WEIGHTED
                                                       AVERAGE      WEIGHTED               WEIGHTED
                                                      REMAINING     AVERAGE                AVERAGE
                                                     CONTRACTUAL    EXERCISE               EXERCISE
RANGE OF EXERCISE PRICES                 SHARES      LIFE (YRS)      PRICE      SHARES      PRICE
------------------------                 ------      -----------    --------    ------     --------
$2.04 to $3.52                            657,770       4.93         $ 3.35      45,000     $ 2.67
$3.53 to $3.87                          1,484,675       4.67         $ 3.87           0     $ 0.00
$3.88 to $5.00                            555,000       6.00         $ 4.10     555,000     $ 4.10
$5.01 to $21.13                           168,500       5.05         $14.95     101,500     $15.46
                                        ---------                               -------
                                        2,865,945                               701,500
                                        =========                               =======

WARRANTS
     The Company issues warrants to purchase restricted Common Stock in connection with acquisitions or for issuance to employees or consultants for services. The summary of warrant activity is as follows:

     YEAR ENDED MARCH 31,                1999                   1998                   1997
     --------------------        --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                  ------     --------    ------     --------    ------     --------
Beginning balance                8,224,540    $8.89     2,015,038    $ 4.65       20,000    $3.50
Granted                            740,547    $7.76     7,016,925    $ 9.69    1,995,038    $4.66
Exercised                         (207,100)   $4.93      (702,654)   $ 4.14            0    $0.00
Expired/forfeited                 (315,040)   $9.20      (104,769)   $12.72            0    $0.00
                                 ---------              ---------              ---------
Ending balance                   8,442,947    $8.85     8,224,540    $ 8.89    2,015,038    $4.65
                                 =========              =========              =========

     On December 1, 1998, a total of 245,000 outstanding warrants with a weighted average exercise price of $10.76, per share, were terminated in exchange for the grant of 183,750 warrants with an exercise price of $3.87, per share, representing 125% of the closing price of the Company's Common Stock on December 1, 1998. The warrants granted in the exchange are exercisable over a period of 5 years and vest ratably over a period of 3 years. The offer to exchange was made to certain warrant holders. The exchange offer was designed to restore the incentive value of the warrants and to encourage the retention of key personnel, particularly in light of the market conditions in the scrap metal industry during the 1998 calendar year, and its effect on the Company's stock price.

     The Company recognized approximately $6.8 million of warrant compensation income and $30.6 million of warrant compensation expense associated with the issuance of warrants for the years ended March 31, 1999 and 1998, respectively (see Note 3 -- Non-cash and non-recurring expenses).

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about warrants outstanding at March 31, 1999:

                                               WARRANTS OUTSTANDING            WARRANTS EXERCISABLE
                                       ------------------------------------    ---------------------
                                                     WEIGHTED
                                                      AVERAGE      WEIGHTED                 WEIGHTED
                                                     REMAINING     AVERAGE                  AVERAGE
                                                    CONTRACTUAL    EXERCISE                 EXERCISE
RANGE OF EXERCISE PRICES                SHARES      LIFE (YRS)      PRICE       SHARES       PRICE
------------------------                ------      -----------    --------     ------      --------
$3.50 to $4.00                         1,908,748       2.54         $ 3.87     1,327,498     $ 3.92
$4.01 to $5.91                         2,117,741       3.17         $ 5.50     2,117,741     $ 5.50
$5.92 to $12.00                        2,771,457       3.30         $ 9.81     2,371,457     $10.43
$12.01 to $26.00                       1,645,001       3.76         $17.35     1,645,001     $17.35
                                       ---------                               ---------
                                       8,442,947                               7,461,697
                                       =========                               =========

PRO FORMA DISCLOSURES
     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." The Company continues to account for stock-based compensation under the provisions of APB Opinion No. 25 and, accordingly, does not recognize compensation cost for options and warrants with exercise prices equal to market value at the date of grant. As required by SFAS No. 123, the following disclosure of pro forma information provides the effects on net loss and net loss per share as if the Company had accounted for its employee stock based compensation under the fair value method prescribed by SFAS No. 123 (in thousands, except per share data and assumptions):

YEAR ENDED MARCH 31,                                            1999        1998       1997
--------------------                                            ----        ----       ----
NET LOSS APPLICABLE TO COMMON STOCK:
  As reported                                                 $(49,670)   $(41,307)   $(1,260)
  Pro forma                                                   $(59,869)   $(45,147)   $(1,493)
BASIC AND DILUTED EPS APPLICABLE TO COMMON STOCK:
  As reported                                                 $  (1.24)   $  (1.99)   $ (0.12)
  Pro forma                                                   $  (1.49)   $  (2.17)   $ (0.14)

ASSUMPTIONS:
------------------------------------------------------------
Expected life (years)                                                3           3          3
Expected volatility                                               76.2%       63.7%      60.0%
Dividend yield                                                      --          --         --
Risk-free interest rate                                           5.07%       5.65%      6.52%

     The weighted average fair value of options and compensation based warrants granted was as follows:

                                          1999                     1998                   1997
                                 ----------------------   ----------------------   -------------------
                                 ---------------------------------------------------------------------
YEAR ENDED MARCH 31,              SHARES     FAIR VALUE    SHARES     FAIR VALUE   SHARES   FAIR VALUE
--------------------              ------     ----------    ------     ----------   ------   ----------
Exercise price > Market price    2,726,195     $1.74        338,750     $4.37      95,000     $1.59
Exercise price = Market price      456,000     $5.39      1,173,323     $7.24      15,000     $2.07
Exercise price < Market price          n/a       n/a      3,258,500     $8.04         n/a       n/a

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

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options and warrants.

NOTE 12 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial information for the Company's last eight fiscal quarters (in thousands, except per share amounts)

                                                                      QUARTER ENDED
                                                       --------------------------------------------
YEAR ENDED MARCH 31, 1999                              JUNE 30     SEPT. 30    DEC. 31     MAR. 31
-------------------------                              -------     --------    -------     -------
Net sales                                              $214,951    $217,256    $178,752    $194,315
Gross profit(a)                                          19,749       9,887      11,145      24,432
Non-cash and non-recurring expense (income)(b)             (786)     (2,575)      6,452      13,105
Loss from continuing operations(c)                         (913)    (14,656)    (19,009)    (14,271)
Extraordinary charge                                        862           0          76           0
Income from discontinued operations                          47          27          21          22
Net loss applicable to Common Stock(c)                   (1,728)    (14,629)    (19,064)    (14,249)
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations                                $  (0.03)   $  (0.38)   $  (0.46)   $  (0.31)
  Discontinued operations                                  0.00        0.00        0.00        0.00
  Extraordinary charge                                    (0.02)       0.00        0.00        0.00
  Net income (loss)                                       (0.05)      (0.38)      (0.46)      (0.31)
DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations                                $  (0.03)   $  (0.38)   $  (0.46)   $  (0.31)
  Discontinued operations                                  0.00        0.00        0.00        0.00
  Extraordinary charge                                    (0.02)       0.00        0.00        0.00
  Net income (loss)                                       (0.05)      (0.38)      (0.46)      (0.31)

                                                                 QUARTER ENDED
                                                  --------------------------------------------
YEAR ENDED MARCH 31, 1998                         JUNE 30     SEPT. 30    DEC. 31     MAR. 31
-------------------------                         -------     --------    -------     -------
Net sales                                         $ 82,105    $127,254    $145,837    $214,839
Gross profit                                         7,374      11,264      12,532      20,971
Non-cash and non-recurring expense (income)(d)       2,597      11,758      29,942        (749)
Income (loss) from continuing operations(c)         (1,218)     (7,041)    (34,064)        816
Income (loss) from discontinued operations             101         107         (42)         34
Net income (loss) applicable to Common Stock(c)     (1,117)     (6,934)    (34,106)        850
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations                           $  (0.09)   $  (0.43)   $  (1.57)   $   0.03
  Discontinued operations                             0.00        0.01       (0.00)       0.00
  Net income (loss)                                  (0.09)      (0.42)      (1.57)       0.03
DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations                           $  (0.09)   $  (0.43)   $  (1.57)   $   0.02
  Discontinued operations                             0.00        0.01       (0.00)       0.00
  Net income (loss)                                  (0.09)      (0.42)      (1.57)       0.02

--------------------------------------------------------------------------------
(a) Reflects the impact of lower of cost or market inventory adjustments recorded in the aggregate amount of approximately $17 million during the quarters ended September 30, 1998 and December 31, 1998.
(b) Non-cash and non-recurring expenses for Fiscal 1999 consisted of non-cash warrant compensation income of $6.8 million, merger related costs of $3.2 million, loss on the Superior Forge disposition of $6.8 million and facility abandonment and integration charges of $13.0 million.
(c) Amounts include preferred stock dividends, accretion of preferred stock discount to redemption value and non-cash beneficial conversion feature of convertible preferred stock.
(d) Non-cash and non-recurring expenses for Fiscal 1998 consisted of non-cash warrant compensation expense of $30.6 million and facility abandonment and integration charges of $12.9 million.

                             METAL MANAGEMENT, INC.
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                       (A)
                                          BALANCE AT   CHARGED TO   CHARGED TO   DEDUCTIONS,   BALANCE AT
FISCAL                                    BEGINNING    COSTS AND      OTHER        NET OF        END OF
 YEAR              DESCRIPTION            OF PERIOD     EXPENSES     ACCOUNTS    RECOVERIES      PERIOD
------             -----------            ----------   ----------   ----------   -----------   ----------
1999     Allowance for doubtful accounts    $1,629       $ 982        $  467       $(1,058)      $2,020
         Tax valuation allowance            $    0       $ 250        $    0       $     0       $  250
1998     Allowance for doubtful accounts    $  101       $ 641        $1,013       $  (126)      $1,629
1997     Allowance for doubtful accounts    $  474       $ 223        $    0       $  (596)      $  101
         Tax valuation allowance            $  505       $(505)       $    0       $     0       $    0

---------------
(a) Includes increases to allowance for doubtful accounts due to acquisitions.

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX

                    NUMBER AND DESCRIPTION OF EXHIBIT
                    ---------------------------------
 2.1   Stock Purchase Agreement, dated as of May 24, 1998, by and among the Company, Joseph F. Naporano and Andrew J.
       Naporano, Jr. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 1,
       1998).
 3.1   Amended and Restated Certificate of Incorporation of the
       Company, as filed with the Secretary of State of the State of Delaware on November 2, 1998 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form
       10-Q for the quarter ended September 30, 1998).
 3.2   Certificate of Designations, Preferences and Rights of
       Series C Convertible Preferred Stock of the Company, as
       filed with the Secretary of State of the State of Delaware on November 2, 1998 (incorporated by reference to Exhibit
       3.2 of the Company's Quarterly Report on Form 10-Q for the
       quarter ended September 30, 1998).
 3.3   Restated By-Laws of the Company, as amended through March
       31, 1999.
 4.1   Indenture, dated as of May 13, 1998, among the Company, the
       Guarantors (as defined therein) and LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 10.2 of the
       Company's Current Report on Form 8-K dated May 13, 1998).
 4.2   First Supplemental Indenture, dated as of May 31, 1998,
       executed by R&P Holdings, Inc., Charles Bluestone Company
       and R&P Real Estate, Inc., amending Indenture, dated as of
       May 13, 1998, among the Company, the Guarantors and LaSalle
       National Bank, as Trustee (incorporated by reference to
       Exhibit 4.12 of the Company's Annual Report on Form 10-K for
       the year ended March 31, 1998).
 4.3   Second Supplemental Indenture, dated as of June 19, 1998,
       executed by Metal Management Gulf Coast, Inc., amending
       Indenture, dated as of May 13, 1998, among the Company, the
       Guarantors and LaSalle National Bank, as Trustee
       (incorporated by reference to Exhibit 4.13 of the Company's
       Annual Report on Form 10-K for the year ended March 31,
       1998).
 4.4   Third Supplemental Indenture, dated as of June 24, 1998,
       executed by Newell Recycling West, Inc., amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle National Bank, as Trustee (incorporated by
       reference to Exhibit 4.14 of the Company's Registration
       Statement on Form S-4 filed July 10, 1998).
 4.5   Fourth Supplemental Indenture, dated as of July 1, 1998,
       executed by Naporano Iron & Metal Co. and NIMCO Shredding
       Co., amending Indenture, dated as of May 13, 1998, among the
       Company, the Guarantors and LaSalle National Bank, as
       Trustee (incorporated by reference to Exhibit 4.15 of the
       Company's Registration Statement on Form S-4 filed July 10,
       1998).
 4.6   Fifth Supplemental Indenture, dated as of July 1, 1998,
       executed by Michael Schiavone & Sons, Inc. and Torrington
       Scrap Company, amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 4.16 of the
       Company's Registration Statement on Form S-4 filed July 10,
       1998).
 4.7   Sixth Supplemental Indenture, dated as of July 7, 1998,
       executed by Kimerling Acquisition Corp., amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle National Bank, as Trustee (incorporated by
       reference to Exhibit 4.17 of the Company's Amendment No. 1 to Registration Statement on Form S-4 filed October 6,
       1998).
 4.8   Seventh Supplemental Indenture, dated as of July 9, 1998,
       executed by Nicroloy Acquisition Corp., amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle National Bank, as Trustee (incorporated by
       reference to Exhibit 4.18 of the Company's Amendment No. 1 to Registration Statement on Form S-4 filed October 6,
       1998).
 4.9   Eighth Supplemental Indenture, dated as of November 3, 1998, executed by FPX, Inc., amending Indenture, dated as of May
       13, 1998, among the Company, the Guarantors and LaSalle
       National Bank, as Trustee (incorporated by reference to
       Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q
       for the quarter ended September 30, 1998).
 4.10  Ninth Supplemental Indenture, dated as of November 3, 1998, executed by PerlCo, L.L.C., amending Indenture, dated as of
       May 13, 1998, among the Company, the Guarantors and LaSalle
       National Bank, as Trustee (incorporated by reference to
       Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q
       for the quarter ended September 30, 1998).

                    NUMBER AND DESCRIPTION OF EXHIBIT
                    ---------------------------------
 4.11  Indenture, dated as of May 7, 1999, among the Company, the
       Guarantors (as defined therein) and Harris Trust and Savings
       Bank, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 7,
       1999).
 4.12  Specimen of Stock Certificate (incorporated by reference to
       Exhibit 4.1 of the Company's Annual Report on Form 10-K for
       the year ended March 31, 1997).
10.1   Credit Agreement, dated March 31, 1998, by and among the
       Company and its subsidiaries named therein and BT Commercial
       Corporation (incorporated by reference to Exhibit 10.1 of
       the Company's Current Report on Form 8-K dated March 31,
       1998).
10.2   Amendment No. 1 to Credit Agreement, dated as of June 12,
       1998, by and among the Company and its subsidiaries named
       therein and BT Commercial Corporation (incorporated by
       reference to Exhibit 10.28 of the Company's Annual Report on
       Form 10-K for the year ended March 31, 1998).
10.3   Amendment No. 2 to Credit Agreement, dated as of June 19,
       1998, by and among the Company and its subsidiaries named
       therein and BT Commercial Corporation (incorporated by
       reference to Exhibit 10.29 of the Company's Annual Report on
       Form 10-K for the year ended March 31, 1998).
10.4   Amendment No. 3A to Credit Agreement, dated as of September
       30, 1998, by and among the Company and its subsidiaries
       named therein and BT Commercial Corporation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on
       Form 8-K dated October 5, 1998).
10.5   Amendment No. 4 to Credit Agreement, dated as of December
       31, 1998, by and among the Company and its subsidiaries
       named therein, BT Commercial Corporation and the other
       financial institutions signatories thereto as lenders
       (incorporated by reference to Exhibit 10.1 of the Company's
       Current Report on Form 8-K dated January 28, 1999).
10.6   Amendment No. 5 to Credit Agreement, dated as of April 14,
       1999, by and among the Company and its subsidiaries named
       therein, BT Commercial Corporation and the other financial institutions signatories thereto as lenders.
10.7   Amendment No. 6 to Credit Agreement, dated as of April 29,
       1999, by and among the Company and its subsidiaries named
       therein, BT Commercial Corporation and the other financial institutions signatories thereto as lenders (incorporated by reference to Exhibit 10.1 of the Company's Current Report on
       Form 8-K dated May 7, 1999).
10.8   Purchase Agreement, dated May 8, 1998, among the Company,
       the Guarantors, Goldman, Sachs & Co., BT Alex. Brown
       Incorporated and Salomon Brothers Inc (incorporated by
       reference to Exhibit 10.1 of the Company's Current Report on
       Form 8-K dated May 13, 1998).
10.9   Purchase Agreement, dated May 5, 1999, among the Company,
       its subsidiaries named therein and BT Alex. Brown
       Incorporated (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated May 7, 1999).
10.10  Exchange and Registration Rights Agreement, dated as of May
       13, 1998, by and among the Company, the Guarantors, Goldman,
       Sachs & Co., BT Alex. Brown Incorporated and Salomon
       Brothers Inc (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated May 13,
       1998).
10.11  Exchange and Registration Rights Agreement, dated as of May
       7, 1999, among the Company, the Guarantors and BT Alex.
       Brown Incorporated (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated May 7,
       1999).
10.12  Registration Rights Agreement, dated as of November 2, 1998, by and among the Company and the holders listed therein.
10.13  Employment Agreement, dated August 26, 1996. between the
       Company and Robert C. Larry (incorporated by reference to
       Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
       for the quarter ended December 31, 1996).
10.14  Employment Agreement, dated June 23, 1997, between the
       Company and George A. Isaac, III (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K
       dated June 23, 1997).
10.15  Employment Agreement, dated August 27, 1997, between the
       Company and William T. Proler (incorporated by reference to
       Exhibit 10.1 of the Company's Current Report on Form 8-K
       dated August 28, 1997).
10.16  Employment Agreement, dated December 1, 1997, between the
       Company and T. Benjamin Jennings (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K
       dated December 1, 1997).

                    NUMBER AND DESCRIPTION OF EXHIBIT
                    ---------------------------------
10.17  Employment Agreement, dated December 1, 1997, between the
       Company and Albert A. Cozzi (incorporated by reference to
       Exhibit 10.12 of the Company's Current Report on Form 8-K
       dated December 1, 1997).
10.18  Employment Agreement, dated December 1, 1997, between the
       Company and Frank J. Cozzi (incorporated by reference to
       Exhibit 10.15 of the Company's Current Report on Form 8-K
       dated December 1, 1997).
10.19  Employment Agreement, dated December 1, 1997, between
       Gregory P. Cozzi and Cozzi Iron & Metal, Inc. (incorporated by reference to Exhibit 10.18 of the Company's Current
       Report on Form 8-K dated December 1, 1997).
10.20  Employment Agreement, dated July 1, 1998, between Naporano
       Iron & Metal Co., NIMCO Shredding Co. and Joseph F. Naporano
       (incorporated by reference to Exhibit 10.6 of the Company's
       Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1998).
10.21  Employment Agreement, dated November 30, 1998, between Larry
       Snyder, the Company and Cozzi Iron & Metal, Inc.
10.22  Form of Stock Warrant Settlement Agreement, dated as of
       November 7, 1997, between the Company, EMCO Recycling Corp.
       and George O. Moorehead (incorporated by reference to
       Exhibit 10.1 of the Company's Current Report on Form 8-K
       dated December 1, 1997).
10.23  Form of Letter regarding Separation Agreement, dated as of
       November 7, 1997, between the Company and George O.
       Moorehead (incorporated by reference to Exhibit 10.2 of the
       Company's Current Report on Form 8-K dated December 1,
       1997).
10.24  Form of Non-Compete, Non-Solicitation and Confidentiality
       Covenant and Agreement, dated as of November 7, 1997, by and between the Company and George O. Moorehead (incorporated by reference to Exhibit 10.3 of the Company's Current Report on
       Form 8-K dated December 1, 1997).
10.25  Warrant to Purchase 462,500 shares of Common Stock, dated
       June 23, 1997, issued by the Company to the George A. Isaac,
       III Second Revocable Trust (incorporated by reference to
       Exhibit 10.3 of the Company's Annual Report on Form 10-K for
       the year ended March 31, 1998).
10.26  Warrant to purchase 350,000 shares of Common Stock at an exercise price of $12.00 per share, dated December 1, 1997, issued by the Company to T. Benjamin Jennings (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated December 1, 1997).
10.27  Warrant to purchase 375,000 shares of Common Stock at an exercise price of $5.91 per share, dated December 1, 1997, issued by the Company to T. Benjamin Jennings (incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K dated December 1, 1997).
10.28  Warrant to purchase 350,000 shares of Common Stock at an exercise price of $12.00 per share, dated December 1, 1997, issued by the Company to Gerard M. Jacobs (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K dated December 1, 1997).
10.29  Warrant to purchase 375,000 shares of Common Stock at an exercise price of $5.91 per share, dated December 1, 1997, issued by the Company to Gerard M. Jacobs (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K dated December 1, 1997).
10.30  Warrant to purchase 377,586 shares of Common Stock at an exercise price of $5.91 per share, dated December 1, 1997, issued by the Company to Albert A. Cozzi (incorporated by
       reference to Exhibit 10.13 of the Company's Current Report on Form 8-K dated December 1, 1997).
10.31  Warrant to purchase 377,586 shares of Common Stock at an exercise price of $15.84 per share, dated December 1, 1997, issued by the Company to Albert A. Cozzi (incorporated by
       reference to Exhibit 10.14 of the Company's Current Report on Form 8-K dated December 1, 1997).
10.32  Warrant to purchase 291,380 shares of Common Stock at an exercise price of $5.91 per share, dated December 1, 1997, issued by the Company to Frank J. Cozzi (incorporated by
       reference to Exhibit 10.16 of the Company's Current Report on Form 8-K dated December 1, 1997).
10.33  Warrant to purchase 291,380 shares of Common Stock at an exercise price of $15.84 per share, dated December 1, 1997, issued by the Company to Frank J. Cozzi (incorporated by
       reference to Exhibit 10.17 of the Company's Current Report on Form 8-K dated December 1, 1997).
10.34  Warrant to purchase 81,035 shares of Common Stock at an exercise price of $5.91 per share, dated December 1, 1997, issued by the Company to Gregory P. Cozzi (incorporated by reference to Exhibit 10.19 of the Company's Current Report on Form 8-K dated December 1, 1997).

                    NUMBER AND DESCRIPTION OF EXHIBIT
                    ---------------------------------
10.35  Warrant to purchase 81,035 shares of Common Stock at an exercise price of $15.84 per share, dated December 1, 1997, issued by the Company to Gregory P. Cozzi (incorporated by reference to Exhibit 10.20 of the Company's Current Report on Form 8-K dated December 1, 1997).
10.36  Warrant to purchase 600,000 shares of Common Stock, dated
       December 19, 1997, issued by the Company to Samstock, L.L.C.
       (incorporated by reference to Exhibit 4.1 of the Company's
       Current Report on Form 8-K dated December 18, 1997).
10.37  Secured Promissory Note, dated July 22, 1998, executed by T.
       Benjamin Jennings in favor of the Company (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.38  Pledge Agreement, dated as of July 22, 1998, between the
       Company and T. Benjamin Jennings (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form
       10-Q for the quarter ended September 30, 1998).
10.39  Amended and Restated Stockholders' Agreement, dated as of
       February 12, 1999, by and among T. Benjamin Jennings, Gerard
       M. Jacobs, Albert A. Cozzi, Frank J. Cozzi, Gregory P.
       Cozzi, Samstock, L.L.C. and the Company (incorporated by
       reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).
10.40  Metal Management, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 4.9 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
10.41  Metal Management, Inc. 1996 Director Option Plan
       (incorporated by reference to Exhibit 4.3 of the Company's
       Annual Report on Form 10-K for the year ended March 31,
       1997).
10.42  Metal Management, Inc. 1998 Director Compensation Plan
       (incorporated by reference to Exhibit 4.10 of the Company's
       Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1998).
10.43  Metal Management, Inc. 1998 Employee Stock Purchase Plan
       (incorporated by reference to Exhibit 4.11 of the Company's
       Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1998).
21.1   Subsidiaries of the Company.
23.1   Consent of PricewaterhouseCoopers LLP.
27.1   Financial Data Schedule.