Form 10-K/A
period 1999-03-31
METAL MANAGEMENT INC
filed 1999-07-23
CIK 795665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

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

     As of June 16, 1999, the Registrant had 53,191,185 shares of Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Amendment is being filed to include the information required by Part III of Form 10-K. The Registrant excluded the information required by Part III of Form 10-K because the Registrant intended to incorporate that information by reference to its proxy statement to be filed in connection with the 1999 annual meeting of its stockholders. However, the Registrant does not expect to file its definitive proxy statement within the required 120 days of the end of its fiscal year end, therefore, is required to file this Amendment.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information concerning the executive officers and directors of the Company as of July 22, 1999.

NAME                                   AGE                          POSITIONS
----                                   ---                          ---------
Albert A. Cozzi......................  54     Director, Chairman of the Board, President and Chief
                                              Operating Officer
George A. Isaac, III.................  46     Director and Executive Vice President
Frank J. Cozzi.......................  49     Director and Vice President
Joseph F. Naporano...................  58     Director and Vice Chairman of the Board
Gregory P. Cozzi.....................  44     Director
Gerard M. Jacobs.....................  44     Director
Eugene C. McCaffery..................  51     Director
Kenneth A. Merlau....................  53     Director
Timothy T. Orlowski..................  39     Director
William T. Proler....................  51     Director
Daniel B. Burgess....................  35     Executive Vice President
David A. Carpenter...................  36     Executive Vice President, Administration, Legal &
                                              Regulatory Affairs and Secretary
Robert C. Larry......................  38     Executive Vice President, Finance, Treasurer, Chief
                                              Financial Officer, and Assistant Secretary
Amit N. Patel........................  31     Vice President, Finance and Controller
Larry S. Snyder......................  44     Vice President, Non-Ferrous

     Albert A. Cozzi joined the Company's Board of Directors and became the Company's President and Chief Operating Officer in December 1997, following the Company's merger with Cozzi Iron & Metal, Inc. ("Cozzi Iron & Metal"). Mr. Cozzi became Chairman of the Board on July 15, 1999. Mr. Cozzi also served as a member of the Executive Committee of the Company's Board of Directors from December 1997 through February 1999. Mr. Cozzi was employed by Cozzi Iron & Metal from 1963 to December 1997, and from 1980 to December 1997 served as its President. Mr. Cozzi served as the Company's Senior Vice President and Chief Operating Officer from September 1997 through December 1997. Mr. Cozzi earned an MBA from the University of Chicago in 1988. From 1990 to 1992 he served as Chairman of the Ferrous Committee of the Institute of Scrap Recycling Industries ("ISRI"), an industry association. Mr. Cozzi is the brother of Frank J. Cozzi and Gregory
P. Cozzi.

     George A. Isaac, III joined the Company's Board of Directors and became an Executive Vice President in June 1997, following the Company's acquisition of The Isaac Corporation, Ferrex Trading Corporation, Briquetting Corporation of America and Paulding Recycling, Inc. (collectively, the "Isaac Group"). Mr. Isaac also served as a member of the Executive Committee of the Company's Board of Directors from June 1997 through February 1999. Since 1988, he has served as President and Chief Executive Officer of the companies in the Isaac Group. From 1977 through 1988, he worked as a management consultant at Deloitte and Touche LLP, where he was elected a partner. Mr. Isaac is on the boards of directors/advisors of several companies in the Toledo, Ohio area including Capital Bank, N.A. (a public bank holding company), Betco, Inc. (a manufacturer of chemicals) and Findley-Davies (a benefits consulting firm). Mr. Isaac is also member of the board of trustees of the Foundry Educational Foundation and the Toledo Symphony. He earned a B.S. and an MBA with distinction from the University of Michigan.

     Frank J. Cozzi joined the Company's Board of Directors and became a Vice President in December 1997, following the Company's merger with Cozzi Iron & Metal. Mr. Cozzi has been employed by Cozzi Iron & Metal since 1967 and became its President in December 1997. From February 1995 to December 1997, he served as Executive Vice President of Cozzi Iron & Metal. From March 1981 to December 1997, Mr. Cozzi served as Cozzi Iron & Metal's Treasurer and Secretary. From 1990 to 1991 he served as President of the Chicago Chapter of ISRI, and from 1988 to 1990 was national chairman of ISRI's transportation committee. Mr. Cozzi completed Harvard University's Owner President Management executive program in 1991. He has also served in local and national positions with ISRI. Mr. Cozzi is the brother of Albert A. Cozzi and Gregory P. Cozzi.

     Joseph F. Naporano joined the Company's Board of Directors and became Vice Chairman of the Board in August 1998, following the Company's acquisition of Naporano Iron & Metal Co. and NIMCO Shredding Co. (collectively, "Naporano"). Mr. Naporano has served as the President of Naporano Iron & Metal Co. since 1965. He has served as President of NIMCO Shredding Co. since 1972. Mr. Naporano earned a Metallurgical Engineer's degree from the Colorado School of Mines and earned an MBA from Columbia University.

     Gregory P. Cozzi joined the Company's Board of Directors in December 1997, following the Company's merger with Cozzi Iron & Metal. Mr. Cozzi has been employed by Cozzi Iron & Metal since 1977 and became Executive Vice President and Secretary in December 1997. Since 1977, Mr. Cozzi has been a Vice President of Cozzi Iron & Metal. Mr. Cozzi is a graduate of Northern Michigan University. Mr. Cozzi is the brother of Albert A. Cozzi and Frank J. Cozzi.

     Gerard M. Jacobs joined the Company's Board of Directors in August 1995. Mr. Jacobs served as the Company's Chief Executive Officer and as a member of the Executive Committee of the Company's Board of Directors from April 1996 through February 1999, when he resigned from such positions in connection with the sale of the Company's Superior Forge, Inc. subsidiary to a corporation formed by Mr. Jacobs. From April 1996 through December 1997, Mr. Jacobs also served as the Company's President. From August 1995 through April 1996, Mr. Jacobs served as the Company's Co-Chairman of the Board, Co-President and Co-Chief Executive Officer. Mr. Jacobs is currently the Chief Executive Officer of Huntington Alu-Tech, Inc., which is a holding company formed in part to acquire Superior Forge, Inc. from the Company. From 1983 to 1995, Mr. Jacobs developed resource recovery, landfill and hydroelectric projects for his own account and for the investment banking firm of Russell, Rea & Zappala, Inc. in Pittsburgh, Pennsylvania. Mr. Jacobs is a director of Crown Group, Inc., a publicly traded company engaged in various businesses. Mr. Jacobs is a graduate of Harvard University and the University of Chicago School of Law. Mr. Jacobs is also a director of Chicago Inner-City Games Foundation.

     Eugene C. McCaffery joined the Company's Board of Directors in January 1999. Since June 1998, Mr. McCaffery has served as Chief Executive Officer and a director of ValueVision International, Inc., a NASDAQ-listed integrated direct marketing company. In 1996, Mr. McCaffery founded Marketing Advocates, a celebrity-driven product and marketing development company. From 1995 through 1996, Mr. McCaffery served as Senior Executive Vice President of Montgomery Ward & Co., Incorporated in charge of its merchandising, strategic planning, advertising and marketing operations. Prior to 1995, Mr. McCaffery held various executive positions with Montgomery Ward. While at Montgomery Ward, Mr. McCaffery also served as Vice Chairman of The Signature Group, a subsidiary of Montgomery Ward and one of the nation's largest direct marketing companies.

     Kenneth A. Merlau joined the Company's Board of Directors in July 1998. From November 1998 through May 1999, Mr. Merlau served as an Executive Vice President of the Company. Since June 1993, Mr. Merlau has served as Chairman of Clipper Development Company, a business advisory service for owned and invested companies and a strategic and operations consultant to emerging private companies. Mr. Merlau is a graduate of Purdue University and earned an MBA from the University of Chicago. Mr. Merlau previously served on the Company's Board of Directors from September 1997 through November 1997.

     Timothy T. Orlowski joined the Company's Board of Directors in November 1998. Since 1980, Mr. Orlowski has served in various management positions, most recently as Executive Vice President-

Operations, for Arlington Metals Corporation, headquartered in Franklin Park, Illinois. In this position, Mr. Orlowski has been responsible for operating two facilities with over 100 employees. In addition, Mr. Orlowski has owned, and been President of, Tisha-K Corporation, an independent transportation company, since 1984.

     William T. Proler joined the Company's Board of Directors in August 1997, following the Company's acquisition of Proler Southwest Inc. and Proler Steelworks L.L.C. (collectively, "Proler Southwest"). Since 1992, he has served as President and Chief Executive Officer of Proler Southwest Inc., and since 1994, he has served as manager of Proler Steelworks L.L.C.

     Daniel B. Burgess has served as an Executive Vice President of the Company since September 1995. Prior to July 1996, Mr. Burgess served as Executive Vice President responsible for certain business operations which were subsequently discontinued by the Company. From June 1992 through September 1995, Mr. Burgess served as a Global Account Manager and Marketing Manager for AT&T Corp. Mr. Burgess is a graduate of Rice University and earned an MBA from Southern Methodist University.

     David A. Carpenter has served as the Company's Executive Vice President, Administration, Legal & Regulatory Affairs since July 1999 and as Secretary since March 1998. Mr. Carpenter served as the Company's Vice President and General Counsel from March 1998 through July 1999. From October 1987 through March 1998, Mr. Carpenter was a corporate and securities law practitioner in the Chicago and London offices of Mayer, Brown & Platt, where he was a partner from and after January 1, 1997. Mr. Carpenter is a graduate of the University of Illinois and DePaul University College of Law. Mr. Carpenter is a director of Metropolitan Family Services, a Chicago-based charitable organization. Mr. Carpenter is also a member of the American Bar Association, the Chicago Bar Association and the American Society of Corporate Secretaries.

     Robert C. Larry has served as the Company's Executive Vice President, Finance, Treasurer and Chief Financial Officer since April 1999. From August 1996 through April 1999, Mr. Larry served as the Company's Vice President, Finance, Treasurer and Chief Financial Officer. From March 1995 through August 1996, he served as Director of Finance and Investments for Caremark International, Inc., a diversified, publicly traded company engaged in providing health care services. In 1991, Mr. Larry co-founded The Grabscheid Group, Ltd., a professional services firm which specialized in financial restructuring and recapitalization services for private and publicly held firms. Mr. Larry is a graduate of Purdue University and earned an MBA from the University of Chicago. Mr. Larry is a certified public accountant.

     Amit N. Patel has served as the Company's Vice President, Finance and Controller since June 1999. From February 1997 through June 1999, Mr. Patel served as the Company's Controller. From November 1993 through February 1997, Mr. Patel served as Manager, Financial Reporting and Analysis for Caremark International, Inc., a diversified, publicly traded company engaged in providing health care services. He is a graduate of Miami University. Mr. Patel is a certified public accountant.

     Larry S. Snyder has served as the Company's Vice President, Non-Ferrous since December 1997. From November 1983 through December 1997, Mr. Snyder served as Vice President, Non-Ferrous for Cozzi Iron & Metal. Mr. Snyder is a graduate of the University of Illinois. He has served as President of the Chicago Chapter of ISRI.

DIRECTOR COMPENSATION

     Directors are paid a fee of $1,000 for each board or committee meeting attended in person (other than board and committee meetings held on the same day) and are reimbursed for their reasonable expenses in attending such meetings. Under the Company's 1998 Director Option Plan (the "1998 Director Plan"), each non-employee director of the Company (an "Outside Director") is automatically granted an option to purchase shares of Common Stock having a value equal to $30,000, as determined using the Black-Scholes valuation method, on the first day of each fiscal year (pro-rated if the person becomes a director after the first day of any fiscal year).

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

     Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that its officers, directors and ten percent shareholders have complied with all applicable Section 16(a) filing requirements, except for the following:

     - Kenneth A. Merlau, a director of the Company, was late in filing a report on Form 3 and late in filing a report on Form 4 relating to the purchase of Common Stock in a single transaction;

     - Eugene C. McCaffery, a director of the Company, was late in filing a report on Form 3;

     - Joseph F. Naporano, a director of the Company, was late in filing a report on Form 3;

     - Timothy T. Orlowski, a director of the Company, was late in filing a report on Form 3;

     - William T. Proler, a director of the Company, was late in filing a report on Form 3;

     - Harold Rubenstein, a former director of the Company, was late in filing five reports on Form 4 relating to the sale of Common Stock in twenty-nine separate transactions;

     - Daniel B. Burgess, an officer of the Company, was late in filing a report on Form 3; and

     - Larry S. Snyder, an officer of the Company, was late in filing a report on Form 5 for the fiscal year ended March 31, 1999 relating to a gift of Common Stock received in a single transaction.

ITEM 11. EXECUTIVE COMPENSATION

     The following tables set forth information with respect to those persons who: (i) served as the chief executive officer of the Company during the fiscal year ended March 31, 1999; and (ii) were the most highly compensated executive officers of the Company at March 31, 1999 whose total annual salary and bonus exceeded $100,000 for the year. Compensation paid to these individuals for the years ended March 31, 1999, 1998 and 1997 is as follows:

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM COMPENSATION
                                                                            ----------------------------------
                                               ANNUAL COMPENSATION                   AWARDS            PAYOUTS
                                         -------------------------------    ------------------------   -------
                                                                 OTHER                   SECURITIES                 ALL
                                                                ANNUAL      RESTRICTED   UNDERLYING                OTHER
NAME AND                        FISCAL                          COMPEN-       STOCK       OPTIONS/      LTIP      COMPEN-
PRINCIPAL POSITION               YEAR     SALARY     BONUS     SATION(1)     AWARD(S)    WARRANTS(#)   PAYOUTS   SATION(2)
------------------              ------   --------   --------   ---------    ----------   -----------   -------   ---------
T. Benjamin Jennings(3).......   1999    $275,016   $ 68,750    $    --       $   --            --     $   --    $  7,796
  Chairman of the Board and      1998     257,180    118,750         --           --       725,000         --      13,501
  Chief Executive Officer        1997     165,500         --         --           --       200,000         --       8,896
Gerard M. Jacobs(4)...........   1999     275,057     68,750         --           --            --         --       9,518
  Chief Executive Officer        1998     269,180    118,750         --           --       725,000         --      13,912
                                 1997     177,500         --         --           --       200,000         --       7,505
Albert A. Cozzi(5)............   1999     275,016     68,750         --           --            --         --       4,257
  President and                  1998      91,672     31,383         --           --            --         --       5,793
  Chief Operating Officer        1997         N/A
Frank J. Cozzi(6).............   1999     275,004     68,750         --           --            --         --       7,954
  Vice President                 1998      93,751     39,300         --           --            --         --       5,299
                                 1997         N/A
George A. Isaac, III(7).......   1999     275,000     68,750         --           --            --         --      14,571
  Executive Vice President       1998     221,539     68,750         --           --        76,923         --      19,120
                                 1997         N/A
Larry S. Snyder(8)............   1999     300,000     24,600         --           --       123,750(9)      --      20,636
  Vice President, Non-Ferrous    1998     100,000      3,175         --           --       165,000(9)      --     353,271
                                 1997         N/A

---------------
(1) The dollar value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each of the named executive officers.

(2) All other compensation for each named executive officer consists of the following:

                                       HEALTH
                                      INSURANCE                  LONG-TERM    401K AND
                                      PREMIUMS         LIFE      DISABILITY    PROFIT
                          FISCAL      AND OTHER      INSURANCE   INSURANCE    SHARING
          NAME             YEAR    HEALTH BENEFITS   PREMIUMS     PREMIUMS     MATCH     OTHER(A)    TOTAL
          ----            ------   ---------------   ---------   ----------   --------   --------   --------
T. Benjamin Jennings....   1999        $ 7,796        $    --      $   --      $   --    $     --   $  7,796
                           1998         13,501             --          --          --          --     13,501
                           1997          8,476             --         420          --          --      8,896
Gerard M. Jacobs........   1999          9,518             --          --          --          --      9,518
                           1998         13,912             --          --          --          --     13,912
                           1997          6,941             --         564          --          --      7,505
Albert A. Cozzi.........   1999          4,257             --          --          --          --      4,257
                           1998          2,300             --          --       3,493          --      5,793
                           1997            N/A
Frank J. Cozzi..........   1999          4,257            400         797       2,500          --      7,954
                           1998          1,419            121         266       3,493          --      5,299
                           1997            N/A
George A. Isaac, III....   1999          1,035         11,698       1,033         805          --     14,571
                           1998            764         11,698       2,018       4,640          --     19,120
                           1997            N/A
Larry S. Snyder.........   1999          4,256            400         870       2,500      12,610     20,636
                           1998          1,627            133         290       3,493     347,728    353,271
                           1997            N/A

---------------
     (a) The amounts shown for Mr. Snyder include payments made to him pursuant to a deferred compensation plan that the Company assumed in connection with its acquisition of Cozzi Iron & Metal.

(3) Mr. Jennings resigned as the Company's Chairman of the Board and Chief Executive Officer on July 15, 1999.

(4) Mr. Jacobs resigned as the Company's Chief Executive Officer on February 12, 1999.

(5) Mr. Cozzi joined the Company on September 1, 1997 and served without compensation until December 1, 1997, when the Company acquired Cozzi Iron & Metal.

(6) Mr. Cozzi joined the Company on December 1, 1997, following the Company's acquisition of Cozzi Iron & Metal.

(7) Mr. Isaac joined the Company on June 23, 1997, following the Company's acquisition of the Isaac Group.

(8) Mr. Snyder joined the Company on December 1, 1997, following the Company's acquisition of Cozzi Iron & Metal.

(9) Pursuant to the Company's Voluntary Option/Warrant Exchange Program, the options granted to Mr. Snyder in fiscal 1998 were terminated and exchanged for new options granted in fiscal 1999. See "-- Ten-Year Option Repricing."

                    OPTION AND WARRANT GRANTS IN FISCAL 1999

     The following table sets forth information concerning grant of stock options and warrants to the named executive officers during fiscal 1999.

                                                                                        POTENTIAL REALIZATION
                              NUMBER OF                                                   VALUE AT ASSUMED
                             SECURITIES     PERCENT OF TOTAL                               ANNUAL RATE OF
                             UNDERLYING     OPTIONS/WARRANTS                           STOCK APPRECIATION FOR
                             OPTIONS AND       GRANTED TO                              OPTION/WARRANT TERM(1)
                              WARRANTS        EMPLOYEES IN     EXERCISE   EXPIRATION   -----------------------
NAME                           GRANTED        FISCAL YEAR       PRICE        DATE         5%           10%
----                         -----------    ----------------   --------   ----------   ---------    ----------
T. Benjamin Jennings.......          0              0%          $  --            --     $    --      $     --
Gerard M. Jacobs...........          0              0%             --            --          --            --
Albert A. Cozzi............          0              0%             --            --          --            --
Frank J. Cozzi.............          0              0%             --            --          --            --
George A. Isaac, III.......          0              0%             --            --          --            --
Larry S. Snyder............    123,750(2)         3.9%           3.87      11/30/03       9,122       136,926

---------------
(1) In accordance with SEC rules, these columns show gains that might exist for the respective options and warrants, assuming the market price of the Company's Common Stock appreciates from the date of grant over the term of the option/warrant at the annualized rates of five and ten percent, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to these named executives will be zero.

(2) The Company granted Mr. Snyder an option pursuant to the Company's Voluntary Option/Warrant Exchange Program, whereby an option originally granted to Mr. Snyder in fiscal 1998 was exchanged for a new option with a lower exercise price, but which allowed Mr. Snyder to purchase only 0.75 shares of Common Stock for every share of Common Stock for which the original option allowed. The new option vests ratably over three years from the date of grant. See "-- Ten-Year Option Repricing."

        AGGREGATED OPTION AND WARRANT EXERCISES IN LAST FISCAL YEAR AND
                   FISCAL YEAR-END OPTION AND WARRANT VALUES

     The following table sets forth the employee stock options and warrants exercised during fiscal 1999 by each named executive officer and the number and value of securities underlying unexercised options and warrants held by each named executive officer at March 31, 1999.

                                                                                    NUMBER OF SECURITIES
                                                   UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-THE-MONEY
                           SHARES                   OPTIONS AND WARRANTS            OPTIONS AND WARRANTS
                         ACQUIRED ON    VALUE        AT FISCAL YEAR-END              AT FISCAL YEAR-END
NAME                      EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE(1)
----                     -----------   --------   -------------------------   ---------------------------------
T. Benjamin Jennings...       0           $0             1,008,333/0                        $0/$0
Gerard M. Jacobs.......       0            0             1,008,333/0                          0/0
Albert A. Cozzi........       0            0               755,172/0                          0/0
Frank J. Cozzi.........       0            0               582,760/0                          0/0
George A. Isaac, III...       0            0               768,888/0                          0/0
Larry S. Snyder........       0            0               0/123,750                          0/0

---------------
(1) Based on March 31, 1999 closing price of Common Stock of $1.594.

TEN-YEAR OPTION REPRICING

     The Compensation Committee and the Board of Directors each believe that the future growth and success of the Company is dependent upon its ability to attract and retain executive officers and other key employees.

     On December 1, 1998, the Board of Directors provided most of the Company's employees with a Voluntary Option/Warrant Exchange Program pursuant to which employees holding employee stock options or warrants ("Old Options/Warrants") could voluntarily surrender and relinquish their existing Old Options/ Warrants and receive new employee stock options or warrants ("New Options/Warrants"). Each employee who participated in the Voluntary Option/Warrant Exchange Program received New Options/Warrants giving him or her the right to purchase shares of Common Stock equal to 75% of number of shares of Common Stock under his or her Old Options/Warrants. The New Options/Warrants were granted at an exercise price of $3.87 per share, which represented 125% of the closing price of the Company's Common Stock on December 1, 1998. The New Options/Warrants vest ratably over a three year period. Stock options to purchase a total of 1,513,900 shares of Common Stock, with a weighted average exercise price of $14.42 per share, were terminated in exchange for new stock options to purchase a total of 1,135,425 shares of Common Stock. Warrants to purchase a total of 245,000 shares of Common Stock, with a weighted average exercise price of $10.76 per share, were terminated in exchange for new warrants to purchase a total of 183,750 shares of Common Stock.

     Set forth below is information for each executive officer that participated in the Voluntary Option/ Warrant Exchange Program.

                                                                                                            LENGTH OF
                                         NUMBER OF                     NUMBER OF                             ORIGINAL
                                         SECURITIES   MARKET PRICE    SECURITIES    EXERCISE               OPTION TERM
                               DATE      UNDERLYING     OF COMMON     UNDERLYING    PRICE AT      NEW      REMAINING AT
                                OF        OPTIONS     STOCK AT TIME   NEW OPTIONS    TIME OF    EXERCISE     DATE OF
NAME                         REPRICING    REPRICED    OF REPRICING      GRANTED     REPRICING    PRICE      REPRICING
----                         ---------   ----------   -------------   -----------   ---------   --------   ------------
Daniel B. Burgess..........   12/1/98       7,500         $3.09          5,625       $19.00      $3.87       4.17 yrs
David A. Carpenter.........   12/1/98      50,000          3.09         37,500        12.63       3.87       4.25 yrs
                              12/1/98      15,000          3.09         11,250        17.00       3.87       4.25 yrs
                              12/1/98      15,000          3.09         11,250        18.00       3.87       4.25 yrs
Robert C. Larry............   12/1/98      25,000          3.09         18,750        12.00       3.87       3.41 yrs
                              12/1/98       5,000          3.09          3,750        19.00       3.87       4.17 yrs
Amit N. Patel..............   12/1/98      15,000          3.09         11,250        10.00       3.87       3.41 yrs
                              12/1/98       5,000          3.09          3,750        19.00       3.87       4.17 yrs
Larry S. Snyder............   12/1/98     100,000          3.09         75,000        21.13       3.87       4.00 yrs
                              12/1/98      50,000          3.09         37,500        12.63       3.87       4.25 yrs
                              12/1/98      15,000          3.09         11,250        12.75       3.87       4.32 yrs

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Albert A. Cozzi, Frank J. Cozzi and George A. Isaac, III (each, an "Executive"). The terms of each Executive's employment agreement are substantially the same. Each agreement provides an initial minimum annual base salary of $275,000, subject to periodic adjustments, plus a minimum cash bonus equal to 25% of the Executive's then-current base salary. Each employment agreement also restricts the Executive's ability to compete with the Company during the term of the agreement and for three years following the termination of his employment.

     The employment agreement of each Executive has a term of five years, beginning on December 1, 1997 or, in the case of Mr. Isaac, June 23, 1997. The employment agreements with Messrs. A. Cozzi and F. Cozzi provide that on each anniversary the term is automatically extended for one additional year unless either the Company or the Executive elects prior to such anniversary not to extend the term. The employment agreement with Mr. Isaac provides that, after the initial five-year term, the agreement is automatically extended for one-year periods unless either the Company or Mr. Isaac elects prior to such anniversary not to extend the term.

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

     Each employment agreement also contains certain provisions in the event the Executive is terminated due to a "change in control" of the Company (as such term is defined in each employment agreement), including, in the case of Mr. Isaac, the cessation of Gerard M. Jacobs as the Chief Executive Officer of the Company. The employment agreements with Messrs. A. Cozzi and F. Cozzi provide that such Executives will be entitled to receive, in addition to other benefits, a cash payment equal to: (i) any accrued but unpaid salary, pro-rated bonus, pro-rated vacation and any other amounts accrued but unpaid at the time of termination, and (ii) a lump-sum payment equal to the greater of: (A) the Executive's then-current salary and annual cash bonus for the balance of the term of the employment agreement, or (B) the product of 5.00 multiplied by the highest total annual cash compensation earned in any one of the previous three calendar years. The employment agreement with Mr. Isaac provides that he will be entitled to receive, in addition to other benefits, a cash payment equal to the greater of: (a) Mr. Isaac's then-current salary and annual cash bonus for the balance of the term of the employment agreement; or (b) the product of 2.99 multiplied by the highest total annual cash compensation earned in any one of the previous three calendar years. However, in no event will the formula used to calculate this cash payment to Mr. Isaac be less than that for any other member of the Executive Committee. Any payment made pursuant to the employment agreements in connection with a change in control would likely exceed $1 million.

     The Company has also entered into an employment agreement with Larry S. Snyder. The employment agreement has a term of five years, beginning on November 30, 1998. The agreement provides for an initial base salary of $300,000, plus a cash bonus subject to the discretion of the Executive Committee of the Board of Directors. The employment agreement allows the Company to terminate the agreement with cause under specified circumstances and without cause upon ninety days' prior written notice. The employment agreement also contains provisions in the event Mr. Snyder is terminated following a "change of control" of the Company (as such term is defined in his employment agreement). The employment agreement provides that Mr. Snyder will be entitled to receive, in addition to all other benefits, a cash payment equal to the greater of (i) Mr. Snyder's then-current salary and annual cash bonus for the balance of the term of his employment agreement (but in no event to be less than three years) or (ii) the product of 3.00 multiplied by Mr. Snyder's highest total annual cash compensation in any one of the three preceding calendar years.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is comprised of Messrs. Merlau and Orlowski. Mr. Merlau currently serves as a director of the Company and, from November 1998 through May 1999, served as an Executive Vice President of the Company. Mr. Orlowski currently serves as a director of the Company.

     Messrs. T. Benjamin Jennings, Rod F. Dammeyer and Christopher G. Knowles also served on the Compensation Committee during the year ended March 31, 1999. Mr. Jennings is a former director, Chairman of the Board and Chief Executive Officer of the Company. Messrs. Dammeyer and Knowles are former directors of the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     In establishing and monitoring executive compensation, the Compensation Committee (the "Committee") focuses on the Company's mission to continually improve its position in the scrap metals industry, with a strong focus on improving cash flow and increasing shareholder value. The Company's executive compensa-tion policy is designed to enable the Company to attract, retain and motivate the high caliber executives which the Board of Directors and the Committee believe are required in order to achieve the Company's objectives. The Company's compensation structure emphasizes pay-for-performance and stockholder value with the goal of linking compensation to stockholder return and financial performance of the Company by placing a significant portion of an executive's compensation at risk. Each executive officer's compensation, including that of Mr. A. Cozzi, is comprised of three elements: (i) base salary; (ii) annual bonus; and (iii) incentive compensation. Overall, executive compensation levels are established based on the Committee's evaluation of market terms and conditions coupled with the Board of Director's view of what is necessary to attract and retain key executive officers. Adjustments are made to each executive officer's total compensation package based on changes in market factors as well as each individual's contribution to Company performance. In addition, the Company grants stock options as an additional element of compensation. The total number of options awarded each executive is based on a subjective evaluation of the performance of each executive under consideration without regard to the number of options held by or previously granted to each executive. At no point during the last completed fiscal year did the Company's Board of Directors modify or reject in any material way any action or recommendation of the Committee.

     The Committee is responsible for evaluating the compensation levels of the Company's Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and certain other executive officers. It is also responsible for recommending general compensation practices to be applied to other employees of the Company. In the fiscal year ended March 31, 1999, in light of the financial performance of the Company, the Committee did not recommend the payment of any discretionary bonuses or the issuance of any non-cash discretionary compensation to T. Benjamin Jennings, the Company's former Chairman of the Board and Chief Executive Officer, Albert A. Cozzi, George A. Isaac, III or Frank J. Cozzi, each of whom is an executive who had his compensation directly reviewed by the Committee. Accordingly, each of these executives received only the cash compensation to which he was entitled under his employment contract for the fiscal year ended March 31, 1999.

     During the fiscal year ended March 31, 1999, in light of the decline in the market value of the Company's Common Stock, the Committee recommended that the Company reprice the Old Options/Warrants held by employees of the Company, other than the Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer. In accordance with the Voluntary Option/Warrant Exchange Program, which was effected as of December 1, 1998, each eligible employee was entitled to exchange his or her Old Options/ Warrants for New Options/Warrants. The New Options/Warrants gave each person who took part in the exchange the right to purchase shares of Common Stock in an amount equal to 75% of the number of shares of Common Stock under his or her Old Options/Warrants, at a price equal to 125% of the closing price of the Common Stock on December 1, 1998 ($3.87). The New Options/Warrants are also subject to a new three year vesting schedule, notwithstanding the vesting schedule applicable to the Old Options/Warrants. The Voluntary Option/Warrant Exchange Program was recommended by the Committee in order to provide meaningful equity-based incentives to the Company's key employees in light of the decline in the market price of the Company's Common Stock and, thereby, assist the Company in securing the continued employment of the effected employees. See "-- Ten-Year Option Repricing."

     Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the Company's deduction for compensation paid to the Chief Executive Officer and the four other most highly compensated executive officers of the Company to $1 million unless certain requirements are met. The policy of the Company and the Compensation Committee is to establish and maintain a compensation program which will optimize the deductibility of compensation. The Company, however, reserves the right to authorize compensation which may not be fully deductible by the Company.

                                          The Compensation Committee
                                          Kenneth A. Merlau
                                          Timothy T. Orlowski

     The Compensation Committee Report on Executive Compensation and related disclosure, including the Stock Price Performance Graph, shall not be deemed incorporated by reference by any general statement incorporating this Proxy Statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

                         STOCK PRICE PERFORMANCE GRAPH

     The following graph compares total return of the Company's Common Stock during the five year period beginning March 31, 1994, with the NASDAQ Composite Index and the Russell 2000 Index. Each index assumes $100 invested at the close of trading on March 31, 1994, and reinvestment of dividends.
[Stock Price Performance Graph]

                                                          MTLM                       NASDAQ                   RUSSELL 2000
                                                          ----                       ------                   ------------
'1994'                                                   100.00                      100.00                      100.00
'1995'                                                    77.10                      109.92                      103.87
'1996'                                                   216.68                      148.50                      131.75
'1997'                                                   415.55                      164.33                      138.99
'1998'                                                   682.69                      246.91                      191.46
'1999'                                                    75.70                      331.07                      158.38

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 1999 by: (i) each person who is known by the Company to own more than 5% of the Company's Common Stock;
(ii) the directors, the chief executive officer and each of the executive officers of the Company named in the Summary Compensation Table; and (iii) all current officers and directors as a group. Share amounts and percentages shown for each person or entity are adjusted to give effect to shares of the Company's Common Stock that are not outstanding but may be acquired by a person or entity upon exercise of all options and warrants exercisable by such entity or person within 60 days March 31, 1999. However, those shares of Common Stock are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

                                                              NUMBER OF      PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                         SHARES      TOTAL SHARES
---------------------------------------                       ----------    ------------
Albert A. Cozzi.............................................   6,509,098(2)     13.1%
  500 N. Dearborn St., Suite 405
  Chicago, IL 60610
Frank J. Cozzi..............................................   5,043,350(3)     10.2%
  2232 S. Blue Island Ave.
  Chicago, IL 60608
T. Benjamin Jennings........................................   1,746,349(4)      3.5%
Gerard M. Jacobs............................................   1,538,051(5)      3.1%
Gregory P. Cozzi............................................   1,403,752(6)      2.9%
George A. Isaac, III........................................   1,315,744(7)      2.6%
Joseph F. Naporano..........................................   1,213,924(8)      2.5%
William T. Proler...........................................     758,350         1.6%
Kenneth A. Merlau...........................................     234,831(9)        *
Timothy T. Orlowski.........................................      35,000(10)        *
Eugene C. McCaffery.........................................      10,000(11)        *
Larry S. Snyder.............................................       2,000           *
All current officers and directors as a group (16             20,029,005        37.4%
  persons)..................................................

---------------
  *  Less than 1%

 (1) Except as disclosed in the notes below, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

 (2) Includes warrants to purchase 755,172 shares of Common Stock.

 (3) Includes warrants to purchase 582,760 shares of Common Stock.

 (4) Includes warrants to purchase 808,333 shares of Common Stock and options to purchase 200,000 shares of Common Stock.

 (5) Includes warrants to purchase 808,333 shares of Common Stock and options to purchase 200,000 shares of Common Stock.

 (6) Includes warrants to purchase 162,070 shares of Common Stock.

 (7) Includes warrants to purchase 768,888 shares of Common Stock.

 (8) Includes 730,866 shares of Common Stock held by JANX Partners, L.P., a partnership in which Mr. Naporano shares voting and investment power over the shares.

 (9) Includes warrants to purchase 75,000 shares of Common Stock and options to purchase 10,000 shares of Common Stock.

(10) Includes options to purchase 10,000 shares of Common Stock.

(11) Includes options to purchase 10,000 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SALE OF SUPERIOR FORGE

     On March 12, 1999, the Company completed the sale of its Superior Forge, Inc. ("Superior Forge") subsidiary to a corporation formed by the Company's former Chief Executive Officer, Gerard M. Jacobs. The Company's proceeds from the sale consisted of approximately $13.6 million in cash and a promissory note in the aggregate principal amount of $2.5 million. In addition, under the stock purchase agreement governing the sale of Superior Forge, the Company will receive an additional $1.0 million "success fee" if Superior Forge achieves EBITDA (as defined in the stock purchase agreement) in excess of $6.25 million in any of the five years following the closing.

PRIVATE SALE OF RESTRICTED COMMON STOCK

     On January 22, 1999, the Company entered into a stock purchase agreement with certain officers and directors of the Company. Pursuant to the stock purchase agreement, the Company issued an aggregate of 192,000 shares of restricted Common Stock to those officers and directors for an aggregate purchase price of $384,000. See Proposal Three, "Approval and Ratification of the Issuance of Common Stock Previously Issued in a Private Placement to Certain Officers and Directors of the Company."

ACQUISITION OF THE ISAAC GROUP, PROLER SOUTHWEST, COZZI IRON & METAL AND
NAPORANO

     George A. Isaac, III, a member of the Board of Directors and Executive Vice President of the Company, is the former principal stockholder of the companies of the Isaac Group, which the Company acquired on June 23, 1997. In exchange for all of the outstanding stock of the Isaac Group, the Company paid $36.5 million in cash, and issued an aggregate of 1,942,857 shares of Common Stock and warrants to purchase an aggregate of 462,500 shares of Common Stock at exercise prices ranging from $10.80 to $11.70 per share. The Common Stock and warrants were recorded as purchase consideration at their fair value of $24.1 million. The purchase price was negotiated at arms-length by the Company with the stockholders of the Isaac Group. The Company also issued Mr. Isaac warrants to purchase 287,500 shares of Common Stock at an exercise price of $11.70 per share in consideration for entering into a non-compete agreement with the Company. These warrants were recorded at their fair value of $1.8 million. In addition, the Company issued warrants to purchase 76,923 shares of Common Stock at an exercise price of $13.00 per share in consideration for services rendered or to be rendered to the Company. These warrants have since expired unexercised.

     William T. Proler, a member of the Board of Directors of the Company, is the former principal stockholder of Proler Southwest, which the Company acquired on August 28, 1997. In exchange for all of the outstanding stock of Proler Southwest, the Company paid $18.0 million in cash, and issued an aggregate of 1,750,000 shares of Common Stock and warrants to purchase an aggregate of 375,000 shares of Common Stock at an exercise price of $6.00 per share. The Common Stock and warrants were recorded as purchase consideration at their fair value of $12.7 million. The purchase price was negotiated at arms-length by the Company with the stockholders of Proler Southwest.

     Albert A. Cozzi, a member of the Board of Directors, President and Chief Operating Officer of the Company, Frank J. Cozzi, a member of the Board of Directors and Vice President of the Company, and Gregory P. Cozzi, a member of the Board of Directors of the Company, are the former principal stockholders of Cozzi Iron & Metal, which the Company acquired on December 1, 1997. In exchange for all of the outstanding stock of Cozzi Iron & Metal, the Company paid $6.0 million in cash, and issued an aggregate of 11,499,986 shares of Common Stock, warrants to purchase an aggregate of 750,001 shares of Common Stock at an exercise price of $5.91 per share and warrants to purchase 750,001 shares of Common Stock at an exercise price of $15.84 per share. The Common Stock and warrants were recorded as purchase consideration at their fair value of $73.4 million. The purchase price was negotiated at arms-length by the Company with the stockholders of Cozzi Iron & Metal.

     Joseph F. Naporano, a member of the Board of Directors and Vice Chairman of the Board of the Company, is the former principal stockholder of Naporano, which the Company acquired on July 1, 1998. In exchange for all of the outstanding stock of Naporano, the Company paid $84.0 million in cash, and issued an aggregate of 1,938,879 shares of Common Stock. The Common Stock was recorded as purchase consideration at its fair value of $18.5 million. The purchase price was negotiated at arms-length by the Company with the stockholders of Naporano.

STOCKHOLDERS AGREEMENTS

     T. Benjamin Jennings, a former director and former Chairman of the Board and Chief Executive Officer of the Company ("Mr. Jennings"), Albert A. Cozzi, Frank J. Cozzi and Gregory P. Cozzi (the "Cozzi Shareholders") and Samstock, L.L.C. ("Samstock") (collectively, the "Shareholders") together own approximately 28% of the Company's issued and outstanding Common Stock as of March 31, 1999 (without giving effect to the issuance of Common Stock issuable upon exercise of warrants and options granted by the Company).

     Pursuant to the amended and restated stockholders' agreement (the "Stockholders Agreement"), dated February 12, 1999, among Mr. Jennings, the Cozzi Shareholders, Samstock and the Company, the Shareholders have agreed that the Company's Board of Directors shall consist of twelve persons until the second annual meeting of the shareholders held after the date of the Stockholders Agreement. In addition, the Shareholders have agreed that (i) Mr. Jennings will have the right to designate three persons as nominees for directors, provided that at least one of the nominees must be independent and reasonably acceptable to the Cozzi Shareholders; (ii) the Cozzi Shareholders will have the right to designate five persons as nominees for directors, provided that at least one of the nominees must be independent and reasonably acceptable to Mr. Jennings; and (iii) so long as the Purchaser Condition, as defined in the following sentence, is satisfied, Samstock has the right to designate either Sam Zell or Rod F. Dammeyer as a nominee for director. The Purchaser Condition is satisfied if both: (a) the date is prior to December 19, 2000, and (b) Samstock and its Permitted Transferees (as such term is defined in the Stockholders Agreement) have not sold or transferred more than one-third of their shares (including shares issuable upon the exercise of warrants). The Stockholders Agreement further requires each Shareholder to vote for the other parties' nominees for election to the Board of Directors. The remaining nominees for directors will be recommended by the Nominating Committee of the Board of Directors, which is currently comprised of Messrs. A. Cozzi, Kenneth A. Merlau, Joseph F. Naporano and William T. Proler.

     In connection with his resignation from the Board of Directors of the Company in July 1999, Mr. Jennings renounced his right to designate nominees for election. In addition, Samstock currently has elected not to exercise its right to designate either Mr. Zell or Mr. Dammeyer for election to the Company's Board of Directors.

     Under the Stockholders Agreement, Mr. Jennings and the Cozzi Shareholders are prohibited from transferring or disposing of their shares, or any interest therein, for the term of the agreement except in accordance with the terms of the Stockholders Agreement. If Mr. Jennings desires to sell his shares of Common Stock, he must first offer his shares to the Cozzi Shareholders and to the Company, in that order, before selling to a third party. If any of the Cozzi Shareholders desire to sell their shares of Common Stock, they must first offer their shares to the remaining Cozzi Shareholders, Mr. Jennings and the Company, in that order, before selling to a third party. Also, if either Mr. Jennings or the Cozzi Shareholders receive an offer to buy their shares from a third party, they generally must offer the other Shareholders (including Samstock) the right to participate in the offer on the same terms and conditions.

     In connection with the Company's acquisition of Proler Southwest Inc., the former equity owners of Proler Southwest Inc. (the "Proler Shareholders") entered into a two-year stockholders agreement with T. Benjamin Jennings, dated August 27, 1997, pursuant to which the parties agree to vote their shares of Common Stock in favor of William T. Proler (or, if he is unable to serve, another individual chosen by the Proler Shareholders) as a director of the Company.

DESIGNATION OF JOSEPH F. NAPORANO AS A NOMINEE FOR DIRECTOR

     Pursuant to the stock purchase agreement, dated May 24, 1998 (the "Stock Purchase Agreement"), among the Company, Andrew J. Naporano, Jr. and Joseph F. Naporano (the "Naporano Shareholders"), and subject to the approval of the Company's stockholders, the Company agrees to nominate Joseph F. Naporano or Andrew J. Naporano, Jr. to the Board of Directors, and has so nominated Joseph
F. Naporano, until the earlier of: (i) July 1, 2001; and (ii) the date upon which the Naporano Shareholders collectively own less than 50% of the Common Stock issued to them pursuant to the terms of the Stock Purchase Agreement.

ISAAC GROUP NOTES

     In connection with the Company's acquisition of the Isaac Group on June 23, 1997, the Company incurred $45.0 million of indebtedness to former Isaac Group shareholders, of which $2.4 million remains outstanding (the "Isaac Notes"). The Isaac Notes bear interest at a floating rate per annum equal to Bankers Trust Company's prime rate as in effect from time to time, payable quarterly. As of the date of this Proxy Statement, Bankers Trust Company's prime rate is 8.0%. The Isaac Notes mature on February 15, 2000. The Isaac Notes are secured by a letter of credit that is provided under the Company's credit facility and is applied against the Company's availability thereunder.

     During fiscal 1999, the Company repaid $19.8 million of outstanding Isaac Notes before its due date in order to reduce the Company's overall financing costs. The former Isaac Group shareholders were issued warrants to purchase 106,797 shares of Common Stock at an exercise price of $6.50 per share as consideration for the prepayment, including warrants to purchase 18,888 shares of Common Stock issued to George A. Isaac, III. The warrants expire on December 31, 2001.

LOANS TO GERARD M. JACOBS AND T. BENJAMIN JENNINGS

     On July 22, 1998, Gerard M. Jacobs, a member of the Board of Directors and former Chief Executive Officer of the Company, and T. Benjamin Jennings, a former member of the Board of Directors, and former Chairman of the Board and Chief Executive Officer of the Company, each executed a $500,000 Secured Promissory Note ("Promissory Note") in favor of the Company, pursuant to which the Company loaned each of them $500,000. Each Promissory Note is due on July 22, 1999 and bears interest at 10% per annum. In addition, Messrs. Jacobs and Jennings each executed a Pledge Agreement, dated July 22, 1998 ("Pledge Agreement"), whereby Messrs. Jacobs and Jennings pledged options to purchase 200,000 shares of Common Stock at an exercise price of $4.00 as security for their respective Promissory Notes.

     As part of the Company's sale of Superior Forge to a corporation formed by Mr. Jacobs, the Promissory Note owing to the Company from Mr. Jacobs was purchased from the Company by the company that acquired Superior Forge for the principal amount thereof, plus accrued interest thereon. In connection with Mr. Jennings' resignation as the Chairman of the Board and Chief Executive Officer and as a director of the Company in July 1999, the Company agreed that, along with certain other benefits and payments, it would forgive Mr. Jennings' obligation under his Promissory Note, including accrued interest, during the month of January 2000 provided Mr. Jennings complied with his obligations to the Company under a severance agreement executed at the time of his resignation.

OTHER RELATED PARTY TRANSACTIONS

     To facilitate a loan to the Company from a commercial bank, on January 7, 1997, Gerard M. Jacobs, T. Benjamin Jennings, each of whom is a director of the Company, and certain former directors of the Company provided personal guarantees to the bank. In consideration of the guarantees, the Company issued warrants to these individuals (the "Guaranty Warrants") to purchase an aggregate of 500,000 shares of Common Stock at $4.00 per share (subject to certain restrictions). The Guaranty Warrants expire on or about January 7, 2002.

     The Isaac Group leases certain property from Isaac Building Company, Ltd., a company in which George A. Isaac, III, a director and Executive Vice President of the Company, is a shareholder. The property is subject to a lease which commenced with the acquisition of the Isaac Group on June 23, 1997. The annual base rent for the property is approximately $317,000. The actual rent paid was $317,438 during the year ended March 31, 1999 and $238,079 during the period from June 23, 1997 through March 31, 1998.

     Cozzi Iron & Metal utilizes certain printing services of Minute Man Printing, a company in which Frank J. Cozzi, a director and Vice President of the Company, has a 50% ownership interest. Cozzi Iron & Metal paid Minute Man Printing $227,178 for these services during the year ended March 31, 1999 and $77,990 for these services during the period from December 1, 1997 through March 31, 1998.

     Naporano leases property from 303 Doremus Ave. L.P., a limited partnership in which Joseph F. Naporano, a director and Vice Chairman of the Board of the Company, has a 77% ownership interest. Naporano paid 303 Doremus Ave. L.P. $120,010 in rent during the period from July 1, 1998 through March 31, 1999. Naporano also provides management services to NAP Realty Corporation, a company in which Joseph F. Naporano has a 72% ownership interest. Naporano received $153,359 in fees from NAP Realty Corporation for services provided during the period from July 1, 1998 through March 31, 1999.

     Cozzi Iron & Metal purchases scrap metals from, and sells processed scrap metals to, Arlington Metals Corporation, a company in which Timothy T. Orlowski, a director of the Company, is an officer. During the period from November 1, 1998 through March 31, 1999, Cozzi Iron & Metal purchased approximately $271,000 of scrap metals from Arlington Metals Corporation. During the same period, Cozzi Iron & Metal sold approximately $33,000 of processed scrap metals to Arlington Metals Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois on July 22, 1999.

                                          METAL MANAGEMENT, INC.

                                          By:      /s/ ALBERT A. COZZI
                                            ------------------------------------
                                            Albert A. Cozzi
                                            Director, Chairman of the Board,
                                              President and
                                            Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 22, 1999.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                 /s/ ALBERT A. COZZI                     Director, Chairman of the Board, President and
-----------------------------------------------------      Chief Operating Officer
                   Albert A. Cozzi

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

                /s/ GERARD M. JACOBS                     Director
-----------------------------------------------------
                  Gerard M. Jacobs

                                                         Director
-----------------------------------------------------
                  Eugene C. McCaffery


                /s/ KENNETH A. MERLAU                    Director
-----------------------------------------------------
                  Kenneth A. Merlau

               /s/ JOSEPH F. NAPORANO                    Director and Vice-Chairman of the Board
-----------------------------------------------------
                 Joseph F. Naporano

               /s/ TIMOTHY T. ORLOWSKI                   Director
-----------------------------------------------------
                 Timothy T. Orlowski

                      SIGNATURE                                              TITLE
                      ---------                                              -----
                /s/ WILLIAM T. PROLER                    Director
-----------------------------------------------------
                  William T. Proler

                 /s/ ROBERT C. LARRY                     Executive Vice President, Finance and Chief
-----------------------------------------------------      Financial Officer (Principal Financial
                   Robert C. Larry                         Officer)

                  /s/ AMIT N. PATEL                      Vice President, Finance and Controller
-----------------------------------------------------      (Principal Accounting Officer)
                    Amit N. Patel