Form 10-Q
period 1999-06-30
METAL MANAGEMENT INC
filed 1999-08-13
CIK 795665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    As of July 31, 1999, the Registrant had 53,191,185 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I:     FINANCIAL INFORMATION

ITEM 1:     Financial Statements

            Condensed Consolidated Balance Sheets -- June 30, 1999
            (unaudited) and March 31, 1999                                    1

            Condensed Consolidated Statements of Operations -- three
            months ended June 30, 1999 and 1998 (unaudited)                   2

            Condensed Consolidated Statements of Cash Flows -- three
            months ended June 30, 1999 and 1998 (unaudited)                   3

            Condensed Consolidated Statements of Stockholders' Equity --
            March 31, 1999 and June 30, 1999 (unaudited)                      4

            Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                       5

ITEM 2:     Management's Discussion and Analysis of Financial Condition      13
            and Results of Operations

ITEM 3:     Quantitative and Qualitative Disclosures about Market Risk       21

PART II:    OTHER INFORMATION

ITEM 5:     Other Information                                                22

ITEM 6:     Exhibits and Reports on Form 8-K                                 22

            SIGNATURES                                                       23

            Exhibit Index                                                    24

PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 (UNAUDITED)
                                                                JUNE 30, 1999    MARCH 31, 1999
                                                                -------------    --------------
                           ASSETS
Current assets:
     Cash and cash equivalents                                    $  1,782          $  2,482
     Accounts receivable, net                                      110,995           103,760
     Inventories                                                    54,982            60,443
     Prepaid expenses and other assets                              13,075            11,405
     Deferred taxes                                                  3,303             3,303
                                                                  --------          --------
       Total current assets                                        184,137           181,393
Property and equipment, net                                        168,538           171,240
Goodwill, net                                                      288,419           290,362
Deferred financing costs and other intangibles, net                 14,202            13,228
Deferred taxes                                                       4,405             3,261
Investments in joint ventures                                        4,484             4,525
Other assets                                                         3,847             3,727
                                                                  --------          --------
                         TOTAL ASSETS                             $668,032          $667,736
                                                                  ========          ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                            $  4,479          $  5,308
     Accounts payable                                               59,308            62,230
     Accrued interest                                                4,965             8,638
     Other accrued liabilities                                      19,578            19,323
                                                                  --------          --------
       Total current liabilities                                    88,330            95,499
Long-term debt, less current portion                               339,181           330,154
Other liabilities                                                    4,368             2,879
                                                                  --------          --------
                      TOTAL LIABILITIES                            431,879           428,532
Stockholders' equity:
     Convertible preferred stock:
          Series A                                                   2,520             4,020
          Series B                                                   7,530            10,877
          Series C                                                   5,100             5,100
     Common Stock                                                      532               489
     Warrants                                                       40,745            40,745
     Additional paid-in-capital                                    264,969           259,878
     Accumulated deficit                                           (85,243)          (81,905)
                                                                  --------          --------
                 TOTAL STOCKHOLDERS' EQUITY                        236,153           239,204
                                                                  --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $668,032          $667,736
                                                                  ========          ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                                      THREE MONTHS ENDED
                                                                ------------------------------
                                                                JUNE 30, 1999    JUNE 30, 1998
                                                                -------------    -------------
NET SALES                                                         $198,682         $214,951
Cost of sales                                                      172,851          195,202
                                                                  --------         --------
Gross profit                                                        25,831           19,749
OPERATING EXPENSES:
     General and administrative                                     14,827           11,545
     Depreciation and amortization                                   6,632            4,398
     Non-cash and non-recurring expense (income) (Note 3)                0             (786)
                                                                  --------         --------
Total operating expenses                                            21,459           15,157
                                                                  --------         --------
Operating income from continuing operations                          4,372            4,592
OTHER INCOME (EXPENSE):
     Income (loss) from joint ventures                                  59             (160)
     Interest expense                                               (8,736)          (4,933)
     Interest and other income, net                                     57              569
                                                                  --------         --------
Income (loss) from continuing operations before income taxes
  and extraordinary charge                                          (4,248)              68
Provision (benefit) for income taxes                                (1,144)             540
                                                                  --------         --------
Loss from continuing operations before extraordinary charge         (3,104)            (472)
DISCONTINUED OPERATIONS:
  Gain on sale of discontinued operations, net of income
     taxes                                                               0               47
                                                                  --------         --------
Loss before extraordinary charge                                    (3,104)            (425)
Extraordinary charge for early retirement of debt, net of
  income taxes                                                           0              862
                                                                  --------         --------
NET LOSS                                                            (3,104)          (1,287)
Preferred stock dividends                                              234              441
                                                                  --------         --------
NET LOSS APPLICABLE TO COMMON STOCK                               $ (3,338)        $ (1,728)
                                                                  ========         ========
BASIC LOSS PER SHARE:
  Loss from continuing operations                                 $  (0.06)        $  (0.03)
  Gain on sale of discontinued operations                         $   0.00         $   0.00
  Extraordinary charge                                            $   0.00         $  (0.02)
                                                                  --------         --------
  Net loss applicable to Common Stock                             $  (0.06)        $  (0.05)
                                                                  ========         ========
  Weighted average shares outstanding                               52,617           34,284
DILUTED LOSS PER SHARE:
  Loss from continuing operations                                 $  (0.06)        $  (0.03)
  Gain on sale of discontinued operations                         $   0.00         $   0.00
  Extraordinary charge                                            $   0.00         $  (0.02)
                                                                  --------         --------
  Net loss applicable to Common Stock                             $  (0.06)        $  (0.05)
                                                                  ========         ========
  Weighted average diluted shares outstanding                       52,617           34,284

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                THREE MONTHS ENDED JUNE 30,
                                                                ----------------------------
                                                                    1999            1998
                                                                    ----            ----
CASH FLOWS FROM CONTINUING OPERATIONS:
Net loss from continuing operations                              $  (3,104)      $    (472)
Adjustments to reconcile net loss from continuing
  operations to cash flows from continuing operations:
     Depreciation and amortization                                   6,632           4,398
     Deferred income taxes                                          (1,144)          1,025
     Amortization of debt issuance costs                               778             380
     Discontinued operations                                             0              59
     Non-cash and non-recurring expense (income)                         0          (1,718)
     Penalties paid on early retirement of debt                          0            (973)
     Other                                                             304             (98)
Changes in assets and liabilities, net of acquisitions:
     Accounts and notes receivable                                  (7,157)          6,784
     Inventories                                                     5,461          (1,767)
     Accounts payable                                               (2,922)         (4,764)
     Other                                                          (5,028)         (3,109)
                                                                 ---------       ---------
Cash flows from continuing operations                               (6,180)           (255)
CASH FLOWS USED BY INVESTING ACTIVITIES:
  Purchases of property and equipment                               (2,572)         (4,751)
  Proceeds from sale of property and equipment                         965             172
  Acquisitions, net of cash acquired                                     0         (17,454)
  Costs of operating lease buyouts                                       0          (9,777)
  Other                                                                 88             (55)
                                                                 ---------       ---------
Net cash used by investing activities                               (1,519)        (31,865)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuances of long-term debt                                      252,729         555,608
  Repayments of long-term debt                                    (243,889)       (506,645)
  Fees paid to issue long-term debt                                 (1,841)         (9,230)
  Issuances of Common Stock, net                                         0             167
                                                                 ---------       ---------
Net cash provided by financing activities                            6,999          39,900
                                                                 ---------       ---------
Net increase (decrease) in cash and cash equivalents                  (700)          7,780
Cash and cash equivalents at beginning of period                     2,482           4,464
                                                                 ---------       ---------
Cash and cash equivalents at end of period                       $   1,782       $  12,244
                                                                 =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                    $  11,632       $   4,477
Income taxes paid (refunded), net                                $      (5)      $   2,302

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (unaudited, in thousands, except shares)

                                           PREFERRED STOCK                 COMMON STOCK
                                   --------------------------------    --------------------
                                                                         NUMBER                            ADDITIONAL
                                                                           OF                               PAID-IN-
                                   SERIES A    SERIES B    SERIES C      SHARES      AMOUNT    WARRANTS     CAPITAL
                                   --------    --------    --------      ------      ------    --------    ----------
BALANCE AT MARCH 31, 1999           $4,020     $10,877      $5,100     48,890,898     $489     $40,745      $259,878
Conversion of preferred stock       (1,500)     (3,347)          0      4,200,105       42           0         4,888
Preferred stock dividends                0           0           0        100,182        1           0           203
Net loss                                 0           0           0              0        0           0             0
                                    ------     -------      ------     ----------     ----     -------      --------
BALANCE AT JUNE 30, 1999            $2,520     $ 7,530      $5,100     53,191,185     $532     $40,745      $264,969
                                    ======     =======      ======     ==========     ====     =======      ========


                                 ACCUMULATED
                                   DEFICIT       TOTAL
                                 -----------     -----
BALANCE AT MARCH 31, 1999         $(81,905)     $239,204
Conversion of preferred stock            0            83
Preferred stock dividends             (234)          (30)
Net loss                            (3,104)       (3,104)
                                  --------      --------
BALANCE AT JUNE 30, 1999          $(85,243)     $236,153
                                  ========      ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements include the accounts of Metal Management, Inc. and its subsidiaries (herein referred to as "MTLM" or the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

NOTE 2 -- PRIOR YEAR ACQUISITIONS

     On May 28, 1998, a subsidiary of the Company merged with R&P Holdings, Inc., the parent of Charles Bluestone Company and R&P Real Estate, Inc. (hereinafter, "Bluestone") through a tax-free stock-for-stock exchange. In connection with the merger, the Company issued 1,034,826 shares of common stock, par value $.01 per share ("Common Stock") in exchange for all the outstanding common stock of Bluestone. The merger is accounted for as a pooling-of-interests. The financial statements include the historical financial information of Bluestone through the merger date. Certain reclassifications were made to Bluestone's financial statements to conform to the Company's presentation.

     The following table presents net sales and net loss applicable to Common Stock for the three months ended June 30, 1998 for the Company and Bluestone up to the date of the merger (in thousands):

NET SALES:
------------------------------------------------------------
  The Company -- historical                                   $204,418
  Bluestone                                                     10,533
                                                              --------
  Combined                                                    $214,951
                                                              ========
NET LOSS APPLICABLE TO COMMON STOCK:
------------------------------------------------------------
  The Company -- historical                                   $   (587)
  Bluestone                                                       (326)
                                                              --------
     Net loss from continuing operations                          (913)
  Net income from discontinued operations                           47
  Extraordinary charge on early retirement of debt                (862)
                                                              --------
  Combined                                                    $ (1,728)
                                                              ========

     During the three months ended June 30, 1998, the Company acquired various businesses in the scrap metals industry. The purchase consideration for these acquisitions consisted of approximately 903,000 shares of Common Stock, warrants to purchase 150,000 shares of Common Stock, promissory notes aggregating

                             METAL MANAGEMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

$750,000 and approximately $17.5 million of cash. The allocation of the purchase consideration at June 30, 1998 was as follows (in thousands):

Fair value of tangible assets acquired                        $18,852
Goodwill                                                       16,149
Liabilities assumed                                            (7,428)
Common Stock and warrants issued                               (9,279)
Promissory notes issued                                          (750)
                                                              -------
Cash paid                                                      17,544
  Less: cash acquired                                             (90)
                                                              -------
Net cash paid for acquisitions                                $17,454
                                                              =======

     These acquisitions have been accounted for by the purchase method of accounting and are included in the Company's results of operations from the effective date of each acquisition. The purchase price was allocated based on estimates of the fair value of assets acquired and liabilities assumed. These estimates were revised during the allocation period when information regarding contingencies became available to define and quantify the assets acquired and liabilities assumed. The allocation period varies by acquisition but does not usually exceed one year. The finalization of purchase accounting for all acquisitions for which the allocation period had closed did not result in any significant adjustments to the estimated allocation.

     In July 1998, the Company acquired the common stock of Naporano Iron & Metal Co. and Nimco Shredding Co. (collectively "Naporano"). The purchase consideration for Naporano consisted of approximately 1.9 million shares of Common Stock and $86.6 million of cash (including transaction costs). The Common Stock issued to Naporano was valued at $18.5 million for financial reporting purposes. The following unaudited pro forma statement of operations information presents a summary of the consolidated results of operations of the Company and Naporano as if the acquisition of Naporano had occurred on April 1, 1998. The unaudited pro forma statement of operations information includes certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets acquired, additional amortization expense as a result of goodwill and interest expense related to cash portions of purchased consideration and assumed debt. The unaudited pro forma statement of operations information also includes non-cash and non-recurring expenses of $2.2 million. The unaudited pro forma results do not purport to be indicative of the financial results which actually would have resulted had the Naporano acquisition been in effect on April 1, 1998 (in thousands, except per share data):

                                                              THREE MONTHS
                                                                  ENDED
                                                              JUNE 30, 1998
                                                              -------------
                                                               (UNAUDITED)
PRO FORMA STATEMENT OF OPERATIONS
------------------------------------------------------------
Net sales                                                       $255,107
Net loss from continuing operations applicable to Common
  Stock                                                         $ (3,204)
Basic and diluted net loss from continuing operations
  applicable to Common Stock                                    $  (0.08)

NOTE 3 -- NON-CASH AND NON-RECURRING EXPENSES (INCOME)

Severance, facility closure charges and other

     In connection with facility abandonments and other termination arrangements, during the year ended March 31, 1999, the Company recorded severance, facility closure and other charges totaling approximately $1.8 million, of which $1.5 million remained unpaid at March 31, 1999. The primary components of this charge were $0.6 million of severance and $1.2 million for lease cancellation, facility clean-up and other exit

                             METAL MANAGEMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

costs. Through June 30, 1999, the Company paid approximately $0.3 million related to severance, facility closure and other charges. At June 30, 1999, approximately $0.4 million of unpaid severance and $0.8 million of unpaid lease cancellation, facility clean-up and other exit costs remained in accrued liabilities. Certain terminated employees are being paid in installments and these payments will be made by the end of the fiscal year. The final clean-up and shutdown of all abandoned facilities is expected to be completed by September 30, 1999.

     During the three months ended June 30, 1998, the Company recorded non-cash and non-recurring income of approximately $786,000 consisting of the following (in thousands):

Non-cash warrant compensation income                            $(1,718)
Bluestone merger related costs                                      932
                                                                -------
                                                                $  (786)
                                                                =======

Non-cash warrant compensation expense income

     On May 1, 1997, the Company issued warrants to purchase 1,400,000 shares of Common Stock to the former general partners of Reserve Iron & Metal, Limited Partnership (the "Reserve Warrants"). The Reserve Warrants have initial exercise prices of $3.50 or $4.00 per share, subject to a $0.50 per share increase in the event that the Company's stock price exceeds $10.00 per share on the date of exercise. The Reserve Warrants have terms that range from 30 to 60 months and vest over 6 month, 12 month, 18 month and 24 month intervals for each group of 350,000 warrants, respectively, beginning on May 1, 1997. The decrease in the Company's stock price during the three months ended June 30, 1998 resulted in the reversal of $1.7 million of previously recognized non-cash warrant compensation expense. Since the Reserve Warrants are considered variable instruments under APB No. 25, the Company will record non-cash warrant compensation expense or income throughout the term of the warrants depending on the fair market value of its Common Stock. At June 30, 1999, warrants to purchase 910,000 shares of Common Stock remained outstanding under the Reserve Warrants.

Bluestone merger related costs

     During the three months ended June 30, 1998, the Company recognized merger expenses, consisting primarily of fees and expenses for accountants, attorneys, and investment bankers, totaling $0.9 million.

NOTE 4 -- INVENTORIES

     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following categories at (in thousands):

                                                        JUNE 30, 1999    MARCH 31, 1999
                                                        -------------    --------------
Ferrous metals                                             $33,647          $37,679
Non-ferrous metals                                          19,558           19,791
Other                                                        1,777            2,973
                                                           -------          -------
                                                           $54,982          $60,443
                                                           =======          =======

                             METAL MANAGEMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 5 -- DEBT

     Long-term debt consisted of the following at (in thousands):

                                                        JUNE 30, 1999    MARCH 31, 1999
                                                        -------------    --------------
Senior Credit Facility                                    $126,727          $144,410
Notes payable to related parties                             2,983             3,688
12 3/4% Senior Secured Notes                                27,059                 0
10% Senior Subordinated Notes                              180,000           180,000
Other debt                                                   6,891             7,364
                                                          --------          --------
                                                           343,660           335,462
Less: current portion                                       (4,479)           (5,308)
                                                          --------          --------
                                                          $339,181          $330,154
                                                          ========          ========

Senior Credit Facility

     On March 31, 1998, the Company and its subsidiaries entered into a three year credit facility (the "Senior Credit Facility"), as amended, which provides for a revolving credit and letter of credit facility of $250.0 million, subject to borrowing base limitations. A security interest on substantially all of the assets and properties of the Company and its subsidiaries, including pledges of the capital stock of the Company's subsidiaries, are pledged as collateral against the obligations of the Company and its subsidiaries under the Senior Credit Facility. The Senior Credit Facility provides the Company with the option of borrowing based either on the Bankers Trust Company's prime rate plus a margin (1.5% at June 30, 1999) or at the London Interbank Offered Rate ("LIBOR") plus a margin (2.5% at June 30, 1999). Pursuant to the Senior Credit Facility, the Company pays a fee of .375% on the undrawn portion of the facility. The Senior Credit Facility is available for working capital and general corporate purposes, including acquisitions.

     Pursuant to the Senior Credit Facility, the Company is required to satisfy a minimum EBITDA (as defined in the Senior Credit Facility) to interest coverage ratio test. The minimum interest coverage tests (i) for the three month period ended June 30, 1999, (ii) for the six month period ended September 30, 1999,
(iii) for the nine month period ended December 31, 1999, (iv) for the twelve month period ended March 31, 2000 and (v) for the end of each subsequent fiscal quarter thereafter for the twelve month period then ending require that the Company satisfy an interest coverage ratio of not less than 1.0 to 1.0. The Company met its interest coverage test for the three months ended June 30, 1999. In addition, the Senior Credit Facility places contractual restrictions on the Company's ability to make interest payments on its Senior Subordinated Notes (defined below) unless during the thirty day period ending on the date on which the interest payment is to be made, there exists average undrawn availability under the Senior Credit Facility of not less than $12.0 million plus the amount of interest ($9.0 million) which is then due and payable on the Senior Subordinated Notes.

Senior Secured Notes

     On May 7, 1999, the Company issued $30.0 million principal amount of 12 3/4% Senior Secured Notes due on June 15, 2004 (the "Senior Secured Notes"), in a Rule 144A private offering. Interest on the Senior Secured Notes is payable semi-annually. The Senior Secured Notes were issued at 90% of their principal amount and are redeemable by the Company, in whole or in part, at 100% of their principal amount at any time after June 15, 2000. The Senior Secured Notes are secured by a second priority lien on substantially all of the Company's personal property, plant (to the extent it constitutes fixtures) and equipment that secures the Senior Credit Facility. The Senior Secured Notes are senior obligations of the Company, ranking equally with all of its existing and future unsubordinated debt, including indebtedness under the Senior Credit Facility, and senior to all of its existing and future subordinated debt, including the Senior Suboridnated Notes. The

                             METAL MANAGEMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Company's payment obligation is jointly and severally guaranteed by the Company's current and future subsidiaries. The Company received net proceeds of approximately $25.5 million, after the 10% original issue discount and transaction fees and expenses. Net proceeds were used to reduce amounts outstanding under the Senior Credit Facility. The Company filed a Registration Statement on Form S-4 to register identical notes to be exchanged for the Senior Secured Notes. The registered notes will be traded on the PORTAL system.

Senior Subordinated Notes

     On May 13, 1998, the Company issued $180.0 million, 10% Senior Subordinated Notes due on May 15, 2008 (the "Senior Subordinated Notes") and received net proceeds of $174.6 million. Interest on the Senior Subordinated Notes is payable semi-annually. The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated in right to payment to all senior debt of the Company, including the indebtedness of the Company under the Senior Credit Facility and the Senior Secured Notes. The Company's payment obligation is jointly and severally guaranteed by the Company's current and certain future subsidiaries. The Senior Subordinated Notes are redeemable at the Company's option at specified redemption prices and redemption events. The Senior Subordinated Notes are traded on the PORTAL system.

     The Senior Credit Facility, the Indenture governing the Senior Secured Notes and the Indenture governing the Senior Subordinated Notes contain covenants that, among other things, restrict the Company and most of its subsidiaries' ability to:

     - incur additional indebtedness;

     - pay dividends;

     - prepay subordinated indebtedness;

     - dispose of some types of assets;

     - make capital expenditures;

     - create liens and make some types of investments or acquisitions; and

     - engage in some fundamental corporate transactions.

     In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial covenants, including an interest coverage ratio and ratio of capital expenditures to consolidated revenues. The Company's ability to comply with these provisions may be affected by general economic conditions, industry conditions, and other events or circumstances beyond its control. A breach of any of these covenants could result in a default under the Senior Credit Facility. In the event of a default, depending on the actions taken by the lenders under the Senior Credit Facility, the lenders could elect to declare all amounts borrowed under the Senior Credit Facility, together with accrued interest, to be due and payable. In addition, a default under the Indenture governing the Senior Secured Notes or the Indenture governing the Senior Subordinated Notes would constitute a default under the Senior Credit Facility and any instruments governing our other indebtedness. During the year ended March 31, 1999, the Company was required to enter into three amendments to the Senior Credit Facility to avoid the occurrence of events of default under the interest coverage ratio.

     Both the Indenture governing the Senior Secured Notes and the Indenture governing the Senior Subordinated Notes contain restrictions on the Company's ability to incur, subject to certain exceptions, additional indebtedness, unless the Company meets an EBITDA (as defined in the Indenture) to fixed charge coverage ratio of 2.0 to 1.0 for the immediately preceding four calendar quarters. Because of recent financial performance, the Company currently would not satisfy the fixed charge coverage ratio test, and, accordingly, is

                             METAL MANAGEMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

unable and will remain unable in the foreseeable future to incur significant amounts of additional indebtedness. As a result, if the Company experiences a liquidity shortfall, the ability to incur additional indebtedness to cover the shortfall will be severely limited.

Extraordinary charge on early retirement of debt

     During the three months ended June 30, 1998, the Company borrowed under the Senior Credit Facility to (i) refinance existing secured debt, (ii) buyout certain operating leases and (iii) pay prepayment penalties associated with the early retirement of debt. In connection with the refinancing of debt, the Company recognized extraordinary charges consisting of the following (in thousands):

Cash prepayment penalties                                       $  973
Write-off of related unamortized financing costs                   487
                                                                ------
Extraordinary charge before income tax benefit                   1,460
Income tax benefit                                                 598
                                                                ------
Net extraordinary charge                                        $  862
                                                                ======

NOTE 6 -- STOCKHOLDERS EQUITY

Convertible preferred stock

     The Company's Amended and Restated Certificate of Incorporation allows for the issuance of up to 4,000,000 shares of preferred stock. During the year ended March 31, 1998, the Company issued 25,000 shares of convertible preferred stock (designated as Series A) and 20,000 shares of convertible preferred stock (designated as Series B). In November 1998, the Company issued 6,000 shares of convertible preferred stock (designated as Series C) in connection with an acquisition. The Series A, Series B and Series C convertible preferred stock each have a par value of $.01 per share and a stated value of $1,000 per share.

     Dividends on the Series A, Series B and Series C convertible preferred stock accrue, whether or not declared by the Board of Directors, at an annual rate of 6.0%, 4.5% and 6.9%, respectively, of the stated value of each outstanding share of Series A, Series B and Series C convertible preferred stock. Dividends are payable in cash, or at the Company's option, in additional shares of preferred stock or, in the case of the Series C convertible preferred stock, Common Stock.

     The holders of Series A convertible preferred stock are able to convert the shares into Common Stock at a price equal to the lower of: (i) $18.30; or (ii) 85% of the average closing bid price for the Common Stock for the five trading days prior to the conversion date. The holders of Series B convertible preferred stock are able to convert the shares into Common Stock at a price equal to the lower of: (i) $24.60; (ii) 92.5% of the average closing bid price for the Common Stock for the five trading days prior to the conversion date; or (iii) if applicable, the lowest traded price of the Common Stock during the time when the Common Stock is not listed on a national securities exchange. The holders of the Series C convertible preferred stock are able to convert the shares into Common Stock at price equal to $9.00 per share of Common Stock, until November 2003, and thereafter, at a price equal to the average closing bid price for the Common Stock for the five trading days prior to the conversion date.

                             METAL MANAGEMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     The following presents a summary of the Series A, Series B and Series C convertible preferred stock issued and converted during the three months ended June 30, 1999:

                                                         SERIES A    SERIES B    SERIES C
                                                         --------    --------    --------
Shares outstanding at March 31, 1999                       4,020      10,877      6,000
Shares converted into Common Stock                        (1,500)     (3,347)         0
Shares issued for dividends                                    0           0          0
                                                          ------      ------      -----
Shares outstanding at June 30, 1999                        2,520       7,530      6,000
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

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                                ------------------
                                                                 1999       1998
                                                                 ----       ----
LOSS (NUMERATOR):
Net loss from continuing operations                             $(3,104)   $  (472)
Dividends on convertible preferred stock                           (234)      (441)
                                                                -------    -------
Net loss applicable to Common Stock                             $(3,338)   $  (913)
                                                                =======    =======
SHARES (DENOMINATOR):
Weighted average number of shares outstanding during the
  period                                                         52,617     34,284
Incremental common shares attributable to dilutive stock
  options and warrants                                                0          0
                                                                -------    -------
Diluted number of shares outstanding during the period           52,617     34,284
                                                                =======    =======
Basic loss per common share                                     $ (0.06)   $ (0.03)
                                                                =======    =======
Diluted loss per common share                                   $ (0.06)   $ (0.03)
                                                                =======    =======

     The effect of dilutive stock options and warrants were not included as their effect would have been anti-dilutive for both periods presented. Also, the potentially dilutive effect of the Company's convertible preferred stock were not used in the diluted earnings per share calculation as its effect was also anti-dilutive.

                             METAL MANAGEMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 9 -- SUBSEQUENT EVENT

     Effective July 15, 1999, T. Benjamin Jennings, the Company's former Chairman of the Board and Chief Executive Officer, resigned as a director of the Company and as an officer and director of any and all of the Company's subsidiaries for which he served in such capacities. In connection with Mr. Jennings resignation, the Company and Mr. Jennings entered into an agreement (the "Jennings Agreement"), pursuant to which the Company agreed to pay Mr. Jennings a lump-sum payment of approximately $2.1 million, to continue to provide Mr. Jennings with health, dental and life insurance benefits through December 1, 2003, and to provide certain other benefits as set forth in the Jennings Agreement. Pursuant to the Jennings Agreement, on January 2, 2000, the Company will also forgive a $500,000 promissory note, plus accrued interest, owed to the Company by Mr. Jennings, provided that Mr. Jennings has substantially complied with his obligations under the Jennings Agreement. During the quarter ending September 30, 1999, the Company will recognize a non-recurring charge of approximately $3 million related to the Jennings Agreement.

     Effective August 1, 1999, the Company and George A. Isaac III entered into an agreement (the "Isaac Agreement") in order to resolve a contractual right provided to Mr. Isaac with respect to the change of control provision included in his employment agreement with the Company. Pursuant to the Isaac Agreement, Mr. Isaac resigned as the Company's Executive Vice President and as an officer and director of any and all of the Company's subsidiaries for which he served in such capacities. Mr. Isaac will continue to serve as a member of the Company's Board of Directors and serve as a non-officer part-time employee of the Company. In his continuing employment capacity with the Company, it is anticipated that for the next six months, Mr. Isaac will be an advisor to the Office of the Chief Executive and participate in certain strategic initiatives. The Isaac Agreement provides for consulting services following the initial six month term at an agreed upon hourly rate. The Isaac Agreement provided Mr. Isaac with (i) a lump-sum payment of approximately $768,000, (ii) additional aggregate payments totaling $475,000 to be paid in six equal monthly installments of $79,167 beginning September 1, 1999 and ending February 1, 2000, (iii) continuation of health, dental and life insurance benefits through June 23, 2002, and (iv) certain other benefits as set forth in the Isaac Agreement. During the quarter ending September 30, 1999, the Company will recognize a non-recurring charge of approximately $1.4 million related to the Isaac Agreement.

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under "Investment Considerations" appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, as the same may be amended from time to time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under
Item 1. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

GENERAL OVERVIEW

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

     The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "MTLM." The Company's principal executive offices are located at 500 North Dearborn Street, Suite 405, Chicago, Illinois 60610, and its telephone number is (312) 645-0700.

RESULTS OF OPERATIONS

     The Company's consolidated net sales consist primarily of revenues derived from the sale of processed and brokered scrap metals. The Company recognizes revenues from processed product sales at the time of shipment. Revenues related to brokerage sales are recognized upon receipt of the material by the customer.

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

     Non-cash and non-recurring expenses include costs recognized relating to issuances of warrants and one-time merger related costs.

     Other income and expense consists principally of interest expense, interest income, gains or losses on the sale of fixed assets, and income and losses from joint ventures, which represent an allocation of income and losses attributable to investments made by the Company in four joint ventures. The joint ventures are accounted for under the equity method of accounting.

     On May 28, 1998, the Company merged with Bluestone through a tax-free, stock-for-stock exchange. The merger was accounted for as a pooling-of-interests. All information set forth below includes the historical information of the Company and Bluestone on a pooled basis for all periods presented.

     The Company's results of operations for the three months ended June 30, 1998 include the operations of Superior Forge, Inc. ("Superior Forge"), which was sold in March 1999. Superior Forge derived substantially all of its revenues from non-ferrous metals. The Company's results of operations for the three months ended June 30, 1999 include the results of operations of businesses acquired by the Company subsequent to June 30, 1998. These acquisitions include Naporano Iron & Metal Co. and Nimco Shredding Co. (collectively, "Naporano") and Michael Schiavone & Sons, Inc. ("Schiavone") which are primarily ferrous processors, and M. Kimerling & Sons, Inc. ("Kimerling") which is primarily a non-ferrous processor (collectively, "July 1998 Acquisitions"). The three months ended June 30, 1998 reflect no activity from the July 1998 Acquisitions.

     During the fiscal year ended March 31, 1999 ("Fiscal 1999"), the Company's results of operations were negatively impacted by the adverse market conditions prevalent in the steel and scrap metals sectors. These market conditions were characterized by a significant decline in the price and demand for scrap metals. This decline resulted in large part from the increase in steel imports flowing into the United States, principally from Japanese, Brazilian, Russian and Southeast Asian steel producers during the last six months of calendar 1998. By way of example, for the twelve months ended December 31, 1998, steel imports into the United States increased by approximately 33% compared with the same period in 1997, according to the American Iron & Steel Institute.

     In the three months ended June 30, 1999, the Company experienced improvements in its results of operations compared to the previous three quarters as a result of improved pricing and demand in the scrap metals industry. The Company's management believes that improved pricing and demand realized during the first six months of calendar 1999 represent the beginning of a return to more normalized market conditions in the scrap metals industry. The Company believes that as a result of the consolidation initiatives that it has undertaken during the adverse market conditions prevalent in Fiscal 1999, and the cost cutting initiatives that the Company continues to develop and implement, it is well positioned to benefit from improving market conditions.

     Consolidated net sales for the three months ended June 30, 1999 and 1998 in broad product categories were as follows (in thousands):

                                                      6/30/99                            6/30/98
                                            ----------------------------       ----------------------------
               COMMODITY                    WEIGHT     NET SALES     %         WEIGHT     NET SALES     %
               ---------                    ------     ---------     -         ------     ---------     -
Ferrous metals (tons)                         1,038    $103,131     51.9           893    $110,172     51.3
Non-ferrous metals (lbs)                    146,201      63,004     31.7       127,054      66,146     30.8
Brokerage -- ferrous (tons)                     273      23,967     12.1           251      32,324     15.0
Brokerage -- non ferrous (lbs)               16,378       4,088      2.1        11,246       5,599      2.6
Other                                                     4,492      2.2                       710      0.3
                                                       --------     ----                  --------     ----
                                                       $198,682      100%                 $214,951      100%
                                                       ========     ====                  ========     ====

     Consolidated net sales for the three months ended June 30, 1999 were $198.7 million compared to consolidated net sales of $215.0 million for the three months ended June 30, 1998. The Company's consolidated net sales decreased by $16.3 million or 7.6%, even though the Company completed 6 acquisitions subsequent to June 30, 1998. The decrease in consolidated net sales was due to the continuing effect of the adverse market conditions which began during Fiscal 1999, and led to lower prices and demand for scrap metals.

     Ferrous sales during the three months ended June 30, 1999 decreased by $7.0 million compared to ferrous sales in the three months ended June 30, 1998, notwithstanding an increase of 145,000 tons of ferrous metals sold by the Company compared to the prior period. The increase in ferrous volumes was primarily attributable to the inclusion of the sales of Naporano and Schiavone, each of which was acquired subsequent to June 30, 1998. Overall ferrous sales decreased due to declines in realized prices of ferrous scraps metals compared to the prior period. The Company's average sales price for ferrous metals decreased by 19% to $99 per ton during the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

     Non-ferrous volumes during the three months ended June 30, 1999 increased by 19.1 million pounds compared to the three months ended June 30, 1998, primarily due to the acquisition of Kimerling. Non-ferrous sales decreased, however, in absolute dollar terms due to lower realized prices for certain non-ferrous metals. The Company's average selling price for non-ferrous metals declined by 17% to $0.43 per pound during the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The Company's average selling price for non-ferrous sales are impacted by market conditions and the product mix of non-ferrous metals sold. The majority of the Company's non-ferrous sales are derived from copper, aluminum and stainless steel.

     Brokerage ferrous sales represented 12.1% of consolidated net sales for the three months ended June 30, 1999 compared to 15.0% of consolidated net sales for the three months ended June 30, 1998. Although tons of ferrous metals brokered increased slightly, brokerage ferrous sales declined due to lower realized selling prices during the three months ended June 30, 1999 compared to the prior period. The Company's average sales price for brokered ferrous metals decreased by 32% to $88 per ton during the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

     Brokerage non-ferrous sales represented 2.1% of consolidated net sales for the three months ended June 30, 1999 compared to 2.6% of consolidated net sales for the three months ended June 30, 1998. Although pounds of non-ferrous metals brokered increased by 5.1 million pounds, brokerage non-ferrous sales decreased due to lower realized selling prices. The Company's average sales price for brokered non-ferrous metals decreased by 50% to $0.25 per pound during the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

     Other sales reflect, among other categories, stevedoring sales generated by Naporano, which was acquired in July 1998.

     Consolidated gross profit was $25.8 million (13.0% of consolidated net sales) for the three months ended June 30, 1999 compared to consolidated gross profit of $19.7 million (9.2% of consolidated net sales) for the three months ended June 30, 1998. The $6.1 million increase in the dollar amount of consolidated gross profit and the increase in consolidated gross profit margin for the three months ended June 30, 1999 principally reflects improved margins by the Company, resulting from better purchasing practices.

     Consolidated general and administrative expenses were $14.8 million (7.5% of consolidated net sales) for the three months ended June 30, 1999 compared to $11.5 million (5.4% of consolidated net sales) for the three months ended June 30, 1998. The increase over the prior year period is due to the inclusion of general and administrative expenses of the businesses comprising the July 1998 Acquisitions. The increase as a percentage of consolidated net sales reflects the decrease in the Company's consolidated net sales arising from market conditions causing lower realized selling prices.

     Depreciation and amortization expense was $6.6 million (3.3% of consolidated net sales) for the three months ended June 30, 1999 compared to $4.4 million (2.0% of consolidated net sales) for the three months ended June 30, 1998. The increase, both in dollars and as a percentage of consolidated net sales, is attributed to the inclusion of goodwill amortization and depreciation of fixed assets of the businesses comprising the July 1998 Acquisitions.

     During the three months ended June 30, 1998, the Company recorded non-cash and non-recurring income of $0.8 million consisting of the following (in thousands):

Non-cash warrant compensation income                            $(1,718)
Bluestone merger related costs                                      932
                                                                -------
                                                                $  (786)
                                                                =======

     See Note 3 to the condensed consolidated financial statements included in
Item 1 of this Report.

     Interest expense was $8.7 million (4.4% of consolidated net sales) for the three months ended June 30, 1999 compared to $4.9 million (2.3% of consolidated net sales) for the three months ended June 30, 1998. The increase is primarily due to the issuance of the Senior Secured Notes on May 7, 1999 and the recognition of three months of interest on the Senior Subordinated Notes during the three months ended June 30, 1999 compared to one and one-half months of interest related to the Senior Subordinated Notes recorded during the three months ended June 30, 1998.

     Net loss from continuing operations, after preferred stock dividends, was $3.3 million ($0.06 per share) for the three months ended June 30, 1999 compared to a net loss from continuing operations, after preferred stock dividends, of $0.9 million ($0.03 per share). The increase in the net loss is primarily due to higher interest expense and depreciation and amortization expense arising from acquisitions and financing transactions completed by the Company since July 1, 1998, without a corresponding increase in revenues because of the continuing effects of adverse market conditions.

     The Company's effective tax rate was 27% and 794% for the three months ended June 30, 1999 and 1998, respectively. The effective tax rate differs from the statutory rate primarily due to permanent differences represented by non-deductible goodwill amortization and certain non-deductible, non-cash and non-recurring expenses.

     During the three months ended June 30, 1998, the Company recognized an extraordinary charge of $0.9 million, net of taxes, related to the early retirement of debt and other costs principally incurred in connection with the closing of the Senior Credit Facility (see Note 5 to the condensed consolidated financial statements included in Item 1 of this Report).

LIQUIDITY AND CAPITAL RESOURCES

     The Company has required significant amounts of capital to fund its operations, capital expenditures and acquisition program. The Company has funded these cash needs principally through cash generated from operating activities, borrowings under the Senior Credit Facility, and the issuance of equity securities, the Senior Subordinated Notes, and most recently, the Senior Secured Notes. During Fiscal 1999, as a result of adverse market conditions and the impact of such adverse conditions on the Company's liquidity, the Company also sold certain non-core assets, principally its Superior Forge aluminum forging operation.

     The Company's management anticipates that the Company will continue to have significant capital requirements to fund its operations, capital expenditures and acquisition program. While the Company believes that cash generated from operations and undrawn borrowing availability under the Senior Credit Facility provide it with sufficient liquidity to fund its operations, capital expenditure and debt service requirements, limiting conditions provided for in the documentation governing the Senior Credit Facility, the Senior Subordinated Notes and the Senior Secured Notes will limit the Company's ability to incur additional debt to fund significant acquisition or expansion opportunities unless and until the Company's results of operations show significant improvement for four consecutive quarters.

Cash Flows from Continuing Operations

     During the three months ended June 30, 1999, the Company consumed $6.2 million of cash in continuing operations. During this period, accounts receivable balances increased by $7.2 million due to higher sales, inventories decreased by $5.5 million as a result of an announced strategy to reduce inventories accumulated during adverse markets in Fiscal 1999, and accounts payable decreased by $2.9 million as the Company reduced its levels of inventory. During the three months ended June 30, 1999, the Company also made a $9.0 million interest payment on the Senior Subordinated Notes.

Cash Flows from Investing Activities

     During the three months ended June 30, 1999, the Company used $1.5 million of cash for investing activities. Purchases of property and equipment were $2.6 million, while the Company generated $1.0 million of cash from the sale of fixed assets. Proceeds from the sale of property and equipment include assets sold as part of the Company's plan to abandon and consolidate certain facilities.

Cash Flows from Financing Activities

     During the three months ended June 30, 1999, the Company's financing activities provided $7.0 million of cash, principally from increased borrowings under the Senior Credit Facility. On May 7, 1999, the Company issued $30.0 million aggregate principal amount of Senior Secured Notes, of which the net proceeds to the Company were $25.5 million after the 10% discount and transaction fees and expenses. Proceeds from the Senior Secured Notes were used to repay amounts outstanding under the Senior Credit Facility.

FINANCIAL CONDITION

Cash Requirements for Maturing Debt Obligations and Interest Payments

     On November 15, 1999, the Company is required to make a semi-annual interest payment of $9.0 million on the Senior Subordinated Notes. The Company's amended Senior Credit Facility allows the Company to make interest payments on the Senior Subordinated Notes, but requires the Company to maintain average unused availability equal to the sum of (x) the interest payment and (y) $12.0 million for a period of thirty days prior to the payment date. On December 15, 1999, the Company is required to make a semi-annual interest payment of approximately $2.5 million on the Senior Secured Notes. The Company believes, based on its current financial condition and liquidity and its current projections of cash flows, that it will be able to meet all interest payment and maturing debt obligations coming due in the current fiscal year.

Cash Transactions subsequent to June 30, 1999

     On July 22, 1999, the Company made a $2.1 million payment to T. Benjamin Jennings pursuant to the Jennings Agreement.

     Pursuant to the Isaac Agreement, the Company will make payments to George
A. Isaac III totaling $1.2 million consisting of a lump-sum payment of approximately $768,000, which is payable in August 1999 and aggregate payments totaling $475,000 to be paid in six equal monthly installments of $79,167 beginning on September 1, 1999.

     See Note 9 to the condensed consolidated financial statements included in
Item 1 of this Report.

Working Capital Availability and Requirements

     Accounts receivable balances of the Company increased from $103.8 million at March 31, 1999 to $111.0 million at June 30, 1999 principally due to higher sales in the three months ended June 30, 1999 compared to the three months ended March 31, 1999, and a large export sale which was shipped towards the end of June 1999.

     Accounts payable balances of the Company decreased from $62.2 million at March 31, 1999 to $59.3 million at June 30, 1999. The decrease in accounts payable resulted principally from lower purchases of inventory during the period.

     Inventory levels can vary significantly among the Company's operations and with changes in market conditions. Inventories consisted of the following categories at (in thousands):

                                                        JUNE 30, 1999    MARCH 31, 1999
                                                        -------------    --------------
Ferrous metals                                             $33,647          $37,679
Non-ferrous metals                                          19,558           19,791
Other                                                        1,777            2,973
                                                           -------          -------
                                                           $54,982          $60,443
                                                           =======          =======

     The Company's inventory levels have decreased as it continues to focus on reducing inventories to lower financing costs and to reduce its exposure to changing market prices for scrap metals.

COMPANY INDEBTEDNESS

     The Company's principal indebtedness is represented by borrowings under the Senior Credit Facility, the Senior Subordinated Notes and the Senior Secured Notes.

Senior Credit Facility

     The Credit Agreement, dated March 31, 1998, among the Company, BT Commercial Corporation, as agent and the lenders thereunder (as amended, the "Senior Credit Facility") provides for a revolving credit and letter of credit facility of $250.0 million, subject to borrowing base limitations. The Company's obligations under the Senior Credit Facility are secured by substantially all of the Company's assets and properties, including pledges of the capital stock of the Company's subsidiaries. Availability of loans and letters of credit under the Senior Credit Facility is generally limited to a borrowing base of 85% of eligible accounts receivable, 70% of eligible inventory (subject to a cap of $100.0 million) and a fixed asset sublimit ($53.8 million as of June 30, 1999) that amortizes on a quarterly basis.

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

     The Senior Credit Facility also contains certain financial covenants, including a minimum interest coverage ratio, imposes certain limitation on the Company's ability to make capital expenditures and incur additional indebtedness, and restricts payments of dividends and equity redemptions. The Senior Credit Facility limits capital expenditures to 2% of consolidated net sales for the fiscal year ending March 31, 2000.

     The interest coverage test require the Company to maintain an interest coverage ratio of not less than 1.0 to 1.0 (EBITDA (as defined in the Senior Credit Facility) to interest expense) (i) for the three months ended June 30, 1999, (ii) for the six months ended September 30, 1999, (iii) for the nine months ended December 31, 1999, (iv) for the twelve months ended March 31, 2000 and (v) for the end of each fiscal quarter thereafter, for the twelve-month period then ended. The Company met its interest coverage test for the three months ended June 30, 1999 and was in compliance with its other covenants as of June 30, 1999. During Fiscal 1999, the Company was required to, in three consecutive quarters, to seek accommodations from its lenders under the Senior Credit Facility to avoid an event of default under the interest coverage ratio test in effect during each such period. Based on its current projections, the Company expects to be in compliance with all covenants under the Senior Credit Facility during the fiscal year ending March 31, 2000.

     At June 30, 1999, the Company had outstanding borrowings under its Senior Credit Facility of approximately $126.7 million. As of July 29, 1999, the Company had undrawn availability of approximately $35 million under the Senior Credit Facility.

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

                            YEAR                                PERCENTAGE
                            ----                                ----------
2003                                                              105%
2004                                                              103%
2005                                                              102%
2006 and thereafter                                               100%

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

12 3/4% Senior Secured Notes due 2004

     On May 7, 1999, the Company issued $30.0 million aggregate principal amount of its Senior Secured Notes (the "Senior Secured Notes") in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Senior Secured Notes were issued at 90% of their stated principal amount at maturity. The Senior Secured Notes mature on June 15, 2004 and bear interest at the rate of 12 3/4% per annum. Interest on the Senior Secured Notes is payable semi-annually during June and December of each year. The Company received net proceeds of $25.5 million in the offering of the Senior Secured Notes. The Senior Secured Notes are senior obligations of the Company and will rank equally in right of payment with all of the Company's unsubordinated debt, including the Company's indebtedness under the Senior Credit Facility, and senior in right of payment to all of the Company's subordinated debt, including the Senior Subordinated Notes.

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

YEAR 2000

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

     The Company has completed all of its assessment of the impact of the year 2000 problem on its Information Systems. Based on this assessment, the Company does not expect the cost of making its Information Systems year 2000 compliant to have a material adverse impact on its financial position or results of operations in future periods. The Company has completed all of its remediation phase for all of its significant Information Systems and estimates that it will complete software upgrades and/or replacements by the end of the second quarter of the current fiscal year. To date, the Company has completed approximately 93% of its assessment phase and has implemented approximately 73% of the required remediation for its Information Systems. The testing and implementation phases are targeted to be substantially complete by the end of the second quarter of the current fiscal year.

     The Company has substantially completed its assessment phase of the impact of year 2000 problems on its non-information technology systems such as telephones, processing equipment or other equipment containing embedded technology such as microcontrollers ("Non-IT Systems"). As part of the assessment, the Company has created an equipment inventory database of its Non-IT Systems to help with the assessment. The Company believes that it will substantially complete its remediation, testing and implementation phases for Non-IT Systems by the end of the second quarter of the current fiscal year. The Company not expect the cost of making its Non-IT Systems year 2000 compliant to have a material adverse impact on its financial position or results of operations in future periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to financial risk resulting from fluctuations in interest rates and commodity prices. The Company seeks to minimize these risks through regular operating and financing activities and, where appropriate, through use of derivative financial instruments. The Company's use of derivative financial instruments is limited and related solely to hedges of certain non-ferrous inventory positions. Reference is made to the Company's quantitative disclosures about market risk as of March 31, 1999 included under Item 7A of the Company's most recent Annual Report on Form 10-K.

                          PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Agreement with T. Benjamin Jennings

     Effective July 15, 1999, T. Benjamin Jennings, the Company's former Chairman of the Board and Chief Executive Officer, resigned as a director of the Company and as an officer and director of any and all of the Company's subsidiaries for which he served in such capacities. In connection with Mr. Jennings resignation, the Company and Mr. Jennings entered into an agreement (the "Jennings Agreement"), pursuant to which the Company agreed to pay Mr. Jennings a lump-sum payment of approximately $2.1 million, and to continue to provide Mr. Jennings with health, dental, life insurance and certain other benefits as set forth in the Jennings Agreement. Pursuant to the Jennings Agreement, on January 2, 2000, the Company will also forgive a $500,000 promissory note, plus accrued interest, owed to the Company by Mr. Jennings, provided that Mr. Jennings has substantially complied with his obligations under the Jennings Agreement. Mr. Jennings agreed to release, waive and renounce his interest under and pursuant to the amended and restated stockholders' agreement, dated February 12, 1999 and, accordingly Mr. Jennings no longer has the right to nominate any of the Company's directors. Pursuant to the Jennings Agreement, the Company and Mr. Jennings agreed to mutual general releases from any and all liabilities arising out of any matter or event occurring on or prior to the date of the Jennings Agreement.

Agreement with George A. Isaac III

     Effective August 1, 1999, the Company and George A. Isaac III entered into an agreement (the "Isaac Agreement") in order to resolve a contractual right provided to Mr. Isaac with respect to the change of control provision included in his employment agreement with the Company. Pursuant to the Isaac Agreement, Mr. Isaac resigned as the Company's Executive Vice President and as an officer and director of any and all of the Company's subsidiaries for which he served in such capacities. Mr. Isaac will continue to serve as a member of the Company's Board of Directors and serve as a non-officer part-time employee of the Company. In his continuing employment capacity with the Company, it is anticipated that for the next six months, Mr. Isaac will be an advisor to the Office of the Chief Executive and participate in certain strategic initiatives. The Isaac Agreement provides for consulting services following the initial six month term at an agreed upon hourly rate. The Isaac Agreement provided Mr. Isaac with (i) a lump-sum payment of approximately $768,000, (ii) additional aggregate payments totaling $475,000 payable in six equal monthly installments of $79,167 beginning on September 1, 1999 and ending February 1, 2000, (iii) continuation of health, dental and life insurance benefits through June 23, 2002, and (iv) certain other benefits as set forth in the Isaac Agreement. Pursuant to the Isaac Agreement, the Company and Mr. Isaac agreed to mutual general releases from any and all liabilities arising out of any matter or event occurring on or prior to the date of the Isaac Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     See Exhibit Index

(B) REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the quarter ended June 30, 1999:

     (1) Form 8-K dated April 16, 1999, filed April 16, 1999, disclosing that the Company and its bank group amended the Company's $250 million Senior Credit Facility, to among other things, eliminate the contractual restriction on the Company to make its May 15, 1999 interest payment on its Senior Subordinated Notes.

     (2) Form 8-K dated May 7, 1999, filed May 18, 1999, disclosing the Company's issuance of $30 million of Senior Secured Notes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          METAL MANAGEMENT, INC.

                                          By: /s/ ALBERT A. COZZI

                                            ------------------------------------
                                            Albert A. Cozzi
                                            Director, Chairman of the
                                            Board, President and
                                            Chief Operating Officer
                                            (Principal Executive Officer)

                                          By: /s/ ROBERT C. LARRY

                                            ------------------------------------
                                            Robert C. Larry
                                            Executive Vice President,
                                            Finance, Treasurer, Chief
                                            Financial Officer and
                                            Assistant Secretary
                                            (Principal Financial Officer)

                                          By: /s/ AMIT N. PATEL

                                            ------------------------------------
                                            Amit N. Patel
                                            Vice President, Finance and
                                            Controller
                                            (Principal Accounting Officer)

                                          Date: August 12, 1999

                             METAL MANAGEMENT, INC.
                                 EXHIBIT INDEX

NUMBER AND DESCRIPTION OF EXHIBIT

 3.1  Amended and Restated Certificate of Incorporation of the
      Company, as filed with the Secretary of State of the State of Delaware on November 2, 1998 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form
      10-Q for the quarter ended September 30, 1998)

 3.2  Certificate of Designations, Preferences and Rights of
      Series C Convertible Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on November 2, 1998 (incorporated by reference to Exhibit
      3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

 3.3  Restated By-Laws of the Company, as amended through March
      31, 1999 (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the year ended
      March 31, 1999)

 4.1  Indenture, dated as of May 7, 1999, among the Company, the
      Guarantors (as defined therein) and Harris Trust and Savings
      Bank, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 7,
      1999)

10.1  Amendment No. 5 to Credit Agreement, dated as of April 14,
      1999, by and among the Company and its subsidiaries named therein, BT Commercial Corporation and the other financial institutions signatories thereto as lenders (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated April 16, 1999)

10.2  Amendment No. 6 to Credit Agreement, dated as of April 29,
      1999, by and among the Company and its subsidiaries named therein, BT Commercial Corporation and the other financial institutions signatories thereto as lenders (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 7, 1999)

10.3 Purchase Agreement, dated May 5, 1999, among the Company, its subsidiaries named therein and BT Alex. Brown
      Incorporated (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated May 7, 1999)

10.4  Exchange and Registration Rights Agreement, dated as of May
      7, 1999, among the Company, the Guarantors and BT Alex.
      Brown Incorporated (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated May 7,
      1999)

10.5  Settlement Agreement and General Release, dated July 21,
      1999, between the Company and T. Benjamin Jennings

10.6  Settlement Agreement and General Release, dated August 6,
      1999, between the Company and George A. Isaac, III

27.1  Financial Data Schedule