Form 10-Q
period 1999-09-30
METAL MANAGEMENT INC
filed 1999-11-15
CIK 795665

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    As of November 2, 1999, the Registrant had 53,429,271 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I:     FINANCIAL INFORMATION
ITEM 1:     Financial Statements
            Condensed Consolidated Balance Sheets -- September 30, 1999
            (unaudited) and March 31, 1999                                    1
            Condensed Consolidated Statements of Operations -- three and
            six months ended September 30, 1999 and 1998 (unaudited)          2
            Condensed Consolidated Statements of Cash Flows -- six
            months ended September 30, 1999 and 1998 (unaudited)              3
            Condensed Consolidated Statements of Stockholders' Equity --
            six months ended September 30, 1999 (unaudited)                   4
            Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                       5
ITEM 2:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        13
ITEM 3:     Quantitative and Qualitative Disclosures about Market Risk       21
PART II:    OTHER INFORMATION
ITEM 6:     Exhibits and Reports on Form 8-K                                 22
            SIGNATURES                                                       23
            Exhibit Index                                                    24

PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   (UNAUDITED)
                                                                SEPTEMBER 30, 1999    MARCH 31, 1999
                                                                ------------------    --------------
                           ASSETS
Current assets:
     Cash and cash equivalents                                       $  2,301            $  2,482
     Accounts receivable, net                                         126,556             103,760
     Inventories                                                       60,385              60,443
     Prepaid expenses and other assets                                 12,208              11,405
     Deferred taxes                                                     3,182               3,303
                                                                     --------            --------
       Total current assets                                           204,632             181,393
Property and equipment, net                                           165,971             171,240
Goodwill, net                                                         284,868             290,362
Deferred financing costs and other intangibles, net                    13,839              13,228
Deferred taxes                                                          7,436               3,261
Investments in joint ventures                                           3,924               4,525
Other assets                                                            3,115               3,727
                                                                     --------            --------
                         TOTAL ASSETS                                $683,785            $667,736
                                                                     ========            ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                               $  4,310            $  5,308
     Accounts payable                                                  67,726              62,230
     Accrued interest                                                   8,746               8,638
     Other accrued liabilities                                         16,427              19,323
                                                                     --------            --------
       Total current liabilities                                       97,209              95,499
Long-term debt, less current portion                                  355,175             330,154
Other liabilities                                                       4,248               2,879
                                                                     --------            --------
                      TOTAL LIABILITIES                               456,632             428,532
Stockholders' equity:
     Convertible preferred stock:
          Series A                                                          0               4,020
          Series B                                                      7,626              10,877
          Series C                                                      5,100               5,100
     Common Stock                                                         533                 489
     Warrants                                                          40,745              40,745
     Additional paid-in-capital                                       265,106             259,878
     Accumulated deficit                                              (91,957)            (81,905)
                                                                     --------            --------
                 TOTAL STOCKHOLDERS' EQUITY                           227,153             239,204
                                                                     --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $683,785            $667,736
                                                                     ========            ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               ------------------------------    ------------------------------
                                               SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                   1999             1998             1999             1998
                                               -------------    -------------    -------------    -------------
NET SALES                                        $211,466         $217,256         $410,148         $432,207
Cost of sales                                     186,908          207,369          359,759          402,571
                                                 --------         --------         --------         --------
Gross profit                                       24,558            9,887           50,389           29,636
OPERATING EXPENSES:
  General and administrative                       12,782           16,092           27,609           27,637
  Depreciation and amortization                     6,669            6,252           13,301           10,650
  Non-cash and non-recurring expense
     (income) (Note 3)                              5,014           (2,575)           5,014           (3,361)
                                                 --------         --------         --------         --------
Total operating expenses                           24,465           19,769           45,924           34,926
                                                 --------         --------         --------         --------
Operating income (loss) from continuing
  operations                                           93           (9,882)           4,465           (5,290)
Loss from joint ventures                              (90)            (771)             (31)            (931)
Interest expense                                    9,258            8,658           17,994           13,591
Interest and other income, net                        305              747              362            1,316
                                                 --------         --------         --------         --------
Loss from continuing operations before
  income taxes and extraordinary charge            (8,950)         (18,564)         (13,198)         (18,496)
Benefit for income taxes                           (3,050)          (4,323)          (4,194)          (3,783)
                                                 --------         --------         --------         --------
Loss from continuing operations before
  extraordinary charge                             (5,900)         (14,241)          (9,004)         (14,713)
DISCONTINUED OPERATIONS:
  Gain on sale of discontinued operations,
     net of taxes                                      27               27               27               74
                                                 --------         --------         --------         --------
Loss before extraordinary charge                   (5,873)         (14,214)          (8,977)         (14,639)
Extraordinary charge for early retirement
  of debt, net of taxes                                 0                0                0              862
                                                 --------         --------         --------         --------
NET LOSS                                           (5,873)         (14,214)          (8,977)         (15,501)
Premium paid on redemption of preferred
  stock                                               616                0              616                0
Preferred stock dividends                             225              415              459              856
                                                 --------         --------         --------         --------
NET LOSS APPLICABLE TO COMMON STOCK              $ (6,714)        $(14,629)        $(10,052)        $(16,357)
                                                 ========         ========         ========         ========
BASIC LOSS PER SHARE:
  Loss from continuing operations                $  (0.13)        $  (0.38)        $  (0.19)        $  (0.43)
  Gain on sale of discontinued operations            0.00             0.00             0.00             0.00
  Extraordinary charge                               0.00             0.00             0.00            (0.02)
                                                 --------         --------         --------         --------
  Net loss applicable to Common Stock            $  (0.13)        $  (0.38)        $  (0.19)        $  (0.45)
                                                 ========         ========         ========         ========
  Weighted average shares outstanding              53,210           38,991           52,915           36,647
DILUTED LOSS PER SHARE:
  Loss from continuing operations                $  (0.13)        $  (0.38)        $  (0.19)        $  (0.43)
  Gain on sale of discontinued operations            0.00             0.00             0.00             0.00
  Extraordinary charge                               0.00             0.00             0.00            (0.02)
                                                 --------         --------         --------         --------
  Net loss applicable to Common Stock            $  (0.13)        $  (0.38)        $  (0.19)        $  (0.45)
                                                 ========         ========         ========         ========
  Weighted average diluted shares
     outstanding                                   53,210           38,991           52,915           36,647

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                   SIX MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                ----------------------
                                                                  1999         1998
                                                                  ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                             $  (9,004)   $ (14,713)
Adjustments to reconcile net loss from continuing operations to cash flows from operating activities:
     Depreciation and amortization                                 13,301       10,650
     Deferred income taxes                                         (4,175)      (2,908)
     Amortization of debt issuance costs and bond discount          1,637          935
     Non-cash and non-recurring expense (income)                      142       (6,775)
     Discontinued operations                                           27          135
     Penalties paid on early retirement of debt                         0         (973)
     Other                                                            401         (681)
Changes in assets and liabilities, net of acquisitions:
     Accounts and notes receivable                                (22,244)      27,553
     Inventories                                                       58        2,392
     Accounts payable                                               5,496       (1,904)
     Other                                                         (3,996)       7,026
                                                                ---------    ---------
Cash flows provided by (used in) operating activities             (18,357)      20,737
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (4,657)     (11,281)
  Proceeds from sale of property and equipment                      1,885          670
  Acquisitions, net of cash acquired                                    0     (182,631)
  Costs of operating lease buyouts                                      0      (10,623)
  Other                                                               555        2,742
                                                                ---------    ---------
Net cash used in investing activities                              (2,217)    (201,123)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of long-term debt                                     485,532      974,574
  Repayments of long-term debt                                   (460,220)    (785,124)
  Fees paid to issue long-term debt                                (1,841)     (10,715)
  Redemption of convertible preferred stock                        (3,078)           0
  Issuances of Common Stock, net                                        0          797
                                                                ---------    ---------
Net cash provided by financing activities                          20,393      179,532
                                                                ---------    ---------
Net decrease in cash and cash equivalents                            (181)        (854)
Cash and cash equivalents at beginning of period                    2,482        4,464
                                                                ---------    ---------
Cash and cash equivalents at end of period                      $   2,301    $   3,610
                                                                =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                   $  16,275    $   5,889
Income taxes paid, net                                          $     261    $   1,449

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (unaudited, in thousands, except shares)

                                           PREFERRED STOCK                 COMMON STOCK
                                   --------------------------------    --------------------
                                                                         NUMBER                            ADDITIONAL
                                                                           OF                               PAID-IN-
                                   SERIES A    SERIES B    SERIES C      SHARES      AMOUNT    WARRANTS     CAPITAL
                                   --------    --------    --------      ------      ------    --------    ----------
BALANCE AT MARCH 31, 1999          $ 4,020     $10,877      $5,100     48,890,898     $489     $40,745      $259,878

Conversion of preferred stock       (1,558)     (3,251)          0      4,320,865       43           0         5,021

Cash redemption of preferred
  stock                             (2,462)          0           0              0        0           0             0

Preferred stock dividends                0           0           0        100,182        1           0           203

Other                                    0           0           0        (25,239)       0           0             4

Net loss                                 0           0           0              0        0           0             0
                                   -------     -------      ------     ----------     ----     -------      --------
BALANCE AT SEPTEMBER 30, 1999      $     0     $ 7,626      $5,100     53,286,706     $533     $40,745      $265,106
                                   =======     =======      ======     ==========     ====     =======      ========


                                 ACCUMULATED
                                   DEFICIT       TOTAL
                                 -----------     -----
BALANCE AT MARCH 31, 1999         $(81,905)     $239,204
Conversion of preferred stock            0           255
Cash redemption of preferred
  stock                               (616)       (3,078)
Preferred stock dividends             (459)         (255)
Other                                    0             4
Net loss                            (8,977)       (8,977)
                                  --------      --------
BALANCE AT SEPTEMBER 30, 1999     $(91,957)     $227,153
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

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

NOTE 2 -- PRIOR YEAR ACQUISITIONS

     In July 1998, the Company acquired the common stock of Naporano Iron & Metal Co. and Nimco Shredding Co. (collectively "Naporano"). The purchase consideration for Naporano consisted of approximately 1.9 million shares of common stock, par value $.01 per share ("Common Stock") and $86.6 million of cash (including transaction costs). The Common Stock issued to Naporano was valued at $18.5 million for financial reporting purposes. The following unaudited pro forma statement of operations information presents a summary of the consolidated results of operations of the Company and Naporano as if the acquisition of Naporano had occurred on April 1, 1998. The unaudited pro forma statement of operations information includes certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets acquired, additional amortization expense as a result of goodwill and interest expense related to cash portions of purchase consideration and assumed debt. The unaudited pro forma statement of operations information also includes non-cash and non-recurring income of $3.4 million. The unaudited pro forma results do not purport to be indicative of the financial results which actually would have resulted had the Naporano acquisition been in effect on April 1, 1998 (in thousands, except per share data):

                                                                 SIX MONTHS ENDED
                                                                SEPTEMBER 30, 1998
                                                                ------------------
                                                                   (UNAUDITED)
PRO FORMA STATEMENT OF OPERATIONS
------------------------------------------------------------
Net sales                                                            $472,363
Net loss from continuing operations applicable to Common
  Stock                                                              $(18,394)
Basic and diluted net loss from continuing operations
  applicable to Common Stock                                         $  (0.46)

     During the six months ended September 30, 1998, the Company acquired various other businesses in the scrap metals industry. The total purchase consideration for these acquisitions consisted of approximately $99.7 million of cash (including transaction costs), 2.6 million shares of Common Stock, warrants to purchase 150,000 shares of Common Stock and promissory notes aggregating $750,000. The Common Stock and

                             METAL MANAGEMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

warrants to purchase Common Stock were valued at $23.3 million and $0.7 million, respectively, for financial reporting purposes.

     The allocation of the purchase consideration for all these acquisitions at September 30, 1998 was as follows (in thousands):

Fair value of tangible assets acquired                      $120,287
Goodwill                                                     126,668
Liabilities assumed                                          (17,916)
Common Stock and warrants issued                             (42,462)
Promissory notes issued                                         (750)
                                                            --------
Cash paid                                                    185,827
  Less: cash acquired                                         (3,200)
                                                            --------
Net cash paid for acquisitions                              $182,627
                                                            ========

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

NOTE 3 -- NON-CASH AND NON-RECURRING EXPENSES (INCOME)

     During the three and six months ended September 30, 1999, the Company recorded non-cash and non-recurring expenses of $5.0 million consisting of the following (in thousands):

                                                          THREE AND SIX
                                                          MONTHS ENDED
                                                          SEPTEMBER 30,
                                                              1999
                                                          -------------
Severance and other benefits                                 $4,701
Other                                                           313
                                                             ------
                                                             $5,014
                                                             ======

Severance and other benefits

     Effective July 15, 1999, T. Benjamin Jennings resigned as the Company's Chairman of the Board, Chief Executive Officer and Chief Development Officer, as a director of the Company and as an officer and director of all of the Company's subsidiaries for which he served in such capacities. In connection with his resignation, the Company entered into a settlement agreement and general release with Mr. Jennings (the "Jennings Settlement Agreement"). Mr. Jennings' employment agreement was terminated and superseded by the terms of the Jennings Settlement Agreement. Pursuant to the terms of the Jennings Settlement Agreement, Mr. Jennings received approximately $2.1 million in a lump-sum cash payment from the Company, and continues to receive health, dental and life insurance and certain other benefits as set forth in the Jennings Settlement Agreement. The Company also agreed to forgive an outstanding $500,000 loan to Mr. Jennings, plus accrued interest thereon, effective as of January 2, 2000, provided Mr. Jennings substantially complies with the terms of the Jennings Settlement Agreement. In addition, Mr. Jennings agreed to release, waive and renounce his interest under and pursuant to the amended and restated stockholders' agreement, dated February 12, 1999. The Company and Mr. Jennings agreed to mutual general releases from any and all liabilities arising out of any matter or event occurring on or prior to the date of the Jennings Settlement Agreement. The Company recorded a $2.8 million non-recurring expense related to the Jennings Settlement Agreement.

                             METAL MANAGEMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     Effective August 1, 1999, George A. Isaac, III resigned as the Company's Executive Vice President and as an officer and director of all of the Company's subsidiaries for which he served in such capacities. Mr. Isaac continues to serve as a member of the Company's Board of Directors. In connection with his resignation, Mr. Isaac invoked what he believed to be a contractual entitlement to certain "change of control" payments and other benefits included in his employment agreement with the Company which were triggered by the resignation of Gerard M. Jacobs as the Company's Chief Executive Officer. In connection with his resignation and the invocation of the "change of control" provisions of his employment agreement, the Company entered into a settlement agreement and general release with Mr. Isaac (the "Isaac Settlement Agreement"). Mr. Isaac's employment agreement was terminated and superseded by the terms of the Isaac Settlement Agreement. Pursuant to the terms of the Isaac Settlement Agreement, Mr. Isaac received a lump-sum cash payment of approximately $768,000 from the Company. In addition, Mr. Isaac received $415,000 to be paid in six equal monthly payments beginning on September 1, 1999. The Company also agreed to continue to employ Mr. Isaac as a non-officer, part-time employee without an employment agreement through January 31, 2000 at a salary of $120,000 per year ($60,000 aggregate compensation for the six-month employment period). Mr. Isaac will continue to be covered by the Company's medical, dental and life insurance plans through June 23, 2002. The Company agreed to provide Mr. Isaac, at the Company's expense, use of his current office space and the services of an administrative assistant through June 23, 2002. The Company and Mr. Isaac agreed to mutual general releases from any and all liabilities arising out of any matter or event occurring on or prior to the date of the Isaac Settlement Agreement. The Company recorded a $1.4 million non-recurring expense related to the Isaac Settlement Agreement.

     During the three and six months ended September 30, 1999, the Company also incurred severance and other termination benefits relating to twelve employees totaling $0.5 million as a result of consolidation and integration of its various businesses.

Facility abandonment, shutdown and integration

     In connection with facility abandonments and other termination arrangements, during the year ended March 31, 1999, the Company recorded severance, facility closure and other charges totaling approximately $1.8 million, of which $1.5 million remained unpaid at March 31, 1999. The primary components of this charge were $0.6 million of severance and $1.2 million for lease cancellation, facility clean-up and other exit costs. Through September 30, 1999, the Company paid approximately $0.7 million related to severance, facility closure and other charges. At September 30, 1999, approximately $0.3 million of unpaid severance and $0.5 million of unpaid lease cancellation, facility clean-up and other exit costs remain in accrued liabilities. Certain terminated employees are being paid in installments and these payments will be made by the end of the fiscal year. The final clean-up and shutdown of all abandoned facilities is expected to be completed by December 31, 1999.

     During the three and six months ended September 30, 1998, the Company recorded non-cash and non-recurring income of $2.6 million and $3.4 million, respectively, consisting of the following (in thousands):

                                                        THREE MONTHS      SIX MONTHS
                                                            ENDED            ENDED
                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                            1998             1998
                                                        -------------    -------------
Pooling related merger expenses                            $   753          $ 1,685
Non-cash warrant compensation expense (income)              (5,057)          (6,775)
Terminated merger expenses                                   1,082            1,082
Other                                                          647              647
                                                           -------          -------
                                                           $(2,575)         $(3,361)
                                                           =======          =======

                             METAL MANAGEMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Pooling merger expenses

     In connection with a merger which was a pooling of interests, the Company recognized merger expenses consisting primarily of fees and expenses for accountants, attorneys, and investment bankers. The merger expenses also included a charge of $750,000 related to the buy-out of existing contracts which was recorded in the three months ended September 30, 1998.

Non-cash warrant compensation income

     On May 1, 1997, the Company issued warrants to purchase 1,400,000 shares of Common Stock to the former general partners of Reserve Iron & Metal Limited Partnership (the "Reserve Warrants"). The Reserve Warrants have initial exercise prices of $3.50 or $4.00 per share, subject to a $0.50 per share increase in the event that the Company's stock price exceeds $10.00 per share on the date of exercise. The Reserve Warrants have terms that range from 30 to 60 months and vest over 6 month, 12 month, 18 month and 24 month intervals for each group of 350,000 warrants, respectively, beginning on May 1, 1997. The decrease in the Company's stock price during the three and six months ended September 30, 1998 resulted in the reversal of $5.1 million and $6.7 million of previously recognized non-cash warrant compensation expense, respectively. Since the Reserve Warrants are considered variable instruments under APB No. 25, the Company will record non-cash warrant compensation expense or income throughout the term of the warrants depending on the fair market value of its Common Stock. At September 30, 1999, warrants to purchase 910,000 shares of Common Stock remained outstanding under the Reserve Warrants.

Terminated merger expenses

     During the three months ended September 30, 1998, the Company elected, due to adverse scrap metals market conditions, to terminate all negotiations and related due diligence processes with potential acquisition candidates. The terminated merger expenses recognized represented all incurred transaction costs associated with acquisitions that the Company was pursuing.

NOTE 4 -- INVENTORIES

     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally utilizing the average cost method. Inventories consisted of the following categories at (in thousands):

                                                   SEPTEMBER 30, 1999    MARCH 31, 1999
                                                   ------------------    --------------
Ferrous metals                                          $32,631             $37,679
Non-ferrous metals                                       24,807              19,791
Other                                                     2,947               2,973
                                                        -------             -------
                                                        $60,385             $60,443
                                                        =======             =======

                             METAL MANAGEMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 5 -- DEBT

     Long-term debt consisted of the following at (in thousands):

                                               SEPTEMBER 30, 1999    MARCH 31, 1999
                                               ------------------    --------------
Senior Credit Facility                              $143,583            $144,410
Notes payable to related parties                       2,228               3,688
12 3/4% Senior Secured Notes                          27,159                   0
10% Senior Subordinated Notes                        180,000             180,000
Other debt                                             6,515               7,364
                                                    --------            --------
                                                     359,485             335,462
Less: current portion                                 (4,310)             (5,308)
                                                    --------            --------
                                                    $355,175            $330,154
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

     Pursuant to the Senior Credit Facility, the Company is required to satisfy a minimum EBITDA (as defined in the Senior Credit Facility) to interest coverage ratio test. The minimum interest coverage tests (i) for the nine month period ending December 31, 1999, (ii) for the twelve month period ending March 31, 2000 and (iii) for the end of each subsequent fiscal quarter thereafter for the twelve month period then ending require that the Company satisfy an interest coverage ratio of not less than 1.0 to 1.0. In addition, the Senior Credit Facility places contractual restrictions on the Company's ability to make interest payments on its Senior Subordinated Notes (defined below) unless during the thirty day period ending on the date on which the interest payment is to be made, there exists average undrawn availability under the Senior Credit Facility of not less than $12.0 million plus the amount of interest ($9.0 million) which is then due and payable on the Senior Subordinated Notes.

Senior Secured Notes

     On May 7, 1999, the Company issued $30.0 million principal amount of 12 3/4% Senior Secured Notes due on June 15, 2004 (the "Senior Secured Notes"). Interest on the Senior Secured Notes is payable semi-annually. The Senior Secured Notes were issued at 90% of their principal amount and are redeemable by the Company, in whole or in part, at 100% of their principal amount at any time after June 15, 2000. The Senior Secured Notes are secured by a second priority lien on substantially all of the Company's personal property, plant (to the extent it constitutes fixtures) and equipment that secures the Senior Credit Facility. The Senior Secured Notes are senior obligations of the Company, ranking equally with all of its existing and future unsubordinated debt, including indebtedness under the Senior Credit Facility, and senior to all of its existing and future subordinated debt, including the Senior Subordinated Notes. The Company's payment obligation is jointly and severally guaranteed by the Company's current and future subsidiaries. The Company received net proceeds of approximately $25.5 million, after the 10% original issue discount and transaction fees and expenses. Net proceeds were used to reduce amounts outstanding under the Senior Credit Facility. The Senior Secured Notes are traded on the PORTAL system.

                             METAL MANAGEMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Senior Subordinated Notes

     On May 13, 1998, the Company issued $180.0 million principal amount of 10% Senior Subordinated Notes due on May 15, 2008 (the "Senior Subordinated Notes") and received net proceeds of $174.6 million. Interest on the Senior Subordinated Notes is payable semi-annually. The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all senior debt of the Company, including the indebtedness of the Company under the Senior Credit Facility and the Senior Secured Notes. The Company's payment obligation is jointly and severally guaranteed by the Company's current and certain future subsidiaries. The Senior Subordinated Notes are redeemable at the Company's option at specified redemption prices and redemption events. The Senior Subordinated Notes are traded on the PORTAL system.

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

     Both the Indenture governing the Senior Secured Notes and the Indenture governing the Senior Subordinated Notes contain restrictions on the Company's ability to incur, subject to certain exceptions, additional indebtedness, unless the Company meets an EBITDA (as defined in the Indenture) to fixed charge coverage ratio of 2.0 to 1.0 for the immediately preceding four calendar quarters. Because of recent financial performance, the Company currently would not satisfy the fixed charge coverage ratio test, and, accordingly, is unable and will remain unable in the foreseeable future to incur significant amounts of additional indebtedness. As a result, if the Company experiences a liquidity shortfall, the ability to incur additional indebtedness to cover the shortfall will be severely limited.

Extraordinary charge on early retirement of debt

     During the six months ended September 30, 1998, the Company borrowed under the Senior Credit Facility to (i) refinance existing secured debt, (ii) buyout certain operating leases and (iii) pay prepayment

                             METAL MANAGEMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

penalties associated with the early retirement of debt. In connection with the refinancing of debt, the Company recognized extraordinary charges consisting of the following (in thousands):

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

NOTE 6 -- STOCKHOLDERS' EQUITY

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

     Dividends on the Series A, Series B and Series C convertible preferred stock accrue, whether or not declared by the Board of Directors, at an annual rate of 6.0%, 4.5% and 6.9%, respectively, of the stated value of each outstanding share of Series A, Series B and Series C convertible preferred stock. Dividends are payable in cash, or at the Company's option, in additional shares of preferred stock, or Common Stock in the case of the Series C convertible preferred stock.

     On September 29, 1999, the Company redeemed all of the outstanding shares of its Series A convertible preferred stock at a price equal to 125% of the aggregate stated value plus all accrued and unpaid dividends thereon. As a result, the Company recognized a special dividend of $0.6 million representing the premium paid on the redemption. The aggregate price paid by the Company for the redemption of all remaining shares of Series A convertible preferred stock was approximately $3.1 million. Upon redemption, the shares of Series A convertible preferred stock were cancelled by the Company. These shares are not subject to reissuance by the Company.

     The holders of Series B convertible preferred stock are able to convert their shares into Common Stock at a price equal to the lower of: (i) $24.60;
(ii) 92.5% of the average closing bid price for the Common Stock for the five trading days prior to the conversion date; or (iii) the lowest traded price of the Common Stock during the time when the Common Stock is not listed on a national securities exchange. The holders of the Series C convertible preferred stock are able to convert their shares into Common Stock at a price equal to $9.00 per share of Common Stock until November 2003, and thereafter, at a price equal to the average closing bid price for the Common Stock for the five trading days prior to the conversion date.

                             METAL MANAGEMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     The following presents a summary of the Series A, Series B and Series C convertible preferred stock activity during the six months ended September 30, 1999:

                                                         SERIES A    SERIES B    SERIES C
                                                         --------    --------    --------
Shares outstanding at March 31, 1999                       4,020      10,877      6,000
Shares converted into Common Stock                        (1,560)     (3,347)         0
Shares redeemed for Cash                                  (2,462)          0          0
Shares issued for dividends                                    2          96          0
                                                          ------      ------      -----
Shares outstanding at September 30, 1999                       0       7,626      6,000
                                                          ======      ======      =====

NOTE 7 -- RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the FASB in June 1998 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is evaluating SFAS No. 133 to determine its impact on the consolidated financial statements.

NOTE 8 -- LOSS PER COMMON SHARE

     Basic and diluted earnings per share (EPS) are calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing reported net income (loss) applicable to Common Stock by the weighted average shares outstanding. Diluted EPS includes the incremental shares issuable upon the assumed exercise of stock options and warrants, using the treasury stock method and the assumed conversion of preferred stock. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS from continuing operations per share computations (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                         -------------------    --------------------
                                                          1999        1998        1999        1998
                                                          ----        ----        ----        ----
LOSS (NUMERATOR):
Loss from continuing operations                          $(5,900)   $(14,241)   $ (9,004)   $(14,713)
Premium paid on redemption of preferred stock               (616)          0        (616)          0
Dividends on convertible preferred stock                    (225)       (415)       (459)       (856)
                                                         -------    --------    --------    --------
Net loss applicable to Common Stock                      $(6,741)   $(14,656)   $(10,079)   $(15,569)
                                                         =======    ========    ========    ========
SHARES (DENOMINATOR):
Weighted average number of shares outstanding during
  the period                                              53,210      38,991      52,915      36,647
Incremental common shares attributable to dilutive
  stock options and warrants                                   0           0           0           0
                                                         -------    --------    --------    --------
Diluted number of shares outstanding during the
  period                                                  53,210      38,991      52,915      36,647
                                                         =======    ========    ========    ========
Basic loss per common share                              $ (0.13)   $  (0.38)   $  (0.19)   $  (0.43)
                                                         =======    ========    ========    ========
Diluted loss per common share                            $ (0.13)   $  (0.38)   $  (0.19)   $  (0.43)
                                                         =======    ========    ========    ========

     The effect of dilutive stock options and warrants were not included as their effect would have been anti-dilutive for all periods presented. Also, the potentially dilutive effect of the Company's convertible preferred stock was not used in the diluted earnings per share calculation as its effect was also anti-dilutive.

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

     The Company's predecessor was incorporated on September 24, 1981 as a California corporation under the name General Parametrics Corporation, and was reincorporated as a Delaware corporation in September 1986 under the same name. Prior to April 1996, the Company manufactured and marketed color thermal and dye sublimation printers and related consumables, including ribbons, transparencies and paper. On April 12, 1996, the Company changed its name to "Metal Management, Inc."

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

     Cost of sales consists primarily of the cost of metals sold, direct and indirect labor and related taxes and benefits, repairs and maintenance, utilities and freight.

     General and administrative expenses include management salaries, clerical and administrative costs, professional services, facility rentals and related insurance and utility costs, as well as costs related to the Company's marketing and business development activities.

     Non-cash and non-recurring expenses include costs recognized relating to severance, stock based compensation, facility abandonment and merger related expenses.

     The Company's results of operations for the three and six months ended September 30, 1998 include the operations of Superior Forge, Inc. ("Superior Forge"), which was sold in March 1999. Superior Forge derived substantially all of its revenues from non-ferrous metals. The Company's results of operations for the six months ended September 30, 1999 include the results of operations of businesses acquired by the Company subsequent to June 30, 1998. These acquisitions include Naporano Iron & Metal Co. and Nimco Shredding Co. (collectively, "Naporano") and Michael Schiavone & Sons, Inc. ("Schiavone") which are primarily ferrous processors, and M. Kimerling & Sons, Inc. ("Kimerling") which is primarily a non-ferrous processor (collectively, the "July 1998 Acquisitions"). The six month period ended September 30, 1998 reflects only a portion of activity relating to the July 1998 Acquisitions.

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

     In the six months ended September 30, 1999, the Company experienced improvements in its results of operations compared to the prior year as a result of more stable conditions in the scrap metals industry. The Company's management believes that improved pricing and demand demonstrated during the current fiscal year represent the beginning of a return to more normalized market conditions in the scrap metals industry. The Company believes that as a result of the consolidation initiatives that it has undertaken during the adverse market conditions prevalent in Fiscal 1999, and the integration initiatives that the Company continues to develop and implement, it is well positioned to benefit from improving market conditions.

     Consolidated net sales for the three months ended September 30, 1999 and 1998 in broad product categories were as follows (in thousands):

                                               SEPTEMBER 30, 1999                 SEPTEMBER 30, 1998
                                          ----------------------------       ----------------------------
               COMMODITY                  WEIGHT     NET SALES     %         WEIGHT     NET SALES     %
               ---------                  ------     ---------     -         ------     ---------     -
Ferrous metals (tons)                       1,013    $109,954     52.0         1,023    $114,300     52.6
Non-ferrous metals (lbs)                  126,159      62,564     29.6       128,523      64,036     29.5
Brokerage -- ferrous (tons)                   295      29,347     13.9           293      29,123     13.4
Brokerage -- non ferrous (lbs)             16,699       4,257      2.0        28,107       7,452      3.4
Other                                                   5,344      2.5                     2,345      1.1
                                                     --------     ----                  --------     ----
                                                     $211,466      100%                 $217,256      100%
                                                     ========     ====                  ========     ====

     Consolidated net sales for the six months ended September 30, 1999 and 1998 in broad product categories were as follows (in thousands):

                                               SEPTEMBER 30, 1999                 SEPTEMBER 30, 1998
                                          ----------------------------       ----------------------------
               COMMODITY                  WEIGHT     NET SALES     %         WEIGHT     NET SALES     %
               ---------                  ------     ---------     -         ------     ---------     -
Ferrous metals (tons)                       2,051    $213,085     52.0         1,916    $224,472     52.0
Non-ferrous metals (lbs)                  272,360     125,568     30.6       255,577     130,182     30.1
Brokerage -- ferrous (tons)                   568      53,314     13.0           544      61,447     14.2
Brokerage -- non ferrous (lbs)             33,077       8,345      2.0        39,353      13,051      3.0
Other                                                   9,836      2.4                     3,055      0.7
                                                     --------     ----                  --------     ----
                                                     $410,148      100%                 $432,207      100%
                                                     ========     ====                  ========     ====

     Consolidated net sales for the three and six months ended September 30, 1999 decreased by $5.8 million (2.7%) and $22.1 million (5.1%), respectively, compared with consolidated net sales for the three and six months ended September 30, 1998. The decrease in consolidated net sales from the prior periods is principally due to lower realized scrap metal prices in the current fiscal year on relatively similar volumes.

     Ferrous sales for the three and six months ended September 30, 1999 decreased by $4.3 million and $11.4 million, respectively, compared with ferrous sales for the three and six months ended September 30, 1998, principally due to lower realized sales prices. Ferrous sales during the six months ended September 30, 1999 decreased, notwithstanding an increase of 135,000 tons of ferrous metals sold by the Company over the prior six month period. The increase in ferrous volumes in the six months ended September 30, 1999 was primarily attributable to the inclusion of the sales of Naporano and Schiavone, each of which was acquired subsequent to June 30, 1998 and are primarily engaged in the ferrous business. The Company's average sales price for ferrous metals sold decreased by 2.9% to $108.54 per ton and by 11.3% to $103.89 per ton in the three and six months ended September 30, 1999, respectively, compared to the three and six months ended September 30, 1998.

     Non-ferrous sales for the three and six months ended September 30, 1999 decreased by $1.5 million and $4.6 million, respectively, compared with non-ferrous sales for the three and six months ended September 30, 1998. The decrease was due to slightly lower volumes during the three months ended September 30, 1999 and lower scrap metals prices during the six months ended September 30, 1999. Non-ferrous volumes for the six months ended September 30, 1999 increased by 16.8 million pounds compared with the six months ended September 30, 1998, primarily due to the inclusion of the sales of Kimerling, which is primarily a processor of non-ferrous metals and which was acquired in July 1998. The Company's average selling price for non-ferrous metals decreased by 9.5% to $0.46 per pound during the six months ended September 30, 1999 compared to the six months ended September 30, 1998. The Company's average selling price for non-ferrous sales are impacted by market conditions and the product mix of non-ferrous metals sold. The majority of the Company's non-ferrous sales are derived from copper, aluminum and stainless steel.

     Brokerage ferrous sales and volumes remained relatively constant during the three months ended September 30, 1999 compared with brokerage ferrous sales and volumes during the three months ended September 30, 1998. However, brokerage ferrous sales decreased by $8.1 million during the six months ended September 30, 1999 compared with brokerage ferrous sales for the six months ended September 30, 1998. The decrease was principally due to lower average sales prices realized for brokered ferrous metals during the three months ended June 30, 1999. The average sales price for brokered ferrous metals decreased by 16.9% to $93.86 per ton during the six months ended September 30, 1999 compared with the six months ended September 30, 1998. Variations in the average selling price of brokered materials are caused by both changes in market conditions and from product mix variations.

     Brokerage non-ferrous sales represented 2.0% of consolidated net sales for the three and six months ended September 30, 1999 compared with 3.4% and 3.0% of consolidated net sales for the three and six months ended September 30, 1998, respectively. The decrease is due to lower volumes and lower realized sales prices compared with the prior year periods. The Company's average sales price for brokered non-ferrous metals decreased to $0.25 per pound during the three and six months ended September 30, 1999 compared with $0.27 per pound and $0.33 per pound during the three and six months ended September 30, 1998, respectively due to changes in market conditions and product mix variations.

     Gross profit was $24.6 million (11.6% of consolidated net sales) and $50.4 million (12.3% of consolidated net sales) for the three and six months ended September 30, 1999, respectively, compared with gross profit of $9.9 million (4.6% of consolidated net sales) and $29.6 million (6.9% of consolidated net sales) for the three and six months ended September 30, 1998, respectively. The improvement in the gross profit margin reflects improved material margins realized by the Company from more stable market conditions, better purchasing practices and the benefits from consolidation and integration initiatives undertaken during Fiscal 1999. Gross profit for the three and six months ended September 30, 1998 was adversely impacted by inventory write-downs recorded principally to reflect lower of cost or market adjustments.

     General and administrative expenses were $12.8 million (6.0% of consolidated net sales) and $27.6 million (6.7% of consolidated net sales) for the three and six months ended September 30, 1999, respectively, compared with $16.1 million (7.4% of consolidated net sales) and $27.6 million (6.4% of consolidated net sales) for the three and six months ended September 30, 1998, respectively. The decrease in general and administrative expenses during the three months ended September 30, 1999 reflect reductions in executive and administrative personnel and other cost containment initiatives undertaken by the Company. General and administrative expenses for the six months ended September 30, 1999 remained unchanged at $27.6 million compared with the six months ended September 30, 1998, reflecting the impact of cost containment initiatives, offset in part by the exclusion of general and administrative expenses of the July 1998 Acquisitions for the three months ended June 30, 1998.

     Depreciation and amortization expense was $6.7 million (3.2% of consolidated net sales) and $13.3 million (3.2% of consolidated net sales) for the three and six months ended September 30, 1999, respectively, compared with $6.3 million (2.9% of consolidated net sales) and $10.7 million (2.5% consolidated net sales) for the three and six months ended September 30, 1998, respectively. The increase for the six months ended September 30, 1999, both in dollars and as a percentage of consolidated net sales, is attributed to the inclusion of goodwill amortization and depreciation of fixed assets of the businesses comprising the July 1998 Acquisitions.

     During the three and six months ended September 30, 1999, the Company recorded non-cash and non-recurring expenses of $5.0 million. During the three and six months ended September 30, 1998, the Company recorded non-cash and non-recurring income of $2.6 million and $3.4 million, respectively. See Note 3 to the condensed consolidated financial statements included in Item 1 of this Report.

     Interest expense was $9.3 million (4.4% of consolidated net sales) and $18.0 million (4.4% of consolidated net sales) for the three and six months ended September 30, 1999, respectively, compared with $8.7 million (4.0% of consolidated net sales) and $13.6 million (3.1% of consolidated net sales) for the three and six months ended September 30, 1998, respectively. The increase is primarily attributable to an increase in the Company's overall borrowings to fund the Company's operations and an increase in the applicable base interest rates payable by the Company under the Senior Credit Facility.

     Net loss from continuing operations, after preferred stock dividends, was $6.7 million ($0.13 per share) and $10.1 million ($0.19 per share) for the three and six months ended September 30, 1999, respectively, compared with a net loss from continuing operations, after preferred stock dividends, of $14.6 million ($0.38 per share) and $15.6 million ($0.43 per share) for the three and six months ended September 30, 1998, respectively. The decrease in the net loss is due to more stable scrap metals market conditions prevalent in the current period compared with the prior year and also due to realization of facility consolidation benefits. These benefits are evident by the improvement in the Company's gross profit margins and reduced general and administrative expenses compared with the prior year periods.

     The Company's effective tax rate differs from the statutory rate primarily due to permanent differences represented by non-deductible goodwill amortization and certain non-deductible, non-cash and non-recurring expenses.

     During the six months ended September 30, 1998, the Company recognized an extraordinary charge of $0.9 million, net of taxes, related to the early retirement of debt and other costs principally incurred in connection with the closing of the Senior Credit Facility (see Note 5 to the condensed consolidated financial statements included in Item 1 of this Report).

LIQUIDITY AND CAPITAL RESOURCES

     The Company has required significant amounts of capital to fund its operations, capital expenditures and acquisition program. The Company has funded these cash needs principally through cash generated from operating activities, borrowings under the Senior Credit Facility, and the issuance of equity securities, the Senior Subordinated Notes and the Senior Secured Notes. During Fiscal 1999, as a result of adverse market conditions and the impact of such adverse conditions on the Company's liquidity, the Company also sold its Superior Forge aluminum forging operation.

     The Company anticipates that it will continue to have significant capital requirements to fund its operations, capital expenditures and consolidation strategy. The Company believes that cash generated from operations and undrawn borrowing availability under the Senior Credit Facility provide it with sufficient liquidity to fund its operations, capital expenditure and debt service requirements. However, limiting conditions provided for in the documentation governing the Senior Credit Facility, the Senior Subordinated Notes and the Senior Secured Notes will limit the Company's ability to incur significant additional debt to fund significant acquisition or expansion opportunities unless and until the Company's results of operations show significant improvement for four consecutive quarters.

Cash Flows from Operating Activities

     During the six months ended September 30, 1999, the Company used $18.3 million of cash for operating activities. During this period, working capital increased by $20.7 million principally due to higher accounts receivable balances. Pursuant to separation agreements with two former officers, the Company made cash payments totaling $4.0 million (see Note 3 to the condensed consolidated financial statements included in Item 1 of this Report). During the six months ended September 30, 1999, the Company also made a $9.0 million interest payment on the Senior Subordinated Notes.

Cash Flows from Investing Activities

     During the six months ended September 30, 1999, the Company used $2.2 million of cash for investing activities. Purchases of property and equipment were $4.7 million, while the Company generated $1.9 million of cash from the sale of redundant fixed assets. Proceeds from the sale of property and equipment include assets sold as part of the Company's plan to abandon and consolidate certain facilities.

Cash Flows from Financing Activities

     During the six months ended September 30, 1999, the Company's financing activities provided $20.4 million of cash, principally from increased borrowings under the Senior Credit Facility. On May 7, 1999, the Company issued $30.0 million aggregate principal amount of Senior Secured Notes, and received net proceeds of $25.5 million after the 10% discount, transaction fees and expenses. Proceeds from the Senior Secured Notes were used to repay amounts outstanding under the Senior Credit Facility. The Company also used $3.1 million of cash to redeem 2,462 shares of Series A convertible preferred stock at 125% of par value.

FINANCIAL CONDITION

Cash Requirements for Maturing Debt Obligations and Interest Payments

     On November 15, 1999, the Company is required to make a semi-annual interest payment of $9.0 million on the Senior Subordinated Notes. The Company's amended Senior Credit Facility allows the Company to make interest payments on the Senior Subordinated Notes, but requires the Company to maintain average unused availability equal to the sum of (x) the interest payment and (y) $12.0 million for a period of thirty days prior to the payment date. On December 15, 1999, the Company is required to make a semi-annual interest payment of approximately $2.5 million on the Senior Secured Notes. The Company is also required to pay current obligations under other long-term borrowings totaling $4.3 million.

     The Company believes, based on its current financial condition and liquidity and its current projections of cash flows, that it will be able to meet all interest payment and maturing debt obligations coming due in the current fiscal year.

Working Capital Availability and Requirements

     Accounts receivable balances of the Company increased from $103.8 million at March 31, 1999 to $126.6 million at September 30, 1999. The increase is primarily due to increases in sales realized by the Company during the three months ended September 30, 1999 compared with the three months ended March 31, 1999, and in particular, increases in sales of stainless steel metals to customers with longer payment terms.

     Accounts payable balances of the Company increased from $62.2 million at March 31, 1999 to $67.7 million at September 30, 1999 due to improved support from and relations with suppliers engaged in trade markets which provide materials to the Company.

     Inventory levels can vary significantly among the Company's operations and with changes in market conditions. Inventories consisted of the following categories at (in thousands):

                                                    SEPTEMBER 30, 1999    MARCH 31, 1999
                                                    ------------------    --------------
Ferrous metals                                           $32,631             $37,679
Non-ferrous metals                                        24,807              19,791
Other                                                      2,947               2,973
                                                         -------             -------
                                                         $60,385             $60,443
                                                         =======             =======

     The Company's ferrous inventory levels have decreased as the Company continues to implement its goal of reducing inventory levels to reduce interest costs and to reduce the Company's exposure to changing market prices for scrap metals. Non-ferrous inventories increased due to an increase of inventory units and an increase in purchase prices for non-ferrous scrap metals due to changes in non-ferrous metals markets during the current fiscal year.

COMPANY INDEBTEDNESS

     The Company's principal indebtedness is represented by borrowings under the Senior Credit Facility, the Senior Subordinated Notes and the Senior Secured Notes.

Senior Credit Facility

     The Credit Agreement, dated March 31, 1998, among the Company, BT Commercial Corporation, as agent and the lenders thereunder (as amended, the "Senior Credit Facility") provides for a revolving credit and letter of credit facility of $250.0 million, subject to borrowing base limitations. The Company's obligations under the Senior Credit Facility are secured by substantially all of the Company's assets and properties, including pledges of the capital stock of the Company's subsidiaries. Availability of loans and letters of credit under the Senior Credit Facility is generally limited to a borrowing base of 85% of eligible accounts receivable, 70% of eligible inventory (subject to a cap of $100.0 million) and a fixed asset sublimit ($51.6 million as of September 30,
1999) that amortizes on a quarterly basis.

     The Senior Credit Facility provides the Company with the option of borrowing at an interest rate equal to either the Bankers Trust Company's prime rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. As of November 1, 1999, the interest rate margins are 1.25% for prime rate borrowings and 2.25% for LIBOR borrowings. The margins applicable to both prime and LIBOR rate loans, however, decrease to the extent that the Company is able to satisfy interest coverage tests in subsequent fiscal periods or has excess availability of at least $40.0 million for a period of 30 consecutive days.

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

     The interest coverage test of the Senior Credit Facility requires the Company to maintain an interest coverage ratio of not less than 1.0 to 1.0 (EBITDA (as defined in the Senior Credit Facility) to interest expense) (i) for the nine months ending December 31, 1999, (ii) for the twelve months ending March 31, 2000 and (iii) for the end of each fiscal quarter thereafter, for the twelve-month period then ending. The Company is in compliance as of September 30, 1999 with the covenants established in the Credit Agreement underlying the Senior Credit Facility. Based on its current projections, the Company expects to be in compliance with all covenants under the Senior Credit Facility during the fiscal year ending March 31, 2000.

     At September 30, 1999, the Company had outstanding borrowings under its Senior Credit Facility of approximately $143.6 million. As of November 4, 1999, the Company had undrawn availability of approximately $30.0 million under the Senior Credit Facility.

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

12 3/4% Senior Secured Notes due 2004

     On May 7, 1999, the Company issued $30.0 million aggregate principal amount of its Senior Secured Notes (the "Senior Secured Notes") in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Senior Secured Notes were issued at 90% of their stated principal amount at maturity. The Senior Secured Notes mature on September 15, 2004 and bear interest at the rate of 12 3/4% per annum. Interest on the Senior Secured Notes is payable semi-annually during September and December of each year. The Company received net proceeds of $25.5 million in the offering of the Senior Secured Notes. The Senior Secured Notes are senior obligations of the Company and will rank equally in right of payment with all of the Company's unsubordinated debt, including the Company's indebtedness under the Senior Credit Facility, and senior in right of payment to all of the Company's subordinated debt, including the Senior Subordinated Notes.

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

YEAR 2000

     Year 2000 issues arise because computer programs recognize only the last two digits rather than four digits to define the applicable year. Use of non-year 2000 compliant programs can result in system failures, miscalculations or errors causing disruptions of operations or other business failures, including, a potential inability to process invoices or transactions or engage in other normal business activities. As it relates to the Company's internal systems, the Company believes that, as a result of its efforts to resolve potential year 2000 issues, actual year 2000 issues affecting the Company should not be material. No assurance can be made, however, that this will be the case.

     The Company has experienced tremendous growth as a result of having completed 26 acquisitions since April 1996. Essentially all of the companies and businesses the Company has acquired operated on separate computer hardware, software, systems and processes ("Information Systems") before being acquired. In order to address potential year 2000 issues, among other computer-related challenges facing the Company, in Fiscal 1998, the Company created an MIS Steering Committee. The MIS Steering Committee developed a plan for year 2000 compliance which included four major phases -- assessment, remediation, testing and implementation.

     The Company completed its assessment of the impact of year 2000 issues on its Information Systems. The Company has also completed all of its remediation and testing phases and has implemented 92% of the required remediation for significant Information Systems. The Company will complete software upgrades and/or replacements during the third quarter of the current fiscal year. The cost of the assessment, remediation, and testing of the Company's Information Systems has not resulted in the incurrence of material expenditures by the Company.

     The Company has substantially completed its assessment phase of the impact of year 2000 issues on its non-information technology systems such as telephones, processing equipment and other equipment containing embedded technology such as microcontrollers ("Non-IT Systems"). As part of the assessment, the Company created an equipment inventory database of its Non-IT Systems to help with the assessment. The Company believes that it will substantially complete its remediation, testing and implementation phases for Non-IT Systems by the end of the third quarter of the current fiscal year. The Company does not expect the cost of making its Non-IT Systems year 2000 compliant to have a material adverse impact on its financial position or results of operations in future periods.

     The Company has identified third parties, such as suppliers, service providers and customers, with which it has a significant relationship that, in the event of a year 2000 failure, could have a material adverse impact on its financial position or results of operations. The Company has distributed a questionnaire to many of these third parties to determine their year 2000 readiness. Based on responses to surveys and other analyses performed to date, the Company is not aware of any significant disruptions to its business as a result of third party year 2000 readiness. The Company will continue to follow up with its service providers and suppliers during the third fiscal quarter to determine the potential year 2000 risks. However, while the Company believes that its actions should significantly lessen year 2000 risks, the Company is unable to eliminate these risks or to estimate their ultimate effect on its operating results.

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     See Exhibit Index

(B) REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the quarter ended September 30, 1999:

     (1) Form 8-K dated July 15, 1999, filed July 20, 1999, disclosing that T. Benjamin Jennings resigned as the Chairman of the Board, a director and Chief Executive Officer of the Company, in order to pursue other personal and business interests.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          METAL MANAGEMENT, INC.

                                          By: /s/ ALBERT A. COZZI
                                            ------------------------------------
                                            Albert A. Cozzi
                                            Director, Chairman of the Board,
                                            and Chief Executive Officer
                                            (Principal Executive Officer)

                                          By: /s/ ROBERT C. LARRY
                                            ------------------------------------
                                            Robert C. Larry
                                            Executive Vice President, Finance,
                                            Chief Financial Officer and
                                            Assistant Secretary
                                            (Principal Financial Officer)

                                          By: /s/ AMIT N. PATEL
                                            ------------------------------------
                                            Amit N. Patel
                                            Vice President, Finance and
                                              Controller
                                            (Principal Accounting Officer)

                                          Date: November 12, 1999

                             METAL MANAGEMENT, INC.
                                 EXHIBIT INDEX

NUMBER AND DESCRIPTION OF EXHIBIT

 3.1  Amended and Restated Certificate of Incorporation of the
      Company, as filed with the Secretary of State of the State of Delaware on November 2, 1998 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form
      10-Q for the quarter ended September 30, 1998).
 3.2  Certificate of Designations, Preferences and Rights of
      Series C Convertible Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on November 2, 1998 (incorporated by reference to Exhibit
      3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
 3.3  Restated By-Laws of the Company, as amended through March
      31, 1999 (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the year ended
      March 31, 1999).
10.1  Settlement Agreement and General Release, dated July 21,
      1999, between the Company and T. Benjamin Jennings
      (incorporated by reference to Exhibit 10.5 to the Company's
      Quarterly Report on Form 10-Q for the quarter ended June 30,
      1999).
10.2  Settlement Agreement and General Release, dated August 6,
      1999, between the Company and George A. Isaac, III
      (incorporated by reference to Exhibit 10.6 to the Company's
      Quarterly Report on Form 10-Q for the quarter ended June 30,
      1999).
10.3  Letter Agreement, dated September 24, 1999, between Marshall
      Capital Management, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 24, 1999).
10.4  Employment Agreement, dated September 7, 1999, between the
      Company and Michael W. Tryon.
27.1  Financial Data Schedule.