Form 10-Q
period 1999-12-31
METAL MANAGEMENT INC
filed 2000-02-14
CIK 795665

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 1, 2000, the Registrant had 57,204,142 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                         ----
                      PART I: FINANCIAL INFORMATION

  ITEM     Financial Statements
    1:
           Condensed Consolidated Balance Sheets -- December 31, 1999
           (unaudited) and March 31, 1999..............................    1
           Condensed Consolidated Statements of Operations -- three and
           nine months ended December 31, 1999 and 1998 (unaudited)....    2
           Condensed Consolidated Statements of Cash Flows -- nine
           months ended December 31, 1999 and 1998 (unaudited).........    3
           Condensed Consolidated Statements of Stockholders'
           Equity -- nine months ended December 31, 1999 (unaudited)...    4
           Notes to Condensed Consolidated Financial Statements
           (unaudited).................................................    5
  ITEM     Management's Discussion and Analysis of Financial Condition
    2:     and Results of Operations...................................   14
  ITEM     Quantitative and Qualitative Disclosures about Market
    3:     Risk........................................................   21

                       PART II: OTHER INFORMATION

  ITEM     Legal Proceedings...........................................   22
    1:
  ITEM     Changes in Securities.......................................   22
    2:
  ITEM     Submission of Matters to a Vote of Security Holders.........   22
    4:
  ITEM     Other Information...........................................   23
    5:
  ITEM     Exhibits and Reports on Form 8-K............................   23
    6:
           Signatures..................................................   24
           Exhibit Index...............................................   25

PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               (UNAUDITED)
                                                            DECEMBER 31, 1999    MARCH 31, 1999
                                                            -----------------    --------------
                      ASSETS
Current assets:
  Cash and cash equivalents                                   $        840        $      2,482
  Accounts receivable, net                                         142,035             103,760
  Inventories                                                       65,056              60,443
  Prepaid expenses and other assets                                  7,760              11,405
  Deferred taxes                                                     3,235               3,303
                                                              ------------        ------------
       Total current assets                                        218,926             181,393

Property and equipment, net                                        168,091             171,240
Goodwill, net                                                      284,233             290,362
Deferred financing costs and other intangibles, net                 13,035              13,228
Deferred taxes                                                       5,982               3,261
Investments in joint ventures                                        3,279               4,525
Other assets                                                         3,048               3,727
                                                              ------------        ------------
                              TOTAL ASSETS                    $    696,594        $    667,736
                                                              ============        ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                           $      4,065        $      5,308
  Accounts payable                                                  69,576              62,230
  Accrued interest                                                   3,223               8,638
  Other accrued liabilities                                         15,474              19,323
                                                              ------------        ------------
       Total current liabilities                                    92,338              95,499

Long-term debt, less current portion                               373,528             330,154
Other liabilities                                                    4,115               2,879
                                                              ------------        ------------
                              TOTAL LIABILITIES                    469,981             428,532

Stockholders' equity:
  Convertible preferred stock:
          Series A                                                       0               4,020
          Series B                                                   4,893              10,877
          Series C                                                   5,100               5,100
  Common Stock                                                         565                 489
  Warrants                                                          40,745              40,745
  Additional paid-in-capital                                       269,024             259,878
  Accumulated deficit                                              (93,714)            (81,905)
                                                              ------------        ------------
                      TOTAL STOCKHOLDERS' EQUITY                   226,613             239,204
                                                              ------------        ------------
               TOTAL LIABILITIES AND STOCKHOLDERS'
                 EQUITY                                       $    696,594        $    667,736
                                                              ============        ============

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          ----------------------------       ----------------------------
                                                          DECEMBER 31,    DECEMBER 31,       DECEMBER 31,    DECEMBER 31,
                                                              1999            1998               1999            1998
                                                              ----            ----               ----            ----
NET SALES                                                 $    233,734    $    178,752       $    643,882    $    610,959
Cost of sales                                                  205,245         167,607            565,004         570,178
                                                          ------------    ------------       ------------    ------------
Gross profit                                                    28,489          11,145             78,878          40,781

OPERATING EXPENSES:
  General and administrative                                    13,535          14,670             41,144          42,307
  Depreciation and amortization                                  6,896           7,512             20,197          18,162
  Non-cash and non-recurring (Note 3)                                0           6,452              5,014           3,091
                                                          ------------    ------------       ------------    ------------
Total operating expenses                                        20,431          28,634             66,355          63,560
                                                          ------------    ------------       ------------    ------------

Operating income (loss) from continuing operations               8,058         (17,489)            12,523         (22,779)

Income (loss) from joint ventures                                  100            (695)                69          (1,626)
Interest expense                                                 9,834           9,043             27,828          22,634
Interest and other income (expense), net                            (3)            568                359           1,884
                                                          ------------    ------------       ------------    ------------

Loss from continuing operations before income taxes
  and extraordinary charge                                      (1,679)        (26,659)           (14,877)        (45,155)
Benefit for income taxes                                           (91)         (8,269)            (4,285)        (12,052)
                                                          ------------    ------------       ------------    ------------

Loss from continuing operations before extraordinary
  charge                                                        (1,588)        (18,390)           (10,592)        (33,103)

DISCONTINUED OPERATIONS:
  Gain on sale of discontinued operations, net of
    taxes                                                           14              21                 41              95
                                                          ------------    ------------       ------------    ------------
Loss before extraordinary charge                                (1,574)        (18,369)           (10,551)        (33,008)

Extraordinary charge for early retirement of debt, net
  of taxes                                                           0              76                  0             938
                                                          ------------    ------------       ------------    ------------
NET LOSS                                                        (1,574)        (18,445)           (10,551)        (33,946)

Premium paid on redemption of preferred stock                        0               0                616               0
Preferred stock dividends                                          183             619                642           1,475
                                                          ------------    ------------       ------------    ------------
NET LOSS APPLICABLE TO COMMON STOCK                       $     (1,757)   $    (19,064)      $    (11,809)   $    (35,421)
                                                          ============    ============       ============    ============

BASIC LOSS PER SHARE:
  Loss from continuing operations                         $      (0.03)   $      (0.46)      $      (0.22)   $      (0.92)
  Gain on sale of discontinued operations                         0.00            0.00               0.00            0.00
  Extraordinary charge                                            0.00            0.00               0.00           (0.02)
                                                          ------------    ------------       ------------    ------------
  Net loss applicable to Common Stock                     $      (0.03)   $      (0.46)      $      (0.22)   $      (0.94)
                                                          ============    ============       ============    ============

Weighted average shares outstanding                             54,215          41,381             53,350          37,506

DILUTED LOSS PER SHARE:
  Loss from continuing operations                         $      (0.03)   $      (0.46)      $      (0.22)   $      (0.92)
  Gain on sale of discontinued operations                         0.00            0.00               0.00            0.00
  Extraordinary charge                                            0.00            0.00               0.00           (0.02)
                                                          ------------    ------------       ------------    ------------
  Net loss applicable to Common Stock                     $      (0.03)   $      (0.46)      $      (0.22)   $      (0.94)
                                                          ============    ============       ============    ============

Weighted average diluted shares outstanding                     54,215          41,381             53,350          37,506

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                             NINE MONTHS ENDED DECEMBER 31,
                                                            --------------------------------
                                                                  1999              1998
                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                             $ (10,592)      $   (33,103)
Adjustments to reconcile net loss from continuing
  operations to cash flows from operating activities:
    Depreciation and amortization                                  20,197            18,162
    Deferred income taxes                                          (4,257)          (10,856)
    Amortization of debt issuance costs and bond discount           2,543             1,538
    Non-cash and non-recurring expense (income)                       211              (523)
    Discontinued operations                                            41               182
    Penalties paid on early retirement of debt                          0              (973)
    Other                                                           1,940             1,653
Changes in assets and liabilities, net of acquisitions:
    Accounts and notes receivable                                 (37,878)           62,030
    Inventories                                                    (4,241)           15,791
    Accounts payable                                                7,347           (14,890)
    Other                                                          (5,398)           (1,367)
                                                                ---------       -----------
Cash flows provided by (used in) operating activities             (30,087)           37,644

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (7,042)          (15,451)
  Proceeds from sale of property and equipment                      2,008               697
  Acquisitions, net of cash acquired                               (4,542)         (184,542)
  Costs of operating lease buyouts                                      0           (10,623)
  Other                                                             1,316               689
                                                                ---------       -----------
Net cash used in investing activities                              (8,260)         (209,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of long-term debt                                     772,312         1,227,357
  Repayments of long-term debt                                   (730,173)       (1,047,473)
  Fees paid to issue long-term debt                                (2,356)          (11,056)
  Redemption of convertible preferred stock                        (3,078)                0
  Issuances of Common Stock, net                                        0               724
                                                                ---------       -----------
Net cash provided by financing activities                          36,705           169,552
                                                                ---------       -----------

Net decrease in cash and cash equivalents                          (1,642)           (2,034)
Cash and cash equivalents at beginning of period                    2,482             4,464
                                                                ---------       -----------

Cash and cash equivalents at end of period                      $     840       $     2,430
                                                                =========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                   $  30,771       $    18,792
Income taxes refunded, net                                      $   1,873       $       125

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (unaudited, in thousands, except shares)

                                           PREFERRED STOCK              COMMON STOCK
                                    ------------------------------   -------------------
                                                                       NUMBER                         ADDITIONAL
                                                                         OF                            PAID-IN-    ACCUMULATED
                                    SERIES A   SERIES B   SERIES C     SHARES     AMOUNT   WARRANTS    CAPITAL       DEFICIT
                                    --------   --------   --------     ------     ------   --------   ----------   -----------
BALANCE AT MARCH 31, 1999           $ 4,020    $10,877    $ 5,100    48,890,898   $ 489    $ 40,745   $  259,878   $   (81,905)

Conversion of preferred stock        (1,558)    (5,984)         0     6,934,675      69           0        7,854             0

Cash redemption of preferred stock   (2,462)         0          0             0       0           0            0          (616)

Preferred stock dividends                 0          0          0       256,163       3           0          410          (642)

Acquisitions                              0          0          0       322,467       3           0          275             0

Other                                     0          0          0        84,209       1           0          607             0

Net loss                                  0          0          0             0       0           0            0       (10,551)
                                    -------    -------    -------    ----------   ------   --------   ----------   -----------

BALANCE AT DECEMBER 31, 1999        $     0    $ 4,893    $ 5,100    56,488,412   $ 565    $ 40,745   $  269,024   $   (93,714)
                                    =======    =======    =======    ==========   ======   ========   ==========   ===========


                                       TOTAL
                                       -----
BALANCE AT MARCH 31, 1999           $   239,204
Conversion of preferred stock               381
Cash redemption of preferred stock       (3,078)
Preferred stock dividends                  (229)
Acquisitions                                278
Other                                       608
Net loss                                (10,551)
                                    -----------
BALANCE AT DECEMBER 31, 1999        $   226,613
                                    ===========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements include the accounts of Metal Management, Inc. and its subsidiaries (herein referred to as "MTLM" or the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

     In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

NOTE 2 -- ACQUISITIONS

  Fiscal 2000

     In November 1999, the Company acquired the assets of National Metals Company of Phoenix and Tucson, Arizona. The purchase consideration was not material to the Company's consolidated financial position or results of operations.

  Fiscal 1999

     In July 1998, the Company acquired the common stock of Naporano Iron & Metal Co. and Nimco Shredding Co. (collectively "Naporano"). The purchase consideration for Naporano consisted of approximately 1.9 million shares of common stock, par value $.01 per share ("Common Stock") and $86.6 million of cash (including transaction costs). The Common Stock issued to Naporano was valued at $18.5 million for financial reporting purposes. The following unaudited pro forma statement of operations information presents a summary of the consolidated results of operations of the Company and Naporano as if the acquisition of Naporano had occurred on April 1, 1998. The unaudited pro forma statement of operations information includes certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets acquired, additional amortization expense as a result of goodwill and interest expense related to cash portions of purchase consideration and assumed debt. The unaudited pro forma statement of operations information also includes non-cash and non-recurring expenses of $6.1 million. The unaudited pro forma

                             METAL MANAGEMENT, INC.

results do not purport to be indicative of the financial results which actually would have resulted had the Naporano acquisition been in effect on April 1, 1998 (in thousands, except per share data):

                                                      NINE MONTHS ENDED
                                                        DECEMBER 31,
                                                            1998
                                                      -----------------
                                                         (UNAUDITED)
PRO FORMA STATEMENT OF OPERATIONS
Net sales                                                 $651,115
Net loss from continuing operations applicable to
  Common Stock                                            $(37,407)
Basic and diluted net loss from continuing
  operations applicable to Common Stock                   $  (0.87)

     During this nine months ended December 31, 1998, the Company also acquired various other businesses in the scrap metals industry. The total purchase consideration for these acquisitions consisted of approximately $101.7 million of cash (including transaction costs), 2.6 million shares of Common Stock, warrants to purchase 150,000 shares of Common Stock, 6,000 shares of Series C convertible preferred stock and promissory notes aggregating $1.3 million. The Common Stock, Series C convertible preferred stock and warrants to purchase Common Stock were valued at $23.3 million, $5.1 million and $0.7 million, respectively, for financial reporting purposes.

     The allocation of the purchase consideration for all these acquisitions was as follows (in thousands):

Fair value of tangible assets acquired                      $132,999
Goodwill                                                     133,014
Liabilities assumed                                          (29,419)
Common Stock and warrants issued                             (42,462)
Convertible preferred stock issued                            (5,100)
Promissory notes issued                                       (1,250)
                                                            --------
Cash paid                                                    187,782
Less: cash acquired                                           (3,240)
                                                            --------
Net cash paid for acquisitions                              $184,542
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

                             METAL MANAGEMENT, INC.

NOTE 3 -- NON-CASH AND NON-RECURRING EXPENSES (INCOME)

  Fiscal 2000

     During the nine months ended December 31, 1999, the Company recorded non-cash and non-recurring expenses of $5.0 million consisting of the following (in thousands):

                                                      NINE MONTHS ENDED
                                                        DECEMBER 31,
                                                            1999
                                                      -----------------
Severance and other benefits                               $4,701
Other                                                         313
                                                           ------
                                                           $5,014
                                                           ======

  Severance and other benefits

     Effective July 15, 1999, T. Benjamin Jennings resigned as the Company's Chairman of the Board and Chief Executive Officer, as a director of the Company and as an officer and director of all of the Company's subsidiaries for which he served in such capacities. In connection with his resignation, the Company entered into a settlement agreement and general release with Mr. Jennings (the "Jennings Settlement Agreement"). Mr. Jennings' employment agreement was terminated and superseded by the terms of the Jennings Settlement Agreement. Pursuant to the terms of the Jennings Settlement Agreement, Mr. Jennings received approximately $2.1 million in a lump-sum cash payment from the Company, and continues to receive health, dental and life insurance and certain other benefits as set forth in the Jennings Settlement Agreement. In accordance with the Jennings Settlement Agreement, on January 2, 2000, the Company also forgave an outstanding $500,000 loan to Mr. Jennings, plus accrued interest thereon. In addition, Mr. Jennings agreed to release, waive and renounce his interest under and pursuant to the amended and restated stockholders' agreement, dated February 12, 1999. The Company and Mr. Jennings agreed to mutual general releases from any and all liabilities arising out of any matter or event occurring on or prior to the date of the Jennings Settlement Agreement. During the three months ended September 30, 1999, the Company recorded a $2.8 million non-recurring expense related to the Jennings Settlement Agreement.

     Effective August 1, 1999, George A. Isaac, III resigned as the Company's Executive Vice President and as an officer and director of all of the Company's subsidiaries for which he served in such capacities. In connection with his resignation, Mr. Isaac invoked what he believed to be a contractual entitlement to certain "change of control" payments and other benefits included in his employment agreement with the Company which were triggered by the resignation of Gerard M. Jacobs as the Company's Chief Executive Officer. In connection with his resignation and the invocation of the "change of control" provisions of his employment agreement, the Company entered into a settlement agreement and general release with Mr. Isaac (the "Isaac Settlement Agreement"). Mr. Isaac's employment agreement was terminated and superseded by the terms of the Isaac Settlement Agreement. Pursuant to the terms of the Isaac Settlement Agreement, Mr. Isaac received a lump-sum cash payment of approximately $768,000 from the Company. In addition, Mr. Isaac received $415,000 to be paid in six equal monthly payments beginning on September 1, 1999. The Company also agreed to continue to employ Mr. Isaac as a non-officer, part-time employee without an employment agreement through January 31, 2000 at a salary of $120,000 per year ($60,000 aggregate compensation for the six-month employment period). Mr. Isaac will continue to be covered by the Company's medical, dental and life insurance plans through June 23, 2002. The Company agreed to provide Mr. Isaac, at the Company's expense, use of his current office space and the services of an administrative assistant through June 23, 2002. The Company and Mr. Isaac agreed to mutual general releases from any and all liabilities arising out of any matter or event occurring on or prior to the date of the Isaac Settlement Agreement. During the three months ended September 30, 1999, the Company recorded a $1.4 million non-recurring expense related to the Isaac

                             METAL MANAGEMENT, INC.

Settlement Agreement. Mr. Isaac remained a director of the Company until his resignation on January 3, 2000.

     During the three months ended September 30, 1999, the Company also incurred severance and other termination benefits relating to twelve employees totaling $0.5 million as a result of consolidation and integration of its various businesses.

  Facility abandonment, shutdown and integration

     In connection with facility abandonments and other termination arrangements, during the year ended March 31, 1999, the Company recorded severance, facility closure and other charges totaling approximately $1.8 million, of which $1.5 million remained unpaid at March 31, 1999. The primary components of this charge were $0.6 million of severance and $1.2 million for lease cancellation, facility clean-up and other exit costs. During the nine months ended December 31, 1999, the Company paid approximately $0.8 million related to severance, facility closure and other charges. At December 31, 1999, approximately $0.2 million of unpaid severance and $0.5 million of unpaid lease cancellation, facility clean-up and other exit costs remain in accrued liabilities. Certain terminated employees are being paid in installments and these payments will be made by the end of the fiscal year. The final clean-up and shutdown of all abandoned facilities is expected to be completed by March 31, 2000.

  Fiscal 1999

     During the three and nine months ended December 31, 1998, the Company recorded non-cash and non-recurring expense of $6.4 million and $3.1 million, respectively, consisting of the following (in thousands):

                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                        DECEMBER 31,        DECEMBER 31,
                                                            1998                1998
                                                     ------------------   -----------------
Impairment of goodwill                                     $6,000              $ 6,000
Pooling related merger expense                                 37                1,721
Non-cash warrant compensation income                            0               (6,775)
Terminated merger expenses                                    371                1,453
Other                                                          44                  692
                                                           ------              -------
                                                           $6,452              $ 3,091
                                                           ======              =======

  Impairment of goodwill

     On February 12, 1999, the Company signed a definitive purchase agreement to sell Superior Forge Inc. ("SFI"). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company determined that a portion of the goodwill associated with the Company's original acquisition of SFI was impaired. The Company recorded a $6.0 million non-cash and non-recurring charge to reflect the impairment of its goodwill related to SFI at December 31, 1998. The sale was completed in March 1999. As partial consideration in the sale of SFI, the Company received a $2.5 million note which bears interest at 10% per annum. Due to recent weakness in business activity between SFI and a significant customer, there have been losses incurred by SFI. There is a reasonable possibility that if the business conditions for SFI do not recover that the Company may not realize payments of principal and interest on the note received in the sale of SFI.

  Pooling merger expenses

     In connection with a merger which was a pooling of interests, the Company recognized merger expenses consisting primarily of fees and expenses for accountants, attorneys, and investment bankers. The merger

                             METAL MANAGEMENT, INC.

expenses also included a charge of $750,000 related to the buy-out of existing contracts which was recorded during the three months ended September 30, 1998.

  Non-cash warrant compensation income

     On May 1, 1997, the Company issued warrants to purchase 1,400,000 shares of Common Stock to the former general partners of Reserve Iron & Metal Limited Partnership (the "Reserve Warrants"). The Reserve Warrants have initial exercise prices of $3.50 or $4.00 per share, subject to a $0.50 per share increase in the event that the Company's stock price exceeds $10.00 per share on the date of exercise. The Reserve Warrants have terms that range from 30 to 60 months and vest over 6 month, 12 month, 18 month and 24 month intervals for each group of 350,000 warrants, respectively, beginning on May 1, 1997. The decrease in the Company's stock price during the nine months ended December 31, 1998 resulted in the reversal of $6.8 million of previously recognized non-cash warrant compensation expense. Since the Reserve Warrants are considered variable instruments under APB No. 25, the Company will record non-cash warrant compensation expense or income throughout the term of the warrants depending on the fair market value of its Common Stock. At December 31, 1999, warrants to purchase 455,000 shares of Common Stock remained outstanding under the Reserve Warrants.

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

NOTE 4 -- INVENTORIES

     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally utilizing the average cost method. Inventories consisted of the following categories at (in thousands):

                                                              DECEMBER 31,   MARCH 31,
                                                                  1999         1999
                                                              ------------   ---------
Ferrous metals                                                  $31,483       $37,679
Non-ferrous metals                                               30,169        19,791
Other                                                             3,404         2,973
                                                                -------       -------
                                                                $65,056       $60,443
                                                                =======       =======

NOTE 5 -- DEBT

     Long-term debt consisted of the following at (in thousands):

                                                              DECEMBER 31,   MARCH 31,
                                                                  1999         1999
                                                              ------------   ---------
Senior Credit Facility                                          $161,450     $144,410
Notes payable to related parties                                   1,723        3,688
12 3/4% Senior Secured Notes                                      27,263            0
10% Senior Subordinated Notes                                    180,000      180,000
Other debt                                                         7,157        7,364
                                                                --------     --------
                                                                 377,593      335,462
Less: current portion                                             (4,065)      (5,308)
                                                                --------     --------
                                                                $373,528     $330,154
                                                                ========     ========

                             METAL MANAGEMENT, INC.

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

     Pursuant to the Senior Credit Facility, the Company is required to satisfy a minimum EBITDA (as defined in the Senior Credit Facility) to interest coverage ratio test. The minimum interest coverage tests (i) for the twelve month period ending March 31, 2000 and (ii) for the end of each subsequent fiscal quarter thereafter for the twelve month period then ending require that the Company satisfy an interest coverage ratio of not less than 1.0 to 1.0. In addition, the Senior Credit Facility places contractual restrictions on the Company's ability to make interest payments on its Senior Subordinated Notes (defined below) unless during the thirty day period ending on the date on which the interest payment is to be made, there exists average undrawn availability under the Senior Credit Facility of not less than $12.0 million plus the amount of interest ($9.0 million) which is then due and payable on the Senior Subordinated Notes.

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

                             METAL MANAGEMENT, INC.

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

                             METAL MANAGEMENT, INC.

                                                                                 NINE MONTHS
                                                               THREE MONTHS         ENDED
                                                              ENDED 12/31/98-   12/31/98------
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

     The Company has the right to redeem up to 2,500 shares or $2.5 million stated value of Series B convertible preferred stock in exchange for a cash payment of $3.1 million plus accrued dividends. The right to redeem Series B convertible preferred stock expires on or about March 24, 2000.

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

                             METAL MANAGEMENT, INC.

     The following presents a summary of the Series A, Series B and Series C convertible preferred stock activity during the nine months ended December 31, 1999:

                                                            SERIES A   SERIES B   SERIES C
                                                            --------   --------   --------
Shares outstanding at March 31, 1999                          4,020     10,877     6,000
Shares converted into Common Stock                           (1,560)    (6,163)        0
Shares redeemed for Cash                                     (2,462)         0         0
Shares issued for dividends                                       2        179         0
                                                             ------     ------     -----
Shares outstanding at December 31, 1999                           0      4,893     6,000
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

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                 DECEMBER 31,         DECEMBER 31,
                                              ------------------   -------------------
                                               1999       1998       1999       1998
                                              -------   --------   --------   --------
LOSS (NUMERATOR):
Loss from continuing operations               $(1,588)  $(18,390)  $(10,592)  $(33,103)
Premium paid on redemption of preferred
  stock                                             0          0       (616)         0
Dividends on convertible preferred stock         (183)      (619)      (642)    (1,475)
                                              -------   --------   --------   --------
Net loss applicable to Common Stock           $(1,771)  $(19,009)  $(11,850)  $(34,578)
                                              =======   ========   ========   ========
SHARES (DENOMINATOR):
Weighted average number of shares
  outstanding during the period                54,215     41,381     53,350     37,506
Incremental common shares attributable to
  dilutive stock options and warrants               0          0          0          0
                                              -------   --------   --------   --------
Diluted number of shares outstanding during
  the period                                   54,215     41,381     53,350     37,506
                                              =======   ========   ========   ========
Basic loss per common share                   $ (0.03)  $  (0.46)  $  (0.22)  $  (0.92)
                                              =======   ========   ========   ========
Diluted loss per common share                 $ (0.03)  $  (0.46)  $  (0.22)  $  (0.92)
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

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under "Investment Considerations" appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, as amended, and elsewhere in the Company's quarterly and periodic filings with the Securities Exchange Commission filed subsequent to the date of the Annual Report.

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

GENERAL OVERVIEW

     Metal Management is one of the largest and fastest-growing full-service metals recyclers in the United States, with approximately 50 recycling facilities in 14 states. In addition, Metal Management holds a 28.5% member interest in Southern Recycling, L.L.C., the largest scrap metal recycler in the Gulf Coast region. The Company is a leading consolidator in the metals recycling industry. The Company has achieved its leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. The Company believes that its consolidation strategy will enhance the competitive position and profitability of the operations it acquires because of improved managerial and financial resources and increased economies of scale.

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

     Cost of sales consists primarily of the cost of processed and brokered metals sold, direct and indirect labor and related taxes and benefits, repairs and maintenance, utilities and freight.

     General and administrative expenses include management salaries, clerical and administrative costs, professional services, facility rentals and related insurance and utility costs, as well as costs related to the Company's marketing and business development activities.

     Non-cash and non-recurring expenses include costs recognized relating to severance, stock based compensation, facility abandonment, goodwill impairment, and merger related expenses.

     The Company's results of operations for the three and nine months ended December 31, 1998 include the operations of Superior Forge, Inc. ("Superior Forge"), which was sold in March 1999. Superior Forge derived substantially all of its revenues from non-ferrous metals. The Company's results of operations for the nine months ended December 31, 1999 include the results of operations of businesses acquired by the Company subsequent to June 30, 1998. These acquisitions include Naporano Iron & Metal Co. and Nimco Shredding Co. (collectively, "Naporano") and Michael Schiavone & Sons, Inc. ("Schiavone") which are primarily ferrous processors, and M. Kimerling & Sons, Inc. ("Kimerling") which is primarily a non-ferrous processor (collectively, the "July 1998 Acquisitions"). The nine month period ended December 31, 1998 reflects only a portion of activity relating to the July 1998 Acquisitions.

     During the fiscal year ended March 31, 1999 ("Fiscal 1999"), the Company's results of operations were negatively impacted by the adverse market conditions prevalent in the steel and scrap metals sectors. These market conditions were characterized by a significant decline in the price and demand for scrap metals. This decline resulted in large part from the increase in steel imports flowing into the United States, principally from Japanese, Brazilian, Russian and Southeast Asian steel producers during the last nine months of calendar 1998.

     Consolidated net sales for the three months ended December 31, 1999 and 1998 in broad product categories were as follows (in thousands):

                                              DECEMBER 31, 1999            DECEMBER 31, 1998
                                          --------------------------   --------------------------
COMMODITY                                 WEIGHT    NET SALES    %     WEIGHT    NET SALES    %
---------                                 ------    ---------    -     ------    ---------    -
Ferrous metals (tons)                       1,143   $130,717    55.9       859   $ 81,456    45.6
Non-ferrous metals (lbs)                  133,175     70,538    30.2   147,301     60,526    33.9
Brokerage -- ferrous (tons)                   199     21,147     9.0       337     26,040    14.6
Brokerage -- non ferrous (lbs)             15,503      6,036     2.6    22,625      5,110     2.8
Other                                                  5,296     2.3                5,620     3.1
                                                    --------    ----             --------    ----
                                                    $233,734     100%            $178,752     100%
                                                    ========    ====             ========    ====

     Consolidated net sales for the nine months ended December 31, 1999 and 1998 in broad product categories were as follows (in thousands):

                                              DECEMBER 31, 1999            DECEMBER 31, 1998
                                          --------------------------   --------------------------
                                          WEIGHT    NET SALES    %     WEIGHT    NET SALES    %
                                          ------    ---------    -     ------    ---------    -
COMMODITY
Ferrous metals (tons)                       3,194   $343,802    53.4     2,775   $305,928    50.1
Non-ferrous metals (lbs)                  405,535    196,106    30.5   402,878    190,708    31.2
Brokerage -- ferrous (tons)                   767     74,461    11.6       881     87,487    14.3
Brokerage -- non ferrous (lbs)             48,580     14,381     2.2    61,978     18,161     3.0
Other                                                 15,132     2.3                8,675     1.4
                                                    --------    ----             --------    ----
                                                    $643,882     100%            $610,959     100%
                                                    ========    ====             ========    ====

     Consolidated net sales for the three and nine months ended December 31, 1999 increased by $55.0 million (30.8%) and $32.9 million (5.4%), respectively, compared with consolidated net sales for the three and nine months ended December 31, 1998. The increase in consolidated net sales from the prior periods is principally due to higher units sold in the ferrous product category and higher average realized sales prices in both the ferrous and non-ferrous product categories.

     Ferrous sales for the three and nine months ended December 31, 1999 increased by $49.3 million (60.5%) and $37.9 million (12.4%), respectively, compared with ferrous sales for the three and nine months ended December 31, 1998. Ferrous sales during the three months ended December 31, 1999 reflect significant increases in units sold and average realized sales prices resulting from improving market conditions. The Company's average sales price for ferrous metals sold increased by 20.6% to $114.36 in the three months ended December 31, 1999 compared with the three months ended December 31, 1998. Ferrous sales during the nine months ended December 31, 1999 increased primarily due to higher units sold, mainly as a result of the inclusion of the sales of Naporano and Schiavone for the entire period ending December 31, 1999 and for only six months of the nine month period ended December 31, 1998.

     Non-ferrous sales for the three and nine months ended December 31, 1999 increased by $10.0 million (16.5%) and $5.4 million (2.8%), respectively, compared with non-ferrous sales for the three and nine months ended December 31, 1998. Non-ferrous sales increased in dollar terms during the three months ended December 31, 1999 over the prior year period notwithstanding a decrease in units of non-ferrous metals sold of 14.1 million pounds (9.6%). The increase in sales for this period was due to higher realized sales prices and a change in product mix. The increase in non-ferrous sales for the nine months ended December 31, 1999 was due to an increase in units sold, mainly as a result of the inclusion of sales of Kimerling for the entire period ending December 31, 1999 and for only six months of the nine month period ended December 31, 1998. The Company's average selling price for the non-ferrous product category is impacted by market conditions and the product mix of non-ferrous metals sold. The majority of the Company's non-ferrous sales are derived from copper, aluminum and stainless steel.

     Brokerage ferrous sales decreased by $4.9 million (18.8%) during the three months ended December 31, 1999 compared with brokerage ferrous sales for the three months ended December 31, 1998. For the nine month period ended December 31, 1999, brokerage ferrous sales decreased by $13.0 million (14.9%) compared with brokerage ferrous sales during the nine months ended December 31, 1998. The decrease from the prior year periods was principally the result of lower units sold.

     Brokerage non-ferrous sales increased by $0.9 million (18.1%) during the three months ended December 31, 1999 compared with brokerage non-ferrous sales for the three months ended December 31, 1998. Although units of non-ferrous metals brokered decreased by 7.1 million pounds (31.5%), average realized sales prices for non-ferrous brokered metals increased to $0.39 per pound during the three months ended December 31, 1999, compared with $0.23 per pound for the three months ended December 31, 1998. For the nine month period ended December 31, 1999, brokerage non-ferrous sales decreased by $3.8 million (20.8%) compared with brokerage non-ferrous sales during the nine months ended December 31, 1998. The decrease was a result of lower units sold.

     Gross profit was $28.5 million (12.2% of consolidated net sales) and $78.9 million (12.3% of consolidated net sales) for the three and nine months ended December 31, 1999, respectively, compared with gross profit of $11.1 million (6.2% of consolidated net sales) and $40.8 million (6.7% of consolidated net sales) for the three and nine months ended December 31, 1998, respectively. The improvement in the gross profit margin reflects higher material margins realized by the Company from improved market conditions, better purchasing practices and the benefits from consolidation and integration initiatives undertaken during Fiscal 1999. Gross profit for the three and nine months ended December 31, 1998 was adversely impacted by inventory write-downs recorded principally to reflect lower of cost or market adjustments arising from adverse market conditions.

     General and administrative expenses were $13.5 million (5.8% of consolidated net sales) and $41.1 million (6.4% of consolidated net sales) for the three and nine months ended December 31, 1999, respectively, compared with $14.7 million (8.2% of consolidated net sales) and $42.3 million (6.9% of consolidated net sales) for the three and nine months ended December 31, 1998, respectively. The decrease in general and administrative expenses reflect reductions in executive and administrative personnel and other cost containment initiatives undertaken by the Company.

     Depreciation and amortization expense was $6.9 million (3.0% of consolidated net sales) and $20.2 million (3.1% of consolidated net sales) for the three and nine months ended December 31, 1999, respectively, compared with $7.5 million (4.2% of consolidated net sales) and $18.2 million (3.0% consolidated net sales) for the three and nine months ended December 31, 1998, respectively. The increase for the nine months ended December 31, 1999, both in dollars and as a percentage of consolidated net sales, is attributed to the inclusion of goodwill amortization and depreciation of fixed assets of the businesses comprising the July 1998 Acquisitions for the entire period.

     During the nine months ended December 31, 1999, the Company recorded non-cash and non-recurring expenses of $5.0 million. During the three and nine months ended December 31, 1998, the Company recorded non-cash and non-recurring expense of $6.4 million and $3.1 million, respectively (see Note 3 to the condensed consolidated financial statements included in Item 1 of this Report).

     Interest expense was $9.8 million (4.2% of consolidated net sales) and $27.8 million (4.3% of consolidated net sales) for the three and nine months ended December 31, 1999, respectively, compared with $9.0 million (5.1% of consolidated net sales) and $22.6 million (3.7% of consolidated net sales) for the three and nine months ended December 31, 1998, respectively. The increase is primarily attributable to an increase in the Company's borrowings under the Senior Credit Facility, to fund the Company's operating and investing activities, and an increase in the applicable base interest rates payable under the Senior Credit Facility, and the issuance of the Senior Secured Notes.

     Net loss from continuing operations, after preferred stock dividends, was $1.8 million ($0.03 per share) and $11.8 million ($0.22 per share) for the three and nine months ended December 31, 1999, respectively, compared with a net loss from continuing operations, after preferred stock dividends, of $19.0 million ($0.46 per share) and $34.6 million ($0.92 per share) for the three and nine months ended December 31, 1998, respectively. The decrease in the net loss is due to the improvements the Company has been able to achieve in its gross margin resulting from improved scrap metals market conditions and the realization of consolidation and integration benefits. These benefits from the Company's consolidation and integration efforts are evidenced by the reduced general and administrative expenses and increased gross profits of the Company as compared with the prior year periods.

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

     The Company anticipates that it will continue to have significant capital requirements to fund its operations, capital expenditures and consolidation strategy. The Company believes that cash generated from operations and undrawn borrowing availability under the Senior Credit Facility provide it with sufficient liquidity to fund its operations, capital expenditure and debt service requirements. However, limiting conditions provided for in the documentation governing the Senior Credit Facility, the Senior Subordinated Notes and the Senior Secured Notes will limit the Company's ability to incur significant additional debt to fund significant acquisition or expansion opportunities unless and until the Company achieves an EBITDA to interest coverage ratio of greater than 2 to 1 for four consecutive quarters.

  Cash Flows from Operating Activities

     During the nine months ended December 31, 1999, the Company used $30.1 million of cash for operating activities. During this period, working capital increased by $40.7 million principally due to higher accounts receivable and inventory balances, which were generated as a result of business expansion during the current fiscal year. Pursuant to separation agreements with two former officers, the Company also made cash payments totaling $4.0 million (see
Note 3 to the condensed consolidated financial statements included in Item 1 of this Report).

  Cash Flows from Investing Activities

     During the nine months ended December 31, 1999, the Company used $8.3 million of cash for investing activities. Purchases of property and equipment were $7.0 million, while the Company generated $2.0 million of cash from the sale of redundant fixed assets. Proceeds from the sale of property and equipment include assets sold as part of the Company's plan to abandon and consolidate certain facilities. The Company also used $4.5 million of cash for the acquisition of certain assets of National Metals Company.

  Cash Flows from Financing Activities

     During the nine months ended December 31, 1999, the Company's financing activities provided $36.7 million of cash, principally from increased borrowings under the Senior Credit Facility. On May 7, 1999, the Company issued $30.0 million aggregate principal amount of Senior Secured Notes, and received net proceeds of $25.5 million after the 10% discount, transaction fees and expenses. Proceeds from the Senior Secured Notes were used to repay amounts then outstanding under the Senior Credit Facility. The Company also used $3.1 million of cash to redeem 2,462 shares of Series A convertible preferred stock at 125% of par value.

FINANCIAL CONDITION

  Cash Requirements for Maturing Debt Obligations and Interest Payments

     On May 15, 2000, the Company is required to make a semi-annual interest payment of $9.0 million on the Senior Subordinated Notes. The Company's amended Senior Credit Facility allows the Company to make interest payments on the Senior Subordinated Notes, but requires the Company to maintain average unused availability equal to the sum of (x) the interest payment and (y) $12.0 million for a period of thirty days prior to the payment date. On June 15, 2000, the Company is required to make a semi-annual interest payment of approximately $2.0 million on the Senior Secured Notes. The Company is also required to pay currently maturing obligations under other long-term borrowings totaling $4.1 million.

     The Company believes, based on its current financial condition and liquidity and its current projections of cash flows, that it will be able to meet all interest payment and maturing debt obligations coming due in the current fiscal year.

  Working Capital Availability and Requirements

     Accounts receivable balances of the Company increased from $103.8 million at March 31, 1999 to $142.0 million at December 31, 1999. The increase is primarily due to increases in sales realized by the Company during the three months ended December 31, 1999 compared with the three months ended March 31, 1999, and an increase in average days sales outstanding principally as a result of increased sales of stainless steel metals to customers which generally benefit from longer payment terms.

     Accounts payable balances of the Company increased from $62.2 million at March 31, 1999 to $69.6 million at December 31, 1999 due to improved support from and relations with suppliers engaged in trade markets which provide materials to the Company and due to increases in inventories.

     Inventory levels can vary significantly among the Company's operations and with changes in market conditions. Inventories consisted of the following categories at (in thousands):

                                                              DECEMBER 31,   MARCH 31,
                                                                  1999         1999
                                                              ------------   ---------
Ferrous metals                                                  $31,483       $37,679
Non-ferrous metals                                               30,169        19,791
Other                                                             3,404         2,973
                                                                -------       -------
                                                                $65,056       $60,443
                                                                =======       =======

     The Company's ferrous inventory levels have decreased during the current fiscal year as the Company continues to implement its strategy of reducing inventory levels to reduce interest costs and to reduce the Company's exposure to changing market prices for scrap metals. Non-ferrous inventory, however, has increased due to an increase of inventory units and an increase in purchase prices for non-ferrous scrap metals, due to changes in non-ferrous metals markets during the current fiscal year.

COMPANY INDEBTEDNESS

     The Company's principal indebtedness is represented by borrowings under the Senior Credit Facility, the Senior Subordinated Notes and the Senior Secured Notes.

  Senior Credit Facility

     The Credit Agreement, dated March 31, 1998, among the Company, BT Commercial Corporation, as agent and the lenders thereunder (as amended, the "Senior Credit Facility") provides for a revolving credit and letter of credit facility of $250.0 million, subject to borrowing base limitations. The Company's obligations under the Senior Credit Facility are secured by substantially all of the Company's assets and properties, including pledges of the capital stock of the Company's subsidiaries. Availability of loans and letters of credit under the Senior Credit Facility is generally limited to a borrowing base of 85% of eligible accounts receivable, 70% of eligible inventory (subject to a cap of $100.0 million) and a fixed asset sublimit ($50.1 million as of December 31,
1999) that amortizes on a quarterly basis.

     The Senior Credit Facility provides the Company with the option of borrowing at an interest rate equal to either the Bankers Trust Company's prime rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. As of February 1, 2000, the interest rate margins are 1.25% for prime rate borrowings and 2.00% for LIBOR borrowings. The margins applicable to both prime and LIBOR rate loans, however, decrease to the extent that the Company is able to satisfy interest coverage tests in subsequent fiscal periods or has excess availability of at least $40.0 million for a period of 30 consecutive days.

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

     The interest coverage test of the Senior Credit Facility requires the Company to maintain an interest coverage ratio of not less than 1.0 to 1.0 (EBITDA (as defined in the Senior Credit Facility) to interest expense) (i) for the twelve months ending March 31, 2000 and (ii) for the end of each fiscal quarter thereafter, for the twelve-month period then ending. The Company is in compliance as of December 31, 1999 with this and other financial covenants set forth in the Senior Credit Facility.

     At December 31, 1999, the Company had outstanding borrowings under its Senior Credit Facility of approximately $161.5 million. As of January 31, 2000, the Company had undrawn availability of approximately $29 million under the Senior Credit Facility.

     The Senior Credit Facility also restricts the Company's ability to make interest payments on the Senior Subordinated Notes with respect to the interest payment due on May 15, 2000 and on each subsequent interest payment date thereafter unless the Company maintains average undrawn availability of $12.0 million plus the amount of the interest payment for the 30-day period ending on the interest payment date.

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

YEAR 2000

     As described in the Company's previous filings, the Company had developed plans to address the possible exposures related to the impact of the Year 2000 on its computer systems and on its non-information technology systems. Since entering the year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000 related disruptions impacting its customers and suppliers.

     However, there is no guarantee that the Company has discovered all possible failure points. Specific factors contributing to this uncertainty include failure to identify all systems, non-ready third parties whose systems and operations impact the Company, and other similar uncertainties. The Company will continue to monitor its critical systems over the next several months, but does not anticipate any significant impacts due to Year 2000 exposures from its computer systems, non-information technology systems as well as from the activities of its suppliers and customers. Costs incurred to date associated with Year 2000 readiness have not been material to the Company's financial position or results of operations.

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

                          PART II -- OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     The Company's subsidiary, Metal Management Midwest, Inc., formerly known as Cozzi Iron & Metal, Inc. ("MMMI"), operates seven facilities in the Chicago area (the "MMMI Facilities") which have been the subject to a series of inspections dating back to the mid-1990s by, among other agencies, the United States Environmental Protection Agency ("USEPA") pursuant to the so-called Greater Chicagoland Initiative to perform multimedia and multi-agency inspections of scrap yards in the Chicago Area (the "USEPA Initiative"). The USEPA Initiative included the MMMI Facilities and inspections have occurred since 1997. In addition, the MMMI Facilities have responded to multiple document requests.

     In a letter dated January 10, 2000, USEPA alleged that certain of the MMMI Facilities had violated certain provisions of the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Oil Pollution Standards and the Toxic Substances Control Act. MMMI has initiated a dialogue with the USEPA to respond to USEPA's allegations and expects to resolve any compliance issues in 2000 and is currently negotiating an informal resolution of the enforcement matter. As with any litigation matter, outcomes are uncertain until definitive settlement terms are reached or the case is litigated.

ITEM 2: CHANGES IN SECURITIES

     In November 1999, the Company issued 347,706 shares of Common Stock to National Metals Company in exchange for certain assets of National Metals Company. The Common Stock was valued at approximately $0.5 million for financial reporting purposes.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of the Stockholders of the Company was held on November 22, 1999.

     (b) The following directors were elected at the Annual Meeting of
Stockholders: Albert A. Cozzi, Frank J. Cozzi, Gregory P. Cozzi, George A. Isaac III, Gerard M. Jacobs, Kenneth A. Merlau, Joseph F. Naporano, Timothy T. Orlowski and William T. Proler.

     (c) Of the 53,353,582 shares entitled to vote, 43,516,736 shares were represented at the meeting by proxy or present in person. The stockholders considered the following matters:

PROPOSAL                                                                  FOR       WITHHELD    NON-VOTE
--------                                                                  ---       --------    --------
1.        Election of Directors:
          a.   Albert A. Cozzi                                         42,864,381     652,355      0
          b.   Frank J. Cozzi                                          43,175,370     341,366      0
          c.   Gregory P. Cozzi                                        43,167,270     349,466      0
          d.   George A. Isaac III                                     42,571,573     945,163      0
          e.   Gerard M. Jacobs                                        42,360,823   1,155,913      0
          f.   Kenneth A. Merlau                                       43,166,840     349,896      0
          g.   Joseph F. Naporano                                      43,175,640     341,096      0
          h.   Timothy T. Orlowski                                     43,188,640     328,096      0
          i.   William T. Proler                                       43,185,140     331,596      0

PROPOSAL                                                    FOR        AGAINST    WITHHELD    NON-VOTE
--------                                                    ---        -------    --------    --------
2.        Approval of the Company's Restricted Stock
          Plan                                           24,688,447   1,803,736   249,301    16,775,252
3.        Approval and Ratification of the Issuance of
          Common Stock previously issued in a Private
          Placement to certain Officers and Directors
          of the Company                                 25,463,345   1,808,473   250,291    15,994,627
4.        Approval of PricewaterhouseCoopers LLP as
          the Company's independent accountants          43,010,270     377,075   129,391             0

ITEM 5: OTHER INFORMATION

  Directorships:

     In December 1999, Governor James R. Thompson, Richard L. Measelle and Patrick J. Ottensmeyer were appointed to serve on the Company's Board of Directors. The appointments became effective in February 2000. In addition, effective January 2000, Gerard M. Jacobs and George A. Isaac III resigned as directors of the Company. As a result, the Board of Directors is currently comprised of ten directors, with two vacancies.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

     See Exhibit Index

  (b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended December 31, 1999:

          (1) Form 8-K dated September 24, 1999, filed October 8, 1999, disclosing the redemption of 2,500 shares of Series A Convertible Preferred Stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            METAL MANAGEMENT, INC.

                                            By:     /s/ ALBERT A. COZZI
                                              ----------------------------------
                                                       Albert A. Cozzi
                                               Director, Chairman of the Board,
                                                  and Chief Executive Officer
                                                 (Principal Executive Officer)

                                            By:    /s/ MICHAEL W. TRYON
                                              ----------------------------------
                                                       Michael W. Tryon
                                                President and Chief Operating
                                                            Officer

                                            By:     /s/ ROBERT C. LARRY
                                              ----------------------------------
                                                       Robert C. Larry
                                              Executive Vice President, Finance,
                                                  Chief Financial Officer and
                                                 Assistant Secretary (Principal
                                                       Financial Officer)

                                            By:      /s/ AMIT N. PATEL
                                              ----------------------------------
                                                        Amit N. Patel
                                                 Vice President, Finance and
                                                Controller (Principal Accounting
                                                            Officer)

Date: February 11, 2000

                                 EXHIBIT INDEX

     EXHIBIT NUMBER                         DESCRIPTION OF EXHIBIT
     --------------                         ----------------------
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company, as filed with the Secretary of State of the
                            State of Delaware on November 2, 1998 (incorporated by
                            reference to Exhibit 3.1 of the Company's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            1998).
          3.2            -- Certificate of Designations, Preferences and Rights of
                            Series C Convertible Preferred Stock of the Company, as
                            filed with the Secretary of State of the State of
                            Delaware on November 2, 1998 (incorporated by reference
                            to Exhibit 3.2 of the Company's Quarterly Report on Form
                            10-Q for the quarter ended September 30, 1998).
          3.3            -- Restated By-Laws of the Company, as amended through March
                            31, 1999.
         10.1            -- Warrant to purchase 50,000 shares of Common Stock at an exercise price of $2.50 per share, dated December 3,
                            1999, issued by the Company to Richard L. Measelle.
         10.2            -- Warrant to purchase 50,000 shares of Common Stock at an exercise price of $2.00 per share, dated December 3,
                            1999, issued by the Company to Richard L. Measelle.
         10.3            -- Warrant to purchase 50,000 shares of Common Stock at an exercise price of $3.50 per share, dated December 3,
                            1999, issued by the Company to Richard L. Measelle.
         10.4            -- Warrant to purchase 33,333 shares of Common Stock at an exercise price of $2.50 per share, dated December 3,
                            1999, issued by the Company to Patrick J. Ottensmeyer.
         10.5            -- Warrant to purchase 33,334 shares of Common Stock at an exercise price of $2.00 per share, dated December 3,
                            1999, issued by the Company to Patrick J. Ottensmeyer.
         10.6            -- Warrant to purchase 33,333 shares of Common Stock at an exercise price of $3.50 per share, dated December 3,
                            1999, issued by the Company to Patrick J. Ottensmeyer.
         10.7            -- Warrant to purchase 50,000 shares of Common Stock at an exercise price of $2.50 per share, dated December 3,
                            1999, issued by the Company to James R. Thompson.
         10.8            -- Warrant to purchase 50,000 shares of Common Stock at an exercise price of $2.00 per share, dated December 3,
                            1999, issued by the Company to James R. Thompson.
         10.9            -- Warrant to purchase 50,000 shares of Common Stock at an exercise price of $3.50 per share, dated December 3,
                            1999, issued by the Company to James R. Thompson.
         27.1            -- Financial Data Schedule.