Form 10-K
period 2000-03-31
METAL MANAGEMENT INC
filed 2000-06-08
CIK 795665

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value for the Registrant's voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on May 1, 2000 as reported on the NASDAQ SmallCap Market, was approximately $82 million. Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of May 1, 2000, the Registrant had 57,819,539 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
          PART I
Item 1:   Business....................................................     1
Item 2:   Properties..................................................    14
Item 3:   Legal Proceedings...........................................    16
Item 4:   Submission of Matters to a Vote of Security Holders.........    17
          PART II
Item 5:   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................    18
Item 6:   Selected Consolidated Financial Data........................    18
Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    19
Item 7A:  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    29
Item 8:   Financial Statements and Supplementary Data.................    30
Item 9:   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    30
          PART III
Item 10:  Directors and Executive Officers of the Registrant..........    31
Item 11:  Executive Compensation......................................    31
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management..................................................    31
Item 13:  Certain Relationships and Related Transactions..............    31
          PART IV
Item 14:  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    32
          Signatures..................................................    33

     Certain statements contained in this Form 10-K under Item 1, in addition to certain statements contained elsewhere in this Form 10-K, including statements qualified by the words "believe," "intend," "anticipate," "expects" and words of similar import, are "forward-looking statements" and are thus prospective. These statements reflect the current expectations of Metal Management, Inc. (herein, "Metal Management," the "Company," "we," "us" or other similar terms) regarding
(i) our future profitability and that of our subsidiaries, (ii) the benefits to be derived from the execution of our industry consolidation strategy and (iii) other future developments in our business or the scrap metals recycling industry. All such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are discussed under the heading "Investment Considerations" in Part I, Item 1 of this Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are one of the largest and fastest growing full-service metals recyclers in the United States, with approximately 50 recycling facilities in 14 states. We enjoy leadership positions in many major metropolitan markets, including Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix and Pittsburgh. Through an equity ownership position in Southern Recycling, L.L.C. ("Southern Recycling"), the largest scrap metals recycler in the Gulf Coast region, we have a leading share of this strategically important market. We also hold leading market positions in several important product segments, including stainless steel, copper and aluminum generated from electric utility applications, and titanium and other high-temperature nickel alloys generated by the aerospace industry. For the year ended March 31, 2000, we sold approximately
5.3 million tons of ferrous scrap and approximately 656.8 million pounds of non-ferrous scrap.

     We have achieved a leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. Since April 1996, we have completed 27 acquisitions and, in the process, added in excess of $900 million in annual revenues. In making acquisitions, we have focused on major metropolitan markets where prime industrial and obsolete scrap (automobiles, appliances and industrial equipment) is readily available and from where we believe we can better serve our customer base. In pursuing this strategy, we have sought to acquire regional platform companies with strong operational management and a history of successful financial performance to serve as platforms into which subsequent acquisitions can be integrated. We believe that through consolidation, we will be able to enhance the competitive position and profitability of the operations we acquire because of broader distribution channels, improved managerial and financial resources, greater purchasing power and increased economies of scale.

     Our operations consist primarily of the collection and processing of ferrous and non-ferrous metals for resale to metals brokers, steel producers, and producers and processors of other metals. We collect industrial scrap and obsolete scrap, process it into reusable forms and supply the recycled metals to our customers, including steel mini-mills, integrated steel mills, foundries, secondary smelters and metals brokers. We believe that we provide one of the most comprehensive offerings of both ferrous and non-ferrous scrap metals in the industry. Our ferrous products primarily include shredded, sheared, hot briquetted, cold briquetted, bundled scrap and other purchased scrap, such as turnings, cast and broken furnace iron. We also process non-ferrous metals, including aluminum, copper, stainless steel, brass, titanium and high temperature alloys, using similar techniques and through application of our proprietary technologies.

     Our common stock, par value $.01 per share ("Common Stock") is traded on the NASDAQ SmallCap Market under the symbol "MTLM." Our principal executive offices are located at 500 North Dearborn Street, Suite 405, Chicago, Illinois 60610, and our telephone number is (312) 645-0700.

INTEGRATION AND BRANDING INITIATIVES

     During the fiscal year ended March 31, 2000 ("Fiscal 2000"), we embarked on a strategy to accelerate the integration of our operating companies and create brand awareness for the Metal Management name. We currently operate our Company as regional operations within a national system of businesses. In Ohio, our Isaac Group and Reserve Iron & Metal companies were consolidated and now operate under the Metal Management Ohio name. In Chicago, our Cozzi Iron & Metal operation changed its name to Metal Management Midwest, and effective April 1, 2000, took operational control of the Chicago facility formerly operated by Reserve Iron & Metal. On the east coast, our Naporano Iron & Metal subsidiary changed its name to Metal Management Northeast, and consolidated its operations with those of Michael Schiavone & Sons of North Haven, Connecticut, which was renamed Metal Management Connecticut.

     In addition, our titanium and high-temperature alloys business, based in Hartford, Connecticut and formerly known as Suisman & Blumenthal, now operates under the Metal Management Aerospace name. During Fiscal 2000, we also completed the integration of our Pittsburgh stainless steel operations by relocating our operations from Heidelberg, Pennsylvania to Elizabeth, Pennsylvania, the location of our Charles Bluestone Company operations. The combined company formed by this consolidation now operates under the name Metal Management Pittsburgh.

     Through our integration efforts, we are also standardizing the reporting systems and business practices of our operations so that we are better able to gauge operating performance. Although, we believe that cost savings from the elimination of redundant functions has been, and will continue to be, an important benefit of consolidation, we expect to realize even greater cost benefits as we implement best management practices across the country. In addition, we believe that our strategy of creating brand awareness for the Metal Management name will help create an awareness by our customers of the size and geographic scope of our operations and the breadth of our product offerings. This will benefit us as our customers consolidate their supplier base to create purchasing efficiencies.

INDUSTRY OVERVIEW

     According to government sources, total revenues generated in the scrap metals recycling industry in 1995 were approximately $20 billion. Although significant consolidation has occurred during the industry in the past several years, the industry remains highly fragmented. The scrap metals industry is comprised of more than 3,000 independent metals recyclers. Many of these companies are family-owned and operate only in local or regional markets. We believe that no single scrap metals recycler has a significant share of the domestic market, although certain recyclers may have significant shares of their local or regional markets. We believe that the consolidation in the scrap metals industry will continue to take place into the foreseeable future because of: (i) the reduction in purchasing, processing, transportation, labor and selling, general and administrative costs associated with large, integrated companies;
(ii) the desire of the owners of closely-held family businesses to gain liquidity by merging with large, public companies while maintaining managerial input; and (iii) the ability of large, public companies to attract the capital necessary to make the significant investments in plant and equipment that are required due to increasingly stringent environmental regulation and the need to upgrade processing facilities.

     Ferrous Scrap Industry. Ferrous scrap, used in most steel making processes, is the primary raw material for mini-mill steel producers that utilize electric arc furnace, or EAF technology. According to industry sources, domestic ferrous scrap purchased is approximately 80 to 85 million tons. Ferrous scrap also sells as a commodity between international markets which are affected by varying economic conditions, changing currency valuations, and the availability of ocean going vessels and their related costs. A recent phenomenon has been the increase in scrap imports from Europe and reduced export opportunities from the United States as a result of a strong U.S. dollar. Demand for processed ferrous scrap is highly dependent on the overall strength of the domestic steel industry, particularly production utilizing EAF technology.

     Much of the growth in the scrap metals industry in recent years has occurred as a result of the proliferation of mini-mill steel producers which utilize EAF technology. EAF production has increased from 14.8 million tons (11.1% of total domestic steel production) in 1966 to 49.5 million tons (46.2% of total domestic steel production) in 1999. We expect this trend to continue in the next few years as several new EAF facilities start production. We believe that as a large, reliable supplier of scrap metals, we are well positioned to benefit from the growth in this industry.

     The growth in EAF production has been fueled by the historically low price of prepared ferrous scrap and faster conversion time to process, which gives EAF producers a product cost advantage over integrated steel producers which operate blast furnaces whose primary raw material feedstock are coke and iron ore. As the price of ferrous scrap metals increase, EAF operators look for alternatives to prepared steel scrap, such as pre-reduced iron pellets or pig iron, to supply their EAF operations. We do not believe that these alternatives to ferrous scrap will replace ferrous scrap in EAF operations, but will merely be used as a supplemental feedstock thereby allowing EAF operators to utilize lower grades of prepared scrap. Additional new EAF mini-mill facilities are being built leading us to expect rising demand for ferrous scrap over the next several years.

     Due to its low price-to-weight ratio, raw ferrous scrap is generally purchased locally from industrial companies, demolition firms, junk yards, railroads, the military, scrap dealers and various other sources, typically in the form of automobile bodies, appliances and structural steel. Ferrous scrap prices are local and regional in nature; however, where there are overlapping regional markets, the prices do not tend to differ significantly between the regions due to the ability of companies to ship scrap cost-effectively from one region to the other. The most significant limitation on the size of the geographic market for ferrous scrap is the transportation cost for the raw or processed scrap. Therefore, large volume scrap processing facilities are typically located on or near key modes of transportation, such as railways, interstate highways or waterways.

     Non-Ferrous Scrap Industry. Non-ferrous metals include aluminum, copper, brass, stainless steel, titanium, high-temperature alloys and other exotic metals. The geographic markets for non-ferrous scrap tend to be larger than those for ferrous scrap due to the higher selling prices of non-ferrous metals, which justify the cost of shipping over greater distances. Non-ferrous scrap is typically sold on a spot basis, either directly or through brokers, to intermediate or end-users, which include smelters, foundries and aluminum sheet and ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of economic activity, with prices generally linked to the price of the primary metal on the London Metals Exchange or COMEX. Suppliers and consumers of non-ferrous metals can also use these exchanges to hedge against future price fluctuations by buying or selling futures contracts.

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

     Non-ferrous scrap is typically generated and supplied to us by: (i) manufacturers and other sources that process or sell non-ferrous metals; (ii) telecommunications, aerospace, defense and recycling companies that generate obsolete scrap consisting primarily of copper wire, used beverage cans and other non-ferrous metal alloys; and (iii) ferrous scrap operations that recover aluminum, zinc, die-cast metal, stainless steel and copper as by-products from processing of ferrous scrap. The most widely recycled non-ferrous metals are aluminum, copper and stainless steel.

RECYCLING OPERATIONS

     Our recycling operations involve buying, processing and selling scrap metals. The principal forms in which scrap metals are generated include industrial scrap and obsolete scrap. Industrial scrap results from residual materials from manufacturing processes. Obsolete scrap consists primarily of residual metals from old or obsolete consumer and industrial products such as appliances and automobiles.

  Ferrous Operations

     Ferrous Scrap Purchasing. We purchase ferrous scrap from two primary sources: (i) manufacturers who generate steel and iron ("industrial scrap"); and
(ii) junkyards, demolition firms, railroads, the military and others who generate steel and iron scrap ("obsolete scrap"). In addition to these sources, we purchase, at auction, furnace iron from integrated steel mills and obsolete steel and iron from government and large industrial accounts. Finally, we purchase materials from small dealers, peddlers and auto wreckers who collect and deliver obsolete scrap directly to our processing facilities. Prices are determined primarily by market demand and the composition, quality, size, and weight of the materials.

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

          Shearing or Cutting. Pieces of oversized ferrous scrap, such as obsolete steel girders and used drill pipes, which are too large for other processing, are cut with hand torches, crane-mounted alligator shears or stationary guillotine shears. After being reduced to specific lengths or sizes, the scrap is then sold to those customers who can accommodate larger materials, such as mini-mills.

          Baling. We process light-gauge ferrous metals such as clips and sheet iron, and by-products from industrial manufacturing processes, such as stampings, clippings and excess trimmings, by baling these materials into large, uniform blocks. We use cranes, front-end loaders and conveyors to feed the metal into hydraulic presses, which compress the materials into uniform blocks at high pressure.

          Briquetting. We process borings and turnings made of steel and iron into briquettes using both hot and cold briquetting methods, and subsequently sell these briquettes to steel mills or foundries. We possess the technology to control the metallurgical content of briquettes to meet customer specifications. The majority of our cold briquetting capacity is located at our Metal Management Ohio facility in Defiance, Ohio.

          Breaking of Furnace Iron. We process furnace iron which includes blast furnace iron, steel pit scrap, steel skulls and beach iron. Large pieces of iron are broken down by the impact of forged steel balls dropped from cranes. The fragments are then sorted and screened according to size and iron content.

     Ferrous Scrap Sales. We sell processed ferrous scrap to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for other large users. Most of our customers purchase processed ferrous scrap according to a negotiated sales contract which establishes the quantity purchased for the month. The price we charge for ferrous scrap depends upon market demand, as well as quality and grade of the scrap. We believe profitability may be enhanced by offering a broad product line to our customers. We believe that our consolidation strategy will allow us to be a premier supplier of scrap, since we will be able to fill larger quantity orders due to increased ability to secure large amounts of raw materials.

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

     We also produce non-ferrous scrap as a by-product from our ferrous scrap processing operations. Non-ferrous scrap is recovered from our ferrous operations through two primary activities: (i) non-ferrous materials, generally a mixture of aluminum, zinc, die-cast metal, stainless steel and copper, are recovered as a by-product of the shredding process; and (ii) non-ferrous materials are identified visually and by using magnetic forces.

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

     Non-Ferrous Scrap Processing. We prepare non-ferrous scrap metals, principally stainless steel, copper and aluminum, for resale by sorting, shearing, cutting, chopping or baling.

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

          Aluminum and Stainless Steel. We process aluminum and stainless steel based on the size of the pieces and customer specifications. Large pieces of aluminum or stainless steel are cut using crane-mounted alligator shears and stationary guillotine shears and are baled along with small aluminum or stainless steel stampings to produce large bales of aluminum or stainless steel. Smaller pieces of aluminum and stainless steel are repackaged to meet customer specifications.

          Other Non-Ferrous Materials. We process other non-ferrous metals using similar cutting, baling and repacking techniques as used to process aluminum. Other significant non-ferrous metals we process are titanium, brass and high-temperature alloys.

     Non-Ferrous Scrap Sales. We sell processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. Prices for the majority of non-ferrous scrap metals change based upon the daily publication of spot and futures prices on the COMEX or London Metals Exchange.

SEASONALITY AND OTHER CONDITIONS

     We believe that our operations can be adversely affected by protracted periods of inclement weather or reduced levels of industrial production, which could reduce the volume of material processed at our facilities. In addition, periodic maintenance shutdowns or labor disruptions by our larger customers may have a temporary adverse impact on our operations.

CORPORATE HISTORY

     Our predecessor was incorporated on September 24, 1981 as a California corporation under the name General Parametrics Corporation, and was reincorporated as a Delaware corporation in June 1986 under the same name. Prior to April 1996, we manufactured and marketed color thermal and dye sublimation printers and related consumables, including ribbons, transparencies and paper. We sold this business in two separate transactions in July and December of 1996 for $1.3 million in cash and future royalty streams which were concluded in Fiscal 2000. On April 12, 1996, we changed our name to "Metal Management, Inc."

EMPLOYEES

     As of March 31, 2000, we employed 1,886 persons, 752 of whom were covered by collective bargaining agreements. Our management believes that we have good relations with our employees.

RESEARCH AND DEVELOPMENT

     Our expenditures on research and development have not been material for any of the years ended March 31, 2000, 1999 and 1998, and we are not currently involved in any significant research and development projects.

CAPITAL EXPENDITURES

     The scrap metals recycling business is capital intensive. In the fiscal year ended March 31, 2000, we invested approximately $10.0 million for replacement of equipment and expansion of our operations.

SIGNIFICANT CUSTOMERS

     For the year ended March 31, 2000, our 10 largest customers represented approximately 32% of consolidated net sales. These customers comprised approximately 38% of our accounts receivable balance at March 31, 2000. No single customer accounted for more than 10% of our consolidated net sales. The loss of any one of our significant customers could have a material adverse effect on our results of operations and financial condition.

COMPETITION

     The markets for scrap metals are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. With regard to the purchase of raw scrap, we compete with numerous independent recyclers, as well as smaller scrap companies engaged only in collecting industrial scrap. Successful procurement of materials is determined primarily on the price offered by the purchaser for the raw scrap and the proximity of the processing facility to the source of the raw scrap. With regard to the sale of processed scrap, we compete with other regional and local scrap metals recyclers. Competition for sales of processed scrap is based primarily on the price and quality of the scrap metals, as well as the level of service provided in terms of reliability and timing of delivery. We believe that our ability to handle substantial volumes, broad product line, geographic diversity and ability to provide value-added services provide us with a competitive advantage.

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

BACKLOG

     The processing time for scrap metals is generally sufficiently short so as to permit us to fill orders for most of our products in a period of time which is generally less than thirty days. Accordingly, we do not consider backlog to be material to our business.

PATENTS AND TRADEMARKS

     Although we and our subsidiaries own certain patents and trademarks, we do not believe that our business is dependent on its intellectual property rights.

INVESTMENT CONSIDERATIONS

     In the normal course of our business, we, in an effort to help keep stockholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by us, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. The words "expect," "believe," "anticipate," "project," "estimate" and similar expressions are intended to identify forward-looking statements. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. All phases of our operations are subject to a number of uncertainties, risks, and other influences, many of which are outside our control and any one of which, or a combination of which, could materially affect our financial condition or results of operations, the trading price of our Common Stock, and whether the forward-looking statements we make ultimately prove to be accurate.

     The following discussion outlines certain factors that could affect our financial condition, results of operations or future prospects and cause them to differ materially from those that may be set forth in forward-looking statements we make or are made on our behalf.

     Leverage.

     We are highly leveraged. As of March 31, 2000, we had $384.7 million of debt outstanding. Subject to certain restrictions, exceptions and financial tests set forth in the Indenture governing our Senior Subordinated Notes (hereinafter defined), the Indenture governing our Senior Secured Notes (hereinafter defined) and in our Senior Credit Facility, we may incur additional indebtedness in the future. The degree to which we are leveraged could have important negative consequences to the holders of our securities, including, the following:

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

     We can give you no assurance that our business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable us to service our indebtedness, or make necessary capital expenditures. For a description of the instruments governing our indebtedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Part II,
Item 7 of this Report.

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

     The operating results of the scrap metals recycling industry in general, and our operations specifically, are highly cyclical in nature. They tend to reflect and be amplified by general economic conditions, both domestically and internationally. Historically, in periods of national recession or periods of slowing economic growth, the operations of scrap metals recycling companies have been materially and adversely affected. For example, during recessions or periods of slowing economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum. This leads to significant fluctuations in demand and pricing for our products. Future economic downturns in the national and international economy would likely materially and adversely affect our results of operations and financial condition. Our ability to withstand significant economic downturns in the future will depend in part on our level of capital and liquidity.

     Our business can also be adversely affected by increases in steel imports into the United States which generally have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals. For example, beginning in July 1998, the domestic steel industry and, in turn, the metals recycling industry suffered a dramatic and precipitous collapse, resulting in a significant decline in the price and demand for scrap metals. The decline in the steel and scrap metal sectors was the result, in large part, of the increase in steel imports flowing into the United States during the last six months of 1998. Our results of operations were adversely impacted by reduced steel production in the United States during the year ended March 31, 1999.

 Our inability to control or manage growth effectively or to successfully integrate new businesses into our operations would have a material adverse effect on our results of operations and financial condition.

     We intend to continue to pursue mergers and acquisitions. We cannot assure you that we will be successful in acquiring other entities or that we will be able to effectively manage those acquired entities. Our ability to achieve our expansion objectives and to manage our growth effectively depends on a variety of factors, including:

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

  Prices of commodities we own may be volatile.

     Although we have a stated objective to turn over our inventory of raw or processed scrap metals as rapidly as possible, we are exposed to commodity price risk during the period that we have title to products that are held in inventory for processing and/or resale. Prices of commodities, including scrap metals, can be volatile due to numerous factors beyond our control, including general economic conditions; labor costs; competition; the availability of imports; availability and relative pricing of scrap metal substitutes; import duties; tariffs and currency exchange rates. In an increasing price environment, competitive conditions may limit our ability to pass on price increases to our customers. In a decreasing price environment, we may not have the ability to fully recoup the cost of raw scrap we process and sell to our customers. The lack of long-term sale agreements with our significant customers may exacerbate this risk.

  Our operations present significant risk of injury or death.

     Because of the heavy industrial activities conducted at our facilities, there exists a risk of injury or death to our employees or other visitors of our operations, notwithstanding the safety precautions we take. During the past three years, one accidental employee death and a number of serious accidental injuries, have occurred at our facilities. Our operations are subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration ("OSHA"). We, or our predecessor, have been fined in regard to some of these incidents. We cannot assure you that we will be able to avoid material liabilities for any employee death or injury that may occur in the future or that these types of incidents may not have a material adverse effect on our financial condition.

  We may not be able to negotiate future labor contracts on favorable terms.

     Many of our active employees are represented by various labor unions, including the Teamsters Union, the United Steel Workers Union and the United Auto Workers. As our agreements with those unions expire, we cannot assure you that we will be able to negotiate extensions or replacements on terms favorable to us, or at all, or that we will be able to avoid strikes, lockouts or other labor actions from time to time. We cannot assure you that new labor agreements will be reached with our unions as those labor contracts expire. Any labor action resulting from the failure to reach an agreement with one of our unions may have a material adverse effect on our results of operations.

 The loss of any member of our senior management team or a significant number of our managers could have a material adverse effect on our operations.

     Our operations to date have depended in large part on the skills and efforts of our senior management team, including Albert A. Cozzi, our Chairman and Chief Executive Officer, and Michael W. Tryon our President and Chief Operating Officer. In addition, we rely substantially on the experience of the management of our subsidiaries with regard to day-to-day operations. While we have employment agreements with Messrs. Cozzi and Tryon and certain members of our management team at the subsidiary level, we cannot assure you that we will be able to retain the services of any of those individuals. The loss of any member of our senior management team or a significant number of managers could have a material adverse effect on our operations.

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

     Our ten largest customers represented approximately 32% of consolidated net sales in Fiscal 2000. Accounts receivable balances from these customers represented approximately 38% of consolidated accounts receivable at March 31, 2000. The loss of any significant customers could adversely affect our results of operations or financial condition.

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

     During periods of high demand for scrap metals a tightness can develop in the supply and demand balance for ferrous scrap. The relative scarcity of ferrous scrap, particularly the "cleaner" grades, and its high price during such periods have created opportunities for producers of alternatives to scrap metals, such as pig iron and direct reduced iron pellets. Although these alternatives have not been a major factor in the industry to date, we cannot assure you that the use of alternatives to scrap metals will not proliferate if the prices for scrap metals rise or if the levels of available unprepared ferrous scrap decrease.

 Our operations are subject to stringent regulations, particularly under applicable environmental laws.

     We are subject to comprehensive local, state, federal and international statutory and regulatory requirements relating to, among others:

     - the acceptance, storage, treatment, handling and disposal of waste;

     - the discharge of materials into air;

     - wastewater and storm water regulation;

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

     Regulatory or technological developments relating to the environment may require companies engaged in the scrap metals recycling industry to modify, supplement or replace equipment and facilities at costs which may be substantial. Because the scrap metals recycling industry has the potential for discharge of regulated materials into the environment, we expect a material portion of our capital expenditures to relate, directly or indirectly, to environmental-related equipment and facilities. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and regulations, and enforcement policies will require even more significant capital investments in this regard. Expenditures for environmentally related capital improvements were not material for the year ended March 31, 2000. However, there can be no assurance that this will be the case in the future.

     Incompleteness of Site Investigations. As part of our pre-transaction "due diligence" investigations, we typically hire an environmental consulting firm to conduct pre-transaction screen reviews, or Phase I and/or Phase II site assessments of the sites owned or leased by particular acquisition or merger candidates. However, these pre-transaction reviews and site assessments have not covered all of the sites owned or leased by the companies which are acquired by us. Moreover, those pre-transaction reviews and site assessments which have occurred have not been designed or expected (and will not in the future be designed or expected) to disclose all material contamination or liability that may be present. For example, we have not included soil sampling or core borings as a standard part of many pre-transaction reviews and site assessments that we have conducted, even though such sampling and core borings might have increased the chances of finding contamination on a particular site. Failure to conduct soil sampling and core borings on a particular site could result in us failing to identify a seriously contaminated site prior to an acquisition or merger.

     Likelihood of Contamination at Some Sites. Pre-transaction reviews and site assessments of our current sites conducted by independent environmental consulting firms have revealed that some soil, surface water and/or groundwater contamination, including various metals, arsenic, petrochemical byproducts, waste oils, polychlorinated biphenyls, volatile organic compounds and baghouse dust, is likely to be present at certain of these sites, and have recommended that we conduct additional investigations and remediation. Based on our review of these reports, we believe that it is likely that contamination at varying levels exists at our sites, and some of our sites will require additional investigation, monitoring and remediation.

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

     We expect to require future cash outlays as we incur the actual costs relating to the remediation of environmental liabilities. The incurrence of the costs may have a material adverse effect on our results of operations and financial condition. In this regard, we have established an overall reserve of $1.4 million at March 31, 2000 for environmental liabilities that have been identified and quantified.

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

     Lack of Environmental Impairment Insurance. In general, our subsidiaries do not carry environmental impairment liability insurance. If one or more of our subsidiaries were to incur significant liability for environmental damage not covered by environmental impairment insurance, our results of operations and financial condition could be materially adversely affected.

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

 We have an accumulated deficit and have incurred significant losses

     We have incurred pre-tax losses from continuing operations of approximately $118.2 million since April 1, 1997. At March 31, 2000, we had an accumulated deficit of $95.8 million. Although we do not expect losses in the future, we cannot assure you that we will not incur further losses.

ITEM 2.  PROPERTIES

     Our facilities generally are comprised of:

     - processing areas;

     - administrative offices;

     - warehouses for the storage of repair parts and certain types of raw and processed scrap;

     - covered and open storage areas for raw and processed scrap;

     - machine or repair shops for the maintenance and repair of vehicles and equipment;

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

     The following table sets forth information regarding our principal properties:

                                                                                   APPROXIMATE   LEASED/
                    LOCATION                                 OPERATIONS            SQUARE FEET    OWNED
                    --------                                 ----------            -----------   -------
Metal Management, Inc.
  500 N. Dearborn St., Chicago, IL...............  Corporate Office                    11,200    Leased
Metal Management Aerospace, Inc.
  500 Flatbush Ave., Hartford, CT................  Office/Processing                1,481,040    Leased
Metal Management Alabama, Inc.
  2020 Vanderbilt Rd., Birmingham, AL............  Office/Shear/Granulator          1,150,073     Owned
  2222A Vanderbilt Rd., Birmingham, AL...........  Granulator                          25,000    Leased
Metal Management Arizona, L.L.C.
  3640 S. 35th Ave., Phoenix, AZ.................  Office/Shear/Shredder/Baler      1,121,670    Leased
  301 19th Ave., Phoenix, AZ.....................  Baler/Warehouse                     92,924    Leased
  320 S. 19th Ave., Phoenix, AZ..................  Shredder/Shear                     345,010    Leased
  1525 W. Miracle Mile, Tucson, AZ...............  Shredder/Shear                     513,569    Leased
Metal Management Connecticut, Inc.
  234 Universal Drive, North Haven, CT...........  Office/Shredder/Baler/Shear      1,089,000     Owned

                                                                                   APPROXIMATE   LEASED/
                    LOCATION                                 OPERATIONS            SQUARE FEET    OWNED
                    --------                                 ----------            -----------   -------
Metal Management Indiana, Inc.
  3601 Canal St., East Chicago, IN...............  Maintenance/Balers(2)/Shear        588,784     Owned
  77 E. Railroad St., Mononghahela, PA...........  Office/Warehouse/Baler/Shear       174,240     Owned
Metal Management Memphis, L.L.C.
  540 Weakly St., Memphis, TN....................  Office/Maintenance                 178,596     Owned
  526 Weakly St., Memphis, TN....................  Warehouse/Baler/Shear/Shredder     768,616     Owned
  1270 N. Seventh St., Memphis, TN...............  Warehouse/Baler                    351,399     Owned
Metal Management Midwest, Inc.
  2232 S. Blue Island Ave., Chicago, IL..........  Office                              10,095     Owned
  2305 S. Paulina St., Chicago, IL...............  Maintenance/Shredder               392,040     Owned
  2500 S. Paulina St., Chicago, IL...............  Office/Warehouse/Shear             168,255     Owned
  2425 S. Wood St., Chicago, IL..................  Office/Warehouse/Baler             103,226     Owned
  2451 S. Wood St., Chicago, IL..................  Office/Maintenance                 178,596     Owned
  350 N. Artesian Ave., Chicago, IL..............  Office/Maintenance/Shredder        348,480     Owned
  1509 W. Cortland St., Chicago, IL..............  Warehouse                          162,540     Owned
  1831 N. Elston Ave., Chicago, IL...............  Warehouse                           35,695     Owned
  26th and Paulina Streets, Chicago, IL..........  Office/Maintenance/Baler/          323,848     Owned
                                                   Crusher
  9331 S. Ewing Ave., Chicago, IL................  Office/Maintenance/Shredder        293,087     Owned
  3200 E. 96th St., Chicago, IL..................  Office/Maintenance/Eddy            364,969     Owned
                                                   Current Separation System
  3151 S. California Ave., Chicago, IL...........  Office/Maintenance/Shredder        513,500    Leased
  1000 N. Washington, Kankakee, IL...............  Office/Maintenance/Warehouse       217,800     Owned
  564 N. Entrance Ave., Kankakee, IL.............  Office/Warehouse                   206,910     Owned
  1201 W. 138th St., Riverdale, IL...............  Office/Warehouse/Dismantling         9,000    Leased
  320 Railroad St., Joliet, IL...................  Feeder Yard                         43,760    Leased
  12701 S. Doty Ave., Chicago, IL................  Shear/Iron Breaking                784,080    Leased
Metal Management Mississippi, LLC
  120-121 Apache Dr., Jackson, MS................  Office/Processing                   74,052     Owned
Metal Management Northeast, Inc.
  Foot of Hawkins St., Newark, NJ................  Office/Baler/Shear                 382,846     Owned
  252-254 Doremus Ave., Newark, NJ...............  Shredder/Processing                384,000     Owned
  Port of Newark, Newark, NJ.....................  Barge & Ship                       839,414    Leased
                                                   Terminal/Stevedoring
Metal Management Ohio, Inc.
  Rte. 281 East, Defiance, OH....................  Office/Maintenance/Briquetting   3,267,000     Owned
  1645 Indian Wood Circle, Maumee, OH............  Office                              24,000    Leased
  715 E. Perry St., Bryan, OH....................  Warehouse/Briquetting              187,308     Owned
  15360 State Rte. 613 East, Paulding, OH........  Office/Warehouse                   130,680    Leased
  18899 Snow Rd., Brook Park, OH.................  Office/Maintenance/Briquetting   1,437,480     Owned
  4431 W. 130th St., Cleveland, OH...............  Office/Iron Breaking/Aluminum    2,178,000    Leased
Metal Management Pittsburgh, Inc.
  2045 Lincoln Blvd., Elizabeth, PA..............  Office/Processing                  423,054     Owned
Metal Management Stainless & Alloy, Inc.
  6660 S. Nashville Ave., Bedford Park, IL.......  Office/Warehouse/Baler             304,223     Owned
Metal Management West, Inc.
  5601 York St., Denver, CO......................  Office/Shredder                    392,040     Owned
  3260 W. 500 South St., Salt Lake City, UT......  Office/Shredder                    435,600     Owned
  2690 East Las Vegas St., Colorado Springs,       Feeder Yard                        522,720     Owned
    CO...........................................

                                                                                   APPROXIMATE   LEASED/
                    LOCATION                                 OPERATIONS            SQUARE FEET    OWNED
                    --------                                 ----------            -----------   -------
Proler Southwest Inc.
  90 Hirsch Rd., Houston, TX.....................  Office/Warehouse/Processing        378,972     Owned
                                                   Office/Warehouse/Barge
  15-21 Japhet, Houston, TX......................  Terminal/Processing              1,960,200    Leased
The MacLeod Companies
  833 W. 182nd St., Gardena, CA..................  Warehouse/Processing                 4,700    Leased
  1022 W. Lomita Blvd., Harbor City, CA..........  Warehouse                           19,223    Leased
  9309 Rayo Ave., Southgate, CA..................  Office/Warehouse/Processing        304,920     Owned

     We believe that our facilities are suitable for their present and intended purposes and that we have adequate capacity for our current levels of operation.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims applicable to our operations. There are presently no legal proceedings pending against us which, in the opinion of our management, is likely to have a material adverse effect on our business, financial position or results of operations. However, we are involved in the litigation as described below.

     On July 24, 1998, the City of Chicago brought suit against Cozzi Iron & Metal (now Metal Management Midwest, Inc.) alleging that each of its seven scrap metal processing facilities within the City was operating in violation of various ordinance provisions and causing a public nuisance threatening the health and safety of residents (City of Chicago v. Cozzi Iron & Metal., 98 CH 9801, Circuit Court, Cook County, Chancery Division). The parties recently settled this matter amicably, and the court entered a consent decree on April 18, 2000. The settlement does not require us to pay a penalty. However, we have agreed to make certain investments which are intended as operational and physical changes to plant and equipment. The planned investments are intended to ensure the protection of public health, welfare and the environment, and to continue our development of management practices that promote responsible environmental operations. The investments will be capitalized as improvements to facilities and are not expected to be material to our financial condition.

     In February 1999, a superseding indictment was issued by a federal grand jury against Newell Recycling of Denver, Inc. (now Metal Management West, hereinafter "Newell") alleging that Newell knowingly endangered employees by illegally storing an ignitable hazardous waste, namely discarded gasoline, and also illegally disposing of discarded gasoline in violation of the Resource Conservation and Recovery Act of 1976, as amended. Two former employees and one current employee of Newell were charged with illegal storage and disposal of discarded gasoline. The allegations relate to a fire at Newell's facility in Denver, Colorado on October 30, 1995, before Newell was purchased by us, in which three employees were burned when entering a pit below an automobile shredder. The indictment also alleges that liquid waste from the pit was pumped and disposed of on the ground at the facility. Based on the current indictment, the maximum potential statutory fine for the alleged acts is $1,350,000. The prior owner of Newell is contractually obligated to indemnify us for any liabilities resulting from this matter. The defendants have submitted motions to dismiss the indictment, which motions are still pending.

     The Connecticut Department of Environmental Protection ("DEP") recently inspected the North Haven, Connecticut facility (the "facility") of Metal Management Connecticut and alleged that certain contaminants have been and continue to be released from the facility into the environment, including oily material and certain metals. The DEP has informed us that it intends to require an environmental investigation of the facility to determine the source of the contaminants and the remediation of the contaminant source areas to appropriate levels. The facility was acquired from Michael Schiavone & Sons, Inc. and related companies ("Schiavone") on July 1, 1998, pursuant to an asset purchase agreement (the "Agreement"). The DEP has also informed us that it believes that Schiavone failed to comply with

Connecticut's Transfer Act, Conn.Gen.Stat. sec. 22a-134 et seq., at the time of the sale; in particular, the DEP's position is that Schiavone should have conducted a formal investigation of the facility at the time of the sale and reported the results to the DEP.

     At this stage, it is not possible to predict the cost of any required investigation and/or remediation at the facility. The Agreement contains provisions pursuant to which we intend to seek indemnification from Schiavone for some or all of the claims and liabilities arising from this matter and that arose before the closing date. On April 7, 2000, we gave written notification to Schiavone that we intend to seek indemnification for the potential environmental liabilities identified at the facility, including the potential DEP-required investigation and remediation and the removal of certain underground storage tanks, and the disposal of several drums of nickel-cadmium powder. On May 2, 2000, Schiavone denied that it was responsible for indemnification, claiming among other arguments that the notification was premature because the liabilities were still potential in nature and therefore no "loss" had occurred, and that at least some of the environmental liabilities did not predate the closing date.

     Metal Management Midwest, Inc. operates seven facilities in the Chicago area (the "MMMI Facilities") which have been the subject to a series of inspections dating back to the mid-1990s by, among other agencies, the United States Environmental Protection Agency ("USEPA") pursuant to the so-called Greater Chicagoland Initiative to perform multimedia and multi-agency inspections of scrap yards in the Chicago Area (the "USEPA Initiative"). The USEPA Initiative included the MMMI Facilities and inspections have occurred since 1997. In addition, the MMMI Facilities have responded to multiple document requests.

     In a letter dated January 10, 2000, USEPA alleged that certain of the MMMI Facilities had violated certain provisions of the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Oil Pollution Standards and the Toxic Substances Control Act. MMMI has initiated a dialogue with the USEPA to respond to USEPA's allegations, however, the negotiations have reached an impasse. USEPA has informed us that the matter will be referred to the Department of Justice. We intend to vigorously defend this matter. However, as with any litigation matter, outcomes are uncertain until definitive settlement terms are reached or the case is litigated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the fourth quarter of Fiscal 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Our Common Stock, traded under the symbol "MTLM," has traded on the NASDAQ SmallCap Market since May 28, 1999. Previously, our Common Stock traded on the NASDAQ National Market. The following table sets forth the high and low bid information for our Common Stock for the periods indicated. They reflect inter-dealer prices, without retail mark-up, mark-down or commission.

                                                                HIGH      LOW
                                                                ----      ---

FISCAL 2000 (YEAR ENDED 3/31/00)
Fourth Quarter..............................................    $3.94    $2.00
Third Quarter...............................................     4.25     1.28
Second Quarter..............................................     1.84     1.09
First Quarter...............................................     2.97     1.06

FISCAL 1999 (YEAR ENDED 3/31/99)
Fourth Quarter..............................................    $4.50    $1.22
Third Quarter...............................................     4.38     1.38
Second Quarter..............................................    10.75     2.13
First Quarter...............................................    15.44     9.88

     As of March 31, 2000, we had 671 registered stockholders based on our transfer agent's records. On March 31, 2000, the closing price per share of our Common Stock as reported on the NASDAQ SmallCap Market was $2.22 per share.

     We have not paid any cash dividends since August 31, 1995. We presently have no intention of paying dividends in the foreseeable future and intend to utilize our cash for business operations. In addition, we are restricted from paying cash dividends under our debt agreements.

UNREGISTERED SALES OF SECURITIES

     In November 1999, we issued 347,706 shares of Common Stock to National Metals Company in exchange for certain assets of National Metals Company. The fair value of the Common Stock was approximately $0.5 million.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our selected consolidated financial data for the periods indicated. The information contained in this table should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included in Part IV, Item 14 of this Report. The historical data has been restated to reflect our merger, on May 28, 1998, with R & P Holdings, Inc. as a pooling-of-interests. The financial data included in the table below reflect the results of the our prior operations of designing, manufacturing and marketing electronic presentation products and color printers and related consumable products as discontinued operations. We sold the assets relating to these operations in July and December 1996. For information regarding our principal acquisitions and divestitures, see notes 2 and 4 to the consolidated financial statements included in Part IV,

Item 14 of this Report. The historical results are not necessarily indicative of results to be expected for any future period.

                                                                 FIVE MONTHS
                                               FISCAL YEAR          ENDED                   FISCAL YEARS
                                            ENDED OCTOBER 31,     MARCH 31,               ENDED MARCH 31,
                                            -----------------    -----------    ------------------------------------
                                                  1995              1996         1997      1998      1999      2000
                                                  ----              ----         ----      ----      ----      ----
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales...............................         $112.8            $ 36.3       $141.8    $570.0    $805.3    $915.1
Gross profit............................            7.8               1.4         11.4      52.1      65.2     110.0
General and administrative expenses.....            6.3               2.3         10.4      28.2      56.4      55.0
Depreciation and amortization...........            0.1               0.1          2.5      10.1      25.6      27.2
Non-cash and non-recurring
  expenses(1)...........................            0.0               0.0          0.0      43.5      16.2       5.0
Operating income (loss) from continuing
  operations............................            1.4              (1.0)        (1.5)    (29.7)    (33.0)     22.8
Interest expense........................            1.2               0.5          2.3      10.0      31.3      38.0
Income (loss) from continuing
  operations............................            1.1              (0.9)        (2.1)    (34.4)    (47.0)    (12.3)
Income (loss) from discontinued
  operations............................           (2.7)              0.0          0.8       0.2       0.1       0.4
Extraordinary charge(2).................            0.0               0.0          0.0       0.0       0.9       0.0
Preferred stock dividends(3)............            0.0               0.0          0.0       7.1       1.8       2.0
Net income (loss) applicable to Common
  Stock.................................           (1.6)             (0.9)        (1.3)    (41.3)    (49.7)    (13.9)
Income (loss) from continuing operations
  applicable to Common Stock:
  Basic.................................         $ 0.18            $(0.15)      $(0.21)   $(2.00)   $(1.22)   $(0.27)
  Diluted...............................         $ 0.18            $(0.15)      $(0.21)   $(2.00)   $(1.22)   $(0.27)
  Cash dividends per common share.......         $ 0.15            $ 0.00       $ 0.00    $ 0.00    $ 0.00    $ 0.00
BALANCE SHEET DATA:
Working capital (deficit)...............         $ 11.1            $ 11.1       $ (9.7)   $101.6    $ 85.9    $140.4
Total assets............................           39.1              31.7         94.7     497.2     667.7     711.0
Total debt (including current
  maturities)...........................           17.6              11.6         48.1     151.5     335.5     384.7
Convertible preferred stock.............            0.0               0.0          0.0      33.0      20.0       6.3
Common stockholders' equity.............           12.6              12.4         27.2     215.4     219.2     215.8

---------------

(1) Non-cash and non-recurring expenses of $43.5 million for Fiscal 1998 consisted of non-cash warrant compensation expense of $30.6 million and facility abandonment, shut-down and integration charges of $12.9 million. Non-cash and non-recurring expenses of $16.2 million for Fiscal 1999 consisted of non-cash warrant compensation income of $6.8 million, merger related costs of $3.2 million, loss on the Superior Forge, Inc. disposition of $6.8 million and facility abandonment and integration charges of $13.0 million. Non-cash and non-recurring expenses of $5.0 million for Fiscal 2000 primarily relate to termination agreements with two of our former officers.

(2) Extraordinary charge in Fiscal 1999 relates to prepayment penalties, fees, and other costs incurred to refinance debt, net of related income tax benefit.

(3) Fiscal 1998 includes a $5.6 million non-cash charge for the beneficial conversion feature of the preferred stock. Fiscal 2000 includes $1.2 million in special dividends paid in connection with the redemption of $5.0 million of Series A and Series convertible preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-K which address activities, events or developments that the we expect or anticipate will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. See "Investment Considerations" included in Part I, Item 1 of this Report for a discussion of the factors that could have a significant impact on our financial condition or results of operations.

     The purpose of the following discussion is to facilitate the understanding and assessment of significant changes and trends related to our results of operations and financial condition, including changes arising from recent acquisitions made by us, the timing and nature of which have significantly effected the our results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part IV, Item 14 of this Report.

GENERAL

     We are one of the largest and fastest-growing full-service metals recyclers in the United States, with approximately 50 recycling facilities in 14 states. We enjoy a leadership position in many major metropolitan markets, including Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix and Pittsburgh. Through an equity ownership position in Southern Recycling, L.L.C. ("Southern Recycling"), the largest scrap metals recycler in the Gulf Coast region, we have a leading share of this strategically important market. We also hold leading market positions in several important product segments, including stainless steel, copper and aluminum generated from electric utility applications and titanium and other high-temperature nickel alloys generated by the aerospace industry. For the year ended March 31, 2000, we sold approximately
5.3 million tons of ferrous scrap and approximately 656.8 million pounds of non-ferrous scrap.

     We have achieved a leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. Since April 1996, we have completed 27 acquisitions and, in the process, added in excess of $900 million in revenues. In making acquisitions, we have focused on major metropolitan markets where prime industrial and obsolete scrap (automobiles, appliances and industrial equipment) is readily available and from where we believe we can better serve our customer base. In pursuing this strategy, we have sought to acquire regional platform companies with strong operational management and a history of successful financial performance to serve as platforms into which subsequent acquisitions can be integrated. We believe that through consolidation, we will be able to enhance the competitive position and profitability of the operations we acquire because of broader distribution channels, improved managerial and financial resources, greater purchasing power and increased economies of scale.

     Our operations consist primarily of the collection and processing of ferrous and non-ferrous metals for resale to metals brokers, steel producers, and producers and processors of other metals. We collect industrial scrap and obsolete scrap, process it into reusable forms and supply the recycled metals to our customers, including steel mini-mills, integrated steel mills, foundries, secondary smelters and metals brokers. We believe that we provide one of the most comprehensive offerings of both ferrous and non-ferrous scrap metals in the industry. Our ferrous products primarily include shredded, sheared, hot briquetted, cold briquetted and bundled scrap and other purchased scrap, such as turnings, cast and broken furnace iron. We also process non-ferrous metals, including aluminum, copper, stainless steel, brass, titanium and high temperature alloys, using similar techniques and through application of our proprietary technologies.

     Our common stock, par value $.01 per share ("Common Stock"), is traded on the NASDAQ SmallCap Market under the symbol "MTLM." Our principal executive offices are located at 500 North Dearborn Street, Suite 405, Chicago, Illinois 60610, and our telephone number is (312) 645-0700.

RESULTS OF OPERATIONS

     On May 28, 1998, we merged with R&P Holdings, Inc., ("R&P") the parent of Charles Bluestone Company, through a tax-free, stock-for-stock exchange. The merger was accounted for as a pooling of interests. All information set forth below includes our historical information and R&P on a pooled basis for all periods presented.

     Our consolidated net sales consist primarily of revenues derived from the sale and brokerage of scrap metals. We recognize revenues from processed product sales at the time of shipment. Revenues related to brokerage sales are recognized upon receipt of the material by the customer.

     Cost of sales consists primarily of the cost of metals sold, direct and indirect labor and related taxes and benefits, repairs and maintenance, utilities and freight.

     General and administrative expenses include management salaries, clerical and administrative costs, professional services, facility rentals and related insurance and utility costs, as well as costs related to our marketing and business development activities.

     Non-cash and non-recurring expenses include costs recognized relating to issuances of warrants, one-time merger related costs, loss on sale of businesses, facility abandonment, shut-down and integration costs, including long-lived asset impairment charges, severance and other facility closure costs.

     Other income and expense consists principally of interest expense, interest income, gains or losses on the sale of fixed assets, and income and losses from joint ventures, which represent an allocation of income and losses attributable to investments made by us in joint ventures. The joint ventures are accounted for under the equity method of accounting.

     Our results of operations for the fiscal year ended March 31, 2000 ("Fiscal 2000") represented a substantial recovery from our results of operations during the fiscal year ended March 31, 1999 ("Fiscal 1999"). Our results in Fiscal 1999 were negatively impacted by the adverse market conditions prevalent in the steel and scrap metals sectors. These market conditions were characterized by a significant decline in the price and demand for scrap metals. This decline resulted in large part from the increase in steel imports flowing into the United States during the last six months of 1998.

     Our results in Fiscal 2000 benefited from improved demand and pricing in the scrap metals markets and cost cutting initiatives implemented in Fiscal 1999 and 2000. We believe that the improved demand and pricing fundamentals demonstrated in Fiscal 2000 represents the beginning of a return to more normalized market conditions in the scrap metals industry. We believe that as a result of the cost cutting initiatives undertaken during the adverse market conditions, we are well positioned to benefit from improving market conditions.

     The following table presents certain items from our statements of operations as a percentage of net sales for Fiscal 2000, Fiscal 1999 and Fiscal 1998 (year ended March 31, 1998):

                                                                   2000        1999        1998
                                                                   ----        ----        ----
Net sales...................................................       100.0%      100.0%      100.0%
Cost of sales...............................................        88.0%       91.9%       90.9%
                                                                   -----       -----       -----
Gross profit................................................        12.0%        8.1%        9.1%
Operating expenses:
  General and administrative................................         6.0%        7.0%        4.9%
  Depreciation and amortization.............................         3.0%        3.2%        1.8%
  Non-cash and non-recurring expenses.......................         0.5%        2.0%        7.6%
Operating income (loss) from continuing operations..........         2.5%       (4.1)%      (5.2)%
  Interest expense..........................................         4.2%        3.9%        1.8%
Loss from continuing operations.............................        (1.3)%      (5.8)%      (6.0)%

  Fiscal 2000 compared to Fiscal 1999

     Consolidated net sales for Fiscal 2000 and Fiscal 1999 in broad product categories were as follows (in millions):

                                                           2000                          1999
                                                --------------------------    --------------------------
                                                            NET                           NET
                                                WEIGHT     SALES       %      WEIGHT     SALES       %
                                                ------     -----       -      ------     -----       -
COMMODITY (WEIGHT IN THOUSANDS)
Ferrous metals (tons).......................      4,350    $482.6     52.7      3,795    $407.3     50.6
Non-ferrous metals (lbs)....................    583,860     288.6     31.5    535,883     246.1     30.6
Brokerage-ferrous (tons)....................        999     103.6     11.3      1,157     114.1     14.2
Brokerage-nonferrous (lbs)..................     72,906      20.5      2.3     91,360      23.6      2.9
Other.......................................         --      19.8      2.2         --      14.2      1.7
                                                           ------    -----               ------    -----
                                                           $915.1    100.0               $805.3    100.0
                                                           ======    =====               ======    =====

     Consolidated net sales increased $109.8 million (13.6%) to $915.1 million in Fiscal 2000 from $805.3 million in Fiscal 1999. The increase in consolidated net sales is principally due to higher units sold and higher average realized sales prices in both the ferrous and non-ferrous product categories.

     Ferrous sales increased by $75.3 million (18.5%) in Fiscal 2000 compared with ferrous sales in Fiscal 1999. Ferrous sales in Fiscal 2000 reflect a 14.6% increase in units sold and higher average realized sales prices resulting from improving market conditions. Our average sales price for ferrous metals sold increased by 3.4% to $111 per ton in Fiscal 2000 compared with Fiscal 1999. Ferrous sales also increased as a result of the inclusion of the sales of Metal Management Northeast and Metal Management Connecticut for the entire period of Fiscal 2000 compared with Fiscal 1999 in which such sales were only included for nine months following the acquisition.

     Non-ferrous sales increased by $42.5 million (17.3%) in Fiscal 2000 compared with non-ferrous sales in Fiscal 1999. Non-ferrous sales during Fiscal 2000 reflect a 9.0% increase in units sold, higher average realized sales prices and a change in product mix. Non-ferrous sales of stainless steel and high temperature alloys benefited from higher nickel prices in Fiscal 2000. Our average selling price for the non-ferrous product category is impacted by market conditions and the product mix of non-ferrous metals sold. The majority of our non-ferrous sales are derived from stainless steel, copper and aluminum.

     Brokerage ferrous sales decreased by $10.5 million (9.2%) in Fiscal 2000 compared with brokerage ferrous sales in Fiscal 1999. The decrease was principally the result of lower units sold, offset by an increase in average realized sales price. The substantial consolidation of the scrap metal recycling industry in Ohio, Michigan and Indiana has resulted in reduced opportunities for brokering scrap metals in an important market for our brokerage activities.

     Brokerage non-ferrous sales decreased by $3.1 million (13.1%) in Fiscal 2000 compared with brokerage non-ferrous sales in Fiscal 1999. Although units of non-ferrous metals brokered decreased by 18.5 million pounds (20.2%), average realized sales prices for non-ferrous brokered metals increased to $0.28 per pound in Fiscal 2000, compared with $0.26 per pound in Fiscal 1999.

     Gross profit improved to 12.0% of net sales in Fiscal 2000 from 8.1% of net sales in Fiscal 1999. The improvement in the gross profit margin reflects higher material margins realized from improved market conditions, better purchasing practices and the benefits from our consolidation and integration initiatives undertaken during Fiscal 2000. Gross profit in Fiscal 1999 was adversely impacted by inventory write-downs recorded principally to reflect lower of cost or market adjustments arising from adverse market conditions.

     General and administrative expense was $55.0 million in Fiscal 2000 compared with $56.3 million in Fiscal 1999. The decrease in general and administrative expenses reflect reductions in executive and administrative personnel and other cost containment initiatives undertaken in Fiscal 1999 and 2000. These cost reduction initiatives more than offset the inclusion of a full year of general and administrative expense from those companies which were acquired during Fiscal 1999, the general and administrative expenses of which were included in the Company's results of operations only for a portion of Fiscal 1999.

     Depreciation and amortization expense was $27.2 million in Fiscal 2000 compared with $25.6 million in Fiscal 1999. The increase is attributed to the inclusion of a full year of goodwill amortization and depreciation of fixed assets of the businesses we acquired in Fiscal 1999.

     In Fiscal 2000, we recorded non-cash and non-recurring expenses of $5.0 million. In Fiscal 1999, we recorded non-cash and non-recurring expenses of $16.2 million (see Note 3 to the consolidated financial statements included in Part IV, Item 14 of this Report, for a description of these costs).

     Income from joint ventures was $0.4 million in Fiscal 2000 compared with a loss from joint ventures of $1.9 million in Fiscal 1999. Fiscal 2000 income from joint ventures was primarily from our investment in Southern Recycling, L.L.C. In Fiscal 1999, our joint venture interests in three scrap metals recycling companies generated losses due to adverse market conditions in the scrap metals industry. We liquidated our interests in these three joint ventures during Fiscal 2000, the results of which were not material.

     Interest expense was $38.0 million in Fiscal 2000 compared with $31.3 million in Fiscal 1999. The increase is primarily attributable to higher borrowings under the Senior Credit Facility needed to fund our operating and investing activities, an increase in the applicable base interest rates payable under the Senior Credit Facility, and the issuance of the Senior Secured Notes in Fiscal 2000.

     Other expense was $0.3 million in Fiscal 2000 compared with other income of $2.1 million in Fiscal 1999. The decrease in other income is primarily related to losses on sales of fixed assets during Fiscal 2000 and reduced interest income in Fiscal 2000 compared with Fiscal 1999.

     Net loss from continuing operations, after preferred stock dividends, was $14.3 million ($0.27 per share) in Fiscal 2000 compared with a net loss from continuing operations, after preferred stock dividends, of $48.8 million ($1.22 per share) in Fiscal 1999. The decrease in the net loss is due to improvements we were able to achieve in our gross margin resulting from improved scrap metals market conditions and the realization of consolidation and integration benefits. These benefits from our consolidation and integration efforts are evidenced by our reduced general and administrative expenses and increased gross profits compared with the prior year period.

     We recorded an income tax benefit of $2.8 million in Fiscal 2000 which yields an effective tax rate of 18.7% compared to an income tax benefit of $17.0 million in Fiscal 1999 which yielded an effective tax rate of 26.6%. Our effective tax rate differs from the statutory rate primarily due to permanent differences caused by non-deductible goodwill amortization and certain other non-deductible, non-cash and non-recurring expenses.

     In Fiscal 1999, we recognized an extraordinary charge of $0.9 million, net of taxes, related to the early retirement of debt and other costs principally incurred in connection with the closing of the Senior Credit Facility (see Note 5 to the consolidated financial statements included in Part IV, Item 14 of this Report for a description of these costs).

Fiscal 1999 compared to Fiscal 1998

     Consolidated net sales for Fiscal 1999 and 1998 in broad product categories were as follows (in millions):

                                                  1999                          1998
                                       --------------------------    --------------------------
                                                   NET                           NET
                                       WEIGHT     SALES       %      WEIGHT     SALES       %
                                       ------     -----       -      ------     -----       -
COMMODITY (WEIGHT IN THOUSANDS)
Ferrous metals (tons)..............      3,795    $407.3     50.6      2,127    $266.4     46.7
Non-ferrous metals (lbs)...........    535,883     246.1     30.6    331,414     166.5     29.3
Brokerage-ferrous (tons)...........      1,157     114.1     14.2        952     113.0     19.8
Brokerage-nonferrous (lbs).........     91,360      23.6      2.9     68,754      21.9      3.8
Other..............................         --      14.2      1.7         --       2.2      0.4
                                                  ------    -----               ------    -----
                                                  $805.3    100.0               $570.0    100.0
                                                  ======    =====               ======    =====

     Consolidated net sales for Fiscal 1999 were $805.3 million compared with consolidated net sales of $570.0 million for Fiscal 1998. During Fiscal 1999, we acquired 11 companies, including Naporano Iron & Metal (now Metal Management Northeast) and Michael Schiavone and Sons (now Metal Management Connecticut), which are primarily ferrous processors, and M. Kimerling & Sons (now Metal Management Alabama) which is primarily a non-ferrous processor. Our consolidated net sales increased by $235.3 million or 41% to $805.3 million during Fiscal 1999, principally due to acquisitions consummated during the year. Consolidated net sales for Fiscal 1999, however, were significantly below our expectations, principally as a result of the effect of the adverse market conditions during the period. Our consolidated net sales in the quarter ended June 30, 1998, for example were $215.0 million compared with consolidated net sales of $178.8 million in the quarter ended December 31, 1998 and $194.3 million in the quarter ended March 31, 1999. The decline in consolidated net sales from quarter to quarter is notable because we completed five acquisitions in the month of July 1998.

     Ferrous sales of processed materials represented 50.6% of consolidated net sales in Fiscal 1999 compared to 46.7% of consolidated net sales in Fiscal 1998. The increase in ferrous sales as a percentage of total sales is primarily due to the inclusion of the sales of Metal Management Northeast and Metal Management Connecticut from their respective dates of acquisition and a full year of sales of Cozzi Iron & Metal (now Metal Management Midwest) which we acquired in December 1997. Each of these subsidiaries derive their sales principally from ferrous metals.

     Non-ferrous sales represented 30.6% of consolidated net sales in Fiscal 1999 compared to 29.3% of consolidated net sales in Fiscal 1998. The sale of non-ferrous metals increased during Fiscal 1999 over the prior year period as a result of the inclusion of a full year of sales of Aerospace Metals, Inc. (now Metal Management Aerospace), which we acquired in January 1998, the sales of Superior Forge, which we acquired in March 1998 through the date of its disposition in March 1999 and the sales of Metal Management Alabama from its date of acquisition in July 1998. The sales of each of these companies are predominately non-ferrous.

     Brokerage ferrous sales represented 14.2% of consolidated net sales in Fiscal 1999 compared to 19.8% of consolidated net sales in Fiscal 1998. Brokered ferrous sales increased due to the inclusion of a full year of sales from the Isaac Group (now part of Metal Management Ohio) in Fiscal 1999 as compared to only 6 months of sales following the acquisition of the Isaac Group in Fiscal 1998.

     Brokerage non-ferrous sales represented 2.9% of consolidated net sales in Fiscal 1999 compared to 3.8% of consolidated net sales in Fiscal 1998.

     Other sales reflect, among other categories, stevedoring sales generated by Metal Management Northeast, which was acquired in Fiscal 1999.

     Consolidated gross profit was $65.2 million in Fiscal 1999 compared with $52.1 million in Fiscal 1998. The $13.1 million increase in the dollar amount of the consolidated gross profit resulted principally from increased sales volumes in Fiscal 1999 over the prior period as a result of the acquisitions completed during

Fiscal 1999. The decrease in consolidated gross profit margin for Fiscal 1999 resulted primarily from adverse market conditions which resulted in lower than anticipated sales volumes and metal sales margins, principally in the second and third fiscal quarters. During Fiscal 1999, we recorded approximately $17 million of inventory write-downs due primarily to lower of cost or market inventory adjustments. These write-downs are included in cost of sales.

     Consolidated general and administrative expenses were $56.3 million in Fiscal 1999 compared with $28.2 million in Fiscal 1998. The increase in general and administrative expenses over the prior year period is due to the inclusion of general and administrative expenses of those operations we acquired in Fiscal 1999. The increase in consolidated general and administrative expenses as a percentage of consolidated net sales reflects the decrease in our consolidated net sales due to adverse market conditions.

     Depreciation and amortization expense was $25.6 million in Fiscal 1999 compared with $10.1 million in Fiscal 1998. The increase, both in dollar and as a percentage of consolidated net sales, is attributed to the inclusion of goodwill amortization and depreciation of fixed assets of those operations we acquired during Fiscal 1999. The increase as a percentage of consolidated net sales reflects the decrease in our consolidated net sales due to adverse market conditions.

     During Fiscal 1999, we recorded non-cash and non-recurring expenses of $16.2 million compared with $43.5 million in Fiscal 1998 (see Note 3 to the consolidated financial statements included in Part IV, Item 14 of this Report, for a description of these costs).

     Interest expense was $31.3 million in Fiscal 1999 compared with $10.0 million in Fiscal 1998. The increase is primarily due to the issuance of the Senior Subordinated Notes and additional borrowings made under the Senior Credit Facility during Fiscal 1999 to fund acquisitions and operations.

     Net loss from continuing operations, after preferred stock dividends, was $48.8 million ($1.22 per share) for Fiscal 1999. The net loss for Fiscal 1999 resulted primarily from (i) the lower than anticipated sales volumes, lower realized scrap prices, and reduced metal margins experienced during the year as a result of the adverse market conditions which were prevalent during the second and third quarters of Fiscal 1999, and (ii) from the recognition of $16.2 million of non-cash and non-recurring expenses.

     Income tax benefit for Fiscal 1999 was $17.0 million, which yields an effective tax rate of 26.6%. The effective tax rate differs from the statutory rate primarily due to the impact of state taxes and the permanent differences represented by non-deductible goodwill amortization and goodwill impairment write-offs, other non-deductible expenses, and the reversal of $1.9 million of tax benefits previously established for warrant compensation expense resulting from the decline in the quoted market value of our Common Stock.

     During Fiscal 1999, we recognized an extraordinary charge of $0.9 million, net of taxes, related to the early retirement of debt and other costs principally incurred in connection with the closing of the Senior Credit Facility (see Note 6 to the consolidated financial statements included in Part IV, Item 14 of this Report, for a description of these costs).

LIQUIDITY AND CAPITAL RESOURCES

     Our future cash needs will be driven by working capital requirements, planned capital expenditures and acquisition objectives. Capital expenditures were approximately $10.0 million in Fiscal 2000. Capital expenditures were approximately $20.6 million and $7.6 million for Fiscal 1999 and 1998, respectively. Capital expenditures were approximately 50% of depreciation expense in Fiscal 2000 as we only approved capital projects primarily for replacement. Capital expenditures are planned to increase in Fiscal 2001 in order for us to make additional investments in our businesses which will increase production and capacity. We do not expect such capital expenditures to have a material adverse effect on our liquidity. Also, our Board of Directors authorized the repurchase of up to $2.0 million of our Common Stock. We expect to fund our working capital needs, capital expenditures and share repurchases with cash provided from operations, supplemented by undrawn borrowing availability under the Senior Credit Facility. We believe these sources of capital will be sufficient to fund planned capital expenditures and working capital requirements for the foreseeable future, although there can be no assurance that this will be the case. In addition, the instruments governing the Senior Credit Facility, the Senior Subordinated Notes and the Senior Secured Notes will limit our ability to incur additional debt to fund significant acquisition or expansion opportunities unless and until our results of operations show significant improvement for four consecutive quarters.

     During previous fiscal years, we required significant amounts of capital to fund our acquisition program. We funded our acquisition program principally through borrowings under the Senior Credit Facility, and the issuance of equity securities, the Senior Subordinated Notes, and the Senior Secured Notes. During Fiscal 1999, as a result of adverse market conditions and the impact of those adverse conditions on our liquidity, we also sold our Superior Forge aluminum forging operations.

  Cash Flows from Continuing Operations

     During Fiscal 2000, we used $30.9 million of cash for operating activities. During this period, working capital increased by $54.5 million principally due to higher accounts receivable and inventory balances. The investment in working capital was required as a result of business expansion during the current fiscal year. Pursuant to separation agreements with two former officers, we also made cash payments totaling $4.0 million (see Note 3 to the consolidated financial statements included in Part IV, Item 14 of this Report, for a description of these costs).

  Cash Flows from Investing Activities

     During Fiscal 2000, we used $11.2 million of cash for investing activities. Purchases of property and equipment were $10.0 million, while we generated $2.0 million of cash from the sale of redundant fixed assets. Proceeds from the sale of property and equipment include assets sold as part of our plan to abandon and consolidate certain facilities. We also used $4.6 million of cash for the acquisition of substantially all of the assets of National Metals Company.

  Cash Flows from Financing Activities

     During Fiscal 2000, our financing activities provided $40.6 million of cash, principally from increased borrowings under the Senior Credit Facility. On May 7, 1999, we issued $30.0 million aggregate principal amount of Senior Secured Notes, and received net proceeds of $25.5 million after the 10% discount, transaction fees and expenses. Proceeds from the Senior Secured Notes were used to reduce borrowings under the Senior Credit Facility. We also used $6.2 million of cash to redeem 2,462 shares of Series A convertible preferred stock and 2,500 shares of Series B convertible preferred stock at 125% of par value.

FINANCIAL CONDITION

  Working Capital Availability and Requirements

     Our accounts receivable balances increased from $103.8 million at March 31, 1999 to $155.9 million at March 31, 2000. The increase is primarily due to higher sales realized during the three months ended March 31, 2000 which increased by $76.9 million, or 40%, as compared with the three months ended March 31, 1999. There was also an increase in average days sales outstanding principally as a result of increased sales of stainless steel metals to customers which generally require longer payment terms.

     Our accounts payable balances increased from $62.2 million at March 31, 1999 to $76.1 million at March 31, 2000 due to improved support from and relations with suppliers engaged in trade markets which provide materials to us coupled with increases in inventories.

     Inventory levels can vary significantly among our operations and with changes in market conditions. Our inventories consist of the following categories at (in thousands):

                                                       MARCH 31, 2000    MARCH 31, 1999
                                                       --------------    --------------
Ferrous metals.....................................       $38,344           $37,679
Non-ferrous metals.................................        28,069            19,791
Other..............................................         3,862             2,973
                                                          -------           -------
                                                          $70,275           $60,443
                                                          =======           =======

     Although our ferrous inventories increased by $0.7 million in Fiscal 2000, total tons of ferrous on hand decreased by approximately 22%. The increase in the value of ferrous inventories was due to higher prices for ferrous scrap at the end of Fiscal 2000 compared with Fiscal 1999. Our ferrous inventory levels in units decreased during the current fiscal year as we implemented a strategy of reducing inventory levels to enhance plant productivity and to reduce our exposure to changing market prices for scrap metals. Non-ferrous inventory, however, has increased due to higher levels of inventory and an increase in purchase prices for non-ferrous scrap metals, due to improved demand in non-ferrous metals markets.

COMPANY INDEBTEDNESS

     Our principal indebtedness is represented by borrowings under the Senior Credit Facility, the Senior Subordinated Notes and the Senior Secured Notes.

  Senior Credit Facility

     The Credit Agreement, dated March 31, 1998, among BT Commercial Corporation, as agent, the lenders and us (as amended, the "Senior Credit Facility") provides for a revolving credit and letter of credit facility of $250.0 million, subject to borrowing base limitations. Our obligations under the Senior Credit Facility are secured by substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries. Availability of loans and letters of credit under the Senior Credit Facility is generally limited to a borrowing base of 85% of eligible accounts receivable, 70% of eligible inventory (subject to a cap of $100.0 million) and a fixed asset sublimit ($47.8 million as of March 31, 2000) that amortizes on a quarterly basis.

     On May 31, 2000, the Senior Credit Facility was amended whereby its maturity date was extended until March 31, 2004. The covenants pertaining to interest coverage ratio and capital expenditures were not changed by the amendment.

     The Senior Credit Facility provides us with the option of borrowing at an interest rate equal to either the Bankers Trust Company's prime rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin.

     The Senior Credit Facility also contains certain affirmative covenants, including a minimum interest coverage ratio, and imposes certain limitations on our ability to make capital expenditures, incur additional indebtedness, and generally restricts payments of dividends and equity redemptions. The Senior Credit Facility limits capital expenditures to 2% of consolidated net sales.

     The interest coverage test of the Senior Credit Facility requires us to maintain an interest coverage ratio of not less than 1.0 to 1.0 (EBITDA (as defined in the Senior Credit Facility) to interest expense) for the end of each fiscal quarter for the twelve-month period then ending. We were in compliance as of March 31, 2000, with this and other financial covenants set forth in the Senior Credit Facility.

     At March 31, 2000, we had outstanding borrowings under the Senior Credit Facility of approximately $170.6 million. As of May 30, 2000, we had undrawn availability of approximately $20 million under the Senior Credit Facility.

  10% Senior Subordinated Notes due 2008

     On May 13, 1998, we issued $180.0 million of 10% Senior Subordinated Notes due on May 15, 2008 (the "Senior Subordinated Notes") in a private placement pursuant to exemptions under the Securities Act of 1933. Interest on the Senior Subordinated Notes is payable semi-annually during May and November of each year. We received net proceeds of $174.6 million in the offering of the Senior Subordinated Notes. The Senior Subordinated Notes are our general unsecured obligations and are subordinated in right of payment to all of our senior debt, including our indebtedness under the Senior Credit Facility and the Senior Secured Notes. Our payment obligations are jointly and severally guaranteed by all of our current and certain future subsidiaries.

     Except as described below, the Senior Subordinated Notes are not redeemable at our option prior to May 15, 2003. After May 15, 2003, the Senior Subordinated Notes are redeemable at the redemption prices (expressed as a percentage of the principal amount and rounded to the nearest whole percentage) plus accrued and unpaid interest, if redeemed during the twelve month period beginning on May 15 of each of the years indicated below:

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

     Also, prior to May 15, 2001, we may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes at a redemption price of 110% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest, from the proceeds of one or more sales of Common Stock. The Senior Subordinated Notes are also redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event of certain change of control events with respect to us. Subject to certain exceptions, the Senior Subordinated Notes are redeemable at the option of the holders of such notes at a repurchase price of 100% of the principal amount thereof, plus accrued and unpaid interest, in the event we make certain asset sales.

     The Indenture governing the Senior Subordinated Notes contains certain covenants that limit, among other things, our ability to: (i) incur additional indebtedness (including by way of guarantee), subject to certain exceptions, unless we meet a fixed charge coverage ratio of 2.0 to 1.0 or certain other conditions apply; (ii) issue certain types of securities containing mandatory redemption rights or which otherwise are redeemable at the option of the holder prior to the maturity of the Senior Subordinated Notes; (iii) pay dividends or distributions, or make certain types of investments or other restricted payments, unless we meet certain specified conditions; (iv) enter into certain transactions with affiliates; (v) dispose of certain assets; (vi) incur liens securing indebtedness that is pari passu or subordinated to the Senior Subordinated Notes; or (viii) engage in certain mergers and consolidations.

  12 3/4% Senior Secured Notes due 2004

     On May 7, 1999, we issued $30.0 million aggregate principal amount of Senior Secured Notes (the "Senior Secured Notes") in a private placement pursuant to exemptions under the Securities Act of 1933. The Senior Secured Notes were issued at 90% of their stated principal amount at maturity. The Senior Secured Notes mature on June 15, 2004 and bear interest at the rate of 12 3/4% per annum. Interest on the Senior Secured Notes is payable semi-annually during September and December of each year. We received net proceeds of $25.5 million in the offering of the Senior Secured Notes. The Senior Secured Notes are our senior obligations and will rank equally in right of payment with all of our unsubordinated debt, including our indebtedness under the Senior Credit Facility, and senior in right of payment to all of our subordinated debt, including the Senior Subordinated Notes.

     Our payment obligations are jointly and severally guaranteed by all of our current and future subsidiaries. The Senior Secured Notes are also secured by a second priority lien on substantially all of our personal property, plant (to the extent it constitutes fixtures) and equipment that secure the Senior Credit Facility. The liens that secure the Senior Secured Notes are subordinated to the liens that secure the indebtedness under the Senior Credit Facility.

     The Senior Secured Notes are not redeemable at our option prior to June 15, 2000. Thereafter, we may redeem some or all of the Senior Secured Notes (in multiples of $10.0 million) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest. The Senior Secured Notes are redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event we experience a change of control. Subject to certain exceptions, the Senior Secured Notes are redeemable at the option of the holders of such notes at a repurchase price of 100% of the principal amount thereof, plus accrued and unpaid interest, in the event we make certain asset sales.

     The Indenture governing the Senior Secured Notes contains substantially the same operating restrictions as those contained in the Indenture governing the Senior Subordinated Notes. These include limits on, among other things, our ability to: (i) incur additional indebtedness; (ii) pay dividends or distributions on our capital stock or repurchase its capital stock; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) create liens on our assets; (vi) enter into transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer and sell assets or enter into sale and leaseback transactions.

YEAR 2000

     As previously disclosed, we implemented a plan to address the possible exposures related to the impact of the Year 2000 on our computer systems and on our non-information technology systems. Since entering the year 2000, we have not experienced any major disruptions to our business nor are we aware of any significant Year 2000 related disruptions impacting our customers and suppliers.

     However, there is no guarantee that we have discovered all possible failure points. Specific factors contributing to this uncertainty include failure to identify all systems, non-ready third parties whose systems and operations impact our operations, and other similar uncertainties. We will continue to monitor our critical systems over the next several months, but we do not anticipate any significant impacts due to Year 2000 exposures from our computer systems, non-information technology systems as well as from the activities of our suppliers and customers. Costs incurred to date associated with Year 2000 readiness have not been material to our financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the FASB in June 1998 and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We have not yet determined the impact of the adoption of SFAS No. 133 on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities and, where appropriate, through use of derivative financial instruments. Our use of derivative financial instruments is limited and related solely to hedges of certain non-ferrous inventory positions and purchase and sales commitments.

COMMODITY PRICE RISK

     We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals which are at times volatile. See the discussion under the heading "Investment Considerations -- The metals recycling industry is highly cyclical," included in Part I, Item 1 of this Report. We attempt to mitigate this risk by turning our inventories as rapidly as possible instead of holding inventories in speculation of higher commodity prices. We have also sought to mitigate this risk by entering into longer term contracts with our customers, with only limited success to date. However, as proved to be the case in the second half of calendar 1998, we may not always be successful in controlling the risks, particularly in periods of low demand for scrap metals. During Fiscal 1999, we were required to write down the value of our inventories by approximately $17 million principally as a result of lower cost or market inventory adjustments.

     We employ various strategies to mitigate the risk of fluctuations in the price of non-ferrous metals. None of the instruments employed by us to hedge these risks are entered into for trading purposes or speculation, but instead are effected as hedges of underlying physical transactions and commitments.

INTEREST RATE RISK

     We are exposed to interest rate risk on our long-term fixed interest rate debt and on our floating rate borrowings. Our long-term fixed borrowings primarily consist of $30.0 million principal of the 12 3/4% Senior Secured Notes due 2004 and $180.0 million principal of the 10% Senior Subordinated Notes due 2008. Changes in interest rates could cause the fair market value of debt with a fixed interest rate to increase or decrease, and thus increase or decrease the amount required to refinance the debt. Our long-term variable borrowings primarily consist of $170.6 million outstanding under the Senior Credit Facility. Interest on these borrowings is based on either the prime rate of interest or LIBOR. Any increase in interest rates would lead to higher interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of financial instruments including notes and other receivables, other assets, accounts payable, and current portion of long-term debt approximate the related fair values because of the relatively short maturity of these instruments.

     The carrying values and estimated fair values of futures contracts and long-term debt were as follows at March 31, (in thousands):

                                                                2000                    1999
                                                        --------------------    --------------------
                                                        CARRYING      FAIR      CARRYING      FAIR
                                                         AMOUNT      VALUE       AMOUNT      VALUE
                                                        --------     -----      --------     -----
Futures contracts...................................    $    479    $    524    $    678    $    310
Long-term debt, less current maturities.............    $382,601    $337,406    $330,154    $277,054

     The fair values of futures contracts were determined from market quotes. The fair values of long-term debt were determined from either market quotes or from instruments with similar terms and maturities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Index to Consolidated Financial Statements of Metal Management, Inc. and Subsidiaries" set forth in Part IV, Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     The information called for by Part III of Form 10-K (consisting of Item 10 -- Directors and Executive Officers of the Registrant, Item 11 -- Executive Compensation, Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Item 13 -- Certain Relationships and Transactions), is incorporated by reference from our definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS:

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF METAL MANAGEMENT, INC. AND
                                  SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   F-1
Consolidated Statements of Operations for the years ended
  March 31, 2000, 1999 and 1998.............................   F-2
Consolidated Balance Sheets at March 31, 2000 and 1999......   F-3
Consolidated Statements of Cash Flows for the years ended
  March 31, 2000, 1999 and 1998.............................   F-4
Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2000, 1999 and 1998.................   F-5
Notes to Consolidated Financial Statements..................   F-6
(2) FINANCIAL STATEMENT SCHEDULES:
Schedule II -- Valuation and qualifying accounts -- for the
  years ended March 31, 2000, 1999 and 1998.................  F-28

     Schedules not listed above have been omitted because they are not required or they are inapplicable.

(3) EXHIBITS:

     A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

(B) REPORTS ON FORM 8-K:

     We did not file any reports on Form 8-K during the fourth quarter of Fiscal 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois on June 6, 2000.

                                          METAL MANAGEMENT, INC.

                                          By:      /s/ ALBERT A. COZZI
                                            ------------------------------------
                                            Albert A. Cozzi
                                            Chairman of the Board and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 6, 2000.

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                 /s/ ALBERT A. COZZI                     Director, Chairman of the Board and Chief
-----------------------------------------------------      Executive Officer (Principal Executive
                   Albert A. Cozzi                         Officer)

                /s/ MICHAEL W. TRYON                     President and Chief Operating Officer
-----------------------------------------------------
                  Michael W. Tryon

                 /s/ FRANK J. COZZI                      Director and Vice President
-----------------------------------------------------
                   Frank J. Cozzi

                /s/ GREGORY P. COZZI                     Director
-----------------------------------------------------
                  Gregory P. Cozzi

               /s/ RICHARD L. MEASELLE                   Director
-----------------------------------------------------
                 Richard L. Measelle

                /s/ KENNETH A. MERLAU                    Director
-----------------------------------------------------
                  Kenneth A. Merlau

               /s/ TIMOTHY T. ORLOWSKI                   Director
-----------------------------------------------------
                 Timothy T. Orlowski

             /s/ PATRICK J. OTTENSMEYER                  Director
-----------------------------------------------------
               Patrick J. Ottensmeyer

                /s/ WILLIAM T. PROLER                    Director
-----------------------------------------------------
                  William T. Proler

                      SIGNATURE                                              TITLE
                      ---------                                              -----
           /s/ GOVERNOR JAMES R. THOMPSON                Director
-----------------------------------------------------
             Governor James R. Thompson

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Metal Management, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 32 present fairly, in all material respects, the financial position of Metal Management, Inc. and its subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
June 5, 2000

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                  YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                                ----       ----       ----
NET SALES                                                     $915,140   $805,274   $570,035
Cost of sales                                                  805,155    740,061    517,894
                                                              --------   --------   --------
Gross profit                                                   109,985     65,213     52,141
OPERATING EXPENSES:
  General and administrative                                    55,021     56,348     28,191
  Depreciation and amortization                                 27,167     25,634     10,105
  Non-cash and non-recurring expenses (Notes 2 & 3)              5,014     16,196     43,548
                                                              --------   --------   --------
Total operating expenses                                        87,202     98,178     81,844
                                                              --------   --------   --------
Operating income (loss) from continuing operations              22,783    (32,965)   (29,703)
OTHER INCOME (EXPENSE):
  Income (loss) from joint ventures                                410     (1,921)       370
  Interest expense                                              38,043     31,332      9,995
  Interest and other income (expense), net                        (276)     2,148        366
                                                              --------   --------   --------
  Loss from continuing operations before income taxes and
     extraordinary charge                                      (15,126)   (64,070)   (38,962)
Benefit for income taxes                                        (2,832)   (17,036)    (4,555)
                                                              --------   --------   --------
Loss from continuing operations before extraordinary charge    (12,294)   (47,034)   (34,407)
DISCONTINUED OPERATIONS (NOTE 4):
  Gain on sale of discontinued operations, net of income
     taxes                                                         376        117        200
                                                              --------   --------   --------
Loss before extraordinary charge                               (11,918)   (46,917)   (34,207)
Extraordinary charge for early retirement of debt,
  net of income taxes (Note 6)                                       0        938          0
                                                              --------   --------   --------
NET LOSS                                                       (11,918)   (47,855)   (34,207)
Non-cash beneficial conversion feature of convertible
  preferred stock                                                    0          0     (5,592)
Preferred stock dividends                                       (2,021)    (1,815)    (1,508)
                                                              --------   --------   --------
NET LOSS APPLICABLE TO COMMON STOCK                           $(13,939)  $(49,670)  $(41,307)
                                                              ========   ========   ========
BASIC EARNINGS (LOSS) PER SHARE:
  Loss from continuing operations                             $  (0.27)  $  (1.22)  $  (2.00)
  Gain on sale of discontinued operations                         0.01       0.00       0.01
  Extraordinary charge                                            0.00      (0.02)      0.00
                                                              --------   --------   --------
  Net loss applicable to Common Stock                         $  (0.26)  $  (1.24)  $  (1.99)
                                                              ========   ========   ========
  Weighted average shares outstanding                           54,333     40,139     20,762
DILUTED EARNINGS (LOSS) PER SHARE:
  Loss from continuing operations                             $  (0.27)  $  (1.22)  $  (2.00)
  Gain on sale of discontinued operations                         0.01       0.00       0.01
  Extraordinary charge                                            0.00      (0.02)      0.00
                                                              --------   --------   --------
  Net loss applicable to Common Stock                         $  (0.26)  $  (1.24)  $  (1.99)
                                                              ========   ========   ========
  Weighted average diluted shares outstanding                   54,333     40,139     20,762

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                                ----        ----
                           ASSETS
Current assets:
  Cash and cash equivalents                                   $  1,396    $   2,482
  Accounts receivable, net                                     155,935      103,760
  Inventories                                                   70,275       60,443
  Prepaid expenses and other assets                              9,082       11,405
  Deferred taxes (Note 7)                                        6,090        3,303
                                                              --------    ---------
     Total current assets                                      242,778      181,393
Property and equipment, net                                    165,197      171,240
Goodwill, net                                                  282,418      290,362
Deferred financing costs and other intangibles, net             12,300       13,228
Deferred taxes (Note 7)                                          2,201        3,261
Investments in joint ventures                                    3,473        4,525
Other assets                                                     2,613        3,727
                                                              --------    ---------
     TOTAL ASSETS                                             $710,980    $ 667,736
                                                              ========    =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 6)                  $  2,109    $   5,308
  Accounts payable                                              76,094       62,230
  Accrued interest                                               8,524        8,638
  Other accrued liabilities                                     15,618       19,323
                                                              --------    ---------
     Total current liabilities                                 102,345       95,499
Long-term debt, less current portion (Note 6)                  382,601      330,154
Other liabilities                                                3,900        2,879
                                                              --------    ---------
     TOTAL LIABILITIES                                         488,846      428,532
Commitments and contingencies (Note 9)
Stockholders' equity:
Convertible Preferred Stock, $.01 par value, $1,000 stated
  value; 4,000,000 shares authorized:
  Series A, 6.0%; 26,134 and 26,072 shares issued; 0 and
     4,020 shares outstanding at March 31, 2000 and 1999,
     respectively                                                    0        4,020
  Series B, 4.5%; 20,715 and 20,522 shares issued; 1,177 and
     10,877 shares outstanding at March 31, 2000 and 1999,
     respectively                                                1,177       10,877
  Series C, 6.9%; 6,000 shares issued and outstanding at
     March 31, 2000 and 1999                                     5,100        5,100
Common Stock, $.01 par value -- 140,000,000 shares
  authorized; 57,711,427 and 48,890,898 shares issued and
  outstanding at March 31, 2000 and 1999, respectively             577          489
Warrants, exercisable into 8,326,072 and 8,442,947 shares of
  Common Stock at March 31, 2000 and 1999, respectively         40,428       40,745
Additional paid-in-capital                                     270,696      259,878
Accumulated deficit                                            (95,844)     (81,905)
                                                              --------    ---------
     TOTAL STOCKHOLDERS' EQUITY                                222,134      239,204
                                                              --------    ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $710,980    $ 667,736
                                                              ========    =========

          See accompanying notes to consolidated financial statements.

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        YEARS ENDED MARCH 31,
                                                                --------------------------------------
                                                                   2000           1999          1998
                                                                   ----           ----          ----
CASH FLOWS FROM CONTINUING OPERATIONS:
Net loss from continuing operations                             $   (12,294)   $   (47,034)   $(34,407)
Adjustments to reconcile net loss from continuing operations to cash flows from continuing operations:
    Depreciation and amortization                                    27,167         25,634      10,105
    Amortization of debt issuance costs                               3,056          2,156         773
    Deferred income taxes                                            (3,698)       (16,584)     (5,495)
    Amortization of bond discount                                       372              0           0
    (Income) loss from joint ventures                                  (410)         1,921        (370)
    Non-cash and non-recurring expense (income)                         143         (6,776)     30,588
    Long-lived asset impairments                                          0         17,161      11,305
    Penalties paid on early retirement of debt                            0           (973)          0
    Other                                                             3,681          1,590         187
Changes in assets and liabilities, net of acquisitions and
  dispositions:
    Accounts and other receivables                                  (53,503)        48,562      (1,843)
    Inventories                                                      (9,461)        22,275      17,226
    Accounts payable                                                 13,864        (12,511)    (21,498)
    Other                                                               193          5,066      (4,577)
                                                                -----------    -----------    --------
Cash flows from continuing operations                               (30,890)        40,487       1,994
CASH FLOWS USED BY INVESTING ACTIVITIES:
  Purchases of property and equipment                                (9,959)       (20,579)     (7,569)
  Acquisitions, net of cash acquired                                 (4,609)      (185,030)    (43,905)
  Proceeds from sale of property and equipment                        1,994          1,557         651
  Dispositions, net of cash sold                                          0         14,242           0
  Costs of operating lease buyouts                                        0        (10,817)          0
  Other                                                               1,418         (2,358)         34
                                                                -----------    -----------    --------
Net cash used by investing activities                               (11,156)      (202,985)    (50,789)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuances of long-term debt                                     1,071,178      1,438,430      21,343
  Repayments of long-term debt                                   (1,022,018)    (1,266,331)    (74,546)
  Fees paid to issue long-term debt                                  (2,361)       (11,649)          0
  Issuances (redemptions) of convertible preferred stock             (6,215)        (1,057)     42,846
  Issuances of Common Stock                                               0          1,132      42,196
  Net borrowings on short-term lines of credit                            0              0      15,200
  Cash dividends paid on convertible preferred stock                      0           (227)          0
                                                                -----------    -----------    --------
Net cash provided by financing activities                            40,584        160,298      47,039
                                                                -----------    -----------    --------
CASH FLOWS FROM DISCONTINUED OPERATIONS, NET OF DIVESTITURE
  PROCEEDS                                                              376            218         452
                                                                -----------    -----------    --------
Net decrease in cash and cash equivalents                            (1,086)        (1,982)     (1,304)
Cash and cash equivalents at beginning of period                      2,482          4,464       5,768
                                                                -----------    -----------    --------
Cash and cash equivalents at end of period                      $     1,396    $     2,482    $  4,464
                                                                ===========    ===========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                   $    34,833    $    19,987    $  9,719
Income taxes paid (refunded)                                    $    (1,867)   $       471    $  2,715

          See accompanying notes to consolidated financial statements.

                             METAL MANAGEMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (in thousands, except shares)

                                     PREFERRED STOCK              COMMON STOCK
                              ------------------------------   -------------------
                                                                 NUMBER                         ADDITIONAL   RETAINED
                                                                   OF                            PAID-IN-    EARNINGS
                              SERIES A   SERIES B   SERIES C     SHARES     AMOUNT   WARRANTS    CAPITAL     (DEFICIT)    TOTAL
                              --------   --------   --------     ------     ------   --------   ----------   ---------    -----
BALANCE AT MARCH 31, 1997     $      0   $     0     $    0    11,189,566    $112    $ 1,351     $ 16,645    $  9,072    $ 27,180
Issuance of preferred
  stock, net                    23,819    19,027          0             0       0          0            0           0      42,846
Conversion of preferred
  stock                        (10,211)        0          0     1,032,874      10          0       10,971           0         770
Issuance of Common Stock
  and warrants in private
  offerings, net                     0         0          0     3,495,588      35      4,450       34,940           0      39,425
Equity issued for
  acquisitions                       0         0          0    16,980,579     170     14,378      121,252           0     135,800
Common Stock issued upon
  conversion of debt                 0         0          0       524,569       5          0        3,634           0       3,639
Exercise of stock options
  and warrants                       0         0          0       857,654       9     (3,767)       7,180           0       3,422
Preferred stock dividends          316         0          0             0       0          0            0      (1,451)     (1,135)
Non-cash dividend on
  beneficial conversion
  feature of preferred
  stock                              0         0          0             0       0          0        5,592      (5,592)          0
Warrants issued to
  employees and consultants          0         0          0             0       0     30,588            0           0      30,588
Other                               57         0          0             0       0          0           61         (57)         61
Net loss                             0         0          0             0       0          0            0     (34,207)    (34,207)
                              --------   -------     ------    ----------    ----    -------     --------    --------    --------
BALANCE AT MARCH 31, 1998       13,981    19,027          0    34,080,830     341     47,000      200,275     (32,235)    248,389
Conversion of preferred
  stock                        (11,387)   (9,645)         0    10,140,257     101          0       20,775           0        (156)
Equity issued for
  acquisitions                       0         0      5,100     4,272,776      43        699       39,572           0      45,414
Preferred stock dividends          313       522          0             0       0          0            0      (1,815)       (980)
Warrants issued to
  employees                          0         0          0             0       0     (6,776)           0           0      (6,776)
Exercise of stock options
  and warrants                       0         0          0       186,741       2       (306)         987           0         683
Other                            1,113       973          0       210,294       2        128       (1,731)          0         485
Net loss                             0         0          0             0       0          0            0     (47,855)    (47,855)
                              --------   -------     ------    ----------    ----    -------     --------    --------    --------
BALANCE AT MARCH 31, 1999        4,020    10,877      5,100    48,890,898     489     40,745      259,878     (81,905)    239,204
Conversion of preferred
  stock                         (1,620)   (7,393)         0     8,329,647      83          0        9,498           0         568
Cash redemption of
  preferred stock               (2,462)   (2,500)         0             0       0          0            0      (1,241)     (6,203)
Equity issued for
  acquisitions                       0         0          0       322,467       3          0          275           0         278
Preferred stock dividends           62       193          0             0       0          0            0        (780)       (525)
Other                                0         0          0       168,415       2       (317)       1,045           0         730
Net loss                             0         0          0             0       0          0            0     (11,918)    (11,918)
                              --------   -------     ------    ----------    ----    -------     --------    --------    --------
BALANCE AT MARCH 31, 2000     $      0   $ 1,177     $5,100    57,711,427    $577    $40,428     $270,696    $(95,844)   $222,134
                              ========   =======     ======    ==========    ====    =======     ========    ========    ========

          See accompanying notes to consolidated financial statements.

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -- THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
     Metal Management, Inc., a Delaware corporation, and its wholly-owned subsidiaries, (herein referred to as the "Company" or "MTLM"), are principally engaged in the business of collection and processing of ferrous and non-ferrous metals for resale to metals brokers, steel producers, and producers and processors of other metals. The Company collects industrial scrap and obsolete scrap, processes it into reusable forms, and supplies the recycled metals to its customers, including mini-mills, integrated steel mills, foundries and metals brokers. These services are provided through the Company's recycling facilities located in 14 states. The Company's ferrous products primarily include shredded, sheared, hot briquetted, cold briquetted, bundled scrap, turnings and broken furnace iron. The Company also processes non-ferrous metals, including aluminum, stainless steel, copper, brass, titanium and high-temperature alloys, using similar techniques and through application of certain of the Company's proprietary technologies. Prior to April 1996, the Company was engaged in the business of designing, manufacturing and marketing color printers and related color printer consumable products (see Note 4 -- Discontinued Operations).

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

     The Company has investments in less than majority-owned companies (principally corporate joint ventures) which engage in ferrous and non-ferrous scrap metals recycling. These investments are accounted for using the equity method. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations.

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

FUTURES CONTRACTS
     The Company utilizes futures and forward contracts to hedge its position in certain non-ferrous metals. Any gain or loss, when realized, is recorded as a component of cost of sales. The Company does not use futures and forward contracts for trading purposes.

RECENT ACCOUNTING STANDARDS
     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the FASB in June 1998 and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet determined the impact of the adoption of SFAS No. 133 on its consolidated financial statements.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying values of financial instruments including notes and other receivables, other assets, accounts payable, and current portion of long-term debt approximate the related fair values because of the relatively short maturity of these instruments.

     The carrying values and estimated fair values of futures contracts and long-term debt were as follows at March 31, (in thousands):

                                                        2000                    1999
                                                --------------------    --------------------
                                                CARRYING      FAIR      CARRYING      FAIR
                                                 AMOUNT      VALUE       AMOUNT      VALUE
                                                --------     -----      --------     -----
Futures contracts                               $    479    $    524    $    678    $    310
Long-term debt, less current maturities         $382,601    $337,406    $330,154    $277,054

     The fair values of futures contracts were determined from market quotes. The fair values of long-term debt were determined from either market quotes or from instruments with similar terms and maturities.

CASH AND CASH EQUIVALENTS
     The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents are carried at cost which approximates fair value.

ACCOUNTS RECEIVABLE
     Accounts receivable represents amounts due from customers on product and broker sales. The carrying amount of the Company's accounts receivable approximates fair value. Reserves for uncollectible accounts and for tonnage variances were approximately $2.6 million and $2.0 million at March 31, 2000 and 1999, respectively.

PROPERTY AND EQUIPMENT
     Property and equipment are recorded at cost less accumulated depreciation. Major renewals and improvements are capitalized while repairs and maintenance costs are expensed as incurred. Property and equipment acquired in purchase transactions are recorded at their estimated fair value at the time of the acquisition. Depreciation is determined for financial reporting purposes using the straight-line method over the following estimated useful lives: 10 to 40 years for buildings and improvements, 3 to 15 years for operating machinery and equipment, 2 to 10 years for furniture, fixtures and computer equipment and 3 to 10 years for automobiles and trucks. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the statements of operations. Property and equipment consist of the following at March 31 (in thousands):

                                                           2000        1999
                                                         --------    --------
Land and improvements                                    $ 28,550    $ 28,575
Buildings and improvements                                 27,811      25,676
Operating machinery and equipment                         129,910     120,464
Automobiles and trucks                                     18,611      18,936
Computer equipment                                          3,482       2,256
Furniture, fixtures and office equipment                    1,288       1,549
Construction in progress                                      649       1,527
                                                         --------    --------
                                                          210,301     198,983
Less -- accumulated depreciation                          (45,104)    (27,743)
                                                         --------    --------
                                                         $165,197    $171,240
                                                         ========    ========

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Depreciation expense was $18.9 million, $18.2 million and $7.4 million for the years ended March 31, 2000, 1999 and 1998, respectively.

GOODWILL AND OTHER INTANGIBLES
     Goodwill represents the excess of purchase consideration paid over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over a period of 40 years. Accumulated goodwill amortization at March 31, 2000 and 1999 was $16.5 million and $9.0 million, respectively. Goodwill amortization expense was $7.5 million, $7.0 million and $2.4 million for the years ended March 31, 2000, 1999 and 1998, respectively.

     The Company assesses the recoverability of its goodwill and other intangible assets on an annual basis or whenever events or changes in circumstances or business climate indicate that expected undiscounted future cash flows may not be sufficient to recover the recorded goodwill and intangible assets.

     Deferred financing costs represent costs incurred in connection with the placement of long-term debt and are capitalized and amortized to interest expense over the term of the long-term debt. Other intangible assets are amortized on a straight-line basis over the lesser of their legal or estimated useful lives, ranging from 1 to 10 years. Deferred financing costs and other intangibles amortization expense for the years ended March 31, 2000, 1999 and 1998 was $3.8 million, $2.6 million and $0.9 million, respectively. Deferred financing costs and other intangibles consist of the following at March 31 (in thousands):

                                                               2000       1999
                                                               ----       ----
Deferred financing costs                                      $15,100    $12,466
Non-compete agreements                                          3,733      3,733
Other intangibles                                                 367        111
                                                              -------    -------
                                                               19,200     16,310
Less -- accumulated amortization                               (6,900)    (3,082)
                                                              -------    -------
                                                              $12,300    $13,228
                                                              =======    =======

INVESTMENTS IN JOINT VENTURES
     Investments in joint ventures represents the Company's 28.5% interest in Southern Recycling, L.L.C., which processes and sells ferrous and non-ferrous scrap metals. Investment in joint ventures also includes a $3.0 million advance made during Fiscal 1999 to Southern Recycling, L.L.C. During Fiscal 2000, the Company liquidated its interest in three joint ventures, the proceeds and results of which were not significant.

CONCENTRATION OF CREDIT RISK
     Financial instruments that potentially subject the Company to significant concentrations of credit risk are primarily trade accounts receivable. The Company sells its products primarily to scrap metal brokers and steel mills located in the United States. Generally, the Company does not require collateral or other security to support customer receivables. Historically, the Company has not experienced material losses from the noncollection of accounts receivables. Sales to customers outside of the United States are generally settled by payment in U.S. dollars and secured by letters of credit.

     For the year ended March 31, 2000, the 10 largest customers of the Company represented approximately 32% of consolidated net sales. These customers comprised approximately 38% of accounts receivable at March 31, 2000. No single customer accounted for more than 10% of consolidated net sales.

INCOME TAXES
     The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

effect in the years in which the differences are expected to reverse. Income tax benefits related to non-qualified stock option exercises are credited to additional paid-in-capital when realized.

EARNINGS (LOSS) PER COMMON SHARE
     Basic and diluted earnings per share ("EPS") are calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing reported net income (loss) applicable to Common Stock by the weighted average shares outstanding. Diluted EPS includes the incremental shares issuable upon the assumed exercise of stock options and warrants, using the treasury stock method.

     The following is a reconciliation of the numerators and denominators used in computing EPS (in thousands, except per share amounts):

                   YEARS ENDED MARCH 31,                          2000        1999        1998
                   ---------------------                          ----        ----        ----
LOSS (NUMERATOR):
Loss from continuing operations before extraordinary charge     $(12,294)   $(47,034)   $(34,407)
Non-cash beneficial conversion feature of convertible
  preferred stock                                                      0           0      (5,592)
Dividends on convertible preferred stock                          (2,021)     (1,815)     (1,508)
                                                                --------    --------    --------
Loss from continuing operations before extraordinary charge
  applicable to Common Stock                                    $(14,315)   $(48,849)   $(41,507)
                                                                ========    ========    ========
SHARES (DENOMINATOR):
Weighted average number of shares outstanding during the
  period                                                          54,333      40,139      20,762
Incremental common shares attributable to dilutive stock
  options and warrants                                                 0           0           0
                                                                --------    --------    --------
Diluted number of shares outstanding during the period            54,333      40,139      20,762
                                                                ========    ========    ========
Basic loss per common share                                     $  (0.27)   $  (1.22)   $  (2.00)
                                                                ========    ========    ========
Diluted loss per common share                                   $  (0.27)   $  (1.22)   $  (2.00)
                                                                ========    ========    ========

     Due to the loss from continuing operations before extraordinary charge applicable to Common Stock for all the periods presented, the effect of dilutive stock options and warrants were not included as their effect would have been anti-dilutive. However, if the Company would have reported net earnings, the incremental shares attributable to dilutive stock options and warrants would have been approximately 25,000, 933,000 and 3,388,000 for the years ended March 31, 2000, 1999 and 1998, respectively. Also, the potentially dilutive effect of the Company's convertible preferred stock was not used in the diluted earnings per share calculation as its effect was anti-dilutive.

RECLASSIFICATIONS
     In order to maintain consistency and comparability between periods, certain prior year financial information has been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the previously reported consolidated balance sheet, results of operations or cash flows of the Company.

USES OF ESTIMATES
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- ACQUISITIONS AND DIVESTURES

MERGERS ACCOUNTED FOR AS POOLING OF INTERESTS
     On May 28, 1998, a subsidiary of the Company merged with R&P Holdings, Inc. ("R&P"), the parent of Charles Bluestone Company, through a tax-free stock-for-stock exchange. In connection with the merger, the Company issued 1,034,826 shares of common stock, par value $.01 per share ("Common Stock") in exchange for all the outstanding common stock of R&P. The merger was accounted for using the pooling-of-interests method accounting, and accordingly, the accompanying consolidated financial statements and notes thereto have been restated to include the operations of R&P for all periods presented. Certain reclassifications were made to R&P's financial statements to conform to the Company's presentation.

     The following table presents net sales and net loss applicable to Common Stock for the Company and R&P up to the date of the merger. The only conforming accounting adjustment was to change R&P's inventory valuation methodology from a LIFO basis to an average cost basis (in thousands):

                    YEAR ENDED MARCH 31,                        1999        1998
                    --------------------                      --------    --------
Net sales:
  The Company                                                 $794,741    $479,707
  R&P                                                           10,533      90,328
                                                              --------    --------
  Combined                                                    $805,274    $570,035
                                                              ========    ========

Net loss applicable to Common Stock:
  The Company                                                 $(48,523)   $(41,357)
  R&P                                                             (326)        340
  Conforming accounting adjustments, net of tax                      0        (490)
                                                              --------    --------
     Loss from continuing operations before extraordinary
      charge applicable to Common Stock                        (48,849)    (41,507)
  Extraordinary charge for early retirement of debt               (938)          0
  Gain on sale of discontinued operations, net of tax              117         200
                                                              --------    --------
  Combined net loss applicable to Common Stock                $(49,670)   $(41,307)
                                                              ========    ========

Basic and diluted loss per share applicable to Common Stock:
  The Company -- historical                                   $  (1.23)   $  (2.09)
                                                              ========    ========
  Combined                                                    $  (1.24)   $  (1.99)
                                                              ========    ========

ACQUISITIONS ACCOUNTED FOR AS PURCHASE TRANSACTIONS DURING FISCAL 2000
     In November 1999, the Company acquired substantially all of the assets of National Metals Company. The purchase consideration was not material to the Company's consolidated financial position or results of operations.

ACQUISITIONS ACCOUNTED FOR AS PURCHASE TRANSACTIONS DURING FISCAL 1999
     In July 1998, the Company acquired the common stock of Naporano Iron & Metal Co. and Nimco Shredding Co. (collectively "Naporano"). The purchase consideration for Naporano consisted of approximately 1.9 million shares of Common Stock and $86.6 million of cash (including transaction costs). The Common Stock issued to Naporano was valued at $18.5 million for financial reporting purposes.

     The Company also acquired eleven other businesses which were engaged in the scrap metals recycling industry during Fiscal 1999. The total purchase consideration for these acquisitions consisted of approximately $102.2 million of cash (including transaction costs), 2.3 million shares of Common Stock, warrants to

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

purchase 150,000 shares of Common Stock, 6,000 shares of Series C convertible preferred stock and promissory notes aggregating $1.3 million. The Common Stock, Series C convertible preferred stock and warrants to purchase Common Stock were valued at $21.1 million, $5.1 million and $0.7 million, respectively, for financial reporting purposes.

ACQUISITIONS ACCOUNTED FOR AS PURCHASE TRANSACTIONS DURING FISCAL 1998
 -- In May 1997, the Company acquired Reserve Iron & Metal Limited Partnership ("Reserve").
 -- In June 1997, the Company acquired four companies under common ownership comprising The Isaac Group ("Isaac").
 -- In August 1997, the Company acquired Proler Southwest Inc. and Proler Steelworks, L.L.C. (collectively "Proler").
 --   In December 1997, the Company acquired Cozzi Iron & Metal, Inc. ("Cozzi").
 -- In January 1998, the Company purchased substantially all of the assets of Aerospace Metals, Inc. ("Aerospace").
 -- During Fiscal 1998, the Company also acquired six other businesses engaged in the scrap metals recycling industry.

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
                                                                ========    ========

     These acquisitions have been accounted for by the purchase method of accounting and accordingly are included in the Company's results of operations from and after the date of each acquisition. The purchase price was allocated based on estimates of the fair value of assets acquired and liabilities assumed.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

PRO FORMA INFORMATION
     The following unaudited pro forma statement of operations information presents a summary of consolidated results of operations of the Company, Reserve, Isaac, Proler, Cozzi, Aerospace and Naporano (collectively, the "Pro Forma Acquisitions") as if these acquisitions had occurred on April 1, 1997. The unaudited pro forma statement of operations information has been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets acquired, additional amortization expense as a result of goodwill and interest expense related to cash portions of purchase consideration and assumed debt. The pro forma statement of operations information includes non-recurring expenses of $19.0 million and $43.5 million for the years ended March 31, 1999 and 1998, respectively. The pro forma statement of operations information for the year ended March 31, 1998 also includes a charge for a $5.6 million non-cash dividend with respect to the beneficial conversion feature of convertible preferred stock. The following pro forma results do not purport to be indicative of the financial results which actually would have occurred had the Pro Forma Acquisitions been in effect on April 1, 1997 (in thousands, except share data):

                                                                 (UNAUDITED)
                                                                 -----------
                STATEMENT OF OPERATIONS                       1999         1998
                -----------------------                       ----         ----
Net sales                                                   $845,430    $1,020,030
Net loss from continuing operations applicable to Common
  Stock                                                     $(51,674)   $  (44,410)
Basic and diluted net loss per share from continuing
  operations                                                $  (1.06)   $    (1.19)

DIVESTITURES
     On March 12, 1999, the Company completed the sale of its Superior Forge, Inc. ("Superior") subsidiary to a newly formed company formed by a group of investors led by Gerard M. Jacobs, the Company's former Chief Executive Officer and a former director of the Company. The Company received proceeds of $16.7 million, consisting of $14.2 million in cash and a $2.5 million promissory note bearing interest at 10% per annum. The promissory note is payable in five equal installments of $500,000 beginning on March 12, 2001 and every six months thereafter. In addition, the sale provides for the payment of an additional $1.0 million to the Company if certain financial targets are met by Superior. The sale resulted in a loss of $6.8 million, which is included in non-cash and non-recurring expenses for the year ended March 31, 1999 (see Note 3 -- Non-cash and Non-recurring expenses).

     Superior has incurred significant losses and cash flow deficits since its sale. Superior's secured lender has prohibited it from making scheduled interest payments, since December 1999, to the Company on the promissory note. Unless there is a significant improvement in its results of operations or a sale, merger or recapitalization of Superior, there is a reasonable possibility that the Company may not realize payments of principal or interest on the $2.5 million promissory note. No reserve or allowance has been established against the $2.5 million promissory note at March 31, 2000.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- NON-CASH AND NON-RECURRING EXPENSES

     During Fiscal 2000, 1999 and 1998, the Company recorded the following non-cash and non-recurring expenses and related reserve activity (in thousands):

                                                          SEVERANCE,            ASSET
                                         NON-CASH      FACILITY CLOSURE      IMPAIRMENT       MERGER
                                         WARRANT          AND OTHER        AND DIVESTITURE    RELATED
                                       COMPENSATION        CHARGES          GAINS/LOSSES       COSTS      TOTAL
                                       ------------    ----------------    ---------------    -------     -----
Balance at March 31, 1997                $      0          $     0            $      0        $     0    $      0
Charge to income                           30,588            1,655              11,305              0      43,548
Cash payments                                   0             (737)                  0              0        (737)
Non-cash application                      (30,588)            (305)            (11,305)             0     (42,198)
                                         --------          -------            --------        -------    --------
Balance at March 31, 1998                       0              613                   0              0         613
Charge (credit) to income                  (6,776)           1,776              17,983          3,213      16,196
Cash payments                                   0             (916)                  0         (1,163)     (2,079)
Non-cash application                        6,776                0             (17,983)        (1,487)    (12,694)
                                         --------          -------            --------        -------    --------
Balance at March 31, 1999                       0            1,473                   0            563       2,036
Charge (credit) to income                       0            5,224                (210)             0       5,014
Cash payments                                   0           (4,896)                  0           (150)     (5,046)
Non-cash application                            0             (993)                210              0        (783)
                                         --------          -------            --------        -------    --------
Balance at March 31, 2000                $      0          $   808            $      0        $   413    $  1,221
                                         ========          =======            ========        =======    ========

     The Company believes the reserves at March 31, 2000 are adequate for the remaining obligations associated with these activities.

NON-CASH WARRANT COMPENSATION
     On May 1, 1997, the Company issued warrants to purchase 1,400,000 shares of Common Stock to the former general partners of Reserve (the "Reserve Warrants"). The Reserve Warrants have terms ranging from 30 to 60 months and have initial exercise prices of $3.50 or $4.00 per share, subject to a $0.50 per share increase in the event that the Company's stock price exceeds $10.00 per share on the date of exercise. Since the exercise price is not fixed, the Reserve Warrants are considered variable instruments under APB No. 25 "Stock Issued to Employees," and thus require the Company to record non-cash warrant compensation expense or income throughout the term of the Reserve Warrants depending on the fair market value of its Common Stock. In Fiscal 1998, the Company recognized non-cash warrant compensation expense of $9.8 million related to the Reserve Warrants. In Fiscal 1999, the Company recognized non-cash warrant compensation income of $6.8 million which represented the reversal of previously recognized compensation expense. At March 31, 2000, there were Reserve Warrants outstanding representing the right to purchase up to 455,000 shares of Common Stock.

     On December 1, 1997, the Company issued warrants to purchase 1,855,000 shares of Common Stock (the "December Warrants") to certain officers, employees and directors. The December Warrants were fully vested warrants at exercise prices ranging from $4.00 per share to $12.00 per share. The Company recorded non-cash warrant compensation expense of $20.8 million related to the December Warrants in Fiscal 1998. The December Warrants were accounted for under APB No. 25 as fixed instruments and accordingly were valued using the "intrinsic method."

SEVERANCE, FACILITY ABANDONMENT AND INTEGRATION

FISCAL 1998 ACTIVITY
     Upon completion of the Cozzi acquisition in December 1997, the Company adopted a formal plan to abandon its EMCO Recycling, Inc. ("EMCO") operations which had become redundant as a result of the

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Cozzi acquisition, and to transfer certain of EMCO's assets to Salt River Recycling L.L.C. ("Salt River") Salt River was a joint venture investment of Cozzi which became a wholly-owned subsidiary of the Company in January 1998. In November 1999, Salt River changed its name to Metal Management Arizona L.L.C. In connection with the plan to abandon and shut down EMCO, the Company recorded a non-cash charge of approximately $11.3 million, comprised of $9.3 million for the impairment of EMCO goodwill and $2.0 million for the write-down to net realizable value (less selling costs) the fixed assets to be sold or otherwise abandoned. The Company also incurred $1.6 million of costs related to severance paid to the former president of EMCO and other facility closure related costs. The final shutdown and abandonment of EMCO was completed during Fiscal 1999.

     Cash payments in Fiscal 1998 reflect the payment of severance and facility closure costs. Non-cash utilization partially reflects the write-off of certain prepaid deposits and other costs not recoverable as a result of the closure. At March 31, 1999, there were no remaining liabilities related to the EMCO abandonment.

FISCAL 1999 ACTIVITY
     In the fourth quarter of Fiscal 1999, the Company executed a plan commenced during Fiscal 1999 to evaluate the long term economic viability of certain of its investments and to accelerate the integration of various operations in recognition of the significant adverse market conditions during Fiscal 1999, its liquidity needs, and ongoing integration and consolidation efforts. In connection with the plan, the Company performed an evaluation, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," that indicated negative or marginal future cash flows (undiscounted and without interest charges) from its under-performing recycling operations which would be less than the aggregate carrying amount of the Company's investment in these assets, resulting in the need to record impairment provisions for equipment and goodwill. The plan resulted in decisions made in the fourth quarter to abandon under-performing recycling operations in Arizona, Louisiana and Mississippi and to conclude the integration of certain operations in Houston. In connection with the facility abandonments and other termination arrangements, the Company incurred $0.6 million of severance and $1.2 million for lease cancellation, facility cleanup and other facility closure costs, of which a total of $1.5 million remained accrued at March 31, 1999.

     The plan provided that certain recycling facilities would be abandoned and the operations integrated, where economically justified, into other Company facilities. In those instances where equipment would be transferred to other Company facilities, such equipment was transferred at its carrying value. Equipment to be disposed of or otherwise converted to scrap was written down to its net realizable value resulting in a non-cash charge of $6.6 million. Goodwill impairment associated with abandoned facilities aggregated $4.6 million.

     During Fiscal 2000, facility abandonment payments included severance payments totaling $0.4 million and facility closure payments totaling $0.6 million. The net non-recurring credit for asset impairments primarily reflects the gain on sale of certain assets associated with the Fiscal 1999 facility closure plan. At March 31, 2000, $0.5 million of liabilities remained relating primarily to future lease payments and additional yard cleanup costs.

FISCAL 2000 ACTIVITY
     Effective July 15, 1999, T. Benjamin Jennings resigned as the Company's Chairman of the Board and Chief Executive Officer, as a director of the Company, and as an officer and director of all of the Company's subsidiaries for which he served in such capacities. In connection with his resignation, the Company entered into a settlement agreement and general release with Mr. Jennings (the "Jennings Settlement Agreement"). Mr. Jennings' employment agreement was terminated and superseded by the terms of the Jennings Settlement Agreement. Pursuant to the terms of the Jennings Settlement Agreement, Mr. Jennings received approximately $2.1 million in a lump-sum cash payment from the Company. Mr. Jennings will also continue to receive health and dental insurance and certain other benefits as set forth in the Jennings Settlement Agreement through December 15, 2003. In accordance with the Jennings Settlement Agreement, on

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

January 2, 2000, the Company also relinquished its rights to an outstanding $500,000 loan previously advanced to Mr. Jennings, plus accrued interest thereon. In addition, Mr. Jennings agreed to release, waive and renounce his interest under and pursuant to the Amended and Restated Stockholders' Agreement, dated February 12, 1999. The Company and Mr. Jennings agreed to mutual general releases from any and all liabilities arising out of any matter or event occurring on or prior to the date of the Jennings Settlement Agreement.

     Effective August 1, 1999, George A. Isaac, III resigned as the Company's Executive Vice President and as an officer and director of all of the Company's subsidiaries for which he served in such capacities. In connection with his resignation, Mr. Isaac invoked a "change of control" provision included in his employment agreement with the Company which was triggered by the resignation of Gerard M. Jacobs, the Company's former Chief Executive Officer. In connection with his resignation and the invocation of the "change of control" provisions of his employment agreement, the Company entered into a settlement agreement and general release with Mr. Isaac (the "Isaac Settlement Agreement"). Mr. Isaac's employment agreement was terminated and superseded by the terms of the Isaac Settlement Agreement. Pursuant to the terms of the Isaac Settlement Agreement, Mr. Isaac received cash payments of approximately $1.2 million from the Company. Mr. Isaac will continue to be covered by the Company's medical, dental and life insurance plans through June 23, 2002. The Company and Mr. Isaac agreed to mutual general releases from any and all liabilities arising out of any matter or event occurring on or prior to the date of the Isaac Settlement Agreement.

     The Fiscal 2000 severance, facility closure and other charges also include severance, relocation and other employee costs totaling $1.2 million, of which $0.3 million remained accrued at March 31, 2000. Non-cash utilization primarily relates to the forgiveness of a note receivable from T. Benjamin Jennings and non-cash severance and other compensation.

MERGER RELATED COSTS
     In connection with the Company's merger with R&P in Fiscal 1999, the Company recognized merger expenses consisting of fees and expenses for accountants, attorneys, and investment bankers totaling $0.9 million. The merger expenses also included a charge of approximately $0.8 million related to the buy-out of existing contracts at R&P.

     In September 1998, the Company elected, due to adverse scrap metals market conditions, to terminate all then pending negotiations and related due diligence processes with potential acquisition candidates. Terminated merger expenses totaling $1.5 million represent costs incurred in connection with acquisitions that the Company had been pursuing but subsequently terminated.

     The Fiscal 1999 activity represents payments made on the buy-out of existing contracts and transaction costs incurred in connection with the R&P merger. Non-cash utilization relates to the write-off of prepaid merger costs which can't be recovered. Fiscal 2000 activity represents payments on the buy-out of existing contracts.

NOTE 4 -- DISCONTINUED OPERATIONS

     During the year ended March 31, 1997, the Company sold its computer printer and related products business for approximately $1.3 million in cash and other contingent consideration in the form of royalties on future product sales. The royalty agreement expired in Fiscal 2000.

     Consideration from royalty income was recognized as earned and is reported as additional gain on sale of discontinued operations. Income tax provision for the gain on sale of discontinued operations was approximately $261,000, $81,000 and $133,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5 -- INVENTORIES

     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following categories at March 31 (in thousands):

                                                              2000      1999
                                                              ----      ----
Ferrous metals                                               $38,344   $37,679
Non-ferrous metals                                            28,069    19,791
Other                                                          3,862     2,973
                                                             -------   -------
                                                             $70,275   $60,443
                                                             =======   =======

NOTE 6 -- DEBT

LONG-TERM DEBT
     Long-term debt consists of the following at March 31 (in thousands):

                                                                2000       1999
                                                                ----       ----
Senior Credit Facility, weighted average interest rate of
  8.26% in 2000 and
  7.64% in 1999                                               $170,590   $144,410
Notes payable to related parties, weighted average interest
  rate of 8.17% in 1999                                              0      3,688
12 3/4% Senior Secured Notes due 2004                           27,372          0
10% Senior Subordinated Notes due 2008                         180,000    180,000
Real property mortgage loans, due 2004 to 2009, weighted
  average interest rate of 8.60% in 2000 and 8.20% in 1999       1,069      1,221
Other debt, due 2000 to 2008, average interest rate of 7.58%
  in 2000 and 7.13% in 1999, with equipment generally
  pledged as collateral                                          5,679      6,143
                                                              --------   --------
                                                               384,710    335,462
Less current portion                                            (2,109)    (5,308)
                                                              --------   --------
                                                              $382,601   $330,154
                                                              ========   ========

     Scheduled maturities of long-term debt are as follows (in thousands):

FISCAL YEAR ENDING, MARCH 31
2001                                                          $  2,109
2002                                                             1,271
2003                                                               869
2004                                                           171,217
2005                                                            27,950
Thereafter                                                     181,294
                                                              --------
                                                              $384,710
                                                              ========

     On March 31, 1998, the Company entered into a three year credit facility (the "Senior Credit Facility") which provides for a revolving credit and letter of credit facility of $250.0 million, subject to borrowing base limitations. A security interest on substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, are pledged as collateral against the obligations of the Company under the Senior Credit Facility. The Senior Credit Facility provides the Company with the option of borrowing based either on the Bankers Trust Company's prime rate plus a margin or at the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the Senior Credit Facility, the Company pays a fee of .375% on the undrawn portion of the facility. The Senior Credit Facility is available for working capital and general corporate purposes, including acquisitions. As of March 31, 2000, the Company issued letters of credit aggregating $3.8 million.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Pursuant to the Senior Credit Facility, the Company is required to satisfy a minimum EBITDA (as defined in the Senior Credit Facility) interest test defined as a coverage ratio. The minimum interest coverage required for the end of each fiscal quarter for the twelve month period then ending requires that the Company satisfy an interest coverage ratio of not less than 1.0 to 1.0. There are restrictions as it pertains to investment in capital expenditures which aggregate investments to annual amounts not to exceed 2% of consolidated sales. On May 31, 2000, the Senior Credit Facility was amended whereby its maturity date was extended until March 31, 2004. The covenants pertaining to interest coverage ratio and capital expenditures were not changed by the amendment.

     On May 7, 1999, the Company issued $30.0 million principal amount of 12 3/4% Senior Secured Notes due on June 15, 2004 (the "Senior Secured Notes"). Interest on the Senior Secured Notes is payable semi-annually. The Senior Secured Notes were issued at 90% of their principal amount and are redeemable by the Company, in whole or in part, at 100% of their principal amount at any time after June 15, 2000. A second priority lien on substantially all of the Company's personal property, plant (to the extent it constitutes fixtures) and equipment has been pledged as collateral against the Senior Secured Notes. The Senior Secured Notes are senior obligations of the Company, ranking equally with all of its existing and future unsubordinated debt, including indebtedness under the Senior Credit Facility, and senior to all of its existing and future subordinated debt, including the Senior Subordinated Notes. The Company's payment obligation is jointly and severally guaranteed by the Company's current and future subsidiaries. The Company received net proceeds of approximately $25.5 million, after the 10% original issue discount and transaction fees and expenses. Net proceeds were used to reduce borrowings outstanding under the Senior Credit Facility.

     On May 13, 1998, the Company issued $180.0 million, 10% Senior Subordinated Notes due on May 15, 2008 (the "Senior Subordinated Notes") and received net proceeds of $174.6 million. Interest on the Senior Subordinated Notes is payable semi-annually. The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated in right to payment to all senior debt of the Company, including the indebtedness of the Company under the Senior Credit Facility and the Senior Secured Notes. The Company's payment obligations are jointly and severally guaranteed by the Company's current and certain future subsidiaries. The Senior Subordinated Notes are redeemable at the Company's option at specified redemption prices and redemption events. The net proceeds were used to reduce borrowings outstanding under the Senior Credit Facility, reduce notes payable to related parties and for general corporate purposes, including acquisitions.

     The Senior Credit Facility, the Indenture governing the Senior Subordinated Notes and the Indenture for the Senior Secured Notes contain covenants that, among other things, restrict the Company and most of its subsidiaries' ability to:

     - incur additional indebtedness;
     - pay dividends;
     - prepay subordinated indebtedness;
     - dispose of some types of assets;
     - make capital expenditures;
     - create liens and make some types of investments or acquisitions; and
     - engage in some fundamental corporate transactions.

     In addition, under the Senior Credit Facility, the Company is required to satisfy specified financial covenants, including an interest coverage ratio and ratio of capital expenditures to consolidated revenues. The Company's ability to comply with these provisions may be affected by general economic conditions, industry conditions, and other events or circumstances beyond the Company's control. A breach of any of these covenants could result in a default under the Senior Credit Facility. In the event of a default, depending on the actions taken by the lenders under the Senior Credit Facility, the lenders could elect to declare all amounts borrowed under the Senior Credit Facility, together with accrued interest, to be due and payable. In addition, a default under the Indenture for the Senior Secured Notes or the Indenture for the Senior Subordinated

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Notes would constitute a default under the Senior Credit Facility and any instruments governing our other indebtedness.

     Both the Indenture for the Senior Subordinated Notes and the Indenture for the Senior Secured Notes contain restrictions on the Company's ability to incur, subject to certain exceptions, additional indebtedness, unless the Company meets a fixed charge coverage ratio of 2.0 to 1.0 for the immediately preceding four calendar quarters. Because of recent financial performance, the Company currently would not satisfy the fixed-charge coverage ratio test, and, accordingly, is unable and expects to remain unable for the foreseeable future to incur significant amounts of additional indebtedness.

NOTES PAYABLE TO RELATED PARTIES
     In connection with certain of the Company's acquisitions, notes payable were issued to or assumed from certain of the selling shareholders as purchase consideration. At March 31, 1999, $2.4 million of notes payable were outstanding to the former shareholders of Isaac, including $0.3 million payable to George A. Isaac III, a former director and officer of the Company. These notes were repaid during Fiscal 2000.

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
                                                              ======

     The warrants were issued as a prepayment fee to certain former shareholders of Isaac, including warrants to purchase 18,888 shares of Common Stock issued to George A. Isaac III, a former director and officer of the Company. The warrants are exercisable at $6.50 per share over a 3 year period. The value of the warrants was determined using the Black-Scholes model.

NOTE 7 -- INCOME TAXES

     The provision (benefit) for federal and state income taxes from continuing operations is as follows (in thousands):

                 YEAR ENDED MARCH 31                     2000       1999      1998
                 -------------------                     ----       ----      ----
Federal:
     Current                                            $     0   $ (1,149)  $   199
     Deferred                                            (2,609)   (14,173)   (4,294)
                                                        -------   --------   -------
                                                         (2,609)   (15,322)   (4,095)
                                                        -------   --------   -------
State:
     Current                                                866        697       741
     Deferred                                            (1,089)    (2,411)   (1,201)
                                                        -------   --------   -------
                                                           (223)    (1,714)     (460)
                                                        -------   --------   -------
Total tax benefit                                       $(2,832)  $(17,036)  $(4,555)
                                                        =======   ========   =======

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of deferred tax assets and liabilities at March 31, related to the following (in thousands):

                                                               2000      1999
                                                               ----      ----
DEFERRED TAX ASSETS:
  Net operating loss carryforward                             $20,960   $18,089
  Workman's compensation                                        1,131       902
  Employee benefit accruals                                     1,130       410
  Accounts receivable reserves                                  1,082       659
  Facility closure & severance                                    656       843
  Accrued liabilities                                             546       956
  Deferred compensation                                           505       602
  Other                                                         1,354         0
                                                              -------   -------
                                                               27,364    22,461
                                                              -------   -------
DEFERRED TAX LIABILITIES:
  Depreciation                                                (15,639)  (14,070)
  Goodwill                                                     (2,082)        0
  Non-compete agreements                                         (568)     (688)
  Inventory                                                      (314)     (854)
  Other                                                             0       (35)
                                                              -------   -------
                                                              (18,603)  (15,647)
                                                              -------   -------
NET DEFERRED TAX ASSET BEFORE VALUATION ALLOWANCE               8,761     6,814
VALUATION ALLOWANCE                                              (470)     (250)
                                                              -------   -------
NET DEFERRED TAX ASSET                                        $ 8,291   $ 6,564
                                                              =======   =======

     Realization of deferred tax assets is dependent upon generating sufficient future taxable income in the periods in which the assets reverse or the benefits expire. Management believes it is more likely than not that the Company's deferred tax assets will be realized through future taxable earnings. In concluding on the level of deferred tax asset valuation allowance to record, the Company considered a number of factors including the current and expected market conditions, the cyclicality of the scrap metals recycling industry, integration and rationalization opportunities identified, the adequacy of its current liquidity and financial resources and the remaining life of the net operating loss carryforward. The net operating loss carryforward begins to expire in 2018 for federal purposes. A valuation allowance was provided for future state income tax benefits related to net operating loss carryforwards which are not expected to be utilized.

     The reconciliation of the federal income tax rate to the Company's effective tax rate from continuing operations is as follows:

                  YEAR ENDED MARCH 31                          2000        1999        1998
                  -------------------                          ----        ----        ----
Normal statutory rate                                          (35.0)%     (35.0)%     (35.0)%
State income taxes, net of federal benefit                      (1.4)       (4.0)       (1.1)
Non-deductible goodwill                                         10.3         2.5         2.3
IRS audit adjustments                                            5.4          --          --
Non-deductible goodwill impairment and business
  disposition write-offs                                          --         6.2         8.4
Non-deductible stock based compensation                           --         3.0        12.8
Other                                                            2.0         0.7         0.9
                                                               -----       -----       -----
Effective tax rate                                             (18.7)%     (26.6)%     (11.7)%
                                                               =====       =====       =====

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- EMPLOYEE BENEFIT PLANS

401(K) AND PROFIT SHARING PLANS
     On December 31, 1998, the Company consolidated its various 401(k) and profit sharing plans into the Metal Management, Inc. 401(k) Plan. The plan allows employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plan. The Company may match a portion of the pre-tax contributions through discretionary contributions. The Company also may make a discretionary profit sharing contribution to the plan. Matching contributions made by the Company amounted to $0.2 million for Fiscal 2000. No discretionary contributions were made into the Metal Management, Inc. 401(k) Plan for Fiscal 1999.

     Prior to the Metal Management, Inc. 401(k) Plan, the Company and its wholly owned subsidiaries sponsored qualified 401(k) plans and profit sharing plans covering certain eligible employees. Certain of the qualified 401(k) plans allowed the Company's wholly-owned subsidiaries to match a percentage of the contributions of participating employees as specified in the respective plans and also enabled discretionary contributions based on the plan provisions. For the years ended March 31, 1999 and 1998, the Company made matching contributions of approximately $0.8 million and $0.4 million, respectively.

PENSION PLANS
     Some of the Company's wholly-owned subsidiaries have defined benefit pension plans covering certain employees and groups of employees. Net pension cost under these plans for the years ended March 31, 2000, 1999 and 1998 were approximately $0.3 million, $0.4 million and $0.2 million, respectively. Actuarially computed obligations under these plans are substantially offset by the fair value of associated plan assets. As of March 31, 2000, the Company permanently eliminated benefit accruals for future service for non-union employees covered under its defined benefit pension plans. As a result, the Company recognized a net curtailment gain of approximately $0.6 million which was recorded as a reduction in general and administrative expenses in the fourth quarter of Fiscal 2000.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

LEASES
     The Company leases certain facilities and equipment under operating leases expiring at various dates. Lease rental expense was approximately $6.2 million, $5.9 million and $3.1 million for the years ended March 31, 2000, 1999 and 1998, respectively. Future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

FISCAL YEAR ENDING, MARCH 31
2001                                                           $ 6,060
2002                                                             5,001
2003                                                             4,548
2004                                                             4,333
2005                                                             4,043
Thereafter                                                      10,313

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

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Certain of the Company's subsidiaries have received notices from the United States Environmental Protection Agency ("EPA") that each of these companies and numerous other parties are considered potentially responsible parties and may be obligated under Superfund to pay a portion of the cost of remedial investigation, feasibility studies and, ultimately, remediation to correct alleged releases of hazardous substances at various third party sites. Superfund may impose joint and several liability for the costs of remedial investigations and actions on the entities that arranged for disposal of certain wastes, the waste transporters that selected the disposal sites, and the owners and operators of these sites. Responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal, or ownership of the disposal site. Based upon the Company's analysis of its environmental exposure, the Company currently does not expect the potential liability of its subsidiaries in these matters to have a material adverse effect on the Company's financial condition or results of operation.

     At March 31, 2000 and 1999, the Company had reserves of $1.4 million and $2.2 million, respectively, for environmental related contingencies.

LEGAL PROCEEDINGS
     From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims arising from the Company's operations. There are presently no legal proceedings pending against the Company which, in the opinion of the Company's management, is likely to have a material adverse effect on its business, financial position or results of operations.

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

NOTE 10 -- STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK
     The Company's Amended and Restated Certificate of Incorporation allows for the issuance of up to 4,000,000 shares of preferred stock. During the year ended March 31, 1998, the Company issued 25,000 shares of convertible preferred stock (designated as Series A) and 20,000 shares of convertible preferred stock (designated as Series B). In November 1998, the Company issued 6,000 shares of convertible preferred stock (designated as Series C) in connection with an acquisition. The fair value of the Series C convertible preferred stock was estimated at $5.1 million. Dividends on the Series A, Series B and Series C convertible preferred stock accrue, whether or not declared by the Board of Directors, at an annual rate of 6.0%, 4.5% and 6.9%, respectively, of the stated value of each outstanding share of Series A, Series B and Series C convertible preferred stock. Dividends are payable in cash, or at the Company's option, in additional shares of preferred stock, or Common Stock.

     On September 29, 1999, the Company redeemed all of the outstanding shares of its Series A convertible preferred stock at a price equal to 125% of the aggregate stated value plus all accrued and unpaid dividends thereon. As a result, the Company recognized an additional dividend of $0.6 million representing the premium paid on the redemption. The aggregate price paid by the Company for the redemption of all remaining shares of Series A convertible preferred stock was approximately $3.1 million. Upon redemption, the shares of Series A convertible preferred stock were cancelled by the Company. These shares are not subject to reissuance by the Company.

     On February 23, 2000, the Company redeemed 2,500 shares or $2.5 million stated value of Series B convertible preferred stock at a price equal to 125% of the aggregate stated value plus all accrued and unpaid

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

dividends thereon. As a result, the Company recognized an additional dividend of $0.6 million representing the premium paid on the redemption. The aggregate price paid by the Company for the redemption of the 2,500 shares of Series B convertible preferred stock was approximately $3.1 million. Upon redemption, the shares of Series B convertible preferred stock were cancelled by the Company. These shares are not subject to reissuance by the Company.

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

     The following presents a summary of the Series A preferred stock, Series B preferred stock and Series C preferred stock issued and converted during year ended March 31, 2000:

                                                 SERIES A       SERIES B       SERIES C
                                                 --------       --------       --------
Shares outstanding at March 31, 1999               4,020         10,877         6,000
Shares converted into Common Stock                (1,620)        (7,393)            0
Shares redeemed for cash                          (2,462)        (2,500)            0
Shares issued for dividends                           62            193             0
                                                 -------         ------         -----
Shares outstanding at March 31, 2000                   0          1,177         6,000
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

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- STOCK BASED COMPENSATION

RESTRICTED STOCK
     On November 22, 1999, the Company's stockholders approved the Metal Management, Inc. Restricted Stock Plan (the "Plan"), which allows for the issuance of up to 4,000,000 shares of Common Stock to employees and consultants. Vesting under the Plan is subject to restrictions established by the Executive Compensation Committee of the Board of Directors. In Fiscal 2000, the Company awarded 246,835 shares of Common Stock to employees. Compensation expense under the Plan is charged to earnings over the vesting period and amounted to approximately $0.3 million in Fiscal 2000.

STOCK OPTION PLANS
     On November 2, 1998, the Company's stockholders approved an amendment to the Company's 1995 Stock Option Plan (the "1995 Plan") to reserve an aggregate 5,200,000 shares of Common Stock which can be issued to employees and consultants under the 1995 Plan. The Board of Directors determines, within limits set forth in the 1995 Plan, the term of each option, the option exercise price, the number of shares to be granted and the times at and conditions under which each option is or becomes exercisable. Options under the 1995 Plan are generally granted at an exercise price equal to or greater than the market price of the Company's Common Stock on the date of grant. These options generally vest between 3 to 5 years and have terms ranging from 5 to 10 years. Options granted under the 1995 Plan must be exercised no later than ten years from the date of grant.

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

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Summarized information for the Company's stock option plans are as follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                           SHARES          PRICE
                                                           ------         --------
Options outstanding at April 1, 1997                        757,500       $   4.02
Granted                                                   1,218,650          16.01
Exercised                                                  (155,000)          3.95
Expired/forfeited                                                 0           0.00
                                                         ----------       --------
Options outstanding at March 31, 1998                     1,821,150          12.05
Granted                                                   2,698,445           5.35
Exercised                                                   (12,500)          4.65
Expired/forfeited                                        (1,641,150)         14.41
                                                         ----------       --------
Options outstanding at March 31, 1999                     2,865,945           4.44
Granted                                                   1,043,489           2.69
Exercised                                                         0           0.00
Expired/forfeited                                          (432,587)          5.63
                                                         ----------       --------
Options outstanding at March 31, 2000                     3,476,847       $   3.78
                                                         ==========       ========
Exercisable at March 31, 1998                               694,333       $   5.28
Exercisable at March 31, 1999                               701,500       $   5.65
Exercisable at March 31, 2000                             1,225,247       $   4.59

     Options available for grant as of March 31, 2000, 1999 and 1998 were 1,861,403, 2,487,305 and 812,100, respectively.

     On December 1, 1998, a total of 1,513,900 outstanding stock options with a weighted average exercise price of $14.42 per share were terminated in exchange for the grant of 1,135,425 stock options with an exercise price of $3.87 per share, representing 125% of the closing price of the Company's Common Stock on December 1, 1998. The options granted in the exchange are exercisable over a period of 5 years and vest ratably over a period of 3 years. The offer to exchange was made to substantially all option holders, but did not include the Company's chairman, chief executive officer and president. The exchange offer was designed to restore the incentive value of Company stock options and to encourage the retention of key personnel, particularly in light of the market conditions in the scrap metal industry during the 1998 calendar year, and its effect on the Company's stock price.

     The following table summarizes information about stock options outstanding at March 31, 2000:

                                                      OPTIONS OUTSTANDING
                                              ------------------------------------     OPTIONS EXERCISABLE
                                                            WEIGHTED                  ---------------------
                                                             AVERAGE      WEIGHTED                 WEIGHTED
                                                            REMAINING     AVERAGE                  AVERAGE
                                                           CONTRACTUAL    EXERCISE                 EXERCISE
         RANGE OF EXERCISE PRICES              SHARES      LIFE (YRS)      PRICE       SHARES       PRICE
         ------------------------              ------      -----------    --------     ------      --------
$2.00 to $2.75                                  978,489       5.03        $   2.59       51,666    $   2.39
$2.76 to $3.75                                  624,183       3.88        $   3.40      158,361    $   3.51
$3.76 to $3.87                                1,283,175       3.67        $   3.87      436,220    $   3.87
$3.88 to $21.13                                 591,000       4.98        $   5.94      579,000    $   5.63
                                              ---------                               ---------
                                              3,476,847                               1,225,247
                                              =========                               =========

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

WARRANTS
     The Company issues warrants to purchase restricted Common Stock in connection with acquisitions or for issuance to employees or directors for services. The summary of warrant activity is as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                                           EXERCISE
                                                               SHARES       PRICE
                                                               ------      --------
Warrants outstanding at April 1, 1997                         2,015,038    $   4.65
Granted                                                       7,016,925        9.69
Exercised                                                      (702,654)       4.14
Expired/forfeited                                              (104,769)      12.72
                                                              ---------    --------
Warrants outstanding at March 31, 1998                        8,224,540        8.89
Granted                                                         740,547        7.76
Exercised                                                      (207,100)       4.93
Expired/forfeited                                              (315,040)       9.20
                                                              ---------    --------
Warrants outstanding at March 31, 1999                        8,442,947        8.85
Granted                                                         695,000        3.86
Exercised                                                             0        0.00
Expired/forfeited                                              (811,875)       4.02
                                                              ---------    --------
Warrants outstanding at March 31, 2000                        8,326,072    $   8.91
                                                              =========    ========

     On December 1, 1998, a total of 245,000 outstanding warrants with a weighted average exercise price of $10.76 per share were terminated in exchange for the grant of 183,750 warrants with an exercise price of $3.87 per share, representing 125% of the closing price of the Company's Common Stock on December 1, 1998. The warrants granted in the exchange are exercisable over a period of 5 years and vest ratably over a period of 3 years. The offer to exchange was made to certain warrant holders. The exchange offer was designed to restore the incentive value of the warrants and to encourage the retention of key personnel, particularly in light of the market conditions in the scrap metal industry during the 1998 calendar year, and its effect on the Company's stock price.

     The Company recognized approximately $6.8 million of warrant compensation income and $30.6 million of warrant compensation expense associated with the issuance of warrants for the years ended March 31, 1999 and 1998, respectively (see Note 3 -- Non-cash and non-recurring expenses).

     The following table summarizes information about warrants outstanding at March 31, 2000:

                                                 WARRANTS OUTSTANDING                    WARRANTS EXERCISABLE
                                      ------------------------------------------       ------------------------
                                                       WEIGHTED
                                                        AVERAGE         WEIGHTED                       WEIGHTED
                                                       REMAINING        AVERAGE                        AVERAGE
                                                      CONTRACTUAL       EXERCISE                       EXERCISE
   RANGE OF EXERCISE PRICES            SHARES         LIFE (YRS)         PRICE          SHARES          PRICE
   ------------------------            ------         -----------       --------        ------         --------
$2.00 to $4.00                        1,656,873          2.68            $ 3.67        1,326,457        $ 3.80
$4.01 to $5.91                        2,317,741          2.41            $ 5.53        2,163,221        $ 5.53
$5.92 to $12.00                       2,706,457          2.27            $ 9.88        2,471,457        $10.25
$12.01 to $26.00                      1,645,001          2.76            $17.35        1,595,001        $17.48
                                      ---------                                        ---------
                                      8,326,072                                        7,556,136
                                      =========                                        =========

PRO FORMA DISCLOSURES
     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." The Company continues to account for stock-based compensation under the provisions of

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

APB Opinion No. 25 and, accordingly, does not recognize compensation cost for options and warrants with exercise prices equal to or greater than market value at the date of grant. As required by SFAS No. 123, the following disclosure of pro forma information provides the effects on net loss and net loss per share as if the Company had accounted for its employee stock based compensation under the fair value method prescribed by SFAS No. 123 (in thousands, except per share data and assumptions):

                 YEAR ENDED MARCH 31,                           2000           1999           1998
                 --------------------                           ----           ----           ----
NET LOSS APPLICABLE TO COMMON STOCK:
  As reported                                                 $(13,939)      $(49,670)      $(41,307)
  Pro forma                                                   $(16,359)      $(59,869)      $(45,147)
BASIC AND DILUTED EPS APPLICABLE TO COMMON STOCK:
  As reported                                                 $  (0.26)      $  (1.24)      $  (1.99)
  Pro forma                                                   $  (0.30)      $  (1.49)      $  (2.17)
ASSUMPTIONS:
Expected life (years)                                                3              3              3
Expected volatility                                              96.15%          76.2%          63.7%
Dividend yield                                                      --             --             --
Risk-free interest rate                                           6.47%          5.07%          5.65%

     The weighted average fair value of options and compensation based warrants granted was as follows:

            YEAR ENDED MARCH 31,            2000
                                   -----------------------             1999                       1998
            --------------------------------                  -----------------------    -----------------------
                                    SHARES      FAIR VALUE     SHARES      FAIR VALUE     SHARES      FAIR VALUE
                                    ------      ----------     ------      ----------     ------      ----------
Exercise price > Market price      1,728,489      $0.80       2,726,195      $1.74         338,750      $4.37
Exercise price = Market price         10,000      $1.90         456,000      $5.39       1,173,323      $7.24
Exercise price < Market price            n/a        n/a             n/a        n/a       3,258,500      $8.04

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company's employee stock options and warrants. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. As a result, it is management's opinion that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options and warrants.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial information for the Company's last eight fiscal quarters (in thousands, except per share amounts)

                                                                       QUARTER ENDED
                                                        --------------------------------------------
             YEAR ENDED MARCH 31, 2000                  JUNE 30     SEPT. 30    DEC. 31     MAR. 31
             -------------------------                  -------     --------    -------     -------
Net sales                                               $198,682    $211,466    $233,734    $271,258
Gross profit                                              25,831      24,558      28,489      31,107
Non-cash and non-recurring expense (a)                         0       5,014           0           0
Loss from continuing operations (e)                       (3,338)     (6,741)     (1,771)     (2,465)
Income from discontinued operations                            0          27          14         335
Net loss applicable to Common Stock (b)                   (3,338)     (6,714)     (1,757)     (2,130)
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations                                 $  (0.06)   $  (0.13)   $  (0.03)   $  (0.04)
  Discontinued operations                                   0.00        0.00        0.00        0.00
  Net income (loss)                                        (0.06)      (0.13)      (0.03)      (0.04)

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                       QUARTER ENDED
                                                        --------------------------------------------
             YEAR ENDED MARCH 31, 1999                  JUNE 30     SEPT. 30    DEC. 31     MAR. 31
             -------------------------                  -------     --------    -------     -------
Net sales                                               $214,951    $217,256    $178,752    $194,315
Gross profit (c)                                          19,749       9,887      11,145      24,432
Non-cash and non-recurring expense (income) (d)             (786)     (2,575)      6,452      13,105
Loss from continuing operations (e)                         (913)    (14,656)    (19,009)    (14,271)
Extraordinary charge                                         862           0          76           0
Income from discontinued operations                           47          27          21          22
Net loss applicable to Common Stock (e)                   (1,728)    (14,629)    (19,064)    (14,249)
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations                                 $  (0.03)   $  (0.38)   $  (0.46)   $  (0.31)
  Extraordinary charge                                     (0.02)       0.00        0.00        0.00
  Net income (loss)                                        (0.05)      (0.38)      (0.46)      (0.31)

-------------------------
(a) Non-cash and non-recurring expenses for Fiscal 2000 consist mainly of severance and facility abandonment and integration charges.
(b) Amounts include preferred stock dividends and special dividends paid upon the redemption of convertible preferred stock.
(c) Reflects the impact of lower of cost or market inventory adjustments recorded in the aggregate amount of approximately $17 million during the quarters ended September 30, 1998 and December 31, 1998.
(d) Non-cash and non-recurring expenses for Fiscal 1999 consisted of non-cash warrant compensation income, merger related costs, loss on the Superior Forge disposition and facility abandonment and integration charges.
(e) Amounts include preferred stock dividends, accretion of preferred stock discount to redemption value and non-cash beneficial conversion feature of convertible preferred stock.

                             METAL MANAGEMENT, INC.
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                (A)
                                                 BALANCE AT    CHARGED TO    CHARGED TO    DEDUCTIONS,    BALANCE AT
FISCAL                                           BEGINNING     COSTS AND       OTHER         NET OF         END OF
 YEAR                 DESCRIPTION                OF PERIOD      EXPENSES      ACCOUNTS     RECOVERIES       PERIOD
------                -----------                ----------    ----------    ----------    -----------    ----------
2000      Allowance for doubtful accounts          $2,020        $2,343        $ (500)       $(1,221)       $2,642
          Tax valuation allowance                  $  250        $  220        $    0        $     0        $  470

1999      Allowance for doubtful accounts          $1,629        $  982        $  467        $(1,058)       $2,020
          Tax valuation allowance                  $    0        $  250        $    0        $     0        $  250

1998      Allowance for doubtful accounts          $  101        $  641        $1,013        $  (126)       $1,629

-------------------------
(a) Includes adjustments to the allowance for doubtful accounts due to acquisitions.

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX

                    NUMBER AND DESCRIPTION OF EXHIBIT
 3.1   Amended and Restated Certificate of Incorporation of the
       Company, as filed with the Secretary of State of the State of Delaware on November 2, 1998 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form
       10-Q for the quarter ended September 30, 1998).
 3.2   Certificate of Designations, Preferences and Rights of
       Series C Convertible Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on November 2, 1998 (incorporated by reference to Exhibit
       3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
 3.3   Restated By-Laws of the Company, as amended through March
       31, 2000 (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).
 4.1 Indenture, dated as of May 13, 1998, among the Company, the Guarantors (as defined therein) and LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated May 13, 1998).
 4.2 First Supplemental Indenture, dated as of May 31, 1998, executed by R&P Holdings, Inc., Charles Bluestone Company and R&P Real Estate, Inc., amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle
       National Bank, as Trustee (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended March 31, 1999).
 4.3 Second Supplemental Indenture, dated as of June 19, 1998, executed by Metal Management Gulf Coast, Inc., amending
       Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle National Bank, as Trustee
       (incorporated by reference to Exhibit 4.13 of the Company's
       Annual Report on Form 10-K for the year ended March 31,
       1999).
 4.4 Third Supplemental Indenture, dated as of June 24, 1998, executed by Newell Recycling West, Inc., amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 4.14 of the Company's Registration
       Statement on Form S-4 filed July 10, 1998).
 4.5 Fourth Supplemental Indenture, dated as of July 1, 1998, executed by Naporano Iron & Metal Co. and NIMCO Shredding
       Co., amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle National Bank, as
       Trustee (incorporated by reference to Exhibit 4.15 of the Company's Registration Statement on Form S-4 filed July 10,
       1998).
 4.6 Fifth Supplemental Indenture, dated as of July 1, 1998, executed by Michael Schiavone & Sons, Inc. and Torrington
       Scrap Company, amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 4.16 of the Company's Registration Statement on Form S-4 filed July 10,
       1998).
 4.7 Sixth Supplemental Indenture, dated as of July 7, 1998, executed by Kimerling Acquisition Corp., amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 4.17 of the Company's Amendment No. 1 to Registration Statement on Form S-4 filed October 6,
       1998).
 4.8 Seventh Supplemental Indenture, dated as of July 9, 1998, executed by Nicroloy Acquisition Corp., amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle National Bank, as Trustee (incorporated by reference to Exhibit 4.18 of the Company's Amendment No. 1 to Registration Statement on Form S-4 filed October 6,
       1998).

                    NUMBER AND DESCRIPTION OF EXHIBIT
 4.9 Eighth Supplemental Indenture, dated as of November 3, 1998, executed by FPX, Inc., amending Indenture, dated as of May
       13, 1998, among the Company, the Guarantors and LaSalle
       National Bank, as Trustee (incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
 4.10 Ninth Supplemental Indenture, dated as of November 3, 1998, executed by PerlCo, L.L.C., amending Indenture, dated as of May 13, 1998, among the Company, the Guarantors and LaSalle
       National Bank, as Trustee (incorporated by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
 4.11 Tenth Supplemental Indenture, dated January 20, 2000, executed by Metal Management Services, Inc., Metal
       Management Stainless & Alloy, Inc. and Metal Management West
       Coast Holdings, Inc., amending Indenture, dated as of May
       13, 1998, among the Company, the Guarantors and LaSalle
       National Bank, as Trustee.
 4.12 Indenture, dated as of May 7, 1999, among the Company, the Guarantors (as defined therein) and Harris Trust and Savings
       Bank, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 7,
       1999).
 4.13 First Supplemental Indenture, dated January 20, 2000, executed by Metal Management Services, Inc., Metal
       Management Stainless & Alloy, Inc. and Metal Management West
       Coast Holdings, Inc., amending Indenture, dated as of May 7,
       1999, among the Company, the Guarantors and Harris Trust and Savings Bank, as Trustee.
 4.14 Registration Rights Agreement, dated April 29, 1998, by and between the Company and 138 Scrap, Inc. and Katrick, Inc.
       (incorporated by reference to Exhibit 4.16 of the Company's
       Registration Statement on Form S-3 filed July 7, 1998).
 4.15  Exchange and Registration Rights Agreement, dated as of May
       13, 1998, by and among the Company, the Guarantors, Goldman, Sachs & Co., BT Alex. Brown Incorporated and Salomon
       Brothers Inc (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated May 13,
       1998).
 4.16 Registration Rights Agreement, dated June 24, 1998, by and between the Company and G. Robert Triesch, III (incorporated by reference to Exhibit 4.17 of the Company's Registration
       Statement on Form S-3 filed July 7, 1998).
 4.17 Registration Rights Agreement, dated as of July 1, 1998, by and among the Company, McDonald & Company Securities, Joseph
       F. Naporano and Andrew J. Naporano, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 1, 1998).
 4.18 Registration Rights Agreement, dated July 7, 1998, between the Company and M. Kimerling & Sons, Inc. (incorporated by reference to Exhibit 4.25 of the Company's Amendment No. 1 to Registration Statement on Form S-3 filed July 31, 1998).
 4.19 Registration Rights Agreement, dated July 9, 1998, between the Company and Nicroloy Company (incorporated by reference to Exhibit 4.24 of the Company's Amendment No. 1 to
       Registration Statement on Form S-3 filed July 31, 1998).
 4.20 Registration Rights Agreement, dated July 14, 1998, between the Company and Midwest Metallics, L.P. (incorporated by reference to Exhibit 4.26 of the Company's Amendment No. 1 to Registration Statement on Form S-3 filed July 31, 1998).
 4.21  Exchange and Registration Rights Agreement, dated as of May
       7, 1999, among the Company, the Guarantors and BT Alex.
       Brown Incorporated (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated May 7,
       1999).
 4.22 Metal Management, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 4.9 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

                    NUMBER AND DESCRIPTION OF EXHIBIT
 4.23  Metal Management, Inc. 1998 Director Compensation Plan
       (incorporated by reference to Exhibit 4.10 of the Company's
       Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1998).
 4.24  Metal Management, Inc. 1998 Employee Stock Purchase Plan
       (incorporated by reference to Exhibit 4.11 of the Company's
       Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1998).
 4.25 Metal Management, Inc. Restricted Stock Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration
       Statement on Form S-8 filed on November 23, 1999).
10.1   Credit Agreement, dated March 31, 1998, by and among the
       Company and its subsidiaries named therein and BT Commercial
       Corporation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 31,
       1998).
10.2   Amendment No. 1 to Credit Agreement, dated as of June 12,
       1998, by and among the Company and its subsidiaries named therein and BT Commercial Corporation (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended March 31, 1998).
10.3   Amendment No. 2 to Credit Agreement, dated as of June 19,
       1998, by and among the Company and its subsidiaries named therein and BT Commercial Corporation (incorporated by referenceto Exhibit 10.29 of the Company's Annual Report on
       Form 10-K for the year ended March 31, 1998).
10.4   Amendment No. 3A to Credit Agreement, dated as of September
       30, 1998, by and among the Company and its subsidiaries named therein and BT Commercial Corporation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 5, 1998).
10.5   Amendment No. 4 to Credit Agreement, dated as of December
       31, 1998, by and among the Company and its subsidiaries named therein, BT Commercial Corporation and the other financial institutions signatories thereto as lenders
       (incorporated by reference to Exhibit 10.1 of the Company's
       Current Report on Form 8-K dated January 28, 1999).
10.6   Amendment No. 5 to Credit Agreement, dated as of April 14,
       1999, by and among the Company and its subsidiaries named therein, BT Commercial Corporation and the other financial institutions signatories thereto as lenders (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended March 31, 1999).
10.7   Amendment No. 6 to Credit Agreement, dated as of April 29,
       1999, by and among the Company and its subsidiaries named therein, BT Commercial Corporation and the other financial institutions signatories thereto as lenders (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 7, 1999).
10.8   Amendment No. 7 to Credit Agreement, dated as of May 31,
       2000, by and among the Company and its Subsidiaries named therein, BT Commercial Corporation and other financial institutions signatories there to as leaders.
10.9 Purchase Agreement, dated May 5, 1999, among the Company, its subsidiaries named therein and BT Alex. Brown
       Incorporated (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated May 7, 1999).
10.10  Employment Agreement, dated December 1, 1997 between Albert
       A. Cozzi and the Company (incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K dated December 1, 1997).
10.11  Employment Agreement, dated December 1, 1997 between Frank
       J. Cozzi and the Company (incorporated by reference to Exhibit 10.15 of the Company's Current Report on Form 8-K dated December 1, 1997).

                    NUMBER AND DESCRIPTION OF EXHIBIT
10.12  Employment Agreement, dated December 1, 1997 between Gregory
       P. Cozzi and Cozzi Iron & Metal, Inc. (incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K dated December 1, 1997).
10.13  Employment Agreement, dated November 30, 1997 between Larry
       Snyder, the Company and Cozzi Iron & Metal, Inc.
       (incorporated by reference to Exhibit 10.21 of the Company's
       Annual Report on Form 10-K for the year ended March 31,
       1999).
10.14  Employment Agreement, dated August 27, 1997 between William
       T. Proler and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 28, 1997).
10.15  Employment Agreement, dated April 1, 2000 between Michael W.
       Tryon and the Company.
10.16  Employment Agreement, dated March 23, 1998 between David A.
       Carpenter and the Company.
10.17  Employment Agreement, dated August 26, 1996 between Robert
       C. Larry and the Company (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996).
10.18  Employment Agreement, dated July 1, 1998, between Naporano
       Iron & Metal Co., NIMCO Shredding Co. and Joseph F. Naporano
       (incorporated by reference to Exhibit 10.6 of the Company's
       Quarterly Report on Form 10-Q for the quarter ended
       September 30, 1998).
10.19  Warrant to purchase 377,586 shares of Common Stock, dated
       December 1, 1997, issued by the Company to Albert A. Cozzi
       (incorporated by reference to Exhibit 10.13 of the Company's
       Current Report on Form 8-K dated December 1, 1997).
10.20  Warrant to purchase 377,586 shares of Common Stock, dated
       December 1, 1997, issued by the Company to Albert A. Cozzi
       (incorporated by reference to Exhibit 10.14 of the Company's
       Current Report on Form 8-K dated December 1, 1997).
10.21  Warrant to purchase 291,380 shares of Common Stock, dated
       December 1, 1997, issued by the Company to Frank J. Cozzi
       (incorporated by reference to Exhibit 10.16 of the Company's
       Current Report on Form 8-K dated December 1, 1997).
10.22  Warrant to purchase 291,380 shares of Common Stock, dated
       December 1, 1997, issued by the Company to Frank J. Cozzi
       (incorporated by reference to Exhibit 10.17 of the Company's
       Current Report on Form 8-K dated December 1, 1997).
10.23  Warrant to purchase 81,035 shares of Common Stock, dated
       December 1, 1997, issued by the Company to Gregory P. Cozzi
       (incorporated by reference to Exhibit 10.19 of the Company's
       Current Report on Form 8-K dated December 1, 1997).
10.24  Warrant to purchase 81,035 shares of Common Stock, dated
       December 1, 1997, issued by the Company to Gregory P. Cozzi
       (incorporated by reference to Exhibit 10.20 of the Company's
       Current Report on Form 8-K dated December 1, 1997).
10.25  Warrant to purchase 600,000 shares of Common Stock, dated
       December 19, 1997, issued by the Company to Samstock, L.L.C.
       (incorporated by reference to Exhibit 4.1 of the Company's
       Current Report on Form 8-K dated December 18, 1997).
10.26 Cash Warrant to purchase 95,625 shares of Common Stock, dated August 27, 1997, issued by the Company to William T.
       Proler and Gaile Proler Management Trust.
10.27  Conversion Warrant to purchase 42,500 shares of Common
       Stock, dated August 27, 1997, issued by the Company to William T. Proler and Gaile Proler Management Trust.
10.28  Warrant to purchase 50,000 shares of Common Stock, dated
       December 3, 1999, issued by the Company to Richard L.
       Measelle (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).

                    NUMBER AND DESCRIPTION OF EXHIBIT
10.29  Warrant to purchase 50,000 shares of Common Stock, dated
       December 3, 1999, issued by the Company to Richard L.
       Measelle (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).
10.30  Warrant to purchase 50,000 shares of Common Stock, dated
       December 3, 1999, issued by the Company to Richard L.
       Measelle (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).
10.31  Warrant to purchase 33,334 shares of Common Stock, dated
       December 3, 1999, issued by the Company to Patrick J.
       Ottensmeyer (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).
10.32  Warrant to purchase 33,333 shares of Common Stock, dated
       December 3, 1999, issued by the Company to Patrick J.
       Ottensmeyer (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).
10.33  Warrant to purchase 33,333 shares of Common Stock, dated
       December 3, 1999, issued by the Company to Patrick J.
       Ottensmeyer (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999).
10.34  Warrant to purchase 50,000 shares of Common Stock, dated
       December 3, 1999, issued by the Company to James R. Thompson
       (incorporated by reference to Exhibit 10.7 of the Company's
       Quarterly Report on Form 10-Q for the quarter ended December
       31, 1999).
10.35  Warrant to purchase 50,000 shares of Common Stock, dated
       December 3, 1999, issued by the Company to James R. Thompson
       (incorporated by reference to Exhibit 10.8 of the Company's
       Quarterly Report on Form 10-Q for the quarter ended December
       31, 1999).
10.36  Warrant to purchase 50,000 shares of Common Stock, dated
       December 3, 1999, issued by the Company to James R. Thompson
       (incorporated by reference to Exhibit 10.9 of the Company's
       Quarterly Report on Form 10-Q for the quarter ended December
       31, 1999).
10.37  Warrant to purchase 75,000 shares of Common Stock, dated
       November 3, 1998, issued by the Company to Kenneth A.
       Merlau.
10.38  Settlement Agreement and General Release, dated February 12,
       1999, by and between Gerard M. Jacobs and the Company
       (incorporated by reference to Exhibit 10.2 of the Company's
       Quarterly Report on Form 10-Q for the quarter ended December
       31, 1998).
10.39  Settlement Agreement and General Release, dated July 21,
       1999, by and between T. Benjamin Jennings and the Company
       (incorporated by reference to Exhibit 10.5 of the Company's
       Quarterly Report on Form 10-Q for the quarter ended June 30,
       1999).
10.40  Settlement Agreement and General Release, dated August 6,
       1999 by and between George A. Isaac, III and the Company
       (incorporated by reference to Exhibit 10.6 of the Company's
       Quarterly Report on Form 10-Q for the quarter ended June 30,
       1999).
10.41  Amended and Restated Stockholders' Agreement, dated as of
       February 12, 1999, by and among T. Benjamin Jennings, Gerard
       M. Jacobs, Albert A. Cozzi, Frank J. Cozzi, Gregory P.
       Cozzi, Samstock, L.L.C. and the Company (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998).
10.42  Form of Outside Director Indemnification Agreement.
10.43  Letter Agreement, dated September 24, 1999, between Marshall
       Capital Management, Inc. and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 24, 1999).
21.1   Subsidiaries of the Company.
23.1   Consent of Pricewaterhouse Coopers LLP.
27.1   Financial Data Schedule.