Form 10-Q
period 2000-06-30
METAL MANAGEMENT INC
filed 2000-08-04
CIK 795665

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    As of August 1, 2000, the Registrant had 57,769,536 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I:     FINANCIAL INFORMATION
ITEM 1:     Financial Statements
            Consolidated Balance Sheets - June 30, 2000 (unaudited) and
            March 31, 2000                                                    1
            Consolidated Statements of Operations -- three months ended
            June 30, 2000 and 1999 (unaudited)                                2
            Consolidated Statements of Cash Flows -- three months ended
            June 30, 2000 and 1999 (unaudited)                                3
            Consolidated Statements of Stockholders' Equity -- three
            months ended June 30, 2000 (unaudited)                            4
            Notes to Consolidated Financial Statements (unaudited)            5
ITEM 2:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9
ITEM 3:     Quantitative and Qualitative Disclosures about Market Risk       16
PART II:    OTHER INFORMATION
ITEM 6:     Exhibits and Reports on Form 8-K                                 17
            SIGNATURES                                                       18
            Exhibit Index                                                    19

PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 (UNAUDITED)
                                                                JUNE 30, 2000    MARCH 31, 2000
                                                                -------------    --------------
                           ASSETS
Current assets:
     Cash and cash equivalents                                    $   1,353         $  1,396
     Accounts receivable, net                                       142,796          155,935
     Inventories                                                     70,844           70,275
     Prepaid expenses and other assets                                8,884            9,082
     Deferred taxes                                                   6,090            6,090
                                                                  ---------         --------
       Total current assets                                         229,967          242,778
Property and equipment, net                                         163,757          165,197
Goodwill, net                                                       280,466          282,418
Deferred financing costs and other intangibles, net                  13,955           12,300
Deferred taxes                                                        6,111            2,201
Investments in joint ventures                                         3,636            3,473
Other assets                                                            489            2,613
                                                                  ---------         --------
                         TOTAL ASSETS                             $ 698,381         $710,980
                                                                  =========         ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                            $   2,329         $  2,109
     Accounts payable                                                71,939           76,094
     Accrued interest                                                 3,182            8,524
     Other accrued liabilities                                       13,086           15,618
                                                                  ---------         --------
       Total current liabilities                                     90,536          102,345
Long-term debt, less current portion                                390,174          382,601
Other liabilities                                                     3,733            3,900
                                                                  ---------         --------
                      TOTAL LIABILITIES                             484,443          488,846
Stockholders' equity:
     Convertible preferred stock:
          Series B                                                    1,177            1,177
          Series C                                                    5,100            5,100
     Common stock                                                       578              577
     Treasury stock, at cost                                            (67)               0
     Warrants                                                        40,428           40,428
     Additional paid-in-capital                                     270,901          270,696
     Accumulated deficit                                           (104,179)         (95,844)
                                                                  ---------         --------
                 TOTAL STOCKHOLDERS' EQUITY                         213,938          222,134
                                                                  ---------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 698,381         $710,980
                                                                  =========         ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                              THREE MONTHS ENDED
                                                             --------------------
                                                             JUNE 30,    JUNE 30,
                                                               2000        1999
                                                             --------    --------
NET SALES                                                    $241,909    $198,682
Cost of sales                                                 218,928     172,851
                                                             --------    --------
Gross profit                                                   22,981      25,831
OPERATING EXPENSES:
  General and administrative                                   15,201      14,827
  Depreciation and amortization                                 6,917       6,632
  Non-cash and non-recurring expense                            2,639           0
                                                             --------    --------
Total operating expenses                                       24,757      21,459
                                                             --------    --------
Operating income (loss)                                        (1,776)      4,372
OTHER INCOME (EXPENSE):
  Income (loss) from joint ventures                              (134)         59
  Interest expense                                            (10,328)     (8,736)
  Interest and other income, net                                  109          57
                                                             --------    --------
Loss before income taxes                                      (12,129)     (4,248)
Benefit for income taxes                                       (3,910)     (1,144)
                                                             --------    --------
NET LOSS                                                       (8,219)     (3,104)
Preferred stock dividends                                         116         234
                                                             --------    --------
NET LOSS APPLICABLE TO COMMON STOCK                          $ (8,335)   $ (3,338)
                                                             ========    ========
  Basic and diluted loss per share                           $  (0.14)   $  (0.06)
                                                             ========    ========
  Shares used in computation of basic and diluted loss
     per share                                                 57,773      52,617
                                                             ========    ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                                ----------------------
                                                                  2000         1999
                                                                  ----         ----
CASH FLOWS FROM OPERATIONS:
Net loss                                                        $  (8,219)   $  (3,104)
Adjustments to reconcile net loss to cash flows from
  operations:
     Depreciation and amortization                                  6,917        6,632
     Deferred income taxes                                         (3,910)      (1,144)
     Amortization of debt issuance costs and bond discount            858          778
     Non-cash and non-recurring expense                             2,639            0
     Other                                                            271          304
Changes in assets and liabilities
     Accounts and notes receivable                                 13,459       (7,157)
     Inventories                                                     (569)       5,461
     Accounts payable                                              (4,155)      (2,922)
     Other                                                         (8,909)      (5,028)
                                                                ---------    ---------
Cash flows from operations                                         (1,618)      (6,180)
CASH FLOWS USED BY INVESTING ACTIVITIES:
  Purchases of property and equipment                              (3,482)      (2,572)
  Proceeds from sale of property and equipment                        213          965
  Other                                                              (160)          88
                                                                ---------    ---------
Net cash used by investing activities                              (3,429)      (1,519)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuances of long-term debt                                     292,452      252,729
  Repayments of long-term debt                                   (284,772)    (243,889)
  Fees paid to issue long-term debt                                (2,609)      (1,841)
  Repurchase of common stock                                          (67)           0
                                                                ---------    ---------
Net cash provided by financing activities                           5,004        6,999
                                                                ---------    ---------
Net decrease in cash and cash equivalents                             (43)        (700)
Cash and cash equivalents at beginning of period                    1,396        2,482
                                                                ---------    ---------
Cash and cash equivalents at end of period                      $   1,353    $   1,782
                                                                =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                   $  14,812    $  11,632

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (unaudited, in thousands, except shares)

                                      PREFERRED STOCK           COMMON STOCK
                                    --------------------    --------------------
                                                              NUMBER                                        ADDITIONAL
                                                                OF                  TREASURY                 PAID-IN-
                                    SERIES B    SERIES C      SHARES      AMOUNT     STOCK      WARRANTS     CAPITAL
                                    --------    --------      ------      ------    --------    --------    ----------
BALANCE AT MARCH 31, 2000            $1,177      $5,100     57,711,427     $577       $  0      $40,428      $270,696
Preferred stock dividends                 0           0        108,109        1          0            0           205
Repurchase of common stock                0           0        (50,000)       0        (67)           0             0
Net loss                                  0           0              0        0          0            0             0
                                     ------      ------     ----------     ----       ----      -------      --------
BALANCE AT JUNE 30, 2000             $1,177      $5,100     57,769,536     $578       $(67)     $40,428      $270,901
                                     ======      ======     ==========     ====       ====      =======      ========


                                  ACCUMULATED
                                    DEFICIT       TOTAL
                                  -----------     -----
BALANCE AT MARCH 31, 2000          $ (95,844)    $222,134
Preferred stock dividends               (116)          90
Repurchase of common stock                 0          (67)
Net loss                              (8,219)      (8,219)
                                   ---------     --------
BALANCE AT JUNE 30, 2000           $(104,179)    $213,938
                                   =========     ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements include the accounts of Metal Management, Inc. and its subsidiaries (herein referred to as "MTLM" or the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The March 31, 2000 balance sheet information has been derived from the Company's audited financial statements. All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial data for the three months ended June 30, 2000 and June 30, 1999 is unaudited; however, in the opinion of management, the interim data includes all material adjustments (which include only normal recurring adjustments) necessary for a fair statement of the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

NOTE 2 -- NON-CASH AND NON-RECURRING EXPENSES

     During the three months ended June 30, 2000, the Company recorded the following non-cash and non-recurring expenses and related reserve activity (in thousands):

                                   SEVERANCE, FACILITY       MERGER          ASSET
                                     CLOSURE & OTHER      RELATED COSTS    IMPAIRMENT     TOTAL
                                   -------------------    -------------    ----------     -----
Balance at March 31, 2000                 $808                $413          $     0      $ 1,221
Charge to income                             0                   0            2,639        2,639
Cash payments                             (242)                (38)               0         (280)
Non-cash application                         0                   0           (2,639)      (2,639)
                                          ----                ----          -------      -------
Balance at June 30, 2000                  $566                $375          $     0      $   941
                                          ====                ====          =======      =======

     The Company believes the reserves at June 30, 2000 are adequate for the remaining obligations associated with these activities.

ASSET IMPAIRMENT

     During the three months ended June 30, 2000, the Company recognized a $2.6 million asset impairment charge related to a promissory note, including accrued interest, received by the Company in conjunction with the sale of its former Superior Forge subsidiary.

     During this period, the Company determined it necessary to fully reserve the note receivable and accrued interest based on factors including (i) quarterly interest payments on the note receivable have not been paid since September 1999, (ii)losses from operations exceeding those planned, and (iii) the perceived inability of Superior Forge to obtain capital to refinance its obligations. The Company intends to exert all its rights to maximize recovery of the note receivable.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- INVENTORIES

     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following categories (in thousands):

                                                        JUNE 30, 2000      MARCH 31, 2000
                                                        -------------      --------------
Ferrous metals                                             $34,635            $38,344
Non-ferrous metals                                          34,849             28,069
Other                                                        1,360              3,862
                                                           -------            -------
                                                           $70,844            $70,275
                                                           =======            =======

NOTE 4 -- DEBT

     Long-term debt consisted of the following (in thousands):

                                                        JUNE 30, 2000    MARCH 31, 2000
                                                        -------------    --------------
Senior Credit Facility                                    $178,186          $170,590
12 3/4% Senior Secured Notes                                27,485            27,372
10% Senior Subordinated Notes                              180,000           180,000
Other debt                                                   6,832             6,748
                                                          --------          --------
                                                           392,503           384,710
Less: current portion                                       (2,329)           (2,109)
                                                          --------          --------
                                                          $390,174          $382,601
                                                          ========          ========

     The Company has a credit facility (the "Senior Credit Facility") which provides for a revolving credit and letter of credit facility of $250.0 million, subject to borrowing base limitations. The maturity date for the Senior Credit Facility is March 31, 2004. A security interest on substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, are pledged as collateral against the obligations of the Company under the Senior Credit Facility. The Senior Credit Facility provides the Company with the option of borrowing based either on the Bankers Trust Company's prime rate plus a margin or at the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the Senior Credit Facility, the Company pays a fee of .375% on the undrawn portion of the facility. The Senior Credit Facility is available for working capital and general corporate purposes, including acquisitions.

     Pursuant to the Senior Credit Facility, the Company is required to satisfy a minimum EBITDA (as defined in the Senior Credit Facility) interest test defined as a coverage ratio. The minimum interest coverage required at the end of each fiscal quarter for the twelve month period then ending requires that the Company satisfy an interest coverage ratio of not less than 1.0 to 1.0. The Senior Credit Facility also places limits on the Company's annual investment in capital expenditures which aggregate investments may not exceed 2% of consolidated sales.

     On May 7, 1999, the Company issued $30.0 million principal amount of 12 3/4% Senior Secured Notes due on June 15, 2004 (the "Senior Secured Notes"). Interest on the Senior Secured Notes is payable semi-annually. The Senior Secured Notes were issued at 90% of their principal amount and are redeemable by the Company, in whole or in part, at 100% of their principal amount at any time after June 15, 2000. A second priority lien on substantially all of the Company's personal property, plant (to the extent it constitutes fixtures) and equipment has been pledged as collateral against the Senior Secured Notes. The Senior Secured Notes are senior obligations of the Company, ranking equally with all of its existing and future unsubordinated debt, including indebtedness under the Senior Credit Facility, and senior to all of its existing and future subordinated debt, including the Senior Subordinated Notes (defined below). The Company's payment

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

obligation is jointly and severally guaranteed by the Company's current and future subsidiaries. The Company received net proceeds of approximately $25.5 million, after the 10% original issue discount and transaction fees and expenses. Net proceeds were used to reduce borrowings outstanding under the Senior Credit Facility.

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

     The Senior Credit Facility, the Indenture governing the Senior Subordinated Notes and the Indenture governing the Senior Secured Notes contain covenants that, among other things, restrict the Company and most of its subsidiaries' ability to:

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

     Both the Indenture governing the Senior Subordinated Notes and the Indenture governing the Senior Secured Notes contain restrictions on the Company's ability to incur, subject to certain exceptions, additional indebtedness, unless the Company meets a fixed charge coverage ratio of 2.0 to
1.0 for the immediately preceding four calendar quarters. Because of recent financial performance, the Company currently would not satisfy the fixed-charge coverage ratio test, and, accordingly, is unable and expects to remain unable for the foreseeable future to incur significant amounts of additional indebtedness.

NOTE 5 -- RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the FASB in June 1998 and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company has not yet determined the impact of the adoption of SFAS No. 133 on its consolidated financial statements.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 6 -- LOSS PER COMMON SHARE

     Basic and diluted earnings per share (EPS) are calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing reported net income (loss) applicable to Common Stock by the weighted average shares outstanding. Diluted EPS includes the incremental shares issuable upon the assumed exercise of stock options and warrants, using the treasury stock method. The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                                ------------------
                                                                 2000       1999
                                                                 ----       ----
LOSS (NUMERATOR):
Net loss                                                        $(8,219)   $(3,104)
Dividends on convertible preferred stock                           (116)      (234)
                                                                -------    -------
Net loss applicable to Common Stock                             $(8,335)   $(3,338)
                                                                =======    =======
SHARES (DENOMINATOR):
Weighted average number of shares outstanding during the
  period                                                         57,773     52,617
Incremental common shares attributable to dilutive stock
  options and warrants                                                0          0
                                                                -------    -------
Diluted number of shares outstanding during the period           57,773     52,617
                                                                =======    =======
Basic loss per common share                                     $ (0.14)   $ (0.06)
                                                                =======    =======
Diluted loss per common share                                   $ (0.14)   $ (0.06)
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

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metal Management, Inc. (herein, "Metal Management," the "Company," "we," "us" or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under "Investment Considerations" appearing in our Annual Report on Form 10-K for the year ended March 31, 2000, as the same may be amended from time to time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2000.

GENERAL

     We are one of the largest full-service metals recyclers in the United States, with approximately 50 recycling facilities in 14 states. We have a leadership position in many major metropolitan markets, including Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix and Pittsburgh. Through an equity ownership position in Southern Recycling, L.L.C. ("Southern Recycling"), the largest scrap metals recycler in the Gulf Coast region, we have a leading share of this strategically important market. We also hold leading market positions in several important product segments, including stainless steel, copper and aluminum generated from electric utility applications and titanium and other high-temperature nickel alloys generated by the aerospace industry.

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

     The following table presents certain items from our statements of operations as a percentage of net sales for the three months ended June 30, 2000 and 1999:

                                                                 2000          1999
                                                                 ----          ----
Net sales                                                        100.0%        100.0%
Cost of sales                                                     90.5%         87.0%
                                                                 -----         -----
Gross profit                                                       9.5%         13.0%
Operating expenses:
  General and administrative                                       6.2%          7.5%
  Depreciation and amortization                                    2.9%          3.3%
  Non-cash and non-recurring expense                               1.1%          0.0%
Operating income (loss)                                          (0.7)%          2.2%
  Interest expense                                                 4.3%          4.4%
Net loss                                                         (3.4)%        (1.6)%

     Consolidated net sales for the three months ended June 30, 2000 and 1999 in broad product categories were as follows (in thousands):

                                                     JUNE 30, 2000                   JUNE 30, 1999
                                              ----------------------------    ----------------------------
                COMMODITY                     WEIGHT     NET SALES     %      WEIGHT     NET SALES     %
                ---------                     ------     ---------     -      ------     ---------     -
Ferrous metals (tons)                           1,182    $133,838     55.3      1,038    $103,131     51.9
Non-ferrous metals (lbs)                      152,010      83,991     34.7    146,201      63,004     31.7
Brokerage - ferrous (tons)                        125      14,240      5.9        273      23,967     12.1
Brokerage - non ferrous (lbs)                  15,280       6,030      2.5     16,378       4,088      2.1
Other                                                       3,810      1.6                  4,492      2.2
                                                         --------     ----               --------     ----
                                                         $241,909      100%              $198,682      100%
                                                         ========     ====               ========     ====

     Consolidated net sales increased $43.2 million (21.8%) to $241.9 million during the three months ended June 30, 2000 from $198.7 million during the three months ended June 30, 1999. The increase in consolidated net sales is principally due to higher per unit sales prices and higher sales volumes caused primarily by increased production rates for new steel during the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999.

     Ferrous sales increased by $30.7 million (29.8%) during the three months ended June 30, 2000 compared to ferrous sales in the three months ended June 30, 1999. Our average sales price for ferrous metals increased by 14.0% to $113 per ton during the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

     Non-ferrous sales increased by $21.0 million (33.3%) during the three months ended June 30, 2000 compared to non-ferrous sales in the three months ended June 30, 1999. The increase was due to higher volumes and average realized selling prices. Our average selling price for non-ferrous metals increased by 28.2% to $0.55 per pound during the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Our average selling price for the non-ferrous product category is impacted by market conditions and the product mix of non-ferrous metals sold. The majority of our non-ferrous sales are derived from copper, aluminum and stainless steel.

     Brokerage ferrous sales represented 5.9% of consolidated net sales for the three months ended June 30, 2000 compared to 12.1% of consolidated net sales for the three months ended June 30, 1999. Although our average sales price for brokered ferrous metals increased by 29.8% to $114 per ton during the three months ended June 30, 2000 compared to the three months ended June 30, 1999, overall ferrous brokerage sales declined due to decreased tons of ferrous metals brokered.

     Brokerage non-ferrous sales represented 2.5% of consolidated net sales for the three months ended June 30, 2000 compared to 2.1% of consolidated net sales for the three months ended June 30, 1999. Although pounds of non-ferrous metals brokered decreased by 1.1 million pounds, brokerage non-ferrous sales increased due to higher realized selling prices. Our average sales price for brokered non-ferrous metals increased by 58.1% to $0.39 per pound during the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

     Consolidated gross profit was $23.0 million for the three months ended June 30, 2000 (a decrease of 11% over the prior year period) compared to consolidated gross profit of $25.8 million for the three months ended June 30, 1999. The $2.8 million decrease in consolidated gross profit reflects increased operating costs compared with the prior year period and weakening market conditions for scrap metals towards the end of the three month period ended June 30, 2000.

     Consolidated general and administrative expenses were $15.2 million for the three months ended June 30, 2000 compared to $14.8 million for the three months ended June 30, 1999. The increase in general and administrative expenses is principally the result of increased labor and related costs compared with the prior year period.

     Depreciation and amortization expense was $6.9 million for the three months ended June 30, 2000 compared to $6.6 million for the three months ended June 30, 1999. The increase reflects depreciation expense recognized for capital expenditures made after June 30, 1999.

     Non-cash and non-recurring expense was recorded in the amount of $2.6 million in the three months ended June 30, 2000. An impairment charge was established with respect to a note receivable for which we determined on the basis of circumstances learned during the three months ended June 30, 2000, that it became probable that payments of principal and interest would not be received. The promissory note was issued in conjunction with the sale of our former Superior Forge Subsidiary.

     Interest expense was $10.3 million for the three months ended June 30, 2000 compared to $8.7 million for the three months ended June 30, 1999. The increase is primarily due to additional borrowings made under the Senior Credit Facility to fund our operating and investing activities, an increase in the applicable base interest rates payable under the Senior Credit Facility and the issuance of the Senior Secured Notes in May 1999.

     Net loss, after preferred stock dividends, was $8.3 million ($0.14 per share) for the three months ended June 30, 2000 compared to a net loss, after preferred stock dividends, of $3.3 million ($0.06 per share) during the three months ended June 30, 1999. The increase in the net loss is primarily due to lower gross margins, an increase in interest expense and the recognition of $2.6 million of non-cash and non-recurring expenses.

     We recorded an income tax benefit of $3.9 million during the three months ended June 30, 2000 which yields an effective tax rate of 32.2% compared to an income tax benefit of $1.1 million during the three months ended June 30, 1999 which yielded an effective tax rate of 26.9%. Our effective tax rate differs for the statutory rate primarily due to permanent differences caused by non-deductible goodwill amortization and certain other non-deductible and non-cash expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Our future cash needs are expected to be driven by working capital requirements, planned capital expenditures, interest payments and related obligations and acquisition objectives. Capital expenditures were approximately $3.5 million for the three months ended June 30, 2000, as compared to approximately $2.6 million for the three months ended June 30, 1999. Capital expenditures are being carefully evaluated and we are generally approving only replacement projects on an as required basis. Capital projects which are intended to expand capacity will be limited until we see substantial improvement in liquidity. Also, our Board of Directors authorized the repurchase of up to $2.0 million of our Common Stock for which we have purchased 50,000 shares for $67,000 to date.

     We expect to fund our working capital needs (including interest payments), capital expenditures and share repurchases, if any, with cash provided from operations, supplemented by borrowings under our Senior Credit Facility. We project that these sources of capital will be sufficient to fund our requirements for the foreseeable future, although there can be no assurance that this will be the case. Our ability to continue to be able to fund our cash requirements will be dependent upon there not being a downturn in our markets causing cash flow results below recent levels, and upon there continuing to be undrawn borrowing availability under the Senior Credit Facility. Adverse market conditions could be expected to further reduce borrowing availability under the Senior Credit Facility and make it difficult for us to satisfy financial covenants provided for in the Senior Credit Facility or to continue to be able to fund our working capital needs. In addition, the instruments governing the Senior Credit Facility, the Senior Subordinated Notes and the Senior Secured Notes limit our ability to incur additional debt to fund operating activities or significant acquisition or expansion opportunities unless and until our results of operations show significant improvement for four consecutive quarters.

Cash Flows from Operations

     Net cash used in operating activities of $1.6 million during the three months ended June 30, 2000 resulted primarily from the loss from operations for the period. During this period, working capital decreased by $0.2 million principally due to a decrease in accounts payable and accrued interest balances.

Cash Flows from Investing Activities

     During the three months ended June 30, 2000, we used $3.4 million of cash for investing activities. Purchases of property and equipment were $3.5 million, while we generated $0.2 million of cash from the sale of certain equipment.

Cash Flows from Financing Activities

     During the three months ended June 30, 2000, our financing activities provided $5.0 million of cash, principally from increased borrowings under the Senior Credit Facility. We also repurchased 50,000 shares of Common Stock for $67,000.

FINANCIAL CONDITION

Working Capital Availability and Requirements

     Our accounts receivable balances decreased from $155.9 million at March 31, 2000 to $142.8 million at June 30, 2000 principally due to lower sales in the three months ended June 30, 2000 compared to the three months ended March 31, 2000.

     Our accounts payable balances decreased from $76.1 million at March 31, 2000 to $71.9 million at June 30, 2000. The decrease in accounts payable resulted principally from a reduction in the amount of material purchases during the latter part of the three months ended June 30, 2000.

     Inventory levels can vary significantly among our operations and with changes in market conditions. Inventories consisted of the following categories (in thousands):

                                                      JUNE 30, 2000       MARCH 31, 2000
                                                      -------------       --------------
Ferrous metals                                           $34,635             $38,344
Non-ferrous metals                                        34,849              28,069
Other                                                      1,360               3,862
                                                         -------             -------
                                                         $70,844             $70,275
                                                         =======             =======

     Ferrous inventory dollars decreased during the quarter primarily due to lower average purchase costs per ton as of June 30, 2000 compared to March 31, 2000. Non-ferrous inventory increased during the quarter due to increased units of non-ferrous materials on hand at June 30, 2000 compared to March 31, 2000.

COMPANY INDEBTEDNESS

     Our principal indebtedness is represented by borrowings under the Senior Credit Facility, the Senior Subordinated Notes and the Senior Secured Notes. At June 30, 2000, we had $392.5 million of debt outstanding compared to $384.7 million at March 31, 2000. Our level of indebtedness has several important effects on our operations, including (i) a substantial portion of our cash flows from operations must be dedicated to the payment of interest, (ii) covenants contained in our various indentures require us to satisfy certain financial tests, and contain other restrictions that limit our ability to borrow additional funds, and (iii) our ability to obtain additional financing in the future may be impaired.

Senior Credit Facility

     The Credit Agreement, dated March 31, 1998, among BT Commercial Corporation, as agent, the lenders and us (as amended, the "Senior Credit Facility") provides for a revolving credit and letter of credit facility of $250.0 million, subject to borrowing base limitations. Our obligations under the Senior Credit Facility are secured by substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries. Availability of loans and letters of credit under the Senior Credit Facility is generally limited to a borrowing base of 85% of eligible accounts receivable, 70% of eligible inventory (subject to a cap of $100.0 million) and a fixed asset sublimit ($45.6 million as of June 30, 2000) that amortizes on a quarterly basis.

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

     The Senior Credit Facility also contains certain affirmative covenants, including a minimum interest coverage ratio and imposes certain limitations on our ability to make capital expenditures, redeem Senior Subordinated Notes or Senior Secured Notes, incur additional indebtedness, and generally restricts payments of dividends and equity redemptions. The Senior Credit Facility places a limit on annual capital expenditures to not exceed 2% of consolidated net sales.

     The interest coverage test of the Senior Credit Facility requires us to maintain an interest coverage ratio of not less than 1.0 to 1.0 (EBITDA (as defined in the Senior Credit Facility) to interest expense) at the end of each fiscal quarter for the twelve-month period then ending. We were in compliance as of June 30, 2000, with this and other financial covenants set forth in the Senior Credit Facility.

     Working capital decreased in the three months ending June 30, 2000 by $1.0 million to approximately $139.4 million. At June 30, 2000, we had outstanding borrowings under the Senior Credit Facility of approximately $178.2 million and $3.8 million outstanding as issued letters of credit. Availability under the Senior Credit Facility has been diminished by the payment of substantial debt service in the form of interest, fees and loan amortization during the past three months. Additionally, our sales during July 2000 were adversely affected by weakening demand from consumers which reduced accounts receivable and availability. As of August 3, 2000, we had undrawn availability of approximately $11 million under the Senior Credit Facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the FASB in June 1998 and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We have not yet determined the impact of the adoption of SFAS No. 133 on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities and, where appropriate, through use of derivative financial instruments. Our use of derivative financial instruments is limited and related solely to hedges of certain non-ferrous inventory positions. Reference is made to the quantitative disclosures about market risk as of March 31, 2000 included under Item 7A of our most recent Annual Report on Form 10-K.

                          PART II -- OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    See Exhibit Index

(B) REPORTS ON FORM 8-K

    No reports were filed on Form 8-K during the quarter ended June 30, 2000.

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

                                          By: /s/ MICHAEL W. TRYON
                                            ------------------------------------
                                            Michael W. Tryon
                                            President and Chief
                                            Operating Officer

                                          By: /s/ ROBERT C. LARRY
                                            ------------------------------------
                                            Robert C. Larry
                                            Executive Vice President, Finance,
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

                                          By: /s/ AMIT N. PATEL
                                            ------------------------------------
                                            Amit N. Patel
                                            Vice President, Finance and
                                              Controller
                                            (Principal Accounting Officer)

                                          Date: August 3, 2000

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX

NUMBER AND DESCRIPTION OF EXHIBIT

 3.1  Amended and Restated Certificate of Incorporation of the
      Company, as filed with the Secretary of State of the State of Delaware on November 2, 1998 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form
      10-Q for the quarter ended September 30, 1998).
 3.2  Certificate of Designations, Preferences and Rights of
      Series C Convertible Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on November 2, 1998 (incorporated by reference to Exhibit
      3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
 3.3  Restated By-Laws of the Company, as amended through March
      31, 1999 (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the year ended
      March 31, 1999).
10.1  Amendment No. 7 to Credit Agreement, dated as of May 31,
      2000, by and among the Company and its subsidiaries named therein, BT Commercial Corporation and the other financial institutions signatories thereto as lenders (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended March 31, 2000).
10.2  Employment Agreement, dated April 1, 2000, between Michael
      W. Tryon and the Company (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended March 31, 2000).
27.1  Financial Data Schedule.