Form 10-Q
period 2000-09-30
METAL MANAGEMENT INC
filed 2000-11-27
CIK 795665

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-14836

                             METAL MANAGEMENT, INC.
                 (Debtor-in-Possession as of November 20, 2000)
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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    As of November 15, 2000, the Registrant had 60,849,898 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I:     FINANCIAL INFORMATION
ITEM 1:     Financial Statements
            Consolidated Balance Sheets -- September 30, 2000
            (unaudited) and March 31, 2000                                    1
            Consolidated Statements of Operations -- three and six
            months ended September 30, 2000 and 1999 (unaudited)              2
            Consolidated Statements of Cash Flows -- six months ended
            September 30, 2000 and 1999 (unaudited)                           3
            Consolidated Statements of Stockholders' Equity -- six
            months ended September 30, 2000 (unaudited)                       4
            Notes to Consolidated Financial Statements (unaudited)            5
ITEM 2:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        12
ITEM 3:     Quantitative and Qualitative Disclosures about Market Risk       19
PART II:    OTHER INFORMATION
ITEM 3:     Defaults Upon Senior Securities                                  20
ITEM 4:     Submission of Matters to a Vote of Security Holders              20
ITEM 5:     Other Information                                                20
ITEM 6:     Exhibits and Reports on Form 8-K                                 21
            SIGNATURES                                                       22
            Exhibit Index                                                    23

PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF NOVEMBER 20, 2000)
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   (UNAUDITED)
                                                                SEPTEMBER 30, 2000    MARCH 31, 2000
                                                                ------------------    --------------
                           ASSETS
Current assets:
     Cash and cash equivalents                                      $     910            $  1,396
     Accounts receivable, net                                         119,650             155,935
     Inventories                                                       53,519              70,275
     Prepaid expenses and other assets                                  8,269               9,082
     Deferred taxes                                                         0               6,090
                                                                    ---------            --------
       Total current assets                                           182,348             242,778
Property and equipment, net                                           160,826             165,197
Goodwill, net                                                         278,687             282,418
Deferred financing costs and other intangibles, net                    13,357              12,300
Deferred taxes                                                              0               2,201
Investments in joint ventures                                           3,185               3,473
Other assets                                                            1,609               2,613
                                                                    ---------            --------
                         TOTAL ASSETS                               $ 640,012            $710,980
                                                                    =========            ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                              $ 368,837            $  2,109
     Accounts payable                                                  54,262              76,094
     Accrued interest                                                   8,683               8,524
     Other accrued liabilities                                         13,282              15,618
                                                                    ---------            --------
       Total current liabilities                                      445,064             102,345
Long-term debt, less current portion                                    4,178             382,601
Other liabilities                                                       3,516               3,900
                                                                    ---------            --------
                      TOTAL LIABILITIES                               452,758             488,846
Stockholders' equity:
     Convertible preferred stock:
          Series B                                                      1,009               1,177
          Series C                                                      5,100               5,100
     Common stock                                                         585                 577
     Treasury stock, at cost                                              (67)                  0
     Warrants                                                          40,428              40,428
     Additional paid-in-capital                                       271,205             270,696
     Accumulated deficit                                             (131,006)            (95,844)
                                                                    ---------            --------
                 TOTAL STOCKHOLDERS' EQUITY                           187,254             222,134
                                                                    ---------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 640,012            $710,980
                                                                    =========            ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF NOVEMBER 20, 2000)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               ------------------------------    ------------------------------
                                               SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                   2000             1999             2000             1999
                                               -------------    -------------    -------------    -------------
NET SALES                                        $213,774         $211,466         $455,683         $410,148
Cost of sales                                     195,238          186,908          414,166          359,759
                                                 --------         --------         --------         --------
Gross profit                                       18,536           24,558           41,517           50,389
OPERATING EXPENSES:
  General and administrative                       15,041           12,782           30,242           27,609
  Depreciation and amortization                     6,696            6,669           13,613           13,301
  Non-cash and non-recurring expense                  211            5,014            2,850            5,014
                                                 --------         --------         --------         --------
Total operating expenses                           21,948           24,465           46,705           45,924
                                                 --------         --------         --------         --------
Operating income (loss) from continuing
  operations                                       (3,412)              93           (5,188)           4,465
OTHER INCOME (EXPENSE):
  Loss from joint ventures                           (515)             (90)            (649)             (31)
  Interest expense                                (10,675)          (9,258)         (21,003)         (17,994)
  Interest and other income, net                       93              305              202              362
                                                 --------         --------         --------         --------
Loss from continuing operations before
  income taxes                                    (14,509)          (8,950)         (26,638)         (13,198)
Provision (benefit) for income taxes               12,201           (3,050)           8,291           (4,194)
                                                 --------         --------         --------         --------
Loss from continuing operations                   (26,710)          (5,900)         (34,929)          (9,004)
Gain on sale of discontinued operations,
  net of taxes                                          0               27                0               27
                                                 --------         --------         --------         --------
NET LOSS                                          (26,710)          (5,873)         (34,929)          (8,977)
Premium paid on redemption of preferred
  stock                                                 0              616                0              616
Preferred stock dividends                             117              225              233              459
                                                 --------         --------         --------         --------
NET LOSS APPLICABLE TO COMMON STOCK              $(26,827)        $ (6,714)        $(35,162)        $(10,052)
                                                 ========         ========         ========         ========
  Basic and diluted loss per share               $  (0.46)        $  (0.13)        $  (0.61)        $  (0.19)
                                                 ========         ========         ========         ========
  Shares used in computation of basic and
     diluted loss per share                        57,904           53,210           57,839           52,915

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF NOVEMBER 20, 2000)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                   SIX MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                ----------------------
                                                                  2000         1999
                                                                  ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                             $ (34,929)   $  (9,004)
Adjustments to reconcile net loss from continuing operations to cash flows from operating activities:
     Depreciation and amortization                                 13,613       13,301
     Deferred income taxes                                          8,291       (4,175)
     Amortization of debt issuance costs and bond discount          1,596        1,637
     Non-cash and non-recurring expense                             2,639          142
     Other                                                          1,299          428
Changes in assets and liabilities:
     Accounts and notes receivable                                 36,322      (22,244)
     Inventories                                                   16,756           58
     Accounts payable                                             (21,832)       5,496
     Other                                                         (4,081)      (3,996)
                                                                ---------    ---------
Cash flows provided by (used in) operating activities              19,674      (18,357)
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment                              (5,783)      (4,657)
  Proceeds from sale of property and equipment                        575        1,885
  Other                                                              (169)         555
                                                                ---------    ---------
Net cash used in investing activities                              (5,377)      (2,217)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Issuances of long-term debt                                     532,752      485,532
  Repayments of long-term debt                                   (544,676)    (460,220)
  Fees paid to issue long-term debt                                (2,792)      (1,841)
  Redemption of convertible preferred stock                             0       (3,078)
  Repurchase of common stock                                          (67)           0
                                                                ---------    ---------
Net cash provided by (used in) financing activities               (14,783)      20,393
                                                                ---------    ---------
Net decrease in cash and cash equivalents                            (486)        (181)
Cash and cash equivalents at beginning of period                    1,396        2,482
                                                                ---------    ---------
Cash and cash equivalents at end of period                      $     910    $   2,301
                                                                =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                      19,247       16,275

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF NOVEMBER 20, 2000)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (unaudited, in thousands, except shares)

                                      PREFERRED STOCK           COMMON STOCK
                                    --------------------    --------------------
                                                              NUMBER                                        ADDITIONAL
                                                                OF                  TREASURY                 PAID-IN-
                                    SERIES B    SERIES C      SHARES      AMOUNT     STOCK      WARRANTS     CAPITAL
                                    --------    --------      ------      ------    --------    --------    ----------
BALANCE AT MARCH 31, 2000            $1,177      $5,100     57,711,427     $577       $  0      $40,428      $270,696
Conversion of preferred stock          (190)          0        573,252        6          0            0           189
Preferred stock dividends                22           0        108,109        1          0            0           205
Repurchase of common stock                0           0        (50,000)       0        (67)           0             0
Other                                     0           0         78,418        1          0            0           115
Net loss                                  0           0              0        0          0            0             0
                                     ------      ------     ----------     ----       ----      -------      --------
BALANCE AT SEPTEMBER 30, 2000        $1,009      $5,100     58,421,206     $585       $(67)     $40,428      $271,205
                                     ======      ======     ==========     ====       ====      =======      ========


                                  ACCUMULATED
                                    DEFICIT       TOTAL
                                  -----------     -----
BALANCE AT MARCH 31, 2000          $ (95,844)    $222,134
Conversion of preferred stock              0            5
Preferred stock dividends               (233)          (5)
Repurchase of common stock                 0          (67)
Other                                      0          116
Net loss                             (34,929)     (34,929)
                                   ---------     --------
BALANCE AT SEPTEMBER 30, 2000      $(131,006)    $187,254
                                   =========     ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF NOVEMBER 20, 2000)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- REORGANIZATION UNDER CHAPTER 11

     On November 20, 2000 (the "Petition Date"), Metal Management, Inc. and its subsidiaries (collectively, the "Company") filed voluntary petitions (Case No. 00-4303(SLR)) for relief under Chapter 11 of the U.S. Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company is operating its business as a debtor-in-possession. The voluntary Chapter 11 filing resulted from a sequence of events stemming primarily from significant operating losses and decreased liquidity experienced during fiscal 2001, which culminated in the Company's inability to make a $9 million interest payment on its Senior Subordinated Notes (defined below) on November 15, 2000. The Company's poor operating results and its decrease in liquidity are primarily due to unprecedented cycles of declines in scrap metals prices caused by lower demand and an increase in imports of scrap metals.

     The Company expects to promptly develop a plan of reorganization for which it will seek approval by the Bankruptcy Court. If and when the plan is developed and approved, continuation of the Company's business thereafter will be dependent on the Company's ability to achieve successful future operations.

     Substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization to be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, actions to enforce or otherwise affect repayment of all pre-chapter 11 liabilities other than those specifically approved by the Bankruptcy Court, are stayed while the Company continues its business operations as a debtor-in-possession. Schedules will be filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between the amounts reflected in such schedules and claims filed by creditors will be investigated and may be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

     Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court approval. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have yet been made for these items in the financial statements.

     As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured pre-petition debt including but not limited to the Company's 10% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and the Company's 12 3/4% Senior Secured Notes due 2004 (the "Senior Secured Notes"). Interest will continue to be accrued on the Senior Secured Notes. Payments may be required to be made on other secured pre-petition debt subject to Bankruptcy Court approval. Additionally, after the Petition Date, the Company cannot declare dividends on its Series B and Series C Convertible Preferred Stock (collectively, the "Preferred Stock").

NOTE 2 -- INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements do not reflect adjustments to assets and liabilities which may occur as a result of the filing of a plan of reorganization and application of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under

                             METAL MANAGEMENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF NOVEMBER 20, 2000)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 2 -- INTERIM FINANCIAL STATEMENTS -- (CONTINUED) the Bankruptcy Code" ("SOP 90-7"). The principal financial statement requirements of SOP 90-7 for entities in Chapter 11 bankruptcy proceedings with the expectation of reorganizing are as follows:

     - Balance sheet: Distinguish between pre-petition liabilities that are and are not subject to compromise, and post-petition liabilities.

     - Statement of operation: Revenues, expenses, gains and losses resulting from the reorganization/ restructuring are separately reported as "reorganization items," except for discontinued operations and extraordinary items.

     Certain additional disclosures including (1) claims not subject to reasonable estimation of the amount to be allowed, (2) the principal categories of claims subject to compromise, and (3) any significant difference between reported interest expense and stated contractual interest are also required by SOP 90-7. Following the approval of a plan of reorganization, SOP 90-7 may require that the Company adopt "fresh start" accounting resulting in recording assets and liabilities at fair value. It is currently expected that the application of fresh start accounting would result in a significant reduction of the historical cost basis of intangible assets.

     The Company's accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although the Chapter 11 Bankruptcy raises substantial doubt about the Company's ability to continue as a going concern, the accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a going concern basis which contemplates the continuity of operations, realization of assets and the liquidation of liabilities in the ordinary course of business. As a result of the Chapter 11 Bankruptcy, realization of assets and liquidation of liabilities are subject to significant uncertainties. Specifically, the financial statements do not present the amounts which will be paid by the Company to settle liabilities and contingencies which may be allowed in Chapter 11 Bankruptcy reorganization cases. Also, the consolidated financial statements do not reflect (a) adjustments to assets and liabilities which may occur in accordance with SOP 90-7 following the confirmation of a plan of reorganization or (b) the realizable value of assets which would be required to be recorded if the Company presents a plan which contemplates the disposal of all or portions of its assets and operations. The Company does not currently intend to sell or otherwise dispose of any operations during the reorganization process. The filing and ultimate approval of a plan could materially affect the carrying value of the assets and liabilities currently disclosed in the consolidated financial statements.

     The March 31, 2000 balance sheet information has been derived from the Company's audited financial statements. All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial data for the three and six months ended September 30, 2000 and September 30, 1999 is unaudited; however, in the opinion of management, the interim data, subject to the qualifications described above related to application of accounting principles in connection with a Chapter 11 Bankruptcy, includes all material adjustments (which include only normal recurring adjustments) necessary for a fair statement of the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

                             METAL MANAGEMENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF NOVEMBER 20, 2000)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 2 -- INTERIM FINANCIAL STATEMENTS -- (CONTINUED)
     The Company assesses the recoverability of its goodwill and other intangible assets on an annual basis or whenever events or changes in circumstances or business climate indicate that expected undiscounted future cash flows may not be sufficient to recover the recorded goodwill or intangible assets. At September 30, 2000, the Company determined that there was no impairment of its recorded goodwill or intangible assets.

NOTE 3 -- NON-CASH AND NON-RECURRING EXPENSES

     During the six months ended September 30, 2000, the Company recorded the following non-cash and non-recurring expenses and related reserve activity (in thousands).

                                     SEVERANCE, FACILITY    REORGANIZATION       MERGER          ASSET
                                       CLOSURE & OTHER          COSTS         RELATED COSTS    IMPAIRMENT     TOTAL
                                     -------------------    --------------    -------------    ----------     -----
Balance at March 31, 2000                   $ 808               $   0             $413          $     0      $ 1,221
Charge to income                                0                 211                0            2,639        2,850
Cash payments                                (370)               (211)             (38)               0         (619)
Non-cash application                            0                   0                0           (2,639)      (2,639)
                                            -----               -----             ----          -------      -------
Balance at September 30, 2000               $ 438               $   0             $375          $     0      $   813
                                            =====               =====             ====          =======      =======

     The Company believes the reserves at September 30, 2000 are adequate for the remaining obligations associated with these activities.

REORGANIZATION COSTS

     During the three months ended September 30, 2000, the Company retained financial and legal advisors to review the restructuring strategies available to the Company. Expenses recognized through September 30, 2000 represent professional fees incurred to date.

ASSET IMPAIRMENT

     During the three months ended June 30, 2000, the Company recognized a $2.6 million asset impairment charge related to a promissory note, including accrued interest, received by the Company in conjunction with the sale of its former Superior Forge, Inc. subsidiary.

     The Company determined it was necessary to fully reserve the note receivable and accrued interest based on factors including (i) quarterly interest payments on the note receivable have not been paid since September 1999, (ii) losses from Superior Forge, Inc.'s operations exceeded those planned, and (iii) the perceived inability of Superior Forge, Inc. to obtain capital to refinance its obligations. The Company intends to exert all of its rights to maximize recovery of the note receivable.

                             METAL MANAGEMENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF NOVEMBER 20, 2000)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 4 -- INVENTORIES

     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following categories (in thousands):

                                                    SEPTEMBER 30, 2000      MARCH 31, 2000
                                                    ------------------      --------------
Ferrous metals                                           $25,252               $38,344
Non-ferrous metals                                        26,790                28,069
Other                                                      1,477                 3,862
                                                         -------               -------
                                                         $53,519               $70,275
                                                         =======               =======

NOTE 5 -- DEBT

     Long-term debt consisted of the following (in thousands):

                                                    SEPTEMBER 30, 2000      MARCH 31, 2000
                                                    ------------------      --------------
Senior Credit Facility                                  $ 159,217              $170,590
12 3/4% Senior Secured Notes                               27,602                27,372
10% Senior Subordinated Notes                             180,000               180,000
Other debt                                                  6,196                 6,748
                                                        ---------              --------
                                                          373,015               384,710
Less: current portion                                    (368,837)               (2,109)
                                                        ---------              --------
                                                        $   4,178              $382,601
                                                        =========              ========

     On November 20, 2000, the Company filed a voluntary petition with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code. The bankruptcy case is pending in the United States Bankruptcy Court in the District of Delaware. As a consequence of the bankruptcy filing, the Company is in default of the $250 million Senior Credit Facility, dated March 31, 1998 (as amended, the "Senior Credit Facility") among the Company and its senior lenders, the Indenture governing the Senior Secured Notes (the "Senior Secured Notes Indenture") and the Indenture governing the Senior Subordinated Notes (the "Senior Subordinated Notes Indenture"). The defaults have required the Company to classify the Senior Credit Facility, the Senior Secured Notes and the Senior Subordinated Notes as current debt. Amounts outstanding at the Petition Date under debt instruments including, but not limited to, the Senior Subordinated Notes will be classified as liabilities subject to compromise in future financial statements until a plan of reorganization is approved and implemented. Certain provisions of the Bankruptcy Code may relieve the Company from its obligation to pay interest after the Petition Date. In accordance with SOP 90-7, interest on secured claims will be accrued only to the extent that the value of the underlying collateral exceeds the principal amount of the secured claim. Thus, under certain conditions, interest on unsecured claims may not be required to be accrued. After the Petition Date, the Company is prohibited from making contractual payments on its outstanding long-term debt obligations absent a Bankruptcy Court order or until conclusion of the Chapter 11 proceedings and implementation of a plan of reorganization allowing for such payments.

     On the Petition Date, the Bankruptcy Court approved, on an interim basis, a Post-Petition Credit Agreement (the "DIP Agreement") by and among BT Commercial Corporation, as Agent for the lenders, and the Company that establishes a lending arrangement for the Company under certain conditions while in bankruptcy. As with the Senior Credit Facility, the DIP Agreement contains covenants and conditions that govern the loans to the Company. Loans under the DIP Agreement are limited by the amount of eligible

                             METAL MANAGEMENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF NOVEMBER 20, 2000)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 5 -- DEBT -- (CONTINUED)
collateral based upon a formula applied to the Company's accounts receivable and inventory. As with the Senior Credit Facility, the DIP Agreement is secured by substantially all the assets of the Company.

     Pursuant to the DIP Agreement, the Company will be required to satisfy minimum month-end availability tests and minimum EBITDA targets for rolling three-month periods as follows:

     - For the three months ended 12/31/00 -- $2.5 million.
     - For the three months ended 01/31/01 -- $5.0 million.
     - For the three months ended 02/28/01 -- $6.5 million.
     - For the three months ended 03/31/01 -- $8.0 million.

     The DIP Agreement also places certain restrictions on the Company's ability to make capital expenditures. The DIP Agreement requires the Company to make monthly interest payments on outstanding loan balances at the prime rate (as specified by Deutsche Bank AG, New York Branch) plus 150 basis points on the first day of each month. In addition, the DIP Agreement provides for the Company to pay an unused monthly commitment fee of .375% on the undrawn portion of the facility.

     Prior to the bankruptcy filing, the Company's Senior Credit Facility provided for a revolving credit and letter of credit facility of $250.0 million, subject to borrowing base limitations. A security interest on substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, were pledged as collateral against the obligations of the Company under the Senior Credit Facility. The Senior Credit Facility provided the Company with the option of borrowing based either on the Bankers Trust Company's prime rate plus a margin or at the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the Senior Credit Facility, the Company paid a fee of .375% on the undrawn portion of the facility. The Senior Credit Facility was available for working capital and general corporate purposes, including acquisitions. As of November 17, 2000, total indebtedness of the Company under the Senior Credit Facility aggregated to $141.5 million. Additional borrowing capacity under the Senior Credit Facility as of November 17, 2000 was $0.2 million. Availability has been increased by $20 million subject to certain terms and conditions as a result of the execution of the DIP Agreement and its approval on an interim basis by the Bankruptcy Court.

     On May 7, 1999, the Company issued $30.0 million principal amount of 12 3/4% Senior Secured Notes due on June 15, 2004. Interest on the Senior Secured Notes is payable semi-annually. The Senior Secured Notes were issued at 90% of their principal amount and are redeemable by the Company, in whole or in part, at 100% of their principal amount at any time after June 15, 2000. A second priority lien on substantially all of the Company's personal property, plant (to the extent it constitutes fixtures) and equipment has been pledged as collateral against the Senior Secured Notes. The Senior Secured Notes are senior obligations of the Company, ranking equally with all of its existing and future unsubordinated debt, including indebtedness under the Senior Credit Facility, and senior to all of its existing and future subordinated debt, including the Senior Subordinated Notes. The Company's payment obligation is jointly and severally guaranteed by the Company's current and future subsidiaries. The Company received net proceeds of approximately $25.5 million, after the 10% original issue discount and transaction fees and expenses.

     On May 13, 1998, the Company issued $180.0 million, 10% Senior Subordinated Notes due on May 15, 2008 and received net proceeds of $174.6 million. Interest on the Senior Subordinated Notes is payable semi-annually. The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated in right to payment to all senior debt of the Company, including the indebtedness of the Company under the Senior Credit Facility and the Senior Secured Notes. The Company's payment obligations are jointly and severally guaranteed by the Company's current and certain future subsidiaries. The

                             METAL MANAGEMENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF NOVEMBER 20, 2000)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 5 -- DEBT -- (CONTINUED)
Senior Subordinated Notes are redeemable at the Company's option at specified redemption prices and redemption events. On November 15, 2000, the Company failed to make a $9 million interest payment on the Senior Subordinated Notes.

NOTE 6 -- INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse.

     As a result of the uncertainties surrounding the Chapter 11 bankruptcy filing, the Company has recorded a charge of $12.2 million during the three month period ended September 30, 2000 to fully reserve for its net deferred tax assets.

NOTE 7 --RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 8 -- LOSS PER COMMON SHARE

     Basic and diluted earnings per share (EPS) are calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing reported net income (loss) applicable to Common Stock by the weighted average shares outstanding. Diluted EPS includes the incremental shares issuable upon the assumed exercise of stock options and warrants, using the treasury stock method. The following is a

                             METAL MANAGEMENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF NOVEMBER 20, 2000)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 8 -- LOSS PER COMMON SHARE -- (CONTINUED) reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                         -------------------    --------------------
                                                           2000       1999        2000        1999
                                                           ----       ----        ----        ----
LOSS (NUMERATOR):
Net loss                                                 $(26,710)   $(5,900)   $(34,929)   $ (9,004)
Premium paid on redemption of preferred stock                   0       (616)          0        (616)
Dividends on convertible preferred stock                     (117)      (225)       (233)       (459)
                                                         --------    -------    --------    --------
Net loss applicable to Common Stock                      $(26,827)   $(6,741)   $(35,162)   $(10,079)
                                                         ========    =======    ========    ========
SHARES (DENOMINATOR):
Weighted average number of shares outstanding during
  the period                                               57,904     53,210      57,839      52,915
Incremental common shares attributable to dilutive
  stock options and warrants                                    0          0           0           0
                                                         --------    -------    --------    --------
Diluted number of shares outstanding during the
  period                                                   57,904     53,210      57,839      52,915
                                                         ========    =======    ========    ========
Basic loss per common share                              $  (0.46)   $ (0.13)   $  (0.61)   $  (0.19)
                                                         ========    =======    ========    ========
Diluted loss per common share                            $  (0.46)   $ (0.13)   $  (0.61)   $  (0.19)
                                                         ========    =======    ========    ========

     The effect of dilutive stock options and warrants were not included as their effect would have been anti-dilutive for both periods presented. Also, the potentially dilutive effect of the Company's convertible preferred stock were not used in the diluted earnings per share calculation as its effect was also anti-dilutive.

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metal Management, Inc. (herein, "Metal Management," the "Company," "we," "us" or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under "Investment Considerations" appearing in our Annual Report on Form 10-K for the year ended March 31, 2000, as the same may be amended from time to time. In addition, forward looking statements included herein are subject to our ability to successfully develop, obtain approval for, and implement a plan of reorganization under Chapter 11 of the Bankruptcy Code.

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

     We have achieved a leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. Since April 1996, we have completed 27 acquisitions and, in the process, added approximately $900 million in revenues. In making acquisitions, we have focused on major metropolitan markets where prime industrial and obsolete scrap (automobiles, appliances and industrial equipment) is readily available and from where we believe we can better serve our customer base. In pursuing this strategy, we have sought to acquire regional platform companies with strong operational management and a history of successful financial performance to serve as platforms into which subsequent acquisitions can be integrated. We believe that through consolidation, we will be able to enhance the competitive position and profitability of the operations we acquire because of broader distribution channels, improved managerial and financial resources, greater purchasing power and increased economies of scale.

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

     Our common stock, par value $.01 per share ("Common Stock") has been traded on the NASDAQ SmallCap Market under the symbol "MTLM" although trading in our Common Stock has been suspended pending a review of our plan of reorganization by the Nasdaq Stock Market, Inc. Our principal executive offices are located at 500 North Dearborn Street, Suite 405, Chicago, Illinois 60610, and our telephone number is (312) 645-0700.

RECENT DEVELOPMENTS

     On October 3, 2000, we received a notice from the Nasdaq Stock Market that we had a period of 90 days, or until December 28, 2000, within which to regain compliance with the requirements for continued listing of our Common Stock on The Nasdaq SmallCap Market. The deficiency relates to the fact that our Common Stock has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days. The letter states that failure to demonstrate compliance with this requirement for a minimum of ten consecutive trading days by December 28, 2000 will result in delisting effective January 3, 2001. The letter, in accordance with Nasdaq rules, also affords us an opportunity to request a hearing by December 28, 2000, in which event the delisting would be stayed pending the resolution of the hearing. We intend to address the continued listing of our Common Stock in the context of an comprehensive restructuring which we expect to pursue through a plan of reorganization in Bankruptcy Court.

     On November 20, 2000, (the "Petition Date") we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). We are operating our businesses as a debtors-in-possession under supervision of the Bankruptcy Court.

     Under these proceedings, substantially all liabilities, litigation and claims against us in existence at the Petition Date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court. The bankruptcy filing was made as a first step in the implementation of a prenegotiated arrangement among us, our senior lenders, and the holders of our Senior Secured Notes and Senior Subordinated Notes to restructure our debt (hereinafter referred to as the "Proposed Restructuring"). Pursuant to the terms of the Proposed Restructuring, the holders of our Senior Subordinated Notes (and certain other creditors) are expected to receive 99% of the common stock of the restructured company in exchange for the cancellation of such debt. The remaining 1% of the restructured company would be distributed to our existing and preferred stockholders. In addition, existing stockholders would be issued, upon consummation of the Proposed Restructuring, warrants to purchase up to 7.5% of the restructured company based on certain levels of recovery by our noteholders. In connection with the Proposed Restructuring, our senior lenders agreed to provide us with a $200 million debtor-in-possession financing providing $20 million of initial incremental borrowing capacity. The terms of the DIP Agreement are discussed elsewhere in this report.

     Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 filing in general or the effects of such cases on our business, or on the interests of creditors and shareholders.

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

     Our results of operations for the six months ended September 30, 2000 were negatively impacted by the adverse market conditions prevalent in the steel and scrap metals sectors during the year. These market conditions were characterized by weak demand for scrap metals combined with an abundant supply causing prices for scrap metals to decline precipitously. This decline resulted in large part from the increase in scrap imports flowing into the United States.

     During this period of adverse market conditions, our sales were significantly lower than expected and our ability to invest in our business restricted. Accordingly, we were unable to implement our strategy of maximizing inventory turns, resulting in significant losses.

     The following table presents certain items from our statements of operations as a percentage of net sales for the three and six months ended September 30, 2000 and 1999:

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                         -------------------         -------------------
                                                         2000          1999          2000          1999
                                                         ----          ----          ----          ----
Net sales                                                100.0%        100.0%        100.0%        100.0%
Cost of sales                                             91.3          88.4          90.9          87.7
                                                         -----         -----         -----         -----
Gross profit                                               8.7          11.6           9.1          12.3
Operating expenses:
  General and administrative                               7.0           6.0           6.6           6.7
  Depreciation and amortization                            3.1           3.2           3.0           3.2
  Non-cash and non-recurring expense                       0.1           2.4           0.6           1.2
Operating income (loss)                                   (1.6)          0.0          (1.1)          1.1
  Interest expense                                         5.0           4.4           4.6           4.4
Net loss                                                 (12.5)%        (2.8)%        (7.7)%        (2.2)%

     Consolidated net sales for the three months ended September 30, 2000 and 1999 in broad product categories were as follows (in thousands):

                                                       9/30/00                           9/30/99
                                             ----------------------------      ----------------------------
                COMMODITY                    WEIGHT     NET SALES     %        WEIGHT     NET SALES     %
                ---------                    ------     ---------     -        ------     ---------     -
Ferrous metals (tons)                          1,092    $115,969     54.2        1,013    $109,954     52.0
Non-ferrous metals (lbs)                     144,793      77,740     36.4      126,159      62,564     29.6
Brokerage - ferrous (tons)                        89       9,149      4.3          295      29,347     13.9
Brokerage - non ferrous (lbs)                  9,234       5,188      2.4       16,699       4,257      2.0
Other                                                      5,728      2.7                    5,344      2.5
                                                        --------     ----                 --------     ----
                                                        $213,774      100%                $211,466      100%
                                                        ========     ====                 ========     ====

     Consolidated net sales for the six months ended September 30, 2000 and 1999 in broad product categories were as follows (in thousands):

                                                       9/30/00                           9/30/99
                                             ----------------------------      ----------------------------
                COMMODITY                    WEIGHT     NET SALES     %        WEIGHT     NET SALES     %
                ---------                    ------     ---------     -        ------     ---------     -
Ferrous metals (tons)                          2,274    $249,807     54.8        2,051    $213,085     52.0
Non-ferrous metals (lbs)                     296,802     161,731     35.5      272,360     125,568     30.6
Brokerage - ferrous (tons)                       214      23,389      5.1          568      53,314     13.0
Brokerage - non ferrous (lbs)                 24,514      11,218      2.5       33,077       8,345      2.0
Other                                                      9,538      2.1                    9,836      2.4
                                                        --------     ----                 --------     ----
                                                        $455,683      100%                $410,148      100%
                                                        ========     ====                 ========     ====

     Consolidated net sales increased $2.3 million (1.1%) to $213.8 million during the three months ended September 30, 2000 from $211.5 million during the three months ended September 30, 1999. The increase in consolidated net sales was primarily due to higher volumes, offset by lower average realized sales prices. During the six months ended September 30, 2000, consolidated net sales increased $45.5 million (11.1%) to $455.7 million from $410.1 million during the six months ended September 30, 1999. The increase was principally due to higher sales volumes and higher average realized selling prices.

     Ferrous sales increased by $6.0 million (5.5%) and $36.7 million (17.2%) during the three and six months ended September 30, 2000, respectively, compared to ferrous sales in the three and six months ended September 30, 1999. The increase was primarily due to higher sales volumes.

     Non-ferrous sales increased by $15.2 million (24.3%) and $36.2 million (28.8%) during the three and six months ended September 30, 2000, respectively, compared to non-ferrous sales in the three and six months ended September 30, 1999. The increase was due to higher volumes and average realized selling prices. Our average selling price for non-ferrous metals increased by 18.2% to $0.54 per pound during the six months ended September 30, 2000 compared to the six months ended September 30, 1999. Our average selling price for the non-ferrous product category is impacted by market conditions and the product mix of non-ferrous metals sold. The majority of our non-ferrous sales are derived from copper, aluminum and stainless steel.

     Brokerage ferrous sales decreased by $20.2 million (68.8%) and $29.9 million (56.1%) during the three and six months ended September 30, 2000, respectively, compared to brokerage ferrous sales in the three and six months ended September 30, 1999. The decrease was due to fewer tons brokered as a result of lower demand.

     Brokerage non-ferrous sales increased by $0.9 million (21.9%) and $2.9 million (34.4%) during the three and six months ended September 30, 2000, respectively, compared to brokerage non-ferrous sales during the three and six months ended September 30, 1999. Although pounds of non-ferrous metals brokered decreased during both periods, brokerage non-ferrous sales increased due to higher average realized selling prices.

     Consolidated gross profit was $18.5 million and $41.5 million for the three and six months ended September 30, 2000, respectively, compared to consolidated gross profit of $24.6 million and $50.4 million for the three and six months ended September 30, 1999, respectively. The decrease in consolidated gross profit reflects increased operating costs compared with the prior year periods and weakening market conditions for scrap metals. The decreases in scrap metals prices resulted in us having to reduce the values of our inventories, which also negatively impacted gross profit.

     Consolidated general and administrative expenses were $15.0 million and $30.2 million for the three and six months ended September 30, 2000, respectively, compared to $12.8 million and $27.6 million for the three and six months ended September 30, 1999, respectively. The increase in general and administrative expenses is principally the result of increased labor and related benefit costs compared with the prior year periods.

     Depreciation and amortization expense was $6.7 million and $13.6 million for the three and six months ended September 30, 2000, respectively, compared to $6.7 million and $13.3 million for the three and six months ended September 30, 1999, respectively.

     Non-cash and non-recurring expense was recorded in the amount of $2.8 million for the six months ended September 30, 2000. An impairment charge of $2.6 million was established with respect to a note receivable for which we determined on the basis of circumstances learned during the three months ended June 30, 2000, that it became probable that payments of principal and interest would not be received. The promissory note was issued in conjunction with the sale of our former subsidiary, Superior Forge, Inc. Also, $0.2 million of reorganization costs were recognized during the three months ended September 30, 2000 comprised mainly of professional fees.

     Loss from joint ventures was $0.5 million and $0.6 million for the three and six months ended September 30, 2000, respectively, compared to a loss from joint ventures of $0.1 million and $0.0 million for the three and six months ended September 30, 1999, respectively. The increase reflects our 28.5% share of losses incurred by Southern Recycling as a result of weakening market conditions for scrap metals.

     Interest expense was $10.7 million and $21.0 million for the three and six months ended September 30, 2000, respectively, compared to $9.3 million and $18.0 million for the three and six months ended September 30, 1999, respectively. The increase is primarily due to additional borrowings made under the Senior Credit Facility to fund our operating and investing activities and an increase in the applicable base interest rates payable under the Senior Credit Facility.

     As a result of uncertainties surrounding the Chapter 11 filing, we have recorded an income tax expense of $12.2 million during the three months ended September 30, 2000 in order to provide a valuation allowance against net deferred tax assets.

     Net loss, after preferred stock dividends, was $26.8 million ($0.46 per share) and $35.2 million ($0.61 per share) for the three and six months ended September 30, 2000, respectively, compared to a net loss, after preferred stock dividends, of $6.7 million ($0.13 per share) and $10.1 million ($0.19 per share) during the three and six months ended September 30, 1999, respectively. The increase in the net loss is primarily due to lower gross margins, an increase in interest expense and the recognition of income tax expense of $12.2 million and $8.3 million for the three and six months ended September 30, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred significant operating and net losses since April 1996. We expect that our operating losses will continue as we operate as a debtor-in-possession until we are able to restructure our debt and until conditions in the scrap metals markets improve. Cash provided by our operations may not be sufficient to fund the continuation of daily operations of the business during bankruptcy.

     At September 30, 2000, we had approximately $373.0 million of indebtedness outstanding. As a result of filing for protection under bankruptcy law, we are not currently permitted to pay our debt service obligations that are outstanding as of the Petition Date. We have over $7.9 million of interest obligations, which we are not currently permitted to pay under bankruptcy law. In addition, future payment of principal and interest on all of our outstanding indebtedness is subject to Bankruptcy Court approval and may be discharged in whole or in part in bankruptcy with a court approved plan of reorganization. There can be no assurance that any amounts owed to unsecured creditors will be paid or that secured creditors will be paid in full. In connection with our Proposed Restructuring, we have agreed with holders representing in excess of a majority of our Senior Subordinated Notes, subject to certain conditions, to exchange all principal and interest on the Senior Subordinated Notes and certain other debt, for 99% of the common stock of the restructured company. The conversion of this indebtedness into common stock, if successfully implemented, will eliminate in excess of $18 million of annual interest expense, and as a consequence, significantly strengthen our capital structure.

     As described below, we have obtained Bankruptcy Court approval of our DIP Agreement on an interim basis, which provides us with a credit facility of up to $200 million. We believe that the DIP Agreement, which provides for supplemental availability of $20 million, along with protection under bankruptcy law, will allow us to fund operations until we reorganize our operations and seek discharge from bankruptcy. The extent of additional financing will depend on, among other things, the outcome and timing of our bankruptcy proceedings and market conditions. In the event that our plans or assumptions change or prove to be inaccurate, we incur significant unexpected expenses, or our cash resources, together with borrowings under the DIP Agreement, prove to be insufficient to fund operations, we may be unable to emerge successfully from bankruptcy.

Cash Flows from Operations

     Net cash provided by operating activities of $19.7 million during the six months ended September 30, 2000 resulted primarily from $27.2 million of cash generated from working capital offset by losses from operations for the period. During this period, collections on accounts and notes receivable were $36.3 million and inventories and accounts payable were reduced by $16.8 million and $21.8 million, respectively.

Cash Flows from Investing Activities

     During the six months ended September 30, 2000, we used $5.4 million of cash for investing activities. Purchases of property and equipment totaled $5.8 million, while we generated $0.6 million of cash from the sale of certain equipment.

Cash Flows from Financing Activities

     During the six months ended September 30, 2000, our financing activities used $14.8 million of cash, principally to repay borrowings under the Senior Credit Facility. We also repurchased of 50,000 shares of Common Stock for $67,000.

FINANCIAL CONDITION

Working Capital Availability and Requirements

     Our accounts receivable balances decreased from $155.9 million at March 31, 2000 to $119.7 million at September 30, 2000 principally due to collections in accounts receivable and lower sales.

     Our accounts payable balances decreased from $76.1 million at March 31, 2000 to $54.3 million at September 30, 2000. The decrease in accounts payable resulted principally from a reduction in the amount of material purchases.

     Inventory levels can vary significantly among our operations and with changes in market conditions. Inventories consisted of the following categories (in thousands):

                                                   SEPTEMBER 30, 2000      MARCH 31, 2000
                                                   ------------------      --------------
Ferrous metals                                          $25,252               $38,344
Non-ferrous metals                                       26,790                28,069
Other                                                     1,477                 3,862
                                                        -------               -------
                                                        $53,519               $70,275
                                                        =======               =======

     Ferrous inventory dollars decreased primarily due to fewer units of ferrous material on hand and lower average purchase costs per ton as of September 30, 2000 compared to March 31, 2000. Non-ferrous inventory decreased primarily due to fewer units of non-ferrous materials on hand at September 30, 2000 compared to March 31, 2000.

COMPANY INDEBTEDNESS

Post-Petition Credit Agreement

     On November 20, 2000, we filed a voluntary petition with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code. Amounts outstanding at the Petition Date, including, but not limited to, the Senior Subordinated Notes, will be classified as liabilities subject to compromise in future financial statements until a plan of reorganization is approved and implemented. Certain provisions of the Bankruptcy Code may relieve us from obligations to pay interest after the Petition Date. In accordance with SOP 90-7, interest on secured claims will be accrued only to the extent that the value of the underlying collateral exceeds the principal amount of the secured claim. After the Petition Date, we are prohibited from making contractual payments on our outstanding long-term debt obligations absent a Bankruptcy Court order or until conclusion of the Chapter 11 filing and implementation of a plan of reorganization allowing for such payments.

     On the Petition Date, the Bankruptcy Court approved on an interim basis the DIP Agreement that establishes a lending arrangement under certain conditions while in bankruptcy. As with the Senior Credit Facility, the DIP Agreement contains certain covenants and conditions that govern the loans to us. Loans under the DIP Agreement are limited by the amount of eligible collateral based upon a formula applied to our accounts receivable and inventory. As with the Senior Credit Facility, the DIP Funding is secured by substantially all of our assets.

     Our principal indebtedness is represented by borrowings under the Senior Credit Facility, the Senior Subordinated Notes and the Senior Secured Notes. At September 30, 2000, we had $373.0 million of debt outstanding compared to $384.7 million at March 31, 2000. Our level of indebtedness has several important effects on our operations, including (i) a substantial portion of our cash flows from operations must be dedicated to the payment of interest, (ii) covenants contained in our various indentures require us to satisfy certain financial tests, and contain other restrictions that limit our ability to borrow additional funds, and (iii) our ability to obtain additional funds, and (iii) our ability to obtain additional financing in the future may be impaired.

Senior Credit Facility

     The Senior Credit Facility, dated March 31, 1998, among BT Commercial Corporation, as agent, the lenders and us (as amended, the "Senior Credit Facility") provided for a revolving credit and letter of credit facility of $250.0 million, subject to borrowing base limitations. Our obligations under the Senior Credit Facility were secured by substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries. Availability of loans and letters of credit under the Senior Credit Facility were generally limited to a borrowing base of 85% of eligible accounts receivable, 70% of eligible inventory (subject to a cap of $100.0 million) and a fixed asset sublimit ($43.4 million as of September 30, 2000) that amortized on a quarterly basis. Borrowings are no longer available under the Senior Credit Facility and all of our future borrowings will be governed by the DIP Agreement.

     At September 30, 2000, we had outstanding borrowings under the Senior Credit Facility of approximately $159.2 million and $3.5 million outstanding as issued letters of credit.

10% Senior Subordinated Notes due 2008

     On May 13, 1998, we issued $180.0 million of 10% Senior Subordinated Notes due on May 15, 2008 (the "Senior Subordinated Notes") in a private placement pursuant to exemptions under the Securities Act of 1933. Interest on the Senior Subordinated Notes is payable semi-annually during May and November of each year. We received net proceeds of $174.6 million in the offering of the Senior Subordinated Notes. The Senior Subordinated Notes are our general unsecured obligations and are subordinated in right of payment to all of our senior debt, including our indebtedness under the Senior Credit Facility and the Senior Secured Notes. Our payment obligations are jointly and severally guaranteed by all of our current and certain future subsidiaries. On November 15, 2000, we were unable to fund the $9.0 million interest payment and we are currently in default under the indenture governing the Senior Subordinated Notes.

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

     The Senior Secured Notes are not redeemable at our option prior to June 15, 2000. Thereafter, we may redeem some or all of the Senior Secured Notes (in multiples of $10.0 million) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest. The Senior Secured Notes are redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event we experience a change of control. Subject to certain exceptions, the Senior Secured Notes are redeemable at the option of the holders of such notes at a repurchase price of 100% of the principal amount thereof, plus accrued and unpaid interest, in the event we make certain asset sales. As a result of the bankruptcy filing, we are in default under the indenture governing the Senior Secured Notes.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                          PART II -- OTHER INFORMATION

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     On November 20, 2000, the Company filed a voluntary petition with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code. The bankruptcy case is pending in the United States Bankruptcy Court in the District of Delaware. As a consequence of the bankruptcy filing, the Company is in default of the $250 million Senior Credit Facility, dated March 31, 1998 among the Company and its senior lenders, the Indenture governing the Senior Secured Notes Indenture and the Indenture governing the Senior Subordinated Notes Indenture. The defaults have required the Company to classify the Senior Credit Facility, the Senior Secured Notes and the Senior Subordinated Notes as current debt.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of the Stockholders of the Company was held on August 14, 2000.

(b) The following directors were elected at the Annual Meeting of Stockholders:
Albert A. Cozzi, Frank J. Cozzi, Gregory P. Cozzi, Richard L. Measelle, Kenneth
A. Merlau, Andrew J. Naporano, Patrick J. Ottensmeyer, Timothy T. Orlowski, William T. Proler and James R. Thompson.

(c) Of the 57,769,536 shares entitled to vote, 47,619,793 shares were represented at the meeting by proxy or present in person. The stockholders considered the following matters:

                          PROPOSAL                            FOR          WITHHELD       AGAINST
                          --------                            ---          --------       -------
1.     Election of Directors:
       a. Albert A. Cozzi                                  45,137,039      2,482,754
       b. Frank J. Cozzi                                   45,563,434      2,056,359
       c. Gregory P. Cozzi                                 45,550,734      2,069,059
       d. Richard L. Measelle                              45,644,243      1,975,550
       e. Kenneth A. Merlau                                45,659,614      1,960,179
       f.  Andrew J. Naporano                              45,660,986      1,958,807
       g. Patrick J. Ottensmeyer                           45,671,583      1,948,210
       h. Timothy T. Orlowski                              45,662,064      1,957,729
       i.  William T. Proler                               45,654,024      1,965,769
       j.  James R. Thompson                               45,157,963      2,461,830
2.     Approval to Amend the Company's 1998 Director
         Option Plan                                       43,084,875      4,351,132      183,786
3.     Approval of PricewaterhouseCoopers LLP as the
         Company's independent accountants                 47,295,890        206,281      117,622

ITEM 5: OTHER INFORMATION

BANKRUPTCY FILING

     On November 20, 2000, Metal Management, Inc. and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The bankruptcy case is pending in the United States Bankruptcy Court in the District of Delaware.

NASDAQ DE-LISTING

     On October 3, 2000, the Company received a notice from the Nasdaq Stock Market that it has a period of 90 days, or until December 28, 2000, within which to regain compliance with the requirements for continued listing of its common stock on The Nasdaq SmallCap Market. The deficiency relates to the fact that the Company's Common Stock has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days. The letter states that failure to demonstrate compliance with this requirement for a minimum of ten consecutive trading days by December 28, 2000 will result in delisting effective January 3,

2001. The letter, in accordance with Nasdaq rules, also affords the Company an opportunity to request a hearing by December 28, 2000, in which event the delisting would be stayed pending the resolution of the hearing. On November 16, 2000, as a result of the Company's announcement of its intentions to reorganize under Chapter 11, Nasdaq suspended trading in the Company's common stock. The Company intends to address the continued listing of its Common Stock in the context of a comprehensive restructuring which it expects to pursue through a plan of re-organization in Bankruptcy Court.

RESIGNATION OF ANDREW J. NAPORANO

     On November 10, 2000, Andrew J. Naporano resigned as a member of the Board of Directors. Mr. Naporano continues in his capacity to serve as President of Metal Management Northeast.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     See Exhibit Index

(B) REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the quarter ended September 30, 2000.

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

                                          By: /s/ MICHAEL W. TRYON
                                            ------------------------------------
                                            Michael W. Tryon
                                            President and Chief
                                            Operating Officer

                                          By: /s/ ROBERT C. LARRY
                                            ------------------------------------
                                            Robert C. Larry
                                            Executive Vice President,
                                            Finance and Chief
                                            Financial Officer
                                            (Principal Financial Officer)

                                          By: /s/ AMIT N. PATEL
                                            ------------------------------------
                                            Amit N. Patel
                                            Vice President, Finance and
                                            Controller
                                            (Principal Accounting Officer)

                                          Date: November 27, 2000

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX

NUMBER AND DESCRIPTION OF EXHIBIT

 3.1  Amended and Restated Certificate of Incorporation of the
      Company, as filed with the Secretary of State of the State of Delaware on November 2, 1998 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form
      10-Q for the quarter ended September 30, 1998).
 3.2  Certificate of Designations, Preferences and Rights of
      Series C Convertible Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on November 2, 1998 (incorporated by reference to Exhibit
      3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
 3.3  Restated By-Laws of the Company, as amended through March
      31, 1999 (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the year ended
      March 31, 1999).
10.1  Lock-up Agreement, dated November 15, 2000 by and among the
      Company and certain holders of the Company's Senior Secured
      Notes and Senior Subordinated Notes.
10.2  $200,000,000 Post-Petition Credit Agreement, dated November
      20, 2000 among the Company and its subsidiaries, as Borrowers, BT Commercial Corporation, as Agent, and the financial institution partners thereto, as lenders.
27.1  Financial Data Schedule.
99.1 Financial Projections of the Company prepared in connection with the Company's proposed plan of reorganization.