Form 10-Q
period 2000-12-31
METAL MANAGEMENT INC
filed 2001-05-07
CIK 795665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 2000

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

      Registrant's telephone number, including area code: (312) 645 - 0700



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of April 10, 2001, the Registrant had 60,849,898 shares of Common Stock outstanding.

                                      INDEX

                                                                                     PAGE
                                                                                     ----
PART I:        FINANCIAL INFORMATION

ITEM 1:  Financial Statements - Unaudited

               Consolidated Balance Sheets - December 31, 2000
                      and March 31, 2000                                                1

               Consolidated Statements of Operations - three and nine months
                      ended December 31, 2000 and 1999                                  2

               Consolidated Statements of Cash Flows -  nine months
                      ended December 31, 2000 and 1999                                  3

               Consolidated Statements of Stockholders' Equity -
                      nine months ended December 31, 2000                               4

               Notes to Consolidated Financial Statements                               5

ITEM 2:  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                        12

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk                    19

PART II: OTHER INFORMATION

ITEM 3:  Defaults Upon Senior Securities                                               20

ITEM 6:  Exhibits and Reports on Form 8-K                                              20

         SIGNATURES                                                                    21

         Exhibit Index                                                                 22


PART I:  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                             METAL MANAGEMENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF NOVEMBER 20, 2000)
                           CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)



                                                               DECEMBER 31, 2000   MARCH 31, 2000
                                                               -----------------   --------------
                                    ASSETS
Current assets:
    Cash and cash equivalents                                      $   2,278           $   1,396
    Accounts receivable, net                                          77,245             155,935
    Inventories                                                       39,493              70,275
    Prepaid expenses and other assets                                 10,904               9,082
    Deferred taxes                                                         0               6,090
                                                                   ---------           ---------
          Total current assets                                       129,920             242,778

Property and equipment, net                                          157,709             165,197
Goodwill, net                                                              0             282,418
Deferred financing costs and other intangibles, net                    2,942              12,300
Deferred taxes                                                             0               2,201
Investments in joint ventures                                          2,338               3,473
Other assets                                                           2,796               2,613
                                                                   ---------           ---------
                                  TOTAL ASSETS                     $ 295,705           $ 710,980
                                                                   =========           =========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Post petition financing agreement                              $ 115,094           $       0
    Current portion of long-term debt                                 30,741               2,109
    Accounts payable                                                  25,463              76,094
    Accrued interest                                                   2,652               8,524
    Other accrued liabilities                                         10,530              15,618
                                                                   ---------           ---------
          Total current liabilities                                  184,480             102,345

Long-term liabilities:
    Long-term debt, less current portion                               1,288             382,601
    Other liabilities                                                  2,228               3,900
                                                                   ---------           ---------
          Total long-term liabilities                                  3,516             386,501

Liabilities subject to compromise (Note 8)                           232,226                   0

Stockholders' equity (deficit):
    Convertible preferred stock:
          Series B                                                       815               1,177
          Series C                                                     5,100               5,100
    Common stock                                                         609                 577
    Treasury stock, at cost                                              (67)                  0
    Warrants                                                          40,428              40,428
    Additional paid-in-capital                                       271,589             270,696
    Accumulated deficit                                             (442,991)            (95,844)
                                                                   ---------           ---------
                      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (124,517)            222,134
                                                                   ---------           ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $ 295,705           $ 710,980
                                                                   =========           =========



    The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF NOVEMBER 20, 2000)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)


                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        ----------------------    ----------------------
                                                        DECEMBER     DECEMBER      DECEMBER    DECEMBER
                                                        31, 2000     31, 1999     31, 2000     31, 1999
                                                        ---------    ---------    ---------    ---------
NET SALES                                               $ 154,780    $ 233,734    $ 610,463    $ 643,882
Cost of sales                                             149,103      205,245      563,269      565,004
                                                        ---------    ---------    ---------    ---------
Gross profit                                                5,677       28,489       47,194       78,878

OPERATING EXPENSES:
   General and administrative                              13,440       13,535       43,682       41,144
   Depreciation and amortization                            4,846        6,896       18,459       20,197
   Goodwill impairment charge (Note 3)                    280,132            0      280,132            0
   Non-cash and non-recurring expense  (Note 5)              (211)           0        2,639        5,014
                                                        ---------    ---------    ---------    ---------
Total operating expenses                                  298,207       20,431      344,912       66,355
                                                        ---------    ---------    ---------    ---------
Operating income (loss) from continuing operations       (292,530)       8,058     (297,718)      12,523

OTHER INCOME (EXPENSE):
   Income (loss) from joint ventures                         (927)         100       (1,576)          69
   Interest expense                                         7,850        9,834       28,853       27,828
   Interest and other income, net                              54           (3)         256          359
                                                        ---------    ---------    ---------    ---------

Loss from continuing operations before reorganization
   costs and income taxes                                (301,253)      (1,679)    (327,891)     (14,877)
Reorganization costs (Note 1)                              10,670            0       10,670            0
                                                        ---------    ---------    ---------    ---------

Loss from continuing operations before income taxes      (311,923)      (1,679)    (338,561)     (14,877)
Provision (benefit) for income taxes                            0          (91)       8,291       (4,285)
                                                        ---------    ---------    ---------    ---------
Loss from continuing operations                          (311,923)      (1,588)    (346,852)     (10,592)

Gain on sale of discontinued operations, net of taxes           0           14            0           41
                                                        ---------    ---------    ---------    ---------
NET LOSS                                                 (311,923)      (1,574)    (346,852)     (10,551)
Premium paid on redemption of preferred stock                   0            0            0          616
Preferred stock dividends                                      62          183          295          642
                                                        ---------    ---------    ---------    ---------
NET LOSS APPLICABLE TO COMMON STOCK                     $(311,985)   $  (1,757)   $(347,147)   $ (11,809)
                                                        =========    =========    =========    =========

  Basic and diluted loss per share                      $   (5.20)   $   (0.03)   $   (5.93)   $   (0.22)
                                                        =========    =========    =========    =========

Shares used in computation of basic and diluted loss       60,021       54,215       58,569       53,350
  per share


    The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF NOVEMBER 20, 2000)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                               NINE MONTHS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                  2000                 1999
                                                               ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                            $(346,852)           $ (10,592)
Adjustments to reconcile net loss from continuing
  operations to cash flows from operating activities:
        Depreciation and amortization                             18,459               20,197
        Deferred income taxes                                      8,291               (4,257)
        Amortization of debt issuance costs and bond discount      2,402                2,543
        Goodwill impairment charge                               280,132                    0
        Non-cash and non-recurring expense                         2,639                  211
        Non-cash reorganization expenses                           9,044                    0
        Provision for bad debt                                     5,006                1,095
        Other                                                      1,854                  886
Changes in assets and liabilities:
        Accounts and notes receivable                             74,134              (37,878)
        Inventories                                               30,782               (4,241)
        Accounts payable                                         (16,278)               7,347
        Other                                                     (1,646)              (5,398)
                                                               ---------            ---------
Cash flows provided by (used in) operating activities             67,967              (30,087)

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchases of property and equipment                           (8,812)              (7,042)
    Proceeds from sale of property and equipment                   1,111                2,008
    Acquisitions, net of cash acquired                                 0               (4,542)
    Other                                                           (124)               1,316
                                                               ---------            ---------
Net cash used in investing activities                             (7,825)              (8,260)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Issuances of long-term debt                                  638,492              772,312
    Repayments of long-term debt                                (808,631)            (730,173)
    Net borrowings from DIP Agreement                            115,094                    0
    Fees paid to issue long-term debt                             (4,148)              (2,356)
    Redemption of convertible preferred stock                          0               (3,078)
    Repurchase of common stock                                       (67)                   0
                                                               ---------            ---------
Net cash provided by (used in) financing activities              (59,260)              36,705
                                                               ---------            ---------

Net increase (decrease) in cash and cash equivalents                 882               (1,642)
Cash and cash equivalents at beginning of period                   1,396                2,482
                                                               ---------            ---------

Cash and cash equivalents at end of period                     $   2,278            $     840
                                                               =========            =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                  $  23,066            $  30,771



    The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF NOVEMBER 20, 2000)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (unaudited, in thousands, except shares)


                                 PREFERRED STOCK          COMMON STOCK
                                                        NUMBER                                   ADDITIONAL
                                                          OF                TREASURY              PAID-IN-   ACCUMULATED
                                SERIES B   SERIES C     SHARES     AMOUNT    STOCK    WARRANTS     CAPITAL     DEFICIT      TOTAL
                                --------   --------   ----------   ------   --------  --------   ----------  -----------  ---------
BALANCE AT MARCH 31, 2000       $ 1,177     $ 5,100   57,711,427   $ 577    $   0     $ 40,428   $ 270,696   $ (95,844)   $ 222,134

Conversion of preferred stock      (390)          0    1,667,769      17        0            0         379           0            6

Preferred stock dividends            28           0    1,442,284      14        0            0         399        (295)         146

Repurchase of common stock            0           0      (50,000)      0      (67)           0           0           0          (67)

Other                                 0           0       78,418       1        0            0         115           0          116

Net loss                              0           0            0       0        0            0           0    (346,852)    (346,852)
                                -------     -------   ----------   -----    -----     --------   ---------   ---------    ---------
BALANCE AT DECEMBER 31, 2000    $   815     $ 5,100   60,849,898   $ 609    $ (67)    $ 40,428   $ 271,589   $(442,991)   $(124,517)
                                =======     =======   ==========   =====    =====     ========   =========   =========    =========


    The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                 (DEBTOR-IN-POSSESSION AS OF NOVEMBER 20, 2000)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1 - REORGANIZATION UNDER CHAPTER 11

     On November 20, 2000 (the "Petition Date"), Metal Management, Inc. and its subsidiaries (collectively, the "Company") filed voluntary petitions (Case Nos. 00-4303 - 00-4331 (SLR)) for relief under Chapter 11 of the U.S. Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company is operating its business as a debtor-in-possession. These bankruptcy proceedings are referred to as the "Chapter 11 Bankruptcy" herein. The voluntary petitions filed by the Company and all of its subsidiaries in the Chapter 11 Bankruptcy have been consolidated for administrative purposes. The bankruptcy filing resulted from a sequence of events stemming primarily from significant operating losses and decreased liquidity experienced during fiscal 2001, which culminated in the Company's inability to make a $9 million interest payment on its Senior Subordinated Notes (defined below) on November 15, 2000. The Company's poor operating results and the resulting decrease in liquidity are primarily due to unprecedented cycles of declines in prices and demand for scrap metals exacerbated by high levels of fixed costs associated with the Company's leveraged capital structure.

     In connection with the Chapter 11 Bankruptcy, the Company is required to report in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") for financial statements for the periods beginning after November 20, 2000. Following the approval of the proposed plan of reorganization, SOP 90-7 will require that the Company adopt "fresh start" accounting resulting in recording assets and liabilities at fair value. The application of fresh start accounting could result in adjustments to the recorded historical cost basis of fixed assets and other assets and liabilities.

     The bankruptcy filing was made as a first step in the implementation of a prenegotiated arrangement among the Company, its senior lenders, and the holders of the Senior Secured Notes and Senior Subordinated Notes, to restructure its debt (hereinafter referred to as the "Proposed Restructuring"). Pursuant to the terms of the Proposed Restructuring, it is contemplated that the holders of the Senior Subordinated Notes (and certain other creditors) are expected to receive 99% of the common stock of the restructured company in exchange for the cancellation of such debt. The remaining 1% of the restructured company would be distributed to existing and preferred stockholders. In addition, existing stockholders would be issued, upon consummation of the Proposed Restructuring, warrants to purchase up to 7.5% of the restructured company based on certain levels of recovery by the Company's noteholders. In connection with the Proposed Restructuring, the Company's senior lenders agreed to provide a $200 million debtor-in-possession financing (the "DIP Agreement") providing $20 million of initial incremental borrowing capacity (see Note 4). The DIP Agreement was approved by the Bankruptcy Court on November 21, 2000. Proceeds from the DIP Agreement were used to repay amounts outstanding under the Senior Credit Facility. On May 4, 2001, the Bankruptcy Court approved for mailing the disclosure statement including balloting procedures. The Company expects to emerge from Chapter 11 Bankruptcy during June 2001.

     The consolidated financial statements include adjustments and reclassifications to reflect liabilities as "Liabilities Subject to Compromise" under the Chapter 11 Bankruptcy. Certain pre-petition liabilities have been approved for payment by the Bankruptcy Court, such as employee wages and benefits, and specified pre-petition obligations to vendors, customers and taxing authorities. Generally, actions to enforce or otherwise affect repayment of all pre-chapter 11 liabilities other than those specifically approved by the Bankruptcy Court, are stayed while the Company continues its business operations as a debtor-in-possession.

     Schedules were filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the Petition Date as reflected in the Company's accounting records. Differences between the amounts reflected in such schedules and claims filed by creditors will be investigated and may be either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable. During January 2001, the Office of the United States Trustee for the District of Delaware (the "U.S. Trustee") appointed an Official Committee of Unsecured Creditors.

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

     As a result of the Chapter 11 Bankruptcy, no principal or interest payments will be made on unsecured pre-petition debt including but not limited to the Company's 10% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") and the Company's 12 3/4% Senior Secured Notes due 2004 (the "Senior Secured Notes"). Interest will continue to be accrued on the Senior Secured Notes. Payments may be required to be made on other secured pre-petition debt subject to Bankruptcy Court approval. Additionally, after the Petition Date, the Company cannot declare dividends on its Series B and Series C Convertible Preferred Stock (collectively, the "Preferred Stock").

     Reorganization costs are directly associated with the Chapter 11 Bankruptcy reorganization proceedings. Reorganization costs for the period November 20, 2000 through December 31, 2000 are as follows (in thousands):

     Professional Fees                              $  1,574
     Write-off of deferred financing costs             9,044
     Other                                                52
                                                    --------
                                                    $ 10,670
                                                    ========

     The Company wrote-off $9.0 million of deferred financing costs related to the Senior Credit Facility and the Senior Subordinated Notes. These amounts were written-off as the Senior Credit Facility was terminated and replaced with the DIP Agreement and the Proposed Restructuring contemplates all the Senior Subordinated Notes to be exchanged into common stock.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

     The Company's accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and assuming the Company will continue as a going concern, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the normal course of business. As a result of the Company's recurring losses, the Chapter 11 Bankruptcy and circumstances relating to this event, including the Company's debt structure and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company's business as a going concern is contingent upon, among other things, the ability to (1) formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, (2) achieve satisfactory levels of future profitable operations, (3) maintain adequate financing, and (4) generate sufficient cash from operations to meet future obligations.

     The March 31, 2000 balance sheet information has been derived from the Company's audited financial statements. All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial data for the three and nine months ended December 31, 2000 and December 31, 1999 is unaudited; however, in the opinion of management, the interim data, subject to the qualifications described above related to application of accounting principles in connection with a Chapter 11 Bankruptcy, includes all material adjustments (which include only normal recurring adjustments) necessary for a fair statement of the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

NOTE 3 - CHANGE IN ACCOUNTING POLICY

     During the third quarter of fiscal 2001, the Company changed its method of accounting for assessing whether an impairment exists in the recorded amount of acquired business unit goodwill and other intangible assets, from an undiscounted cash flow method to a fair value method. Under its previous accounting method, this determination was made whenever events or circumstances indicated that expected undiscounted future cash flows were less than the recorded investment amounts of acquired businesses, including business unit goodwill and other intangible assets. Under the fair value method, the determination of whether an impairment exists will be made whenever events or circumstances indicate that the fair value of investments in acquired businesses, including business unit goodwill and other intangibles, are less than the recorded amount. Any impairment will be measured by comparing the recorded amount of investments in acquired businesses, including business unit goodwill and other intangibles, to the fair value. Fair value is determined on the basis of appraised market values, or in the absence of appraised market values, on the basis of discounted cash flows.

     The Company believes that changes in the markets for its products, characterized by the unchecked imports of foreign steel and scrap metals, has had an adverse and permanent effect on its consolidation strategy. Under these circumstances, the Company believes the fair value method is preferable for evaluating the recorded amount of its acquired business unit goodwill and other intangibles. In addition, in connection with Company's bankruptcy proceedings, estimates of the reorganization value of the Company prepared by independent valuation experts indicate that acquired business unit fair values are significantly below the recorded amount of the Company's investments in its business unit assets.

     The change in method of accounting for assessing whether an impairment exists in the recorded amount of acquired business unit goodwill and other intangible assets is considered a change in accounting inseparable from a change in estimate. The effects of the change in accounting are applied on a prospective basis as of October 1, 2000. As a result of applying the new accounting policy, the Company recorded a goodwill impairment charge of $280.1 million in the quarter ended December 31, 2000 representing the entire amount of unamortized business unit goodwill and other intangibles at October 1, 2000.

NOTE 4 - POST PETITION FINANCING AGREEMENT

     In connection with the Chapter 11 Bankruptcy, the Company entered into a $200 million Post-Petition Financing Agreement (the "DIP Agreement") by and among BT Commercial Corporation, as Agent for the lenders, and the Company, that establishes a lending arrangement for the Company under certain conditions while in bankruptcy. The Bankruptcy Court granted final approval on the DIP Agreement on November 21, 2000. The DIP Agreement expires on the earlier of June 30, 2001 or the date the Bankruptcy Court confirms a plan of reorganization. The DIP Agreement contains covenants and conditions that govern the loans to the Company. Loans under the DIP Agreement are available to fund working capital needs and general corporate purposes. Borrowings under the DIP Agreement are limited by the amount of eligible collateral based upon a formula applied to the Company's accounts receivable and inventory. The DIP Agreement is secured by substantially all the assets of the Company. Proceeds from the DIP Agreement were used to repay amounts outstanding under the Senior Credit Facility.

     Pursuant to the DIP Agreement, the Company was required to generate a minimum EBITDA of $2.5 million for the three months ended December 31, 2000. The Company obtained waivers from its lenders under the DIP Agreement as a result of its failure to satisfy these covenants.

     In connection with obtaining the waivers, the Company and its lenders under the DIP Agreement executed an amendment to the DIP Agreement which establishes minimum month-end availability tests of $7.5 million and reset the minimum EBITDA target for the three months ended March 31, 2001 to $8.0 million. In light of market conditions, the Company will not likely achieve this result. As a result, the Company's senior lenders will have to waive or otherwise amend the DIP Agreement. Although it is not certain that waivers or amendments will be provided by the Company's lenders, the Company expects to receive the necessary waivers.

     The DIP Agreement also restricts the Company's ability to make capital expenditures. Capital expenditures are not to exceed $3.75 million from the filing of the Chapter 11 Bankruptcy through March 31, 2001 and $750,000 per month thereafter. The DIP Agreement requires the Company to make monthly interest payments on outstanding loan balances at the prime rate (as specified by Deutsche Bank AG, New York Branch) plus 150 basis points on the first day of each month. In addition, the DIP Agreement provides for the Company to pay an unused monthly commitment fee of .375% on the undrawn portion of the facility.

NOTE 5 - NON-CASH AND NON-RECURRING EXPENSES

     During the nine months ended December 31, 2000, the Company recorded the following non-cash and non-recurring expenses and related reserve activity (in thousands).


                              SEVERANCE,
                              FACILITY     MERGER
                              CLOSURE &    RELATED       ASSET
                                OTHER       COSTS     IMPAIRMENT      TOTAL
                              ---------    -------    ----------     -------
Balance at March 31, 2000      $   808     $   413     $     0       $ 1,221
Charge to income                     0           0       2,639         2,639
Cash payments                     (583)        (38)          0          (621)
Non-cash application                 0           0      (2,639)       (2,639)
                               -------     -------     -------       -------
Balance at December 31, 2000   $   225     $   375     $     0       $   600
                               =======     =======     =======       =======

     The Company believes the reserves at December 31, 2000 are adequate for the remaining obligations associated with these activities. Reserves of approximately $450,000 have been classified as subject to compromise (see Note
8).

Fiscal 2001

     During the three months ended September 30, 2000, the Company recognized $0.2 million of bankruptcy costs as a non-cash and non-recurring expense. In the current period, these costs were reclassified as reorganization costs, resulting in the non-cash and non-recurring income during the three months ended December 31, 2000.

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

Fiscal 2000

     During the nine months ended December 31, 1999, the Company recorded non-cash and non-recurring expenses of $5.0 million consisting of the following (in thousands):

                                                   NINE MONTHS
                                                  ENDED 12/31/99
                                                  --------------
            Severance and other benefits              $  4,701
            Other                                          313
                                                      --------
                                                      $  5,014
                                                      ========

Severance and other benefits

     Effective July 15, 1999, T. Benjamin Jennings resigned as the Company's Chairman of the Board and Chief Executive Officer, as a director of the Company, and as an officer and director of all of the Company's subsidiaries for which he served in such capacities. In connection with his resignation, the Company entered into a settlement agreement and general release with Mr. Jennings (the "Jennings Settlement Agreement"). Mr. Jennings' employment agreement was terminated and superseded by the terms of the Jennings Settlement Agreement. Pursuant to the terms of the Jennings Settlement Agreement, Mr. Jennings received approximately $2.1 million in a lump-sum cash payment from the Company, and the continuation of health, dental and life insurance and certain other benefits as set forth in the Jennings Settlement Agreement. In accordance with the Jennings Settlement Agreement, on January 2, 2000, the Company also relinquished its rights to an outstanding $500,000 loan previously advanced to Mr. Jennings, plus accrued interest thereon. In addition, Mr. Jennings agreed to release, waive and renounce his interest under and pursuant to the amended and restated stockholders' agreement, dated

February 12, 1999. The Company and Mr. Jennings agreed to mutual general releases from any and all liabilities arising out of any matter or event occurring on or prior to the date of the Jennings Settlement Agreement.

     Effective August 1, 1999, George A. Isaac, III resigned as the Company's Executive Vice President and as an officer and director of all of the Company's subsidiaries for which he served in such capacities. In connection with his resignation, Mr. Isaac invoked what he believed to be a contractual entitlement to certain "change of control" provisions included in his employment agreement with the Company which were triggered by the resignation of Gerard M. Jacobs, the Company's former Chief Executive Officer. In connection with his resignation and the invocation of the "change of control" provisions of his employment agreement, the Company entered into a settlement agreement and general release with Mr. Isaac (the "Isaac Settlement Agreement"). Mr. Isaac's employment agreement was terminated and superseded by the terms of the Isaac Settlement Agreement. Pursuant to the terms of the Isaac Settlement Agreement, Mr. Isaac received cash payments of approximately $1.2 million, and the continuation of health, dental and life insurance plans through June 23, 2002. The Company and Mr. Isaac agreed to mutual general releases from any and all liabilities arising out of any matter or event occurring on or prior to the date of the Isaac Settlement Agreement.

     During the three months ended September 30, 1999, the Company also incurred severance and other termination benefits relating to twelve employees totaling $0.5 million as a result of consolidation and integration of its various businesses.

NOTE 6 - INVENTORIES

     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following categories (in thousands):

                              DECEMBER 31, 2000     MARCH 31, 2000
                              -----------------     --------------
Ferrous metals                   $  18,246             $   38,344
Non-ferrous metals                  20,240                 28,069
Other                                1,007                  3,862
                                 ---------             ----------
                                 $  39,493             $   70,275
                                 =========             ==========

NOTE 7 - DEBT NOT CLASSIFIED AS SUBJECT TO COMPROMISE

     Long-term debt not subject to compromise consisted of the following (in thousands):


                                   DECEMBER 31, 2000    MARCH 31, 2000
                                   -----------------    --------------
Senior Credit Facility               $       0              $ 170,590
12 3/4% Senior Secured Notes            27,724                 27,372
10% Senior Subordinated Notes                0                180,000
Other debt                               4,305                  6,748
                                     ---------              ---------
                                        32,029                384,710
Less: current portion                  (30,741)                (2,109)
                                     ---------              ---------
                                     $   1,288              $ 382,601
                                     =========              =========


     As a consequence of the Chapter 11 Bankruptcy, the Company was in default of the $250 million Senior Credit Facility, dated March 31, 1998 (as amended, the "Senior Credit Facility") among the Company and its senior lenders, the Indenture governing the Senior Secured Notes (the "Senior Secured Notes Indenture") and the Indenture governing the Senior Subordinated Notes (the "Senior Subordinated Notes Indenture").

     On May 7, 1999, the Company issued $30.0 million principal amount of 12 3/4% Senior Secured Notes due on June 15, 2004. Interest on the Senior Secured Notes is payable semi-annually. The Senior Secured Notes were issued at 90% of their principal amount and are redeemable by the Company, in whole or in part, at 100% of their principal amount at any time after June 15, 2000. A second priority lien on substantially all of the Company's personal property, plant (to the extent it constitutes fixtures) and equipment has been pledged as collateral against the Senior Secured Notes. The Senior Secured Notes are senior obligations of the Company, ranking equally with all of its existing and future unsubordinated debt, including indebtedness under the Senior Credit Facility, and senior to all of its existing and future subordinated debt, including the Senior Subordinated Notes. The Company's payment obligation is jointly and severally guaranteed by the Company's current and future subsidiaries. The Company received net proceeds of approximately $25.5 million, after the 10% original issue discount and transaction fees and expenses. The default under the Senior Secured Notes Indenture has required the Company to classify the Senior Secured Notes as current obligations. The December 15, 2000 semi-annual interest payment was not made as a result of the Chapter 11 Bankruptcy nor will periodic interest payments be paid during the pendency of the Chapter 11 Bankruptcy.

     Amounts outstanding at the Petition Date under debt instruments including, but not limited to, the Senior Subordinated Notes are classified as liabilities subject to compromise until a plan of reorganization is approved and implemented (See Note 8).

     Certain provisions of the Bankruptcy Code may relieve the Company from its obligation to pay interest after the Petition Date. In accordance with SOP 90-7, interest on secured claims will be accrued only to the extent that the value of the underlying collateral exceeds the principal amount of the secured claim. Interest on unsecured claims is not being accrued as it is unlikely such interest would be paid in the plan of reorganization.

NOTE 8 - LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 Bankruptcy. These liabilities consist primarily of amounts outstanding for accounts payable, other accrued expenses and obligations under unsecured debt arrangements. These amounts represent management's best estimate of known or potential claims to be resolved in connection with the Chapter 11 Bankruptcy. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims or other events. The terms for the satisfaction of these claims will be established in connection with the Chapter 11 Bankruptcy. Additional claims may arise from the rejection of executory contracts and unexpired leases by the Debtors.

     A summary of the principal categories of claims classified as liabilities subject to compromise at December 31, 2000 are as follows (in thousands):


                Accounts payable                     $   34,352
                Accrued interest                          9,257
                Accrued expenses                          5,722
                10% Senior Subordinated Notes           180,000
                Other debt                                2,895
                                                     ----------
                                                     $  232,226
                                                     ==========

     Accounts payable includes $18.5 million of amounts owed to critical vendors, the repayment of which was authorized in a first day motion of the Bankruptcy Court. To date, the Company has made approximately $26 million of payments on account of critical vendor pre-petition claims.

     On May 13, 1998, the Company issued $180.0 million, 10% Senior Subordinated Notes due on May 15, 2008 and received net proceeds of $174.6 million. Interest on the Senior Subordinated Notes is payable semi-annually. The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated in right to payment to all senior debt of the Company, including the indebtedness of the Company under the Senior Credit Facility and the Senior Secured Notes. The Company's payment obligations are jointly and severally guaranteed by the Company's current and certain future subsidiaries. The Senior Subordinated Notes are redeemable at the Company's option at specified redemption prices and redemption events. On November 15, 2000, the Company failed to make a $9 million interest payment on the Senior Subordinated Notes due to insufficient availability remaining under its Senior Credit Facility. The Company's inability to make this interest payment precipitated the filing by the Company of its voluntary petition under Chapter 11 of the Bankruptcy Code.

     In accordance with SOP 90-7, the Company has not accrued interest on its unsecured debt of $182.6 million after the Petition Date, as it is unlikely such interest would be paid in a plan of reorganization. The amount of interest which was not accrued during the period was approximately $2 million.

NOTE  9 - INCOME TAXES

     As a result of the uncertainties surrounding the Chapter 11 Bankruptcy, the Company recorded a charge of $8.3 million during the nine months ended December 31, 2000 to fully reserve for its net deferred tax assets.

NOTE  10 - RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the FASB in June 1998 and is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective April 1, 2001. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company has reviewed the provisions of SFAS No. 133 and does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

NOTE 11 - LOSS PER COMMON SHARE

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


                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                              DECEMBER 31,             DECEMBER 31,
                                                         ----------------------    ----------------------
                                                            2000         1999         2000         1999
                                                         ---------    ---------    ---------    ---------
LOSS (NUMERATOR):
Net loss                                                 $(311,923)   $  (1,588)   $(346,852)   $ (10,592)
Premium paid on redemption of preferred stock                    0            0            0         (616)
Dividends on convertible preferred stock                       (62)        (183)        (295)        (642)
                                                         ---------    ---------    ---------    ---------
Net loss applicable to Common  Stock                     $(311,985)   $  (1,771)   $(347,147)   $ (11,850)
                                                         =========    =========    =========    =========

SHARES (DENOMINATOR):
Weighted average number of shares outstanding during
the period                                                  60,021       54,215       58,569       53,350
Incremental common shares attributable to dilutive
stock options and warrants                                       0            0            0            0
                                                         ---------    ---------    ---------    ---------
Diluted number of shares outstanding during the period      60,021       54,215       58,569       53,350
                                                         =========    =========    =========    =========

Basic loss per common share                              $   (5.20)   $   (0.03)   $   (5.93)   $   (0.22)
                                                         =========    =========    =========    =========
Diluted loss per common share                            $   (5.20)   $   (0.03)   $   (5.93)   $   (0.22)
                                                         =========    =========    =========    =========


     The effect of dilutive stock options and warrants were not included as their effect would have been anti-dilutive for both periods presented. Also, the potentially dilutive effect of the Company's convertible preferred stock were not used in the diluted earnings per share calculation as its effect was also anti-dilutive.

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metal Management, Inc. (herein, "Metal Management," the "Company," "we," "us" or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under "Investment Considerations" appearing in our Annual Report on Form 10-K for the year ended March 31, 2000, as the same may be amended from time to time. In addition, additional forward looking statements as a result of the Chapter 11 bankruptcy included herein are subject to our ability to successfully develop, obtain approval for, and implement a plan of reorganization under Chapter 11 of the Bankruptcy Code.

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

GENERAL

     We are one of the largest full-service metals recyclers in the United States. We have a leadership position in many major metropolitan markets, including Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix and Pittsburgh. Through an equity ownership position in Southern Recycling, L.L.C. ("Southern Recycling"), the largest scrap metals recycler in the Gulf Coast region, we have a leading share of this strategically important market. We also hold leading market positions in several important product segments, including stainless steel, copper and aluminum generated from electric utility applications and titanium and other high-temperature nickel alloys generated by the aerospace industry.

     We have achieved a leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. Since April 1996, we have completed 27 acquisitions and, in the process, added approximately $900 million in revenues, based on our results of operations for fiscal 2000. In making acquisitions, we have focused on major metropolitan markets where prime industrial and obsolete scrap (automobiles, appliances and industrial equipment) is readily available and from where we believe we can better serve our customer base. In pursuing this strategy, we have sought to acquire regional platform companies with strong operational management and a history of successful financial performance to serve as platforms into which subsequent acquisitions can be integrated. We believe that through consolidation, we will be able to enhance the competitive position and profitability of the operations we acquire because of broader distribution channels, improved managerial and financial resources, greater purchasing power and increased economies of scale.

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

     On December 28, 2000, our common stock was delisted from the The Nasdaq SmallCap Market for failing to meet listing standards as required by Nasdaq rules. Our common stock currently trades on the over-the-counter bulletin board under the symbol MTLME.OB.

CHAPTER 11 BANKRUPTCY

     On November 20, 2000, (the "Petition Date"), we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filings (the "Chapter 11 Bankruptcy") were made in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). We are operating our businesses as a debtors-in-possession under supervision of the Bankruptcy Court.

     Subsequent to the commencement of the Chapter 11 Bankruptcy, we sought and obtained several orders from the Bankruptcy Court which were intended to stabilize our business and enable us to continue business operations as debtors-in-possession. The most significant of these orders (i) authorized us to borrow funds under a $200 million debtor-in-possession credit facility, (ii) permitted us to operate our consolidated cash management system during the Chapter 11 Bankruptcy in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Bankruptcy, (iii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses, and (iv) authorized us to pay up to $40 million of pre-petition obligations to critical vendors who provide us with scrap metals, so that we could maintain the operation of our businesses.

     During January 2001, a statutory committee of unsecured creditors (the "Creditors' Committee") was appointed by the Office of the United States Trustee to represent the interests of our unsecured creditors in the Chapter 11 Bankruptcy. The Creditors' Committee has the right to review and object to certain business transactions and may participate in the formulation of our long-term business plan and a plan or plans of reorganization. We are required to reimburse certain fees and expenses of the Creditors' Committee, including fees for attorneys and other professionals, to the extent allowed by the Bankruptcy Court.

     As debtors-in possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the Chapter 11 Bankruptcy. We are reviewing all of our contracts and, at this time, cannot estimate the ultimate liability that may result from rejecting executory contracts and unexpired leases. No provisions have yet been made for these items.

     The bankruptcy filing was made as a first step in the implementation of a prenegotiated arrangement among us, our senior lenders, and the holders of our Senior Secured Notes and Senior Subordinated Notes to restructure our debt (hereinafter referred to as the "Proposed Restructuring"). Pursuant to the terms of the Proposed Restructuring, it is contemplated that the holders of our Senior Subordinated Notes (and certain other creditors) are expected to receive 99% of the common stock of the restructured company in exchange for the cancellation of such debt. The remaining 1% of the restructured company would be distributed to our existing and preferred stockholders. In addition, existing stockholders would be issued, upon consummation of the Proposed Restructuring, warrants to purchase up to 7.5% of the restructured company based on certain levels of recovery by our noteholders. In connection with the Proposed Restructuring, our senior lenders agreed to provide us with a $200 million debtor-in-possession financing (the "DIP Agreement") providing $20 million of initial incremental borrowing capacity. The DIP Agreement was approved by the Bankruptcy Court on November 21, 2000. The terms of the DIP Agreement are discussed elsewhere in this report.

     After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, is sent to impaired creditors and equity security holders who are entitled to vote. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. On May 4, 2001, Metal Management's disclosure statement was approved by the Bankruptcy Court and will be mailed to creditors during the week of May 14, 2001. If approved, the confirmation hearing on the plan of reorganization will take place during the month of June 2001.

      Since the Petition Date, we have continued to conduct business in the ordinary course as debtors-in-possession under the protection of the Bankruptcy Court. Our management is in the process of stabilizing our business and evaluating our operations before seeking approval by the Bankruptcy Court of the adequacy of the disclosures made in our Proposed Plan of Reorganization for circulation to our creditors. Until a reorganization plan is confirmed by the Bankruptcy Court, payments of prepetition liabilities are limited to those approved by the Bankruptcy Court.

     In the Chapter 11 Bankruptcy, we may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expense resulting from the Chapter 11 Bankruptcy will unfavorably affect our results. Moreover, future results may be adversely affected by other claims and factors resulting from the Chapter 11 Bankruptcy.

RESULTS OF OPERATIONS

     Our consolidated net sales consist primarily of revenues derived from the sale and brokerage of scrap metals. We recognize revenues from processed product sales at the time of shipment. Revenues related to brokerage sales are recognized upon receipt of the material by the customer. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are recorded against revenues.

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

     Reorganization expenses consists of expenses incurred as a result of the Chapter 11 Bankruptcy including professional fees, fees paid to the United States Trustee's office, and the write-off of deferred financing costs.

     Our results of operations for the nine months ended December 31, 2000 were negatively impacted by the adverse market conditions prevalent in the steel and scrap metals sectors during the year. These market conditions were characterized by weak demand for scrap metals combined with an abundant supply causing prices for scrap metals to decline precipitously. This decline resulted in part from the increase in scrap imports flowing into the United States. During this period of adverse market conditions, our sales were significantly lower than expected. Accordingly, we were unable to implement our strategy of maximizing inventory turns, resulting in significant losses associated with holding commodity inventories during declining markets. Weak markets conditions in the steel sector has also led to bankruptcy filings by certain of our customers including, but not limited to, LTV Steel and Northwestern Steel and Wire Company. Bankruptcies of steel customers resulted in credit losses of $4.3 million during the three months ended December 31, 2000.

     Consolidated net sales for the three months ended December 31, 2000 and 1999 in broad product categories were as follows (in thousands):


                                                 12/31/00                                      12/31/99
                                     -----------------------------------        -----------------------------------
COMMODITY                            WEIGHT        NET SALES         %           WEIGHT        NET SALES         %
---------                            ------        ---------       -----         ------        ---------       ----
Ferrous metals (tons)                    923       $    85,589      55.3            1,143       $ 130,717      55.9
Non-ferrous metals (lbs)             110,154            57,213      37.0          133,175          70,538      30.2
Brokerage - ferrous (tons)                46             4,510       2.9              199          21,147       9.0
Brokerage - non ferrous (lbs)          7,400             3,482       2.2           15,503           6,036       2.6
Other                                                    3,986       2.6                            5,296       2.3
                                                   -----------      ----                        ---------      ----
                                                   $   154,780       100%                       $  233,734      100%
                                                   ===========      ====                        ==========     ====

     Consolidated net sales for the nine months ended December 31, 2000 and 1999 in broad product categories were as follows (in thousands):


                                                 12/31/00                                      12/31/99
                                     -----------------------------------        -----------------------------------
COMMODITY                            WEIGHT        NET SALES         %           WEIGHT        NET SALES         %
---------                            ------        ---------       -----         ------        ---------       ----
Ferrous metals (tons)                  3,197       $   335,396      54.9            3,194      $  343,802      53.4
Non-ferrous metals (lbs)             406,956           218,944      35.9          405,535         196,106      30.5
Brokerage - ferrous (tons)               260            27,899       4.6              767          74,461      11.6
Brokerage - non ferrous (lbs)         31,914            14,700       2.4           48,580          14,381       2.2
Other                                                   13,524       2.2                           15,132       2.3
                                                   -----------      ----                       ----------      ----
                                                   $   610,463       100%                      $  643,882       100%
                                                   ===========      ====                       ==========      ====


     Consolidated net sales decreased by $78.9 million (33.8%) to $154.8 million during the three months ended December 31, 2000 from consolidated net sales of $233.7 million during the three months ended December 31, 1999. The decrease in consolidated net sales was primarily due to lower volumes and lower average realized sales prices. During the nine months ended December 31, 2000, consolidated net sales decreased by $33.4 million (5.2%) to $610.5 million from consolidated net sales of $643.9 million during the nine months ended December 31, 1999. The decrease was principally due to lower volume of brokered ferrous metals, offset by higher non-ferrous sales.

     Ferrous sales decreased by $45.1 million (34.5%) and $8.4 million (2.4%) during the three and nine months ended December 31, 2000, respectively, compared to ferrous sales in the three and nine months ended December 31, 1999. During the current fiscal year, our revenues were impacted by deteriorating conditions in the scrap metals and steel industries which resulted in lower demand for ferrous metals and lower average realized sales prices. Ferrous sales were also reduced by $3.5 million of sales adjustments recorded as a result of bankruptcy filings by two domestic steel companies.

     Non-ferrous sales decreased by $13.3 million (18.9%) during the three months ended December 31, 2000 compared to the three months ended December 31, 1999. The decrease is primarily due to unit sales declining by 23 million pounds. However, non-ferrous sales for the nine months ended December 31, 2000 are $22.8 million higher than non-ferrous sales for the nine months ended December 31, 1999. The increase was due to higher volumes and average realized selling prices during the first two quarters of the current fiscal year. Our average selling price for the non-ferrous product category is impacted by market conditions and the product mix of non-ferrous metals sold. The majority of our non-ferrous sales are derived from copper, aluminum and stainless steel.

     Brokerage ferrous sales decreased by $16.6 million (78.7%) and $46.6 million (62.5%) during the three and nine months ended December 31, 2000, respectively, compared to brokerage ferrous sales in the three and nine months ended December 31, 1999. The decrease was primarily due to a contraction in our brokerage business resulting from credit concerns of our brokerage customers.

     Brokerage non-ferrous sales decreased by $2.6 million (42.3%) and increased $0.3 million (2.2%) during the three and nine months ended December 31, 2000, respectively, compared to brokerage non-ferrous sales during the three and nine months ended December 31, 1999. Pounds of non-ferrous metals brokered decreased during both periods, however, average realized selling prices increased due to the brokering of higher-priced non-ferrous metals.

     Gross profit was $5.7 million and $47.2 million for the three and nine months ended December 31, 2000, respectively, compared to gross profit of $28.5 million and $78.9 million for the three and nine months ended December 31, 1999, respectively. The decrease in consolidated gross profit reflects lower sales, increased operating costs compared with the prior year periods and weakening market conditions for scrap metals. The decreases in scrap metals prices also resulted in inventory holding losses being incurred in the three and nine month periods ended December 31, 2000, further reducing gross margins.

     General and administrative expenses were $13.4 million and $43.7 million for the three and nine months ended December 31, 2000, respectively, compared to general and administrative expenses of $13.5 million and $41.1 million for the three and nine months ended December 31, 1999, respectively. The increase in general and administrative expenses in the nine months ended December 31, 2000 is principally the result of increased labor and related benefit costs compared with the prior year periods. We have taken actions to reduce personnel related costs in recent months and expect to see benefit of these cost reductions in subsequent periods.

     Depreciation and amortization expense was $4.8 million and $18.5 million for the three and nine months ended December 31, 2000, respectively, compared to depreciation and amortization expense of $6.9 million and $20.2 million for the three and nine months ended December 31, 1999, respectively. The decrease in depreciation and amortization expense for both periods is a result of the goodwill impairment charge recorded as of October 1, 2000 which results in the elimination of goodwill amortization expense for periods after October 1, 2000.

     As of October 1, 2000, we changed our method of accounting for assessing whether an impairment exists in the recorded amount of acquired business unit goodwill and other intangible assets from an undiscounted cash flow method to a fair value method. As a result of applying the fair value method, we recorded a goodwill impairment charge of $280.1 million during the three months ended December 31, 2000 (see Note 3 to the condensed consolidated financial statements).

     Non-cash and non-recurring expense (income) were $(0.2) million and $2.6 million for the three and nine months ended December 31, 2000, respectively. Non-cash and non-recurring income of $(0.2) million relates to the reclassification of bankruptcy costs to reorganization costs. During the nine months ended December 31, 2000, an impairment charge of $2.6 million was established with respect to a note receivable for which we determined on the basis of circumstances learned during the three months ended June 30, 2000, that it became probable that payments of principal and interest would not be received. The promissory note was issued in conjunction with the sale of our former subsidiary, Superior Forge, Inc. During the nine months ended December 31, 1999, $5.0 million of non-cash and non-recurring expense was recorded to reflect termination and separation agreements with two of our former officers (see Note 5 to the condensed consolidated financial statements).

     Loss from joint ventures was $0.9 million and $1.6 million for the three and nine months ended December 31, 2000, respectively, compared to a income from joint ventures of $0.1 million and $0.1 million for the three and nine months ended December 31, 1999, respectively. The losses reflects our 28.5% share of losses incurred by Southern Recycling as a result of weakening market conditions for scrap metals.

     Interest expense was $7.9 million and $28.9 million for the three and nine months ended December 31, 2000, respectively, compared to interest expense of $9.8 million and $27.8 million for the three and nine months ended December 31, 1999, respectively. The decrease in interest expense during the three months ended December 31, 2000 was a result of lower borrowings under credit facilities and interest expense not accrued for unsecured debt after the Petition Date. The increase in interest expense during the nine months ended December 31, 2000 is primarily due to an increase in the applicable base interest rates payable under the Senior Credit Facility, offset, in part, by interest expense not accruing for unsecured debt after the Petition Date.

     Reorganization costs recognized represent fees and other expenses associated with the Chapter 11 Bankruptcy and the write-off of deferred financing costs (see Note 1 to the condensed consolidated financial statements).

     As a result of uncertainties surrounding the Chapter 11 Bankruptcy, we have recorded an income tax expense of $8.3 million during the six months ended September 30, 2000 in order to provide a valuation allowance against net deferred tax assets. We continue to fully reserve any tax benefits associated with our operating losses.

     Net loss, after preferred stock dividends, was $312.0 million ($5.20 per share) and $347.1 million ($5.93 per share) for the three and nine months ended December 31, 2000, respectively, compared to a net loss, after preferred stock dividends, of $1.8 million ($0.03 per share) and $11.8 million ($0.22 per share) during the three and nine months ended December 31, 1999, respectively. The increase in the net loss is primarily due to the goodwill impairment charge recorded in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

     On November 20, 2000, we filed the Chapter 11 Bankruptcy to address certain operational and liquidity issues that we face. Our liquidity position will be impacted primarily by the success of initiatives we are undertaking to reduce operating expenses, whether improvements in the scrap metals industry materialize, and the effects of the Chapter 11 Bankruptcy on our business. Our uses of capital are expected to include working capital for operating expenses and satisfaction of current liabilities, capital expenditures, interest payments on outstanding borrowings, and costs associated with the Chapter 11 Bankruptcy. Our long-term liquidity and the adequacy of our capital resources cannot be determined until a plan of reorganization has been confirmed in connection with the Chapter 11 Bankruptcy.

     In connection with the Chapter 11 Bankruptcy, we entered into a $200 million Post-Petition Credit Agreement by and among BT Commercial Corporation, as Agent for the lenders, and us that establishes a lending arrangement under certain conditions while in bankruptcy. The DIP Agreement expires on the earlier of June 30, 2001 or the date the Bankruptcy Court confirms our plan of reorganization. Loans under the DIP Agreement are available to fund working capital needs and general corporate purposes. Borrowings under the DIP Agreement are limited by the amount of eligible collateral based upon a formula equal to 85% of eligible accounts receivable, 70% of eligible inventory, a fixed asset sublimit of $40.1 million, plus a supplemental advance of $20 million. The DIP Agreement is secured by substantially all of our assets. Proceeds from the DIP Agreement were used to repay borrowings outstanding under the Senior Credit Facility. At April 30, 2001, we had outstanding borrowings under the DIP Agreement of approximately $118.0 million and $4.9 million outstanding as issued letters of credit. Undrawn availability as of April 30, 2001 under the DIP Agreement was $18.1 million. The DIP Agreement also places certain restrictions on our ability to make capital expenditures. The DIP Agreement requires us to make monthly interest payments on outstanding loan balances at the prime rate (as specified by Deutsche Bank AG, New York Branch) plus 150 basis points on the first day of each month. In addition, the DIP Agreement also requires us pay an unused monthly commitment fee of .375% on the undrawn portion of the facility.

     During the pendancy of the Chapter 11 Bankruptcy, cash generated from operating activities and borrowings under the DIP Agreement are our principal sources of working capital. The DIP Agreement contains certain measurable covenants which need to be satisfied to allow us to continue borrowing under that agreement. In the period ended December 31, 2000, we were unable to satisfy certain financial covenants under the DIP Agreement requiring the generation of minimum levels of EBITDA. We sought and received waivers from our senior lenders with respect to these covenant violations. However, for the fiscal year quarter ended March 31, 2001, the DIP Agreement requires that we achieve a minimum EBITDA of $8.0 million and, in light of market conditions, we will not likely achieve this result. As a result, our senior lenders will have to waive or otherwise amend the DIP Agreement. Although it is not certain that waivers or amendments will be provided by our lenders, we expect that we will receive the necessary waivers.

     At December 31, 2000, we had approximately $330.0 million of indebtedness outstanding, including $182.9 million of indebtedness subject to compromise. As a result of the Chapter 11 Bankruptcy, we are not currently permitted to pay our debt obligations that are outstanding as of the Petition Date. We have over $9.3 million of interest obligations, which we are not currently permitted to pay under bankruptcy law. In addition, future payment of principal and interest on all of our outstanding indebtedness is subject to Bankruptcy Court approval and may be discharged in whole or in part in bankruptcy with a court approved plan of reorganization. There can be no assurance that any amounts owed to unsecured creditors will be paid or that secured creditors will be paid in full. In connection with our Proposed Restructuring, we have agreed with holders representing in excess of two-thirds of our Senior Subordinated Notes, subject to certain conditions, to exchange all principal and interest on the Senior Subordinated Notes and certain other debt, for 99% of the common stock of the restructured company. The conversion of the Senior Subordinated Notes into common stock, if successfully implemented, will eliminate in excess of $18 million of annual interest expense, and as a consequence, significantly reduce fixed charges.

Cash Flows from Operations

     Net cash provided by operating activities of $68.0 million during the nine months ended December 31, 2000 resulted primarily from $87.0 million of cash generated from working capital offset by losses from operations for the period. During this period, collections on accounts and notes receivable were $74.1 million and inventories and accounts payable were reduced by $30.8 million and $16.3 million, respectively.

Cash Flows from Investing Activities

     During the nine months ended December 31, 2000, we used $7.8 million of cash for investing activities. Purchases of property and equipment totaled $8.8 million, while we generated $1.1 million of cash from the sale of certain equipment.

Cash Flows from Financing Activities

     During the nine months ended December 31, 2000, our financing activities used $59.3 million of cash. As a result of the Chapter 11 Bankruptcy, borrowings on the DIP Agreement and cash generated from reductions in working capital were used to repay outstanding balances under the Senior Credit Facility.

FINANCIAL CONDITION

Working Capital Availability and Requirements

     Our accounts receivable balances decreased from $155.9 million at March 31, 2000 to $77.2 million at December 31, 2000 principally due to collections in accounts receivable and lower sales.

     Our accounts payable balances decreased from $76.1 million at March 31, 2000 to $59.8 million at December 31, 2000. The decrease in accounts payable resulted principally from a reduction in the amount of scrap metal purchases. As a result of the Chapter 11 Bankruptcy, $15.9 million of non-critical vendor accounts payable is classified as subject to compromise and will be discharged in accordance with our plan of re-organization.

     Inventory levels can vary significantly among our operations and with changes in market conditions. Inventories consisted of the following categories (in thousands):


                         DECEMBER 31, 2000       MARCH 31, 2000
                         -----------------       --------------
Ferrous metals                $  18,246            $   38,344
Non-ferrous metals               20,240                28,069
Other                             1,007                 3,862
                              ---------            ----------
                              $  39,493            $   70,275
                              =========            ==========

     Ferrous inventory dollars decreased primarily due to fewer units of ferrous material on hand and lower average purchase costs per ton as of December 31, 2000 compared to March 31, 2000. Non-ferrous inventory decreased primarily due to fewer units of non-ferrous materials on hand at December 31, 2000 compared to March 31, 2000.

COMPANY INDEBTEDNESS

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

12 3/4% SENIOR SECURED NOTES DUE 2004

     On May 7, 1999, we issued $30.0 million aggregate principal amount of Senior Secured Notes (the "Senior Secured Notes") in a private placement pursuant to exemptions under the Securities Act of 1933. The Senior Secured Notes were issued at 90% of their stated principal amount at maturity. The Senior Secured Notes mature on June 15, 2004 and bear interest at the rate of 12 3/4% per annum. The scheduled interest payment on December 15, 2000 was not paid. Interest on the Senior Secured Notes is payable semi-annually during September and December of each year. We received net proceeds of $25.5 million in the offering of the Senior Secured Notes. The Senior Secured Notes are our senior obligations and will rank equally in right of payment with all of our unsubordinated debt, including our indebtedness under the Senior Credit Facility, and senior in right of payment to all of our subordinated debt, including the Senior Subordinated Notes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the FASB in June 1998 and is effective for fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 on April 1, 2001. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Our management has reviewed the provisions of SFAS No. 133 and does not believe that the adoption of this statement will have a material impact on our financial position or results of our operations.

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

                           PART II - OTHER INFORMATION


ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     On November 20, 2000, the Company filed a voluntary petition with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code. The bankruptcy case is pending in the United States Bankruptcy Court in the District of Delaware. As a consequence of the bankruptcy filing, the Company was in default of the $250 million Senior Credit Facility, dated March 31, 1998 among the Company and its senior lenders, the Indenture governing the Senior Secured Notes Indenture and the Indenture governing the Senior Subordinated Notes Indenture.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Exhibit Index

(b)      Reports on Form 8-K

         The following report on form 8-K was filed during the quarter ended December 31, 2000:

         Form 8-K dated November 20, 2000, relating to the Company's filing of a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code.

                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               METAL MANAGEMENT, INC.


                                               By: /s/ ALBERT A. COZZI
                                                  -----------------------------
                                                  Albert A. Cozzi
                                                  Director, Chairman of the
                                                  Board, and Chief Executive
                                                  Officer
                                                  (Principal Executive Officer)


                                               By: /s/ MICHAEL W. TRYON
                                                  -----------------------------
                                                  Michael W. Tryon
                                                  President and Chief
                                                  Operating Officer


                                               By: /s/ ROBERT C. LARRY
                                                  -----------------------------
                                                  Robert C. Larry
                                                  Executive Vice President,
                                                  Finance and Chief Financial
                                                  Officer
                                                  (Principal Financial Officer)


                                               By: /s/ AMIT N. PATEL
                                                  -----------------------------
                                                  Amit N. Patel
                                                  Vice President, Finance and
                                                  Controller
                                                  (Principal Accounting Officer)


                                               Date: May 4, 2001

                             METAL MANAGEMENT, INC.

                                  EXHIBIT INDEX



NUMBER AND DESCRIPTION OF EXHIBIT
---------------------------------

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

10.1 Lock-up Agreement, dated November 15, 2000, by and among the Company and certain holders of the Company's Senior Secured Notes and Senior Subordinated Notes (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.2 $200,000,000 Post-Petition Credit Agreement, dated November 20, 2000 among the Company and its subsidiaries, as Borrowers, BT Commercial Corporation, as Agent, and the financial institution parties thereto, as lenders (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
          2000).

10.3 Waiver and Amendment No. 1 to Post-Petition Credit Agreement, dated February 15, 2001, among the Company and its subsidiaries, as Borrowers, BT Commercial Corporation, as Agent, and the financial institution parties thereto, as lenders.

18.1 Preferability Letter of PricewaterhouseCoopers LLP, Independent Auditors, regarding change in accounting principle.