Form 10-K405
period 2001-03-31
METAL MANAGEMENT INC
filed 2001-07-31
CIK 795665

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value for the Registrant's voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on June 15, 2001 as reported on the NASDAQ over-the-counter bulletin board, was approximately $2.1 million. Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of June 15, 2001, the Registrant had 62,589,980 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
          PART I
Item 1:   Business....................................................    1
Item 2:   Properties..................................................   15
Item 3:   Legal Proceedings...........................................   17
Item 4:   Submission of Matters to a Vote of Security Holders.........   18
          PART II
Item 5:   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................   19
Item 6:   Selected Consolidated Financial Data........................   19
Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..................................................   20
Item 7A:  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   30
Item 8:   Financial Statements and Supplementary Data.................   31
Item 9:   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   31
          PART III
Item 10:  Directors and Executive Officers of the Registrant..........   32
Item 11:  Executive Compensation......................................   32
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management..................................................   32
Item 13:  Certain Relationships and Related Transactions..............   32
          PART IV
Item 14:  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   33
          Signatures..................................................   34

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are one of the largest full-service metals recyclers in the United States, with approximately 40 recycling facilities in 14 states. We enjoy leadership positions in many major metropolitan markets, including Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix, Pittsburgh, Salt Lake City, Toledo and Tucson. We have a 28.5% equity ownership position in Southern Recycling, L.L.C. ("Southern Recycling"), the largest scrap metals recycler in the Gulf Coast region. We also hold leading market positions in several important product segments, including stainless steel, copper and aluminum generated from utilities, telecommunication providers and producers of titanium and other high-temperature nickel alloys for the aerospace industry. For the year ended March 31, 2001 ("Fiscal 2001"), we sold approximately 4.4 million tons of ferrous scrap and approximately 566.7 million pounds of non-ferrous scrap.

     We have achieved a leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. In making acquisitions, we have focused on major metropolitan markets where prime industrial and obsolete scrap (automobiles, appliances and industrial equipment) is readily available and from where we believe we can better serve our customer base. In pursuing this strategy, we have sought to acquire regional platform companies with strong operational management and a history of successful financial performance to serve as platforms into which subsequent acquisitions can be integrated. We believe that through the continued integration of our acquired businesses, we will be able to enhance our competitive position and profitability of the operations because of broader distribution channels, improved managerial and financial resources, greater purchasing power and increased economies of scale.

     Our operations consist primarily of the collection and processing of ferrous and non-ferrous metals for resale to metals brokers, steel producers, and processors of other metals. We collect industrial scrap and obsolete scrap, process it into reusable forms and supply the recycled metals to our customers, including steel mini-mills, integrated steel mills, foundries, secondary smelters and metals brokers. We believe that we provide one of the most comprehensive offerings of both ferrous and non-ferrous scrap metals in the industry. Our ferrous products primarily include shredded, sheared, cold briquetted, bundled scrap and other purchased scrap, such as turnings, cast and broken furnace iron. We also process non-ferrous metals, including aluminum, copper, stainless steel, brass, titanium and high temperature alloys, using similar techniques and through application of our proprietary technologies.

     Demolition projects in which we recycle the metals that demolition contractors collect from building and road construction projects also serve as a significant source of scrap metals for our recycling operations. In addition, we act as demolition contractors in our large metropolitan markets in which we dismantle obsolete machinery, buildings, gasholders, jet airplanes and other large structures containing large quantities of metal and, in the process, collect both the ferrous and non-ferrous metals from these sources. Our materials handling expertise and logistics capabilities also afford us unique opportunities to secure sources of scrap which might not be available to smaller competitors. We also operate bus dismantling and replacement parts businesses in our Northeast operations.

     At certain of our locations which are adjacent to commercial waterways, we provide stevedoring services. By providing these services, we increase the utilization of our equipment and diversify our customer base. While traditionally most of our stevedoring efforts have been focused at our Port Newark facility in the Northeast, we have begun to expand these services at our Midwest locations during the year.

REORGANIZATION

     On November 20, 2000 (the "Petition Date"), we filed voluntary petitions (Case Nos. 00-4303 -- 00-4331 (SLR)) under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). During the course of the bankruptcy proceedings, we operated our business as a debtor-in-possession. These bankruptcy proceedings are referred to as the "Chapter 11 proceedings" herein. An Official Committee of Unsecured Creditors (the "Committee"), which represented the interests of all of our unsecured creditors, was appointed during January 2001 in the Chapter 11 proceedings. The bankruptcy filing resulted from a sequence of events stemming primarily from significant operating losses and decreased liquidity experienced during Fiscal 2001, which culminated in our inability to make a $9 million interest payment due on our 10% Senior Subordinated Notes due May 2008 (the "Subordinated Notes") on November 15, 2000. Our poor operating results and the resulting decrease in liquidity were primarily due to unprecedented cycles of declines in prices and demand for scrap metals exacerbated by high levels of fixed costs associated with our leveraged capital structure.

     In a Chapter 11 bankruptcy, substantially all liabilities of a debtor as of the filing date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while a debtor operates its business as a debtor-in-possession. In addition, under the Bankruptcy Code, a debtor may assume or reject executory contracts and unexpired leases. Additional prepetition claims may arise from such rejections, and from the determination by the Bankruptcy Court (or as agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. From time to time during the Chapter 11 proceedings, the Bankruptcy Court approved motions allowing us to reject certain contracts that were deemed burdensome or otherwise conveyed no value to us.

     In furtherance of an agreement we had reached with the holders of a significant percentage of our prepetition debt prior to the initiation of our Chapter 11 proceedings, we filed a plan of reorganization (the "Plan") pursuant to Chapter 11 of the Bankruptcy Code on May 4, 2001. The Bankruptcy Court confirmed the Plan on June 18, 2001 and the Plan became effective on June 29, 2001 (the "Effective Date"). As a consequence, we no longer operate under Chapter 11 protection.

     The Plan provides that, among other things, (i) in exchange for their notes, the holders of our 12 3/4% Junior Secured Notes, due June 2004 (the "Junior Secured Notes") will receive new junior secured notes (the "New Notes") in a principal amount equal to the par amount of the Junior Secured Notes, plus accrued and unpaid interest through June 29, 2001; (ii) in exchange for their notes and other claims, the holders of our Subordinated Notes and certain other unsecured creditors will receive their pro-rata share of 9,900,000 shares of new common stock, par value $.01 per share, of the restructured company (the "New Common Stock"); (iii) the holders of unsecured claims who have elected not to receive New Common Stock will receive cash payments totaling 30% of their claim without interest, with payment to be made in four equal annual installments commencing on June 30, 2002; (iv) the holders of 815 shares of Series B convertible preferred stock and 6,000 shares of Series C convertible preferred stock, in each case outstanding as of the Effective Date, will receive their pro-rata share of 7,300 shares of New Common Stock and warrants (designated as "Series A Warrants") exercisable into 54,750 shares of New Common Stock; and (v) the holders of 62,589,980 shares of common stock, par value $.01 per share, outstanding as of the Effective Date (the "Old Common Stock") will receive 92,700 shares of New Common Stock and Series A Warrants exercisable into 695,250 shares of New Common Stock. The Series A Warrants, when issued, will be immediately exercisable at a price per share equal to the total amount of liabilities converted into New Common Stock in accordance with the Plan divided by 10,000,000, and will have a term of five years from the Effective Date. In accordance with the Plan, we also entered into a two year $150 million credit agreement with our pre-petition lenders as of the Effective Date (see "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Part II, Item 7 of this Report).

     As a result of the effectiveness of the Plan, we will adopt "fresh-start" reporting as of June 30, 2001, and create a new reporting entity. "Fresh-start" reporting will result in the recording of assets at their reorganization value and liabilities at the present value of amounts to be paid at June 30, 2001.

     On December 28, 2000, our Old Common Stock was delisted from the The Nasdaq SmallCap Market for failing to meet listing standards as required by Nasdaq rules. From December 28, 2000 to June 29, 2001, our Old Common Stock traded on the over-the-counter bulletin board under the symbol MTLMQ. We are in the process of applying for our New Common Stock to be listed on a national securities exchange or quoted in the national market system (or small cap system) of the National Association of Securities Dealers' Automated Quotation System.

     As of the Effective Date, we have a new board of directors comprised of Albert A. Cozzi, our Chairman and Chief Executive Officer, Daniel W. Dienst, John T. DiLacqua, Kevin P. McGuinness and Harold "Skip" Rouster.

INTEGRATION AND BRANDING INITIATIVES

     We continued to integrate our operations during Fiscal 2001 to take advantage of operational efficiencies and cost savings. During the recently completed fiscal year, we centralized our transportation function in order to negotiate national freight contracts with our truck, barge and rail suppliers and our purchasing function to negotiate with national suppliers. We implemented a national account program to service large, multi-location industrial accounts. We have also begun a national branding initiative for the Metal Management name which we expect will assist us to develop our national account program.

     Through our integration efforts, we are also standardizing the reporting systems and business practices of our operations so that we are better able to gauge operating performance. Although, we believe that cost savings from the elimination of redundant functions has been an important benefit of consolidation, we expect to realize even greater cost benefits as we implement best management practices across the country. In addition, we believe that our strategy of creating brand awareness for the Metal Management name will help create an awareness among our customers of the size and geographic scope of our operations and the breadth of our product offerings. We believe this will benefit us as our customers consolidate their supplier base to create purchasing efficiencies.

INDUSTRY OVERVIEW

     According to government sources, total revenues generated in the scrap metals recycling industry in the calendar year 2000 were approximately $20 billion. In 2000, domestic scrap recyclers handled approximately 71 million tons of metals including 61 million tons of iron and steel. Although significant consolidation has occurred in the industry during the past several years, the industry remains highly fragmented. We believe the scrap metals industry is comprised of more than 3,000 independent metals recyclers. Many of these companies are family-owned and operate only in local or regional markets. We believe that no single scrap metals recycler has a significant share of the domestic market, although certain recyclers may have significant shares of their local or regional markets.

     Ferrous Scrap Industry. Ferrous scrap, used in most steel making processes, is the primary raw material for mini-mill steel producers that utilize electric arc furnace, or EAF technology. Ferrous scrap also sells as a commodity between international markets which are affected by varying economic conditions, changing currency valuations, and the availability of ocean going vessels and their related costs. A recent phenomenon has been the increase in scrap imports from Europe and reduced export opportunities from the United States as a result of a strong U.S. dollar. Demand for processed ferrous scrap is highly dependent on the overall strength of the domestic steel industry, particularly production utilizing EAF technology. Weak industry conditions have caused declines in both pricing and demand for ferrous scrap since mid-1998.

     Much of the growth in the scrap metals industry in recent years has occurred as a result of the proliferation of mini-mill steel producers which utilize EAF technology. EAF production has increased from 14.8 million tons (11.1% of total domestic steel production) in 1966 to 53 million tons (47.3% of total domestic steel production) in 2000. We expect this trend to continue in the next few years as several new EAF facilities start production. We believe that as a large, reliable supplier of scrap metals, we are well positioned to benefit from the growth in the EAF production.

     The growth in EAF production has been fueled by the historically low prices of prepared ferrous scrap and faster conversion time to process, which gives EAF producers a product cost advantage over integrated steel producers which operate blast furnaces, the primary raw material feedstock of which are coke and iron ore. If the price of ferrous scrap metals were to significantly increase, EAF operators may evaluate alternatives to prepared steel scrap, such as pre-reduced iron pellets or pig iron, to supply their EAF operations. We do not believe that these alternatives to ferrous scrap will replace ferrous scrap in EAF operations, but will merely be used as a supplemental feedstock thereby allowing EAF operators to utilize lower grades of prepared scrap. Additional new EAF mini-mill facilities are being built leading us to expect increasing demand for ferrous scrap over the next several years.

     Due to its low price-to-weight ratio, raw ferrous scrap is generally purchased locally from industrial companies, demolition firms, junk yards, railroads, the military, scrap dealers and various other sources, typically in the form of automobile bodies, appliances and structural steel. Ferrous scrap prices are local and regional in nature; however, where there are overlapping regional markets, the prices do not tend to differ significantly between the regions due to the ability of companies to ship scrap from one region to the other. The most significant limitation on the size of the geographic market for ferrous scrap is the transportation cost for the raw or processed scrap. Therefore, large volume scrap processing facilities are typically located on or near key modes of transportation, such as railways and waterways.

     Non-Ferrous Scrap Industry. Non-ferrous metals include aluminum, copper, brass, stainless steel, titanium, high-temperature alloys and other exotic metals. The geographic markets for non-ferrous scrap tend to be larger than those for ferrous scrap due to the higher selling prices of non-ferrous metals, which justify the cost of shipping over greater distances. Non-ferrous scrap is typically sold on a spot basis, either directly or through brokers, to intermediate or end-users, which include smelters, foundries and aluminum sheet and ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of economic activity, with prices generally linked to the price of the primary metal on the London Metals Exchange or COMEX. Suppliers and consumers of non-ferrous metals can also use these exchanges to hedge against future price fluctuations by buying or selling futures contracts. While non-ferrous markets have not demonstrated the adverse contraction which was evident in ferrous markets during Fiscal 2001, the conditions of non-ferrous markets were also generally weak. In particular, we experienced significant weakness in the stainless steel components of our non-ferrous business.

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

RECYCLING OPERATIONS

     Our recycling operations encompass buying, processing and selling scrap metals. The principal forms in which scrap metals are generated include industrial scrap and obsolete scrap. Industrial scrap results from residual materials from metals based manufacturing processes. Obsolete scrap consists primarily of residual metals from old or obsolete consumer and industrial products such as appliances and automobiles.

  Ferrous Operations

     Ferrous Scrap Purchasing. We purchase ferrous scrap from two primary sources: (i) manufacturers who generate steel and iron ("industrial scrap"); and
(ii) junkyards, demolition firms, railroads, the military and others who generate steel and iron scrap ("obsolete scrap"). In addition to these sources, we purchase, at auction, furnace iron from integrated steel mills and obsolete steel and iron from government and large industrial accounts. Finally, we purchase materials from scrap dealers, peddlers and auto wreckers who collect and deliver obsolete scrap directly to our processing facilities. Prices are determined primarily by market demand and the composition, quality, size, and weight of the materials.

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

          Briquetting. We process borings and turnings made of steel and iron into briquettes using cold briquetting methods, and subsequently sell these briquettes to steel mills or foundries. We possess the technology to control the metallurgical content of briquettes to meet customer specifications. The majority of our cold briquetting capacity is located at our Metal Management Ohio facility in Defiance, Ohio.

          Breaking of Furnace Iron. We process furnace iron which includes blast furnace iron, steel pit scrap, steel skulls and beach iron. Large pieces of iron are broken down by the impact of forged steel balls dropped from cranes. The fragments are then sorted and screened according to size and iron content.

     Ferrous Scrap Sales. We sell processed ferrous scrap to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for other large users. Most of our customers purchase processed ferrous scrap according to a negotiated sales contract which establishes the quantity purchased for the month. The price we charge for ferrous scrap depends upon market demand, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of transportation to the end-user. We believe profitability may be enhanced by offering a broad product line to our customers. We believe that our consolidation strategy will allow us to be a uniquely capable supplier of scrap, since we are able to fill larger quantity orders due to increased ability to secure large amounts of raw materials.

  Non-Ferrous Operations

     Non-Ferrous Scrap Purchasing. We purchase non-ferrous scrap from three primary sources: (i) manufacturers and other non-ferrous scrap sources who generate or sell waste aluminum, copper, stainless steel, brass, high-temperature alloys and other metals; (ii) producers of electricity, telecommunication service providers, aerospace, defense, and recycling companies that generate obsolete scrap consisting primarily of copper wire, titanium and high-temperature alloys and used aluminum beverage cans; and (iii) peddlers who deliver directly to our facilities material which they collect from a variety of sources. We collect non-ferrous scrap from sources other than those that are delivered and sold directly to our processing facilities by placing retrieval boxes near these sources. The boxes are subsequently transported to our processing facilities. We also recover non-ferrous scrap as a by-product from our ferrous scrap processing operations. In particular, non-ferrous materials, generally a mixture of aluminum, zinc, die-cast metal, stainless steel and copper, are recovered as a by-product of automobile shredding.

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

          Copper. Copper scrap may be processed in several ways. We process copper scrap predominately by using wire choppers which grind the wire into small pellets. During chopping operations, the plastic casing of the wire is separated from the copper using a variety of techniques. In addition to wire chopping, we process copper scrap by baling and other repacking methods to meet customer specifications.

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

          Other Non-Ferrous Materials. We process other non-ferrous metals using similar cutting, baling and repacking techniques as used to process aluminum. Other significant non-ferrous metals we process include titanium, brass and high-temperature alloys.

     Non-Ferrous Scrap Sales. We sell processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. Prices for the majority of non-ferrous scrap metals change based upon the daily publication of spot and futures prices on the COMEX or London Metals Exchange.

SEASONALITY AND OTHER CONDITIONS

     Our operations can be adversely affected by protracted periods of inclement weather or reduced levels of industrial production, which could reduce the volume of material processed at our facilities. In addition, periodic maintenance shutdowns or labor disruptions at our larger customers may have a adverse impact on our operations.

CORPORATE HISTORY

     Our predecessor was incorporated on September 24, 1981 as a California corporation under the name General Parametrics Corporation ("GPC"), and was reincorporated as a Delaware corporation in June 1986 under the same name. Prior to April 1996, we manufactured and marketed color thermal and dye sublimation printers and related consumables, including ribbons, transparencies and paper. We sold this business in two separate transactions in July and December of 1996 for $1.3 million in cash and future royalty streams which were concluded in Fiscal 2000. On April 12, 1996, we changed our name from GPC to "Metal Management, Inc."

EMPLOYEES

     As of March 31, 2001, we employed approximately 1,677 persons, 720 of whom were covered by collective bargaining agreements. Our management believes that we have good relations with our employees.

RESEARCH AND DEVELOPMENT

     Our expenditures on research and development have not been material for any of the years ended March 31, 2001, 2000 and 1999, and we are not currently involved in any significant research and development projects.

CAPITAL EXPENDITURES

     The scrap metals recycling business is capital intensive. In Fiscal 2001, we invested approximately $11.1 million for replacement of equipment and expansion of our operations. We are projecting to invest $12 million in capital investment during Fiscal 2002.

SIGNIFICANT CUSTOMERS

     In Fiscal 2001, our 10 largest customers represented approximately 33% of consolidated net sales. These customers comprised approximately 30% of accounts receivable at March 31, 2001. Sales in Fiscal 2001 to The David J. Joseph Company represented 10.3% of our consolidated net sales. The loss of any one of our significant customers could have a material adverse effect on our results of operations and financial condition.

     During Fiscal 2001, there were several large bankruptcies filed by large domestic steel producers. In particular, the bankruptcies of LTV Steel, Republic Technologies and Northwestern Steel &Wire adversely effected our results.

COMPETITION

     The markets for scrap metals are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. With regard to the purchase of raw scrap, we compete with numerous independent recyclers, as well as smaller scrap companies engaged only in collecting industrial scrap. Successful procurement of materials is determined primarily on the price offered by the purchaser for the raw scrap and the proximity of the processing facility to the source of the raw scrap. With regard to the sale of processed scrap, we compete with other regional and local scrap metals recyclers. Competition for sales of processed scrap is based primarily on the price and quality of the scrap metals, as well as the level of service provided in terms of reliability and timing of delivery. We believe that our ability to process substantial volumes, deliver a broad product line to consumers, collect and sell scrap with regional or national scope and our ability to provide value-added services provide us with a competitive advantage.

     We face potential competition for sales of processed scrap from producers of steel products, such as integrated steel mills and mini-mills, which may vertically integrate their current operations by entering the scrap metals recycling business. Many of these producers have substantially greater financial, marketing and other resources. Scrap metals processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap, which could result in lower prices for such products.

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

INVESTMENT CONSIDERATIONS

     In the normal course of our business, we, in an effort to help keep stockholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by us, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. The words "expect," "believe," "anticipate," "project," "estimate" and similar expressions are intended to identify forward-looking statements. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. All phases of our operations are subject to a number of uncertainties, risks, and other influences, many of which are outside our control and any one of which, or a combination of which, could materially affect our financial condition or results of operations, the trading price of our New Common Stock or New Notes, and whether the forward-looking statements we make ultimately prove to be accurate.

     The following discussion outlines certain factors that could affect our financial condition, results of operations or future prospects and cause them to differ materially from those that may be set forth in forward-looking statements we make or are made on our behalf.

  Leverage.

     We are highly leveraged. As of March 31, 2001, we had $335.9 million of debt outstanding, including $182.9 million of debt subject to compromise. Subject to certain restrictions, exceptions and financial tests set forth in the Indenture governing our New Notes and in our New Credit Agreement (hereinafter defined), we may incur additional indebtedness in the future. The degree to which we are leveraged could have important negative consequences to the holders of our securities, including, the following:

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

     - we will have increased vulnerability to adverse general economic and metals recycling industry conditions; and

     - we may be vulnerable to higher interest rates because borrowings under our New Credit Agreement are at variable rates of interest.

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

     Our New Credit Agreement and the Indenture governing our New Notes contain covenants that, among other things, restrict our ability to:

     - incur additional indebtedness;

     - pay dividends;

     - prepay subordinated indebtedness;

     - dispose of some types of assets;

     - make capital expenditures;

     - create liens and make acquisitions; and

     - engage in some fundamental corporate transactions.

     In addition, under our New Credit Agreement, we are required to satisfy specified financial covenants, including an interest coverage ratio and a leverage ratio. Our ability to comply with these covenants may be affected by general economic conditions, industry conditions, and other events beyond our control. Our breach of any of these covenants could result in a default under our New Credit Agreement. In the event of a default, depending on the actions taken by the lenders under our New Credit Agreement, the lenders could elect to declare all amounts borrowed under our New Credit Agreement, together with accrued interest, to be due and payable. In addition, a default under the Indenture governing our New Notes would constitute a default under our New Credit Agreement and possibly instruments governing our other indebtedness.

     The Indenture governing our New Notes contains restrictions on our ability to incur additional indebtedness, subject to certain exceptions, unless we meet a fixed charge coverage ratio of 2.0 to 1.0 for the immediately preceding four calendar quarters. Because of our recent financial performance, we currently would not satisfy the fixed charge coverage ratio test, and, accordingly, are unable and will remain unable in the foreseeable future to incur significant amounts of additional indebtedness. As a result, if we experience a liquidity shortfall, our ability to incur additional indebtedness to cover the shortfall will be severely limited.

  Lack of trading market.

     The New Common Stock, the Series A Warrants and the New Notes are new issues of securities with no established trading market or prior trading history. There can be no assurance regarding the future development of a market for the New Common Stock, the Series A Warrants or the New Notes, the ability of holders thereof to sell their New Common Stock, the Series A Warrants or the New Notes, or the price for which such holders may be able to sell their securities. If a market were to develop, the New Common Stock, the Series A Warrants and the New Notes could trade at prices lower than their initial values. The trading prices of such securities will depend on many factors, including factors beyond our control. Furthermore, the liquidity of, and trading market for, the New Common Stock, the Series A Warrants and the New Notes may be adversely affected by price declines and volatility in the market for similar securities, as well as by any changes in our financial condition or results of operations.

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

     During Fiscal 2001, our business was adversely effected by slowing economies and a strong U.S. dollar. The slowing domestic economy caused operating rates at U.S. steel producers to decline. Consequently, our unit sales declined and precluded us from generating sufficient margins to cover our fixed charges, causing substantial losses. The strong dollar not only precluded us from exporting inventories, but served as a mechanism that attracted scrap to the United States from other countries which further depressed prices for our products.

  Our inability to control or manage growth effectively or to successfully integrate new businesses into our operations would have a material adverse effect on our results of operations and financial condition.

     Though we currently have no pending acquisitions, we intend to evaluate mergers and acquisitions, if and when attractive opportunities are presented. We cannot assure you that we will be successful in acquiring other entities or that we will be able to effectively manage those acquired entities. Our ability to achieve our expansion objectives and to manage our growth effectively depends on a variety of factors, including:

     - our ability to identify appropriate acquisition targets and to negotiate acceptable terms for their acquisition;

     - the integration of new businesses into our operations;

     - the achievement of cost savings; and

     - the availability of capital to finance acquisitions.

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

     Many of our active employees are represented by various labor unions, including the Teamsters Union, the United Steel Workers Union and the United Auto Workers. As our agreements with those unions expire, we cannot assure you that we will be able to negotiate extensions or replacements on terms favorable to us, or at all, or that we will be able to avoid strikes, lockouts or other labor actions from time to time. We cannot assure you that new labor agreements will be reached with our unions as those labor contracts expire. Any labor action resulting from the failure to reach an agreement with one of our unions may have a material adverse effect on our operations.

  The loss of any member of our senior management team or a significant number of our managers could have a material adverse effect on our operations.

     Our operations depend heavily on the skills and efforts of our senior management team, including Albert A. Cozzi, our Chairman and Chief Executive Officer and Michael W. Tryon our President and Chief Operating Officer. In addition, we rely substantially on the experience of the management of our subsidiaries with regard to day-to-day operations. While we have employment agreements with Messrs. Cozzi and Tryon and certain members of our management team at the subsidiary level, we cannot assure you that we will be able to retain the services of any of those individuals. The loss of any member of our senior management team or a significant number of managers could have a material adverse effect on our operations.

  The profitability of our scrap recycling operations depends, in part, on the availability of an adequate source of supply.

     We acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to continue selling scrap materials to us. In periods of low industry prices, suppliers may elect to hold scrap waiting for higher prices. If a substantial number of scrap suppliers cease selling scrap metals to us, our results of operations or financial condition would be materially and adversely affected.

  The concentration of our customers and our exposure to credit risk could have a material adverse effect on our results of operations or financial condition.

     Sales to our ten largest customers represented approximately 33% of consolidated net sales in Fiscal 2001. Accounts receivable balances from these customers represented approximately 30% of consolidated accounts receivable at March 31, 2001. Sales in Fiscal 2001 to The David J. Joseph Company represented 10.3% of consolidated net sales. The loss of any significant customers could adversely affect our results of operations or financial condition.

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

     During the weakening cycle for the steel business evident in Fiscal 2001, there were bankruptcies filed by many large steel producers. In particular, our results were adversely effected by bankruptcies of LTV, Northwestern Steel & Wire and Republic Technologies, Inc. In total, we recognized credit losses of approximately $4.3 million during Fiscal 2001. While we have made significant efforts to improve the monitoring of credit exposure to our customers, there can be no assurance that we will not experience further losses as conditions in the metals sector generally remain weak.

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

     Regulatory or technological developments relating to the environment may require companies engaged in the scrap metals recycling industry to modify, supplement or replace equipment and facilities at costs which may be substantial. Because the scrap metals recycling industry has the potential for discharge of regulated materials into the environment, we expect a material portion of our capital expenditures to relate, directly or indirectly, to environmental-related equipment and facilities. Moreover, it is possible that future developments, such as increasingly strict requirements of environmental laws and regulations, and enforcement policies will require even more significant capital investments in this regard. Expenditures for environmentally related capital improvements were not material for the year ended March 31, 2001. However, there can be no assurance that this will be the case in the future.

     Incompleteness of Site Investigations. As part of our pre-transaction "due diligence" investigations, we typically hire an environmental consulting firm to conduct pre-transaction screen reviews, or Phase I and/or Phase II site assessments of the sites owned or leased by particular acquisition or merger candidates. However, these pre-transaction reviews and site assessments have not covered all of the sites owned or leased by the companies which are acquired by us. Moreover, those pre-transaction reviews and site assessments which have occurred have not been designed or expected to disclose all material contamination or liability that may be present. For example, we have not included soil sampling or core borings as a standard part of many pre-transaction reviews and site assessments that we have conducted, even though such sampling and core borings might have increased the chances of finding contamination on a particular site. Failure to conduct soil sampling and core borings on a particular site could result in us failing to identify a seriously contaminated site prior to an acquisition or merger.

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

     We expect to require future cash outlays as we incur the actual costs relating to the remediation of environmental liabilities. The incurrence of the costs may have a material adverse effect on our results of operations and financial condition. In this regard, we have established an overall reserve of $1.3 million at March 31, 2001 for environmental liabilities that have been identified and quantified. This reserve is reported within liabilities subject to compromise.

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

     Compliance History. We have, in the past, been found not to be in compliance with certain environmental laws and regulations, and have incurred fines associated with such violations which have not been material in amount. We may in the future incur additional fines associated with such violations. We have also paid a portion of the costs of certain remediation actions at certain sites. We cannot assure you that we will avoid material fines, penalties, damages and expenses resulting from additional compliance issues and liabilities in the future.

  We have an accumulated deficit and have incurred significant losses.

     We have incurred pre-tax losses from continuing operations of approximately $460 million since April 1, 1997. At March 31, 2001, we had an accumulated deficit of $461.5 million. Although our accumulated deficit will be eliminated effective June 30, 2001 when we apply fresh-start accounting, and although we do not expect losses in the future, we cannot assure you that we will not incur additional losses.

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

     The following table sets forth information regarding our principal properties:

                                                                                   APPROXIMATE   LEASED/
                    LOCATION                                 OPERATIONS            SQUARE FEET    OWNED
                    --------                                 ----------            -----------   -------
Metal Management, Inc.
  500 N. Dearborn St., Chicago, IL...............  Corporate Office                    21,000    Leased
Metal Management Aerospace, Inc.
  500 Flatbush Ave., Hartford, CT................  Office/Processing                1,481,040    Leased
Metal Management Alabama, Inc.
  2020 Vanderbilt Rd., Birmingham, AL............  Office/Shear/Granulator          1,150,073     Owned
  2222A Vanderbilt Rd., Birmingham, AL...........  Granulator                          25,000    Leased
Metal Management Arizona, L.L.C.
  3640 S. 35th Ave., Phoenix, AZ.................  Office/Shear/Shredder/Baler      1,121,670    Leased
  1525 W. Miracle Mile, Tucson, AZ...............  Shredder/Shear                     513,569    Leased
Metal Management Connecticut, Inc.
  234 Universal Dr., North Haven, CT.............  Office/Shredder/Baler/Shear      1,089,000     Owned
Metal Management Indiana, Inc.
  3601 Canal St., East Chicago, IN...............  Maintenance/Balers(2)/Shear        588,784     Owned
Metal Management Memphis, L.L.C.
  540 Weakly St., Memphis, TN....................  Office/Maintenance                 178,596     Owned
  526 Weakly St., Memphis, TN....................  Warehouse/Baler/Shear/Shredder     768,616     Owned
  1270 N. Seventh St., Memphis, TN...............  Warehouse/Baler                    351,399     Owned
Metal Management Midwest, Inc.
  2305 S. Paulina St., Chicago, IL...............  Maintenance/Shredder               392,040     Owned
  2500 S. Paulina St., Chicago, IL...............  Office/Warehouse/Shear             168,255     Owned
  2425 S. Wood St., Chicago, IL..................  Office/Warehouse/Baler             103,226     Owned
  2451 S. Wood St., Chicago, IL..................  Office/Maintenance                 178,596     Owned
  350 N. Artesian Ave., Chicago, IL..............  Office/Maintenance/Shredder        348,480     Owned
  1509 W. Cortland St., Chicago, IL..............  Warehouse                          162,540     Owned
  1831 N. Elston Ave., Chicago, IL...............  Warehouse                           35,695     Owned
  26th and Paulina Streets, Chicago, IL..........  Office/Maintenance/Baler/Crusher    323,848    Owned
  9331 S. Ewing Ave., Chicago, IL................  Office/Maintenance/Shredder        293,087     Owned
  3200 E. 96th St., Chicago, IL..................  Office/Maintenance/Eddy            364,969     Owned
                                                   Current Separation System
  3151 S. California Ave., Chicago, IL...........  Office/Maintenance/Shredder        513,500    Leased
  1000 N. Washington, Kankakee, IL...............  Office/Maintenance/Warehouse       217,800     Owned
  564 N. Entrance Ave., Kankakee, IL.............  Office/Warehouse                   206,910     Owned
  1201 W. 138th St., Riverdale, IL...............  Office/Warehouse/Dismantling         9,000    Leased
  320 Railroad St., Joliet, IL...................  Feeder Yard/Stevedoring             43,760    Leased
  12701 S. Doty Ave., Chicago, IL................  Shear/Iron Breaking                784,080    Leased
Metal Management Mississippi, L.L.C.
  120-121 Apache Dr., Jackson, MS................  Office/Processing                   74,052     Owned

                                                                                   APPROXIMATE   LEASED/
                    LOCATION                                 OPERATIONS            SQUARE FEET    OWNED
                    --------                                 ----------            -----------   -------
Metal Management Northeast, Inc.
  Foot of Hawkins St., Newark, NJ................  Office/Baler/Shear                 382,846     Owned
  252-254 Doremus Ave., Newark, NJ...............  Shredder/Processing                384,000     Owned
  Port of Newark, Newark, NJ.....................  Barge & Ship                       839,414    Leased
                                                   Terminal/Stevedoring
Metal Management Ohio, Inc.
  Rte. 281 East, Defiance, OH....................  Office/Maintenance/Briquetting   3,267,000     Owned
  715 E. Perry St., Bryan, OH....................  Warehouse/Briquetting              187,308     Owned
  18899 Snow Rd., Brook Park, OH.................  Office/Maintenance/Briquetting   1,437,480     Owned
  4431 W. 130th St., Cleveland, OH...............  Office/Iron Breaking/Aluminum    2,178,000    Leased
Metal Management Pittsburgh, Inc.
  2045 Lincoln Blvd, Elizabeth, PA...............  Office/Processing                  423,054     Owned
  77 E. Railroad St., Monongahela, PA............  Office/Warehouse/Baler/Shear       174,240     Owned
Metal Management Stainless & Alloy, Inc.
  6660 S. Nashville Ave., Bedford Park, IL.......  Office/Warehouse/Baler             304,223     Owned
Metal Management West, Inc.
  5601 York St., Denver, CO......................  Office/Shredder                    392,040     Owned
  3260 W. 500 South St., Salt Lake City, UT......  Office/Shredder                    435,600     Owned
  2690 East Las Vegas St., Colorado Springs,       Feeder Yard                        522,720     Owned
    CO...........................................
Proler Southwest Inc.
  90 Hirsch Rd., Houston, TX.....................  Office/Warehouse/Processing        378,972     Owned
  15-21 Japhet, Houston, TX......................  Terminal/Shear                   1,960,200    Leased
The MacLeod Companies
  833 W. 182nd St., Gardena, CA..................  Warehouse/Processing                 4,700    Leased
  1022 W. Lomita Blvd., Harbor City, CA..........  Warehouse                           19,223    Leased
  9309 Rayo Ave., Southgate, CA..................  Office/Warehouse/Processing        304,920     Owned

     We believe that our facilities are suitable for their present and intended purposes and that we have adequate capacity for our current levels of operation.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims applicable to our operations. There are presently no legal proceedings pending against us which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations. However, we are involved in the litigation as described below.

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

     The Connecticut Department of Environmental Protection ("DEP") recently inspected the North Haven, Connecticut facility (the "facility") of Metal Management Connecticut, Inc. and alleged that certain contaminants have been and continue to be released from the facility into the environment, including oily material and certain metals. The DEP has informed us that it intends to require an environmental investigation of the facility to determine the source of the contaminants and the remediation of the contaminant source areas to appropriate levels. The facility was acquired from Michael Schiavone & Sons, Inc. and related companies ("Schiavone") on July 1, 1998, pursuant to an asset purchase agreement (the "Agreement"). The DEP has also informed us that it believes that Schiavone failed to comply with Connecticut's Transfer Act, Conn.Gen.Stat. sec. 22a-134 et seq., at the time of the sale; in particular, the DEP's position is that Schiavone should have conducted a formal investigation of the facility at the time of the sale and reported the results to the DEP.

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

     In a letter dated January 10, 2000, USEPA alleged that certain of the MMMI Facilities had violated certain provisions of the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Oil Pollution Standards and the Toxic Substances Control Act. The ensuing dialogue with the USEPA has reached an impasse. The Department of Justice filed suit in June 2001. The suit also alleges that one or more of our subsidiaries is a potentially responsible party in the Jack's Creek Superfund site and the Consolidated Iron and Metal Superfund site. Potential defenses to these allegations are being explored. We intend to vigorously defend this matter. However, as with any litigation matter, outcomes are uncertain until definitive settlement terms are reached or the case is litigated. As a result of the initiation of the Chapter 11 proceedings by us, any monetary penalty arising from this proceeding would be payable in New Common Stock, unless we agree to a settlement providing for a different type of payment. Any issues related to our on-going compliance with applicable environmental laws would not be subject to compromise in the Chapter 11 proceedings and could require significant expenditures at our facilities.

     On November 20, 2000 (the "Petition Date"), we filed voluntary petitions (Case Nos. 00-4303 -- 00-4331 (SLR)) under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Part II,
Item 7 of this Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the fourth quarter of Fiscal 2001.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     On December 28, 2000, our Old Common Stock was delisted from the The Nasdaq SmallCap Market for failing to meet listing standards as required by Nasdaq rules. From December 28, 2000 to June 29, 2001, our Old Common Stock traded on the over-the-counter bulletin board under the symbol MTLMQ.

     In accordance with the Plan, our Old Common Stock was cancelled and we are in the process of administering the issuance of the New Common Stock in accordance with the Plan. We are in the process of applying for our New Common Stock to be listed on a national securities exchange or quoted in the national market system (or small cap system) of the National Association of Securities Dealers' Automated Quotation System.

     The following table sets forth the high and low bid information for our Old Common Stock for the periods indicated. They reflect inter-dealer prices, without retail mark-up, mark-down or commission.

                                                                HIGH      LOW
                                                                ----      ---

FISCAL 2001 (YEAR ENDED 3/31/01)
Fourth Quarter..............................................    $0.13    $0.01
Third Quarter...............................................     0.34     0.01
Second Quarter..............................................     1.47     0.19
First Quarter...............................................     2.63     1.03

FISCAL 2000 (YEAR ENDED 3/31/00)
Fourth Quarter..............................................    $3.94    $2.00
Third Quarter...............................................     4.25     1.28
Second Quarter..............................................     1.84     1.09
First Quarter...............................................     2.97     1.06

     As of March 31, 2001, we had 695 registered stockholders based on our transfer agent's records. On March 31, 2001, the closing price per share of our Old Common Stock as reported on the NASDAQ over-the-counter bulletin board was $0.03 per share.

     We have not paid any cash dividends since August 31, 1995. We presently have no intention of paying dividends in the foreseeable future and intend to utilize our cash for business operations. In addition, we are restricted from paying cash dividends under our debt agreements.

UNREGISTERED SALES OF SECURITIES

     In May 2001, we issued 1,782,582 shares of Old Common Stock to National Metals Company ("NMC") in settlement of our obligation under an asset purchase agreement with NMC. The fair value of the Old Common Stock issued was approximately $70,000.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our selected consolidated financial data for the periods indicated. The information contained in this table should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included in Part IV, Item 14 of this Report. The historical data has been restated to reflect our merger, on May 28, 1998, with R & P Holdings, Inc. as a pooling-of-interests. The financial data included in the table below reflect the results of the our prior operations of designing, manufacturing and marketing electronic presentation products and color printers and related consumable products as discontinued operations. We sold the assets relating to these operations in July and December 1996. For information regarding our principal acquisitions and divestitures, see notes 3 and 5 to the consolidated financial statements included in Part IV,

Item 14 of this Report. The historical results are not necessarily indicative of results to be expected for any future period.

                                                                FOR THE YEAR ENDED MARCH 31,
                                                       -----------------------------------------------
                                                        1997      1998      1999      2000      2001
                                                        ----      ----      ----      ----      ----
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..........................................    $141.8    $570.0    $805.3    $915.1    $ 766.6
Gross profit.......................................      11.4      52.1      65.2     110.0       61.9
General and administrative expenses................      10.4      28.2      56.4      55.0       56.3
Depreciation and amortization......................       2.5      10.1      25.6      27.2       23.3
Goodwill impairment charge.........................       0.0       0.0       0.0       0.0      280.1
Non-cash and non-recurring expenses(a).............       0.0      43.5      16.2       5.0        6.4
Operating income (loss) from continuing
  operations.......................................      (1.5)    (29.7)    (33.0)     22.8     (304.3)
Interest expense...................................       2.3      10.0      31.3      38.0       34.2
Loss from continuing operations....................      (2.1)    (34.4)    (47.0)    (12.3)    (365.3)
Income from discontinued operations................       0.8       0.2       0.1       0.4        0.0
Extraordinary charge(b)............................       0.0       0.0       0.9       0.0        0.0
Preferred stock dividends(c).......................       0.0       7.1       1.8       2.0        0.3
Net loss applicable to Old Common Stock............      (1.3)    (41.3)    (49.7)    (13.9)    (365.6)
Loss from continuing operations applicable to Old
  Common Stock:
  Basic and Diluted................................    $(0.21)   $(2.00)   $(1.22)   $(0.27)   $ (6.18)
  Cash dividends per common share..................    $ 0.00    $ 0.00    $ 0.00    $ 0.00    $  0.00
BALANCE SHEET DATA:
Working capital (deficit)..........................    $ (9.7)   $101.6    $ 85.9    $140.4    $  77.1
Total assets.......................................      94.7     497.2     667.7     711.0      284.8
Liabilities subject to compromise..................       0.0       0.0       0.0       0.0      220.2
Total debt (including current maturities)(d).......      48.1     151.5     335.5     384.7      153.0
Convertible preferred stock........................       0.0      33.0      20.0       6.3        5.9
Common stockholders' equity (deficit)..............      27.2     215.4     219.2     215.8     (149.2)

---------------
(a) Non-cash and non-recurring expenses of $43.5 million for Fiscal 1998 consisted of non-cash warrant compensation expense of $30.6 million and facility abandonment, shut-down and integration charges of $12.9 million. Non-cash and non-recurring expenses of $16.2 million for Fiscal 1999 consisted of non-cash warrant compensation income of $6.8 million, merger related costs of $3.2 million, loss on the Superior Forge, Inc. disposition of $6.8 million and facility abandonment and integration charges of $13.0 million. Non-cash and non-recurring expenses of $5.0 million for Fiscal 2000 primarily relate to severance agreements with two of our former officers. Non-cash and non-recurring expenses of $6.4 million for Fiscal 2001 primarily relate to asset impairments of $5.8 million and facility abandonment, shut-down and integration charges of $0.6 million.

(b) The extraordinary charge incurred in Fiscal 1999 relates to prepayment penalties, fees, and other costs incurred to refinance debt, net of related income tax benefit.

(c) In Fiscal 1998, we incurred a $5.6 million non-cash charge as a result of a beneficial conversion feature of the preferred stock. Fiscal 2000 includes $1.2 million in special dividends paid in connection with the redemption of $5.0 million of Series A and Series B convertible preferred stock.

(d) Excludes $182.9 million of debt classified as subject to compromise.

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

GENERAL

     We are one of the largest full-service metals recyclers in the United States, with approximately 40 recycling facilities in 14 states. We enjoy leadership positions in many major metropolitan markets, including Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix, Pittsburgh, Salt Lake City, Toledo and Tucson. We have a 28.5% equity ownership position in Southern Recycling, L.L.C. ("Southern Recycling"), the largest scrap metals recycler in the Gulf Coast region. We also hold leading market positions in several important product segments, including stainless steel, copper and aluminum generated from utilities, telecommunication providers and producers of titanium and other high-temperature nickel alloys generated for the aerospace industry. For the year ended March 31, 2001 ("Fiscal 2001"), we sold approximately 4.4 million tons of ferrous scrap and approximately 566.7 million pounds of non-ferrous scrap.

     We have achieved a leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. In making acquisitions, we have focused on major metropolitan markets where prime industrial and obsolete scrap (automobiles, appliances and industrial equipment) is readily available and from where we believe we can better serve our customer base. In pursuing this strategy, we sought to acquire regional platform companies with strong operational management and a history of successful financial performance to serve as platforms into which subsequent acquisitions can be integrated. We believe that through the continued integration of our acquired businesses, we will be able to enhance our competitive position and profitability of the operations because of broader distribution channels, improved managerial and financial resources, greater purchasing power and increased economies of scale.

     Our operations consist primarily of the collection and processing of ferrous and non-ferrous metals for resale to metals brokers, steel producers, and producers and processors of other metals. We collect industrial scrap and obsolete scrap, process it into reusable forms and supply the recycled metals to our customers, including steel mini-mills, integrated steel mills, foundries, secondary smelters and metals brokers. We believe that we provide one of the most comprehensive offerings of both ferrous and non-ferrous scrap metals in the industry. Our ferrous products primarily include shredded, sheared, cold briquetted and bundled scrap and other purchased scrap, such as turnings, cast and broken furnace iron. We also process non-ferrous metals, including aluminum, copper, stainless steel, brass, titanium and high temperature alloys, using similar techniques and through application of our proprietary technologies.

     On December 28, 2000, our common stock, par value $.01 per share ("Old Common Stock") was delisted from the The NASDAQ SmallCap Market for failing to meet listing standards as required by NASDAQ rules. From December 28, 2000 to June 29, 2001, our Old Common Stock traded on the over-the-counter bulletin board under the symbol MTLMQ. We are in the process of applying for our New Common Stock to be listed on a national securities exchange or quoted in the national market system (or small cap system) of the National Association of Securities Dealers' Automated Quotation System.

CHAPTER 11 BANKRUPTCY AND PLAN OF REORGANIZATION

     On November 20, 2000 (the "Petition Date"), we filed voluntary petitions (Case Nos. 00-4303-00-4331 (SLR)) under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). During the course of the bankruptcy proceedings, we operated our business as a debtor-in-possession. These bankruptcy proceedings are referred to as the "Chapter 11 proceedings" herein. The bankruptcy filing resulted from a sequence of events stemming primarily from significant operating losses and decreased liquidity experienced during Fiscal 2001, which culminated in our inability to make a $9 million interest payment on our 10% Senior Subordinated Notes due May 2008 (the "Subordinated Notes") on November 15, 2000. Our poor operating results and the resulting decrease in liquidity were primarily due to unprecedented cycles of declines in prices and demand for scrap metals exacerbated by high levels of fixed costs associated with our leveraged capital structure.

     From the Petition Date to the Effective Date, we operated our businesses as debtors-in-possession under supervision of the Bankruptcy Court. Subsequent to the commencement of the Chapter 11 proceedings, we sought and obtained several orders from the Bankruptcy Court which were intended to stabilize our business and enable us to continue business operations while as debtors-in-possession. The most significant of these orders (i) authorized us to borrow funds under a $200 million debtor-in-possession credit facility, (ii) permitted us to operate our consolidated cash management system during the Chapter 11 proceedings in substantially the same manner as it was operated prior to the commencement of the Chapter 11 proceedings, (iii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses, and (iv) authorized us to pay up to $40 million of pre-petition obligations to critical vendors who provide us with scrap metals, so that we could maintain the operation of our businesses.

     During January 2001, a statutory committee of unsecured creditors (the "Creditors' Committee") was appointed by the Office of the United States Trustee to represent the interests of our unsecured creditors in the Chapter 11 proceedings. The Creditors' Committee had the right to review and object to certain business transactions and participated in the formulation of our long-term business plan and our plan of reorganization. We were required to reimburse certain fees and expenses of the Creditors' Committee, including fees for attorneys and other professionals, to the extent allowed by the Bankruptcy Court.

     During the time we operated as debtors-in possession, we had the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. Any damages resulting from rejection of executory contracts and unexpired leases were treated as general unsecured claims in the Chapter 11 proceedings. Our estimate of the ultimate liability resulting from rejecting these contracts and leases were recorded as a reorganization expense in our statement of operations and are accrued as a liability subject to compromise in our statement of financial position.

     In furtherance of an agreement we had reached with holders of a significant percentage of our pre-petition debt prior to the initiation of our Chapter 11 proceedings, we filed a Plan of Reorganization (the "Plan") pursuant to Chapter 11 of the Bankruptcy Code, on May 4, 2001. The Bankruptcy Court confirmed the Plan on June 18, 2001 and the Plan became effective on June 29, 2001 (the "Effective Date"). As a consequence, we no longer operate under Chapter 11 protection.

     The Plan provides that, among other things, (i) in exchange for their notes, the holders of our 12 3/4% Junior Secured Notes, due June 2004 (the "Junior Secured Notes") will receive new junior secured notes (the "New Notes") in a principal amount equal to the par amount of the Junior Secured Notes, plus accrued and unpaid interest through June 29, 2001; (ii) in exchange for their notes and other claims, the holders of our Subordinated Notes and certain other unsecured creditors will receive their pro-rata share of 9,900,000 shares of new common stock, par value $.01 per share, of the restructured company (the "New Common Stock"); (iii) the holders of unsecured claims who have elected not to receive New Common Stock will receive cash payments totaling 30% of their claim without interest, with payment to be made in four equal annual installments commencing on June 30, 2002; (iv) the holders of 815 shares of Series B convertible preferred stock and 6,000 shares of Series C convertible preferred stock, in each case outstanding as of the Effective Date, will receive their pro-rata share of 7,300 shares of New Common Stock and warrants (designated as

"Series A Warrants") exercisable into 54,750 shares of New Common Stock; and (v) the holders of 62,589,980 shares of Old Common Stock outstanding as of the Effective Date will receive 92,700 shares of New Common Stock and Series A Warrants exercisable into 695,250 shares of New Common Stock. The Series A Warrants, when issued, will be immediately exercisable at a price per share equal to the total amount of liabilities converted into New Common Stock in accordance with the Plan divided by 10,000,000, and will have a term of five years from the Effective Date. In accordance with the Plan, we also entered into a two year $150 million credit agreement with our pre-petition lenders as of the Effective Date (see Liquidity and Capital Resources).

     As a result of the effectiveness of the Plan, we will adopt "fresh-start" reporting as of June 30, 2001 and create a new reporting entity. "Fresh-start" reporting will result in the recording of assets at reorganization value and liabilities at the present value of amounts to be paid at June 30, 2001.

RESULTS OF OPERATIONS

     Our consolidated net sales consist primarily of revenues derived from the sale and brokerage of scrap metals. We recognize revenues from processed product when title passes to the customer. Revenues related to brokerage sales are recognized upon receipt of the material by the customer. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are recorded against revenues.

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

     Non-cash and non-recurring expenses include costs recognized relating to one-time merger related costs, loss on sale of businesses, facility abandonment, shut-down and integration costs, including long-lived asset impairment charges, severance and other facility closure costs.

     Other income and expense consists principally of interest expense, interest income, gains or losses on the sale of fixed assets, and income and losses from joint ventures which represent an allocation of income and losses attributable to investments made by us in joint ventures. The joint ventures are accounted for under the equity method of accounting.

     Reorganization costs consists of expenses incurred as a result of the Chapter 11 proceedings including professional fees, fees paid to the United States Trustee's office, the write-off of deferred financing costs and liabilities resulting from the rejection of executory contract and unexpired leases.

     Our results of operations for Fiscal 2001 were negatively impacted by the adverse market conditions prevalent in the steel and scrap metals sectors during the year. These market conditions were characterized by weak demand for scrap metals combined with an abundant supply causing prices for scrap metals to decline precipitously. This decline resulted in part from the increase in scrap imports flowing into the United States. During this period of adverse market conditions, our sales were significantly lower than expected. Accordingly, we were unable to implement our strategy of maximizing inventory turns, resulting in losses associated with holding commodity inventories during declining markets. Additionally, we were unable to reduce operating expenses commensurately with volume which precluded us from covering fixed expenses and caused losses. Weak markets conditions in the steel sector during the recently completed fiscal year also led to bankruptcy filings by certain of our customers including, but not limited to, LTV Steel and Northwestern Steel & Wire Company. Bankruptcies of steel customers resulted in credit losses of $4.3 million during Fiscal 2001.

  Fiscal 2001 compared to Fiscal 2000

     Consolidated net sales for Fiscal 2001 and for the fiscal year ended March 31, 2000 ("Fiscal 2000") in broad product categories were as follows (in millions):

                                                           2001                          2000
                                                --------------------------    --------------------------
                                                            NET                           NET
                                                WEIGHT     SALES       %      WEIGHT     SALES       %
                                                ------     -----       -      ------     -----       -
COMMODITY (WEIGHT IN THOUSANDS)
Ferrous metals (tons).......................      4,071    $422.0     55.0      4,350    $482.6     52.7
Non-ferrous metals (lbs.)...................    528,150     276.4     36.1    583,860     288.6     31.5
Brokerage-ferrous (tons)....................        310      32.2      4.2        999     103.6     11.3
Brokerage-nonferrous (lbs.).................     38,623      17.1      2.2     72,906      20.5      2.3
Other.......................................         --      18.9      2.5         --      19.8      2.2
                                                           ------    -----               ------    -----
                                                           $766.6    100.0               $915.1    100.0
                                                           ======    =====               ======    =====

     Consolidated net sales decreased by $148.5 million (16.2%) to $766.6 million in Fiscal 2001 compared to consolidated net sales of $915.1 million in Fiscal 2000. The decrease in consolidated net sales was primarily due to lower volumes of ferrous and non-ferrous products sold during the period and lower average realized sales prices for ferrous commodities.

     Ferrous sales decreased by $60.6 million (12.6%) in Fiscal 2001 compared to ferrous sales in Fiscal 2000. During Fiscal 2001, our revenues were negatively impacted by deteriorating conditions in the scrap metals and steel industries which resulted in lower demand for ferrous metals and lower average realized sales prices which declined by $7 per ton for processed ferrous metals. Ferrous sales were also reduced by $3.5 million of sales adjustments recorded during December 2000 as a result of bankruptcy filings by two domestic steel companies.

     Non-ferrous sales decreased by $12.2 million (4.2%) in Fiscal 2001 compared to non-ferrous sales in Fiscal 2000. The decrease is primarily due to unit sales declining by 55.7 million pounds, offset by a $.03 per pound increase in average realized sales prices. Our average selling price for the non-ferrous product category is impacted by market conditions and the product mix of non-ferrous metals sold. The majority of our non-ferrous sales are derived from copper, aluminum and stainless steel.

     Brokerage ferrous sales decreased by $71.4 million (68.9%) in Fiscal 2001 compared to brokerage ferrous sales in Fiscal 2000. The decrease was primarily due to a contraction in our brokerage business resulting from credit concerns in trading markets of our brokerage customers.

     Brokerage non-ferrous sales decreased by $3.4 million (16.6%) in Fiscal 2001 compared to brokerage non-ferrous sales in Fiscal 2000. Although average realized sales prices for brokered non-ferrous products were $0.16 per pound higher in Fiscal 2001 compared to Fiscal 2000, the volume of non-ferrous metals brokered decreased by 34.3 million pounds.

     Gross profit was $61.9 million (8.1% of sales) in Fiscal 2001 compared to gross profit of $110.0 million (12.0% of sales) in Fiscal 2000. The decrease in consolidated gross profit reflects lower sales, increased operating expenses compared with Fiscal 2000 and weakening market conditions for scrap metals. The decreases in scrap metals prices also resulted in the recognition of inventory losses further reducing gross margins.

     General and administrative expenses were $56.3 million (7.3% of sales) in Fiscal 2001 compared to general and administrative expenses of $55.0 million (6.0% of sales) in Fiscal 2000. During Fiscal 2001, we took actions to reduce personnel related costs and began to realize the benefit of these cost reduction initiatives during the fourth quarter of Fiscal 2001. The overall increase in general and administrative expenses in Fiscal 2001 is primarily due to higher health insurance costs which offset declines in other categories of administrative expenses.

     Depreciation and amortization expense was $23.3 million (3.0% of sales) in Fiscal 2001 compared to depreciation and amortization expense of $27.2 million (3.0% of sales) in Fiscal 2000. The decrease in depreciation and amortization expense is the result of the goodwill impairment charge recorded as of October 1, 2000 which resulted in the elimination of goodwill amortization expense for periods after October 1, 2000.

     As of October 1, 2000, we changed our method of accounting for assessing whether an impairment exists in the recorded amount of acquired business unit goodwill and other intangible assets from an undiscounted cash flow method to a fair value method. As a result of applying the fair value method, we recorded a goodwill impairment charge of $280.1 million in Fiscal 2001 (see Note 1 to the consolidated financial statements included in Part IV, Item 14 of this Report).

     Non-cash and non-recurring expense was $6.4 million in Fiscal 2001. During Fiscal 2001, $5.8 million of non-cash charges were recorded for asset impairments including an impairment charge of $2.6 million relating to a note receivable issued in connection with the sale of our former Superior Forge subsidiary and $3.2 million relating to fixed asset impairments in scrap metals yards which we closed during the fourth quarter of Fiscal 2001. During Fiscal 2000, $5.0 million of non-cash and non-recurring expense was recorded to reflect termination and separation agreements with two of our former officers (see Note 4 to the consolidated financial statements included in Part IV, Item 14 of this Report).

     Loss from joint ventures was $3.5 million in Fiscal 2001 compared to income from joint ventures of $0.4 million in Fiscal 2000. The losses reflect our 28.5% share of losses incurred by Southern Recycling as a result of weakening market conditions for scrap metals. Additionally, as a result of these losses and continued adverse scrap industry conditions, we concluded that our investment was impaired and recorded a charge of $1.7 million to loss from joint ventures to reduce the carrying value of our investment in Southern Recycling to zero.

     Interest expense was $34.2 million (4.5% of sales) in Fiscal 2001 compared to interest expense of $38.0 million (4.2% of sales) in Fiscal 2000. The decrease in interest expense in Fiscal 2001 was a result of lower borrowings under credit facilities and interest expense not accrued for unsecured debt after the Petition Date.

     Reorganization costs recognized in Fiscal 2001 represent professional fees and other expenses associated with the Chapter 11 proceedings and the write-off of deferred financing costs (see Note 2 to the consolidated financial statements included in Part IV, Item 14 of this Report).

     As a result of uncertainties regarding our ability to realize previously recognized tax benefits following the initiation of the Chapter 11 proceedings, we recorded an income tax expense of $8.3 million during the six months ended September 30, 2000 in order to provide a valuation allowance against net deferred tax assets. We continue to fully reserve any tax benefits associated with our operating losses.

     Net loss, after preferred stock dividends, was $365.6 million ($6.18 per share) in Fiscal 2001 compared to a net loss, after preferred stock dividends, of $13.9 million ($0.26 per share) in Fiscal 2000. The increase in the net loss is primarily due to the goodwill impairment charge recorded in Fiscal 2001, expenses associated with the Chapter 11 proceedings, as well as higher operating losses incurred as a result of deteriorating conditions in the scrap metals industry in Fiscal 2001.

  Fiscal 2000 compared to Fiscal 1999

     Consolidated net sales for Fiscal 2000 and fiscal year ended March 31, 1999 ("Fiscal 1999") in broad product categories were as follows (in millions):

                                                           2000                          1999
                                                --------------------------    --------------------------
                                                            NET                           NET
                                                WEIGHT     SALES       %      WEIGHT     SALES       %
                                                ------     -----       -      ------     -----       -
COMMODITY (WEIGHT IN THOUSANDS)
Ferrous metals (tons).......................      4,350    $482.6     52.7      3,795    $407.3     50.6
Non-ferrous metals (lbs.)...................    583,860     288.6     31.5    535,883     246.1     30.6
Brokerage-ferrous (tons)....................        999     103.6     11.3      1,157     114.1     14.2
Brokerage-nonferrous (lbs.).................     72,906      20.5      2.3     91,360      23.6      2.9
Other.......................................         --      19.8      2.2         --      14.2      1.7
                                                           ------    -----               ------    -----
                                                           $915.1    100.0               $805.3    100.0
                                                           ======    =====               ======    =====

     Consolidated net sales increased by $109.8 million (13.6%) to $915.1 million in Fiscal 2000 from $805.3 million in Fiscal 1999. The increase in consolidated net sales is principally due to higher units sold and higher average realized sales prices in both the ferrous and non-ferrous product categories.

     Ferrous sales increased by $75.3 million (18.5%) in Fiscal 2000 compared to ferrous sales in Fiscal 1999. Ferrous sales in Fiscal 2000 reflect a 14.6% increase in units sold and higher average realized sales prices resulting from improving market conditions. Our average sales price for ferrous metals sold increased by 3.4% to $111 per ton in Fiscal 2000 compared with Fiscal 1999. Ferrous sales also increased in Fiscal 2000 over the prior year period as a result of the inclusion of the sales of Metal Management Northeast and Metal Management Connecticut for the entire period of Fiscal 2000 compared with Fiscal 1999 in which the sales of those businesses were only included for nine months.

     Non-ferrous sales increased by $42.5 million (17.3%) in Fiscal 2000 compared to non-ferrous sales in Fiscal 1999. Non-ferrous sales during Fiscal 2000 reflect a 9.0% increase in units sold, higher average realized sales prices and a change in product mix. Non-ferrous sales of stainless steel and high temperature alloys benefited from higher nickel prices in Fiscal 2000. Our average selling price for the non-ferrous product category is impacted by market conditions and the product mix of non-ferrous metals sold. The majority of our non-ferrous sales are derived from stainless steel, copper and aluminum.

     Brokerage ferrous sales decreased by $10.5 million (9.2%) in Fiscal 2000 compared to brokerage ferrous sales in Fiscal 1999. The decrease was principally the result of lower units sold, offset by an increase in average realized sales price. The substantial consolidation of the scrap metal recycling industry in Ohio, Michigan and Indiana has resulted in reduced opportunities for brokering scrap metals in an important market for our brokerage activities.

     Brokerage non-ferrous sales decreased by $3.1 million (13.1%) in Fiscal 2000 compared to brokerage non-ferrous sales in Fiscal 1999. Although units of non-ferrous metals brokered decreased by 18.5 million pounds (20.2%), average realized sales prices for non-ferrous brokered metals increased to $0.28 per pound in Fiscal 2000, compared with $0.26 per pound in Fiscal 1999.

     Gross profit improved to $110.0 million (12.0% of sales) in Fiscal 2000 from 8.1% of net sales in Fiscal 1999. The improvement in the gross profit reflects higher material margins realized from improved market conditions, better purchasing practices and the benefits from our consolidation and integration initiatives undertaken during Fiscal 2000. Gross profit in Fiscal 1999 was adversely impacted by inventory write-downs recorded principally to reflect lower of cost or market adjustments arising from adverse market conditions.

     General and administrative expense was $55.0 million (6.0% of sales) in Fiscal 2000 compared to general and administrative expense of $56.3 million (7.0% of sales) in Fiscal 1999. The decrease in general and administrative expenses reflect reductions in executive and administrative personnel and other cost containment initiatives undertaken in Fiscal 1999 and 2000. These cost reduction initiatives more than offset the inclusion of a full year of general and administrative expense from those companies that were acquired during Fiscal 1999, the general and administrative expenses of which were included in our results of operations only for a portion of Fiscal 1999.

     Depreciation and amortization expense was $27.2 million (3% of sales) in Fiscal 2000 compared to depreciation and amortization expense of $25.6 million (3.2% of sales) in Fiscal 1999. The increase is attributed to the inclusion of a full year of goodwill amortization and depreciation of fixed assets of the businesses we acquired in Fiscal 1999.

     In Fiscal 2000, we recorded non-cash and non-recurring expenses of $5.0 million. In Fiscal 1999, we recorded non-cash and non-recurring expenses of $16.2 million (see Note 4 to the consolidated financial statements included in Part IV, Item 14 of this Report, for a description of these costs).

     Income from joint ventures was $0.4 million in Fiscal 2000 compared to a loss from joint ventures of $1.9 million in Fiscal 1999. Fiscal 2000 income from joint ventures was primarily derived from our investment in Southern Recycling. In Fiscal 1999, our joint venture interests in three scrap metals recycling companies generated losses due to adverse market conditions in the scrap metals industry. We liquidated our interests in these three joint ventures during Fiscal 2000, the results of which were not material.

     Interest expense was $38.0 million (4.2% of sales) in Fiscal 2000 compared to interest expense of $31.3 million (3.9% of sales) in Fiscal 1999. The increase in interest expense is primarily attributable to higher borrowings under the our pre-petition credit facility (the "Predecessor Facility") which was needed to fund our operating and investing activities, an increase in the applicable base interest rates payable under the Predecessor Facility, and interest expense resulting from the issuance of the Junior Secured Notes in Fiscal 2000.

     Other expense was $0.3 million in Fiscal 2000 compared to other income of $2.1 million in Fiscal 1999. The decrease in other income is primarily related to losses on sales of fixed assets during Fiscal 2000 and reduced interest income in Fiscal 2000 compared with Fiscal 1999.

     Net loss, after preferred stock dividends, was $13.9 million ($0.26 per share) in Fiscal 2000 compared to a net loss, after preferred stock dividends, of $49.7 million ($1.24 per share) in Fiscal 1999. The decrease in the net loss is due to improvements we were able to achieve in our gross margin resulting from improved scrap metals market conditions and the realization of consolidation and integration benefits. These benefits from our consolidation and integration efforts are evidenced by our reduced general and administrative expenses and increased gross profits compared with the prior year period.

     We recorded an income tax benefit of $2.8 million in Fiscal 2000 which yielded an effective tax rate of 18.7% compared to an income tax benefit of $17.0 million in Fiscal 1999 which yielded an effective tax rate of 26.6%. Our effective tax rate differs from the statutory rate primarily due to permanent differences caused by non-deductible goodwill amortization and certain other non-deductible, non-cash and non-recurring expenses.

     In Fiscal 1999, we recognized an extraordinary charge of $0.9 million, net of taxes, related to the early retirement of debt and other costs principally incurred in connection with the closing of the Senior Credit Facility (see Note 9 to the consolidated financial statements included in Part IV, Item 14 of this Report for a description of these costs).

LIQUIDITY AND CAPITAL RESOURCES

     On November 20, 2000, we initiated the Chapter 11 proceedings to address certain operational and liquidity issues that we faced at that time. Although the Plan will result in a reduction in debt of approximately $220 million (including accrued interest and accounts payable outstanding as of the Petition
Date), further improvements in our liquidity position will be subject to the success of initiatives we are undertaking to reduce operating expenses and the effects on our liquidity of market conditions in the scrap metals industry. Our uses of capital are expected to include working capital for operating expenses and satisfaction of current liabilities, capital expenditures, and interest payments on outstanding borrowings.

     In connection with the Chapter 11 proceedings, we entered into a $200 million Post-Petition Credit Agreement (the "DIP Agreement") by and among BT Commercial Corporation, as Agent for the lenders, and us that established a lending arrangement while we were in bankruptcy. Loans under the DIP Agreement were available to fund working capital needs and for general corporate purposes. Borrowings under the DIP Agreement were limited by the amount of eligible collateral based upon a formula equal to 85% of eligible accounts receivable, 70% of eligible inventory, and a fixed asset sublimit of $40.1 million. In addition, the DIP Agreement provided a supplemental advance of $20 million. Our obligations under the DIP Agreement were secured by substantially all of our assets. Proceeds from the DIP Agreement were used to repay borrowings outstanding under the Predecessor Facility. Under the DIP Agreement, we were required to make monthly interest payments on outstanding loan balances at the prime rate (as specified by Deutsche Bank AG, New York Branch) plus 150 basis points on the first day of each month. In addition, the DIP Agreement also required us pay an unused monthly commitment fee of .375% on the undrawn portion of the facility.

     The DIP Agreement contained certain measurable covenants which needed to be satisfied to allow us to continue borrowing under that agreement. In the period ended March 31, 2001, we were unable to satisfy certain financial covenants under the DIP Agreement requiring the generation of minimum levels of EBITDA. We sought and received waivers from our lenders with respect to these covenant violations.

     In accordance with our Plan, the DIP Agreement was replaced by a Post Confirmation Credit Agreement which provides for a revolving credit and letter of credit facility of $150 million (the "New Credit Agreement"). The New Credit Agreement was entered into by BT Commercial Corporation, as agent for the lenders, the lenders party thereto and us and expires on June 29, 2003. The New Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the New Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit of $40.1 million, which amortizes on a quarterly basis and under certain other conditions. In addition, approximately $15 million of supplemental availability is provided under the New Credit Agreement, subject to periodic amortization and other reductions. A security interest in substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries, has been granted to the agent under the new credit facility to secure our obligations under the New Credit Agreement. The New Credit Agreement provides us with the option of borrowing based either on the prime rate (as specified by Deutsche Bank AG, New York Branch) or the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the New Credit Agreement, we pay a fee of .375% on the undrawn portion of the facility. In consideration for the New Credit Agreement, we paid a closing fee of $1 million and may be required to pay a $2 million facility fee on June 30, 2002, unless we are able to meet certain financial objectives.

     The New Credit Agreement requires us to meet certain financial tests, including an interest coverage ratio and a leverage ratio (as defined in the New Credit Agreement). The New Credit Agreement also contains covenants which, among other things, limit the amount of capital expenditures, the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments of certain other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

     Our ability to meet financial ratios and tests in the future may be affected by events beyond our control. While we currently expect to be in compliance with the covenants and satisfy the financial ratios and tests in the future, there can be no assurance that we will meet such financial ratios and tests or that we will be able to obtain future amendments to the New Credit Agreement, if so needed, to avoid a default. In the event of default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable.

     At March 31, 2001, we had approximately $335.9 million in principal amount of indebtedness for borrowed money outstanding, including $182.9 million of indebtedness subject to compromise. As a result of the Plan, the $182.9 million of indebtedness subject to compromise (together with interest thereon and certain other indebtedness) will be converted into New Common Stock, resulting in the elimination of in excess of $18 million of annual interest expense, and as a consequence, significantly reducing fixed charges.

     On May 7, 1999, we issued $30.0 million aggregate par amount of Junior Secured Notes in a private placement pursuant to exemptions under the Securities Act of 1933. The Junior Secured Notes were issued at 90% of their stated principal amount at maturity. Pursuant to the Plan, on the Effective Date, the Junior Secured Notes were exchanged for New Notes, having an outstanding principal balance of $33.9 million. The New Notes mature on June 15, 2004 and bear interest at the rate of 12 3/4% per annum. Interest on the New Notes is payable semi-annually during June and December of each year. The New Notes are our senior obligations and will rank equally in right of payment with all of our unsubordinated debt, including our indebtedness under the New Credit Agreement, and senior in right of payment to all of our subordinated debt.

     The New Notes are redeemable at our option (in multiples of $10.0 million) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest. The New Notes are redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event we experience a change of control. Subject to certain exceptions, the New Notes are redeemable at the option of the holders of such notes at a repurchase price of 100% of the principal amount thereof, plus accrued and unpaid interest, in the event we make certain asset sales.

     The Indenture governing the Junior Secured Notes was amended and restated in accordance with the Plan in order to reflect, among other things, the increase in the principal amount of the New Notes. The Indenture, as amended, contains restrictions including limits on, among other things, our ability to:
(i) incur additional indebtedness; (ii) pay dividends or distributions on our capital stock or repurchase our capital stock; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) create liens on our assets;
(vi) enter into transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer and sell assets or enter into sale and leaseback transactions.

     Our future cash needs will be driven by working capital requirements, planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves. Capital expenditures were approximately $11.1 million in Fiscal 2001 representing approximately 57% of depreciation expense in Fiscal 2001. Capital expenditures are planned to be approximately $12 million in the current fiscal year ending March 31, 2002 as we make additional investments in our businesses which will increase production and capacity. We do not expect such capital expenditures to have a material adverse effect on our liquidity. We expect to fund our working capital needs and capital expenditures with cash generated from operations, supplemented by undrawn borrowing availability under the New Credit Agreement. We believe these sources of capital will be sufficient to fund planned capital expenditures and working capital requirements for the foreseeable future, although there can be no assurance that this will be the case. In addition, the instruments governing the New Credit Agreement and the New Notes will limit our ability to incur additional debt to fund significant acquisition or expansion opportunities unless and until our results of operations show significant improvement for four consecutive quarters. As of July 19, 2001, we had outstanding borrowings of approximately $115 million under the New Credit Agreement and undrawn availability of approximately $13 million.

  Cash Flows from Continuing Operations

     Net cash provided by operating activities of $63.2 million during Fiscal 2001 resulted primarily from $88.7 million of cash generated from working capital offset by losses from operations for the period. During Fiscal 2001, collections on accounts and other receivable were $71.8 million and inventories and accounts payable were reduced by $30.5 million and $18.3 million, respectively.

  Cash Flows from Investing Activities

     During Fiscal 2001, we used $9.4 million of cash for investing activities. Purchases of property and equipment were $11.1 million, while we generated $1.8 million of cash from the sale of redundant fixed assets. Proceeds from the sale of property and equipment include assets sold as part of our plan to abandon and consolidate certain facilities.

  Cash Flows from Financing Activities

     During Fiscal 2001, our financing activities used $53.7 million of cash. As a result of the Chapter 11 proceedings, borrowings on the DIP Agreement and cash generated from reductions in working capital were used to repay outstanding balances under our Predecessor Facility.

FINANCIAL CONDITION

  Working Capital Availability and Requirements

     Our accounts receivable balances decreased from $155.9 million at March 31, 2000 to $79.6 million at March 31, 2001 principally due to improved collections of accounts receivable and lower sales.

     Our accounts payable balances decreased from $76.1 million at March 31, 2000 to $37.9 million at March 31, 2001. The decrease in accounts payable resulted principally from a reduction in the amount of scrap metal purchases made by us. As a result of the Chapter 11 proceedings, $15.9 million of non-critical vendor accounts payable is classified as subject to compromise and will be discharged in accordance with our Plan.

     Inventory levels can vary significantly among our operations and with changes in market conditions. Our inventories consist of the following categories at March 31, (in thousands):

                                                       MARCH 31, 2001    MARCH 31, 2000
                                                       --------------    --------------
Ferrous metals.....................................       $20,685           $38,344
Non-ferrous metals.................................        18,050            28,069
Other..............................................         1,038             3,862
                                                          -------           -------
                                                          $39,773           $70,275
                                                          =======           =======

     Ferrous inventory dollars decreased primarily due to fewer units of ferrous material on hand and lower average purchase costs per ton as of March 31, 2001 compared to March 31, 2000. Non-ferrous inventory decreased primarily due to fewer units of non-ferrous materials on hand at March 31, 2001 compared to March 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended). We adopted SFAS No. 133 on April 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of SFAS No. 133 will result in cumulative after-tax decrease in net earnings of $0.4 million in the first quarter of Fiscal 2002. The adoption will also impact the associated assets. We believe that the changes in fair value of these instruments will not significantly impact our results of operations or our financial position.

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

COMMODITY PRICE RISK

     We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals which are at times volatile. See the discussion under the heading "Investment Considerations -- The metals recycling industry is highly cyclical," included in Part I, Item 1 of this Report. We attempt to mitigate this risk by turning our inventories as rapidly as possible instead of holding inventories in speculation of higher commodity prices. However, as proved to be the case in Fiscal 1999, we may not always be successful in controlling the risks, particularly in periods of low demand for scrap metals. During Fiscal 1999, we were required to write down the value of our inventories by approximately $17 million principally as a result of lower cost or market inventory adjustments.

     We employ various strategies to mitigate the risk of fluctuations in the price of non-ferrous metals. None of the instruments employed by us to hedge these risks are entered into for trading purposes or speculation, but instead are effected as hedges of underlying physical transactions and commitments.

INTEREST RATE RISK

     We are exposed to interest rate risk on our long-term fixed interest rate debt and on our floating rate borrowings. As of July 19, 2001, long-term fixed borrowings consist only of $33.9 million principal of New Notes which bear interest at a fixed rate of 12 3/4%. Changes in interest rates could cause the fair market value of debt with a fixed interest rate to increase or decrease, and thus increase or decrease the amount required to refinance the debt. Our borrowings on our New Credit Agreement will bear interest on either the prime rate of interest or LIBOR plus a margin. Any increase in either base rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. As of July 19, 2001, we had outstanding borrowings of $115 million under the New Credit Agreement, all of which bears interest at floating rates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values and estimated fair values of futures contracts and long-term debt were as follows at March 31, (in thousands):

                                                                2001                    2000
                                                        --------------------    --------------------
                                                        CARRYING      FAIR      CARRYING      FAIR
                                                         AMOUNT      VALUE       AMOUNT      VALUE
                                                        --------     -----      --------     -----
Futures contracts...................................    $    617    $    259    $    479    $    524
Long-term debt, less current maturities.............    $150,533    $146,682    $382,601    $337,406
Debt subject to compromise..........................    $182,895    $  3,345    $      0    $      0

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS:

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF METAL MANAGEMENT, INC. AND
                                  SUBSIDIARIES

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................     F-1
Consolidated Statements of Operations for the years ended
  March 31, 2001, 2000 and 1999.............................     F-2
Consolidated Balance Sheets at March 31, 2001 and 2000......     F-3
Consolidated Statements of Cash Flows for the years ended
  March 31, 2001, 2000 and 1999.............................     F-4
Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2001, 2000 and 1999.................     F-5
Notes to Consolidated Financial Statements..................     F-6

(2) FINANCIAL STATEMENT SCHEDULES:
Schedule II -- Valuation and qualifying accounts -- for the
  years ended March 31, 2001, 2000 and 1999.................    F-32

     Schedules not listed above have been omitted because they are not required or they are inapplicable.

(3) EXHIBITS:

     A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

(B) REPORTS ON FORM 8-K:

     We did not file any reports on Form 8-K during the fourth quarter of Fiscal 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois on July 30, 2001.

                                          METAL MANAGEMENT, INC.

                                          By:      /s/ ALBERT A. COZZI
                                            ------------------------------------
                                            Albert A. Cozzi
                                            Chairman of the Board and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 24, 2001.

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

                /s/ MICHAEL W. TRYON                     President and Chief Operating Officer
-----------------------------------------------------
                  Michael W. Tryon

                /s/ DANIEL W. DIENST                     Director
-----------------------------------------------------
                  Daniel W. Dienst

                /s/ JOHN T. DILACQUA                     Director
-----------------------------------------------------
                  John T. DiLacqua

               /s/ KEVIN P. MCGUINNESS                   Director
-----------------------------------------------------
                 Kevin P. McGuinness

                /s/ HAROLD J. ROUSTER                    Director
-----------------------------------------------------
                  Harold J. Rouster

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Metal Management, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 33 present fairly, in all material respects, the financial position of Metal Management, Inc. and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 33 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for assessing whether an impairment exists in the recorded amount of acquired business unit goodwill and other intangible assets in 2001.

     As discussed in Notes 1 and 2 to the consolidated financial statements, the Company filed for Chapter 11 bankruptcy protection on November 20, 2000. At March 31, 2001, the Company was operating as a debtor-in-possession. The Company emerged from Chapter 11 bankruptcy on June 29, 2001. The consolidated financial statements at March 31, 2001 do not give effect to any adjustments in the carrying value of assets or the amounts or classification of liabilities that will be recorded upon the adoption of "fresh start" accounting.

PricewaterhouseCoopers LLP

Chicago, Illinois
July 24,2001

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                      YEARS ENDED MARCH 31,
                                                                ---------------------------------
                                                                  2001         2000        1999
                                                                  ----         ----        ----
NET SALES                                                       $ 766,591    $915,140    $805,274
Cost of sales                                                     704,717     805,155     740,061
                                                                ---------    --------    --------
Gross profit                                                       61,874     109,985      65,213
OPERATING EXPENSES:
  General and administrative                                       56,312      55,021      56,348
  Depreciation and amortization                                    23,341      27,167      25,634
  Goodwill impairment (Note 1)                                    280,132           0           0
  Non-cash and non-recurring expenses (Note 4)                      6,399       5,014      16,196
                                                                ---------    --------    --------
Total operating expenses                                          366,184      87,202      98,178
                                                                ---------    --------    --------
Operating income (loss) from continuing operations               (304,310)     22,783     (32,965)
OTHER INCOME (EXPENSE):
  Income (loss) from joint ventures (Note 1)                       (3,449)        410      (1,921)
  Interest expense                                                 34,159      38,043      31,332
  Interest and other income (expense), net                            519        (276)      2,148
                                                                ---------    --------    --------
  Loss from continuing operations before reorganization
     costs, income taxes and extraordinary charge                (341,399)    (15,126)    (64,070)
Reorganization costs (Note 2)                                      15,632           0           0
                                                                ---------    --------    --------
  Loss from continuing operations before income taxes and
     extraordinary charge                                        (357,031)    (15,126)    (64,070)
Provision (benefit) for income taxes                                8,291      (2,832)    (17,036)
                                                                ---------    --------    --------
Loss from continuing operations before extraordinary charge      (365,322)    (12,294)    (47,034)
DISCONTINUED OPERATIONS (NOTE 5):
  Gain on sale of discontinued operations, net of income
     taxes                                                              0         376         117
                                                                ---------    --------    --------
Loss before extraordinary charge                                 (365,322)    (11,918)    (46,917)
Extraordinary charge for early retirement of debt, net of
  income taxes (Note 9)                                                 0           0         938
                                                                ---------    --------    --------
NET LOSS                                                         (365,322)    (11,918)    (47,855)
Preferred stock dividends                                            (295)     (2,021)     (1,815)
                                                                ---------    --------    --------
NET LOSS APPLICABLE TO COMMON STOCK                             $(365,617)   $(13,939)   $(49,670)
                                                                =========    ========    ========
BASIC EARNINGS (LOSS) PER SHARE:
  Loss from continuing operations                               $   (6.18)   $  (0.27)   $  (1.22)
  Gain on sale of discontinued operations                            0.00        0.01        0.00
  Extraordinary charge                                               0.00        0.00       (0.02)
                                                                ---------    --------    --------
  Net loss applicable to Common Stock                           $   (6.18)   $  (0.26)   $  (1.24)
                                                                =========    ========    ========
  Weighted average shares outstanding                              59,131      54,333      40,139
DILUTED EARNINGS (LOSS) PER SHARE:
  Loss from continuing operations                               $   (6.18)   $  (0.27)   $  (1.22)
  Gain on sale of discontinued operations                            0.00        0.01        0.00
  Extraordinary charge                                               0.00        0.00       (0.02)
                                                                ---------    --------    --------
  Net loss applicable to Common Stock                           $   (6.18)   $  (0.26)   $  (1.24)
                                                                =========    ========    ========
  Weighted average diluted shares outstanding                      59,131      54,333      40,139

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                     MARCH 31,
                                                                --------------------
                                                                  2001        2000
                                                                  ----        ----
                           ASSETS
Current assets:
  Cash and cash equivalents                                     $  1,428    $  1,396
  Accounts receivable, net                                        79,607     155,935
  Inventories (Note 6)                                            39,773      70,275
  Prepaid expenses and other assets                               11,394       9,082
  Deferred taxes (Note 10)                                             0       6,090
                                                                --------    --------
     Total current assets                                        132,202     242,778
Property and equipment, net (Note 7)                             148,083     165,197
Goodwill, net (Note 1)                                                 0     282,418
Deferred financing costs and other intangibles, net                2,204      12,300
Deferred taxes (Note 10)                                               0       2,201
Investments in joint ventures                                        413       3,473
Other assets                                                       1,890       2,613
                                                                --------    --------
     TOTAL ASSETS                                               $284,792    $710,980
                                                                ========    ========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt (Note 9)                    $  2,444    $  2,109
  Accounts payable                                                37,927      76,094
  Accrued interest                                                 4,149       8,524
  Other accrued liabilities                                       10,610      15,618
                                                                --------    --------
     Total current liabilities                                    55,130     102,345
Long-term debt, less current portion (Notes 8 & 9)               150,533     382,601
Other liabilities                                                  2,152       3,900
                                                                --------    --------
     Total long-term liabilities                                 152,685     386,501
Liabilities subject to compromise (Note 2)                       220,234           0
Commitments and contingencies (Note 12)
Stockholders' equity (deficit):
Convertible Preferred Stock, $.01 par value, $1,000 stated
  value; 4,000,000 shares authorized:
  Series B, 4.5%; 20,743 and 20,715 shares issued; 815 and
     1,177 shares outstanding at March 31, 2001 and 2000,
     respectively                                                    815       1,177
  Series C, 6.9%; 6,000 shares issued and outstanding at
     March 31, 2001 and 2000                                       5,100       5,100
Common Stock, $.01 par value -- 140,000,000 shares
  authorized; 60,899,898 and 57,711,427 shares issued and
  outstanding at March 31, 2001 and 2000, respectively               542         577
Warrants, exercisable into 8,269,822 and 8,326,072 shares of
  Common Stock at March 31, 2001 and 2000, respectively           40,428      40,428
Additional paid-in-capital                                       271,319     270,696
Accumulated deficit                                             (461,461)    (95,844)
                                                                --------    --------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (143,257)    222,134
                                                                --------    --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $284,792    $710,980
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         YEARS ENDED MARCH 31,
                                                                ---------------------------------------
                                                                  2001          2000           19998
                                                                  ----          ----           -----
CASH FLOWS FROM CONTINUING OPERATIONS:
Net loss from continuing operations                             $(365,322)   $   (12,294)   $   (47,034)
Adjustments to reconcile net loss from continuing operations to cash flows from continuing operations:
    Depreciation and amortization                                  23,341         27,167         25,634
    Amortization of debt issuance costs and bond discount           3,478          3,428          2,156
    Deferred income taxes                                           8,291         (3,698)       (16,584)
    (Income) loss from joint ventures                               3,534           (410)         1,921
    Non-cash and non-recurring expense (income)                     5,792            143         (6,776)
    Long-lived asset impairments                                  280,132              0         17,161
    Non-cash reorganization expenses                                9,044              0              0
    Penalties paid on early retirement of debt                          0              0           (973)
    Provision for uncollectible receivables                         5,678          2,343            982
    Other                                                             509          1,338            608
Changes in assets and liabilities, net of acquisitions and
  dispositions:
    Accounts and other receivables                                 71,809        (53,503)        48,562
    Inventories                                                    30,502         (9,461)        22,275
    Accounts payable                                              (18,329)        13,864        (12,511)
    Other                                                           4,717            193          5,066
                                                                ---------    -----------    -----------
Cash flows from continuing operations                              63,176        (30,890)        40,487
CASH FLOWS USED BY INVESTING ACTIVITIES:
  Purchases of property and equipment                             (11,133)        (9,959)       (20,579)
  Acquisitions, net of cash acquired                                    0         (4,609)      (185,030)
  Proceeds from sale of property and equipment                      1,815          1,994          1,557
  Dispositions, net of cash sold                                        0              0         14,242
  Costs of operating lease buyouts                                      0              0        (10,817)
  Other                                                               (83)         1,418         (2,358)
                                                                ---------    -----------    -----------
Net cash used by investing activities                              (9,401)       (11,156)      (202,985)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuances of long-term debt                                     638,557      1,071,178      1,438,430
  Repayments of long-term debt                                   (809,540)    (1,022,018)    (1,266,331)
  Fees paid to issue long-term debt                                (4,359)        (2,361)       (11,649)
  Redemptions of convertible preferred stock                            0         (6,215)        (1,057)
  Issuances (redemptions) of Common Stock                             (67)             0          1,132
  Net borrowings on post-petition financing agreement             121,666              0              0
  Cash dividends paid on convertible preferred stock                    0              0           (227)
                                                                ---------    -----------    -----------
Net cash provided by (used by) financing activities               (53,743)        40,584        160,298
                                                                ---------    -----------    -----------
CASH FLOWS FROM DISCONTINUED OPERATIONS, NET OF DIVESTITURE
  PROCEEDS                                                              0            376            218
                                                                ---------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                   32         (1,086)        (1,982)
Cash and cash equivalents at beginning of period                    1,396          2,482          4,464
                                                                ---------    -----------    -----------
Cash and cash equivalents at end of period                      $   1,428    $     1,396    $     2,482
                                                                =========    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                   $  25,800    $    34,833    $    19,987
Income taxes paid (refunded)                                    $    (495)   $    (1,867)   $       471

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         (in thousands, except shares)

                                    PREFERRED STOCK              COMMON STOCK
                             ------------------------------   -------------------
                                                                NUMBER                         ADDITIONAL   RETAINED
                                                                  OF                            PAID-IN-    EARNINGS
                             SERIES A   SERIES B   SERIES C     SHARES     AMOUNT   WARRANTS    CAPITAL     (DEFICIT)     TOTAL
                             --------   --------   --------     ------     ------   --------   ----------   ---------     -----

BALANCE AT MARCH 31, 1998    $ 13,981   $19,027     $    0    34,080,830    $341    $47,000     $200,275    $ (32,235)  $ 248,389
Conversion of preferred
  stock                       (11,387)   (9,645)         0    10,140,257     101          0       20,775            0        (156)
Equity issued for
  acquisitions                      0         0      5,100     4,272,776      43        699       39,572            0      45,414
Preferred stock dividends         313       522          0             0       0          0            0       (1,815)       (980)
Warrants issued to
  employees                         0         0          0             0       0     (6,776)           0            0      (6,776)
Exercise of stock options
  and warrants                      0         0          0       186,741       2       (306)         987            0         683
Other                           1,113       973          0       210,294       2        128       (1,731)           0         485
Net loss                            0         0          0             0       0          0            0      (47,855)    (47,855)
                             --------   -------     ------    ----------    ----    -------     --------    ---------   ---------

BALANCE AT MARCH 31, 1999       4,020    10,877      5,100    48,890,898     489     40,745      259,878      (81,905)    239,204
Conversion of preferred
  stock                        (1,620)   (7,393)         0     8,329,647      83          0        9,498            0         568
Cash redemption of
  preferred stock              (2,462)   (2,500)         0             0       0          0            0       (1,241)     (6,203)
Equity issued for
  acquisitions                      0         0          0       322,467       3          0          275            0         278
Preferred stock dividends          62       193          0             0       0          0            0         (780)       (525)
Other                               0         0          0       168,415       2       (317)       1,045            0         730
Net loss                            0         0          0             0       0          0            0      (11,918)    (11,918)
                             --------   -------     ------    ----------    ----    -------     --------    ---------   ---------

BALANCE AT MARCH 31, 2000           0     1,177      5,100    57,711,427     577     40,428      270,696      (95,844)    222,134
Conversion of preferred
  stock                             0      (390)         0     3,110,053      31          0          778            0         419
Repurchase of Common Stock          0         0          0             0     (61)         0            0            0         (61)
Preferred stock dividends           0        28          0             0       0          0            0         (295)       (267)
Other                               0         0          0        78,418      (5)         0         (155)           0        (160)
Net loss                            0         0          0             0       0          0            0     (365,322)   (365,322)
                             --------   -------     ------    ----------    ----    -------     --------    ---------   ---------
BALANCE AT MARCH 31, 2001    $      0   $   815     $5,100    60,899,898    $542    $40,428     $271,319    $(461,461)  $(143,257)
                             ========   =======     ======    ==========    ====    =======     ========    =========   =========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
     Metal Management, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") are principally engaged in the business of collection and processing of ferrous and non-ferrous metals for resale to metals brokers, steel producers, and producers and processors of other metals. The Company collects industrial scrap and obsolete scrap, processes it into reusable forms, and supplies the recycled metals to its customers, including mini-mills, integrated steel mills, foundries and metals brokers. These services are provided through the Company's recycling facilities located in 14 states. The Company's ferrous products primarily include shredded, sheared, cold briquetted, bundled scrap, turnings and broken furnace iron. The Company also processes non-ferrous metals, including aluminum, stainless steel, copper, brass, titanium and high-temperature alloys, using similar techniques and through application of certain of the Company's proprietary technologies. Prior to April 1996, the Company was engaged in the business of designing, manufacturing and marketing color printers and related color printer consumable products (see Note 5 -- Discontinued Operations).

BASIS OF PRESENTATION
     The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All significant intercompany accounts, transactions and profits have been eliminated in consolidation. Investments in less than majority-owned companies (principally corporate joint ventures), which engage in ferrous and non-ferrous scrap metals recycling, are accounted for using the equity method.

     On November 20, 2000 (the "Petition Date"), the Company filed voluntary petitions (Case Nos. 00-4303 -- 00-4331 (SLR)) commencing cases under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). During the course of the bankruptcy proceedings, the Company operated its business as a debtor-in-possession. These bankruptcy proceedings are referred to as the "Chapter 11 proceedings" herein. An Official Committee of Unsecured Creditors (the "Committee"), which represented the interests of all unsecured creditors of the Company, was appointed during January 2001 in the Chapter 11 proceedings. The bankruptcy filing resulted from a sequence of events stemming primarily from significant operating losses and decreased liquidity experienced during fiscal 2001, which culminated in the Company's inability to make a $9 million interest payment due on its 10% Senior Subordinated Notes due May 2008 (the "Subordinated Notes") on November 15, 2000. The Company's poor operating results and the resulting decrease in liquidity are primarily due to unprecedented cycles of declines in prices and demand for scrap metals exacerbated by high levels of fixed costs associated with the Company's leveraged capital structure.

     In a Chapter 11 bankruptcy, substantially all liabilities of a debtor as of the filing date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the debtor continues their business operations as a debtor-in-possession. In addition, under the Bankruptcy Code, a debtor may assume or reject executory contracts and unexpired leases. Additional pre-petition claims may arise from such rejections, and from the determination by the Bankruptcy Court (or as agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. From time to time during the Chapter 11 proceedings, the Bankruptcy Court approved motions allowing the Company to reject certain business contracts that were deemed burdensome or otherwise conveyed no value to the Company.

     In furtherance of an agreement reached between the Company and the holders of a significant percentage of its prepetition debt prior to the initiation of the Chapter 11 proceedings, the Company filed a Plan of Reorganization (the "Plan") pursuant to Chapter 11 of the Bankruptcy Code on May 4, 2001. The Bankruptcy Court confirmed the Plan on June 18, 2001 and the Plan became effective as of June 29, 2001

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(the "Effective Date"). As a consequence, from and after the Effective Date, the Company no longer operates under Chapter 11 protection. See Note 2 -- Plan of Reorganization for additional information.

     The consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business and have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." SOP 90-7 provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and have reorganized in accordance with, the Bankruptcy Code. SOP No. 90-7 requires the segregation of liabilities subject to compromise as of the Petition Date and identification of transactions and events that are directly associated with the reorganization of the Company.

     See Note 2 -- Plan of Reorganization for a presentation of the unaudited proforma balance sheet illustrating the effect of the Company's Plan and the effect of implementing certain fresh start accounting adjustments as required by SOP 90-7.

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

REVENUE RECOGNITION
     Revenues for processed product sales are recognized when title passes to the customer. Revenue relating to brokered sales are recognized upon receipt of the materials by the customer. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are recorded against revenues as incurred.

SHIPPING AND HANDLING REVENUES AND COSTS
     The Company classifies shipping and handling charges billed to customers as revenue. The Company classifies shipping and handling costs incurred as a component of cost of sales.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended). SFAS No. 133 is effective for the Company as of April 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

use of the derivative. Adoption of SFAS No. 133 will result in a cumulative after-tax decrease in net earnings of $0.4 million in the first quarter of fiscal 2002. The adoption will also impact the associated assets. Management believes that the changes in fair value of these instruments will not significantly impact the results of operations or financial position of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying values of financial instruments including notes and other receivables, other assets, accounts payable, and current portion of long-term debt approximate the related fair values because of the relatively short maturity of these instruments.

     The carrying values and estimated fair values of futures contracts and long-term debt were as follows at March 31, (in thousands):

                                                        2001                    2000
                                                --------------------    --------------------
                                                CARRYING      FAIR      CARRYING      FAIR
                                                 AMOUNT      VALUE       AMOUNT      VALUE
                                                --------     -----      --------     -----
Futures contracts                               $    617    $    259    $    479    $    524
Long-term debt, less current maturities         $150,533    $146,682    $382,601    $337,406
Debt subject to compromise                      $182,895    $  3,345    $      0    $      0

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

ACCOUNTS RECEIVABLE
     Accounts receivable represents amounts due from customers on product and broker sales. The carrying amount of the Company's accounts receivable approximates fair value. Reserves for uncollectible accounts and for tonnage variances were approximately $1.6 million and $2.6 million at March 31, 2001 and 2000, respectively.

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

GOODWILL AND OTHER INTANGIBLES
     Goodwill represents the excess of purchase consideration paid over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over a period of 40 years. Accumulated goodwill amortization at March 31, 2001 and 2000 was $0 and $16.5 million, respectively. Goodwill amortization expense was $3.6 million, $7.5 million and $7.0 million for the years ended March 31, 2001, 2000 and 1999, respectively.

     Deferred financing costs represent costs incurred in connection with the placement of long-term debt and are capitalized and amortized to interest expense over the term of the long-term debt. Other intangible assets are amortized on a straight-line basis over the lesser of their legal or estimated useful lives. Deferred financing

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

costs and other intangibles amortization expense for the years ended March 31, 2001, 2000 and 1999 were $3.3 million, $3.8 million and $2.6 million, respectively. Deferred financing costs and other intangibles consist of the following at March 31 (in thousands):

                                                             2001      2000
                                                             ----      ----
Deferred financing costs                                    $4,063    $15,100
Non-compete agreements and other                                 0      4,100
                                                            ------    -------
                                                             4,063     19,200
Less -- accumulated amortization                            (1,859)    (6,900)
                                                            ------    -------
                                                            $2,204    $12,300
                                                            ======    =======

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

     The Company believes that changes in the markets for its products, characterized by the unchecked imports of foreign steel and scrap metals, has had an adverse and permanent effect on its consolidation strategy. Under these circumstances, the Company believes the fair value method is preferable for evaluating the recorded amount of its acquired business unit goodwill and other intangibles. In addition, in connection with the Chapter 11 proceedings, estimates of the reorganization value of the Company prepared by independent valuation experts indicate that acquired business unit fair values are significantly below the recorded amount of the Company's investments in its business unit assets.

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

INVESTMENTS IN JOINT VENTURES
     Investments in joint ventures represents the Company's interest in joint ventures which are engaged in the scrap metals recycling business, including the Company 28.5% interest in Southern Recycling, L.L.C. ("Southern"). Investment in joint ventures also includes a $3.0 million advance made during fiscal 1999 to Southern. During fiscal 2000, the Company liquidated its interest in three joint ventures, the proceeds and results of which were not significant.

     Adverse conditions in the scrap industry caused substantial losses pervasively throughout the domestic scrap processing industry during fiscal 2001, including Southern. The adverse conditions effected the results and outlook for the Company's joint venture investment in Southern. Consequently, in the fourth quarter of fiscal 2001, the Company identified an impairment in its investment in Southern. The Company recorded a charge of $1.7 million to reduce its investment in Southern to zero. This charge is reflected in income (loss) from joint ventures in the statement of operations.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONCENTRATION OF CREDIT RISK
     Financial instruments that potentially subject the Company to significant concentrations of credit risk are primarily trade accounts receivable. The Company sells its products primarily to scrap metal brokers and steel mills located in the United States. Generally, the Company does not require collateral or other security to support customer receivables. Sales to customers outside of the United States are settled by payment in U.S. dollars and generally are secured by letters of credit.

     Prior to fiscal 2001, the Company had not experienced material losses from the noncollection of accounts receivables. However, in fiscal 2001, weak market conditions in the steel sector led to bankruptcy filings by certain of the Company's customers including, but not limited to, LTV Steel and Northwestern Steel & Wire Company. Bankruptcies of steel customers resulted in credit losses of $4.3 million during fiscal 2001.

     For the year ended March 31, 2001, the 10 largest customers of the Company represented approximately 33% of consolidated net sales. These customers comprised approximately 30% of accounts receivable at March 31, 2001. Sales in fiscal 2001 to The David J. Joseph Company represented 10.3% of consolidated net sales. For the year ended March 31, 2000, the 10 largest customers of the Company represented approximately 32% of consolidated net sales. These customers comprised approximately 38% of accounts receivable at March 31, 2000. No single customer accounted for more than 10% of consolidated net sales.

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

NOTE 2 -- PLAN OF REORGANIZATION

     On May 4, 2001, the Company filed a Joint Plan of Reorganization and Disclosure Statement (the "Plan") with the Bankruptcy Court in furtherance of an agreement that the Company had negotiated with the holders of a significant percentage of its debt prior to its initiation of the Chapter 11 proceedings. The Bankruptcy Court entered an order confirming the Plan on June 18, 2001 and the Company emerged from bankruptcy on June 29, 2001, the effective date of the Plan.

     The Plan provides that, among other things, (i) in exchange for their notes, the holders of the 12 3/4% Junior Secured Notes, due June 2004 (the "Junior Secured Notes") will receive new junior secured notes (the "New Notes") in a principal amount equal to the par amount of the Junior Secured Notes, plus accrued and unpaid interest through June 29, 2001; (ii) in exchange for their notes and other claims, the holders of the Subordinated Notes and certain other unsecured creditors will receive their pro-rata share of 9,900,000 shares of new common stock, par value $.01 per share, of the restructured company (the "New Common Stock"); (iii) the holders of unsecured claims who have elected not to receive New Common Stock will receive cash payments totaling 30% of their claim without interest, with payment to be made in four equal annual installments commencing on June 30, 2002; (iv) the holders of 815 shares of Series B convertible preferred stock and 6,000 shares of Series C convertible preferred stock, in each case outstanding as of the Effective Date, will receive their pro-rata share of 7,300 shares of New Common Stock and warrants (designated as "Series A Warrants") exercisable into 54,750 shares of New Common Stock; and (v) the holders of

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

62,589,980 shares of common stock, par value $.01 per share, outstanding as of the Effective Date (the "Old Common Stock") will receive 92,700 shares of New Common Stock and Series A Warrants exercisable into 695,250 shares of New Common Stock. The Series A Warrants, when issued, will be immediately exercisable at a price per share equal to the total amount of liabilities converted into New Common Stock in accordance with the Plan divided by 10,000,000, and will have a term of five years from the Effective Date. The Company also entered into a two year credit agreement with its lenders as of the Effective Date. See Note
8 -- Post Petition Financing Agreement and New Credit Agreement.

     The consolidated financial statements include adjustments and reclassifications to reflect liabilities as "Liabilities Subject to Compromise." These liabilities will be settled in accordance with the Plan. The liabilities subject to compromise as of March 31, 2001 were as follows:

Accounts payable                                                $ 20,204
Accrued interest                                                   9,256
Accrued expenses                                                   7,879
10% Subordinated Notes                                           180,000
Other debt                                                         2,895
                                                                --------
                                                                $220,234
                                                                ========

     As a result of the Chapter 11 proceedings and the approval of the Plan, an extraordinary gain on the forgiveness of debt is expected to be recognized in the consolidated statement of operations in June 2001, prior to the adoption of fresh start accounting.

     Reorganization costs directly associated with the Chapter 11 proceedings for the period November 20, 2000 through March 31, 2001 are as follows (in thousands):

Professional Fees                                               $ 3,061
U.S. Trustee Fees                                                   282
Liability for rejected contracts                                  2,948
Write-off of deferred financing costs                             9,044
Other                                                               297
                                                                -------
                                                                $15,632
                                                                =======

     The Company wrote-off $9.0 million of deferred financing costs related to its pre-petition credit facility (the "Predecessor Credit Facility") and the Subordinated Notes. These amounts were written-off because the Predecessor Credit Facility was terminated and replaced with a $200 million debtor-in-possession credit facility (the "DIP Agreement"). In addition, in accordance with the Plan, all of the Subordinated Notes were cancelled and will be exchanged for New Common Stock.

     In accordance with SOP No. 90-7, the Company will adopt "fresh start accounting" as of June 30, 2001 and the Company's emergence from Chapter 11 will result in a new reporting entity. The financial statements prepared as of March 31, 2001 do not give effect to any adjustments to the carrying value of assets or amounts and classifications of liabilities that will be necessary when adopting fresh start accounting. Under fresh start accounting, all assets and liabilities will be recorded at their estimated fair values and the Company's accumulated deficit will be eliminated.

     The following unaudited pro forma balance sheet, prepared as of March 31, 2001, illustrates the effect of the Company's Plan and the effect of implementing certain fresh start accounting adjustments as if the Plan had been effective on March 31, 2001. The adjustments are limited to presenting (a) the Company's reorganized capital structure, including the replacement of the DIP Agreement with a two year, $150 million post-confirmation credit facility (the "New Credit Agreement") and the exchange of the Junior Secured Notes for the New Notes, (b) the effect of discharging the Subordinated Notes and certain other

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

indebtedness, (c) the reduction in property and equipment due to the net assets of the Company exceeding the reorganization value, and (d) the elimination of the Company's accumulated deficit.

     The unaudited pro forma balance sheet does not give effect to all adjustments necessary to state certain assets and liabilities at their estimated fair value or the full income tax impact of the Plan. The Company will record these adjustments and allocate the estimated reorganization value to identifiable tangible and intangible assets based on their estimated fair value when fresh start accounting is adopted. The reorganization value used in preparing the unaudited pro forma balance sheet was $65 million, based on a valuation performed by the Company's investment advisors (in thousands):

                                                              DEBT
               (UNAUDITED)                                DISCHARGE AND    FRESH START
                                              ACTUAL       REFINANCING     ADJUSTMENTS     REF     PRO FORMA
                                              ------      -------------    -----------     ---     ---------
ASSETS
Current assets:
  Cash and cash equivalents                  $   1,428                                             $  1,428
  Accounts receivable, net                      79,607                                               79,607
  Inventories                                   39,773                                               39,773
  Prepaid expenses and other assets             11,394                                               11,394
                                             ---------      ---------       ---------              --------
       Total current assets                    132,202                                              132,202
Property and equipment, net                    148,083                         (7,403)       (5)    140,680
Deferred financing costs, net                    2,204             75                        (2)      2,279
Investments in joint ventures                      413                                                  413
Other assets                                     1,890                                                1,890
                                             ---------      ---------       ---------              --------
       Total assets                          $ 284,792      $      75       $  (7,403)             $277,464
                                             =========      =========       =========              ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt          $   2,444                                             $  2,444
  Accounts payable                              37,927                                               37,927
  Accrued interest                               4,149         (3,028)                       (3)      1,121
  Other accrued liabilities                     10,610                                               10,610
                                             ---------      ---------       ---------              --------
       Total current liabilities                55,130         (3,028)                               52,102
Long-term debt, less current portion:
  Post petition financing agreement            121,666       (121,666)                       (2)          0
  Junior Secured Notes                          27,851        (27,851)                       (3)          0
  New Credit Agreement                               0        122,666                        (2)    122,666
  New Notes                                          0         33,028                        (3)     33,028
  Other debt                                     1,016          1,500                        (4)      2,516
Other liabilities                                2,152                                                2,152
                                             ---------      ---------       ---------              --------
       Total long-term liabilities             152,685          7,677                               160,362
Liabilities subject to compromise              220,234       (220,234)                     (1,4)          0
Stockholders' equity (deficit):
  Series B convertible preferred stock             815                           (815)       (1)          0
  Series C convertible preferred stock           5,100                         (5,100)       (1)          0
  Common Stock                                     542                           (442)       (1)        100
  Warrants                                      40,428                        (40,428)       (1)          0
  Additional paid-in-capital                   271,319                       (206,419)       (1)     64,900
  Accumulated deficit                         (461,461)        (2,149)        463,610     (3, 6)          0
                                             ---------      ---------       ---------              --------
       TOTAL STOCKHOLDERS' EQUITY
          (DEFICIT)                           (143,257)        (2,149)        210,406                65,000
                                             ---------      ---------       ---------              --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                     $ 284,792      $(217,734)      $ 210,406              $277,464
                                             =========      =========       =========              ========

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

REFERENCES:
(1) To reflect the discharge of the Subordinated Notes and certain other debt and other unsecured claims; the cancellation of Old Common Stock, convertible preferred stock, and warrants; and the issuance of the New Common Stock and Series A Warrants.

(2) To reflect the refinancing of the DIP Agreement with the New Credit Agreement; the write-off of deferred financing costs associated with the DIP Agreement ($0.9 million); and the payment of closing costs for the New Credit Agreement ($1.0 million).

(3) To reflect the exchange of the Junior Secured Notes for the New Notes in an amount equal to the par amount of the Junior Secured Notes plus unpaid and accrued interest and the write-off of the unamortized discount on the Junior Secured Notes.

(4) To reflect the issuance of 4 year, non-interest bearing notes payable issued to unsecured creditors who have elected to receive cash to settle their claims.

(5) To record the reduction in property and equipment in an amount equal to the excess of the net assets of the Company over the reorganization value.

(6) To reflect the elimination of the accumulated deficit as of March 31, 2001.

NOTE 3 -- ACQUISITIONS AND DIVESTITURES

MERGERS ACCOUNTED FOR AS POOLING OF INTERESTS
     On May 28, 1998, a subsidiary of the Company merged with R&P Holdings, Inc. ("R&P"), the parent of Charles Bluestone Company, through a tax-free stock-for-stock exchange. In connection with the merger, the Company issued 1,034,826 shares of Old Common Stock in exchange for all the outstanding common stock of R&P. The merger was accounted for using the pooling-of-interests method accounting, and accordingly, the accompanying consolidated financial statements and notes thereto have been restated to include the operations of R&P for all periods presented. Certain reclassifications were made to R&P's financial statements to conform to the Company's presentation.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table presents net sales and net loss applicable to Old Common Stock for the Company and R&P up to the date of the merger. The only conforming accounting adjustment was to change R&P's inventory valuation methodology from a LIFO basis to an average cost basis (in thousands):

                    YEAR ENDED MARCH 31,                          1999
                    --------------------                          ----
Net sales:
  The Company                                                   $794,741
  R&P                                                             10,533
                                                                --------
  Combined                                                      $805,274
                                                                ========

Net loss applicable to Old Common Stock:
  The Company                                                   $(48,523)
  R&P                                                               (326)
  Conforming accounting adjustments, net of tax                        0
                                                                --------
     Loss from continuing operations before extraordinary
       charge applicable to Old Common Stock                     (48,849)
  Extraordinary charge for early retirement of debt                 (938)
  Gain on sale of discontinued operations, net of tax                117
                                                                --------
  Combined net loss applicable to Old Common Stock              $(49,670)
                                                                ========

Basic and diluted loss per share applicable to Old Common
  Stock:
  The Company -- historical                                     $  (1.23)
                                                                ========
  Combined                                                      $  (1.24)
                                                                ========

ACQUISITIONS ACCOUNTED FOR AS PURCHASE TRANSACTIONS DURING FISCAL 2000
     In November 1999, the Company acquired substantially all of the assets of National Metals Company. The purchase consideration was not material to the Company's consolidated financial position or results of operations.

ACQUISITIONS ACCOUNTED FOR AS PURCHASE TRANSACTIONS DURING FISCAL 1999
     In July 1998, the Company acquired the common stock of Naporano Iron & Metal Co. and Nimco Shredding Co. (collectively "Naporano"). The purchase consideration for Naporano consisted of approximately 1.9 million shares of Old Common Stock and $86.6 million of cash (including transaction costs). The Old Common Stock issued to Naporano was valued at $18.5 million for financial reporting purposes.

     The Company also acquired eleven other businesses which were engaged in the scrap metals recycling industry during fiscal 1999. The total purchase consideration for these acquisitions consisted of approximately $102.2 million of cash (including transaction costs), 2.3 million shares of Old Common Stock, warrants to purchase 150,000 shares of Old Common Stock, 6,000 shares of Series C convertible preferred stock and promissory notes aggregating $1.3 million. The Old Common Stock, Series C convertible preferred stock and warrants to purchase Old Common Stock were valued at $21.1 million, $5.1 million and $0.7 million, respectively, for financial reporting purposes.

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

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

PRO FORMA INFORMATION
     The following unaudited pro forma statement of operations information presents a summary of consolidated results of operations of the Company and Naporano as if the Naporano acquisition had occurred on April 1, 1998. The unaudited pro forma statement of operations information has been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in basis of the fixed assets acquired, additional amortization expense as a result of goodwill and interest expense related to cash portions of purchase consideration and assumed debt. The pro forma statement of operations information includes non-recurring expenses of $19.0 million for the year ended March 31, 1999. The following pro forma results do not purport to be indicative of the financial results which actually would have occurred had the Naporano acquisition been in effect on April 1, 1998 (in thousands, except share data):

                                                                (UNAUDITED)
                  STATEMENT OF OPERATIONS                          1999
                  -----------------------                       -----------
Net sales                                                        $845,430
Net loss from continuing operations applicable to Common
  Stock                                                          $(51,674)
Basic and diluted net loss per share from continuing
  operations                                                     $  (1.06)

DIVESTITURES
     On March 12, 1999, the Company completed the sale of its Superior Forge, Inc. ("Superior") subsidiary to a company formed by a group of investors led by Gerard M. Jacobs, the Company's former Chief Executive Officer and a former director of the Company. The Company received proceeds of $16.7 million, consisting of $14.2 million in cash and a $2.5 million promissory note bearing interest at 10% per annum. The promissory note is currently due and payable. Amounts outstanding under the promissory note are fully reserved as the note is considered to be impaired as interest payments have not been made since 1999. The sale resulted in a loss of $6.8 million, which is included in non-cash and non-recurring expenses for the year ended March 31, 1999. See Note 4 -- Non-cash and non-recurring expenses.

NOTE 4 -- NON-CASH AND NON-RECURRING EXPENSES

     During the years ended March 31, 2001, 2000 and 1999, the Company recorded the following non-cash and non-recurring expenses and related reserve activity (in thousands):

                                 NON-CASH      SEVERANCE, FACILITY    ASSET IMPAIRMENT
                                 WARRANT        CLOSURE AND OTHER     AND DIVESTITURE     MERGER RELATED
                               COMPENSATION          CHARGES            GAINS/LOSSES          COSTS          TOTAL
                               ------------    -------------------    ----------------    --------------     -----
Balance at March 31, 1998        $     0             $   613              $      0           $     0        $    613
Charge (credit) to income         (6,776)              1,776                17,983             3,213          16,196
Cash payments                          0                (916)                    0            (1,163)         (2,079)
Non-cash application               6,776                   0               (17,983)           (1,487)        (12,694)
                                 -------             -------              --------           -------        --------
Balance at March 31, 1999              0               1,473                     0               563           2,036
Charge (credit) to income              0               5,224                  (210)                0           5,014
Cash payments                          0              (4,896)                    0              (150)         (5,046)
Non-cash application                   0                (993)                  210                 0            (783)
                                 -------             -------              --------           -------        --------
Balance at March 31, 2000              0                 808                     0               413           1,221
Charge to income                       0                 571                 5,828                 0           6,399
Cash payments                          0              (1,055)                    0               (38)         (1,093)
Non-cash application or
  reclassification                     0                (139)               (5,828)             (375)         (6,342)
                                 -------             -------              --------           -------        --------
Balance at March 31, 2001        $     0             $   185              $      0           $     0        $    185
                                 =======             =======              ========           =======        ========

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company believes the reserves at March 31, 2001 are adequate for the remaining obligations associated with these activities. Reserves of approximately $0.5 million have been classified to liabilities subject to compromise.

NON-CASH WARRANT COMPENSATION

     On May 1, 1997, the Company issued warrants to purchase 1,400,000 shares of Old Common Stock to the former general partners of Reserve Iron & Metal L.P. (the "Reserve Warrants"). The Reserve Warrants had terms ranging from 30 to 60 months and had initial exercise prices of $3.50 or $4.00 per share, subject to a $0.50 per share increase in the event that the Company's stock price exceeds $10.00 per share on the date of exercise. Since the exercise price was not fixed, the Reserve Warrants were considered variable instruments under APB No. 25 "Stock Issued to Employees, " and thus required the Company to record non-cash warrant compensation expense or income throughout the term of the Reserve Warrants depending on the fair market value of its Old Common Stock. In fiscal 1999, the Company recognized non-cash warrant compensation income of $6.8 million which represented the reversal of previously recognized compensation expense. On the Effective Date, the Reserve Warrants were cancelled in accordance with the Plan.

SEVERANCE, FACILITY ABANDONMENT AND INTEGRATION AND ASSET IMPAIRMENT

     FISCAL 1999 ACTIVITY
     In the fourth quarter of fiscal 1999, the Company executed a plan commenced during fiscal 1999 to evaluate the long term economic viability of certain of its investments and to accelerate the integration of various operations in recognition of the significant adverse market conditions during fiscal 1999, its liquidity needs, and ongoing integration and consolidation efforts. In connection with this Plan, the Company performed an evaluation, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," that indicated negative or marginal future cash flows (undiscounted and without interest charges) from its under-performing recycling operations which would be less than the aggregate carrying amount of the Company's investment in these assets, resulting in the need to record impairment provisions for equipment and goodwill. The plan resulted in decisions made in the fourth quarter to abandon under-performing recycling operations in Arizona, Louisiana and Mississippi and to conclude the integration of certain operations in Houston. In connection with the facility abandonments and other termination arrangements, the Company incurred $0.6 million of severance and $1.2 million for lease cancellation, facility cleanup and other facility closure costs, of which a total of $1.5 million remained unpaid at March 31, 1999.

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

     During fiscal 2000, facility abandonment payments included severance payments totaling $0.4 million and facility closure payments totaling $0.6 million. The net non-recurring credit for asset impairments primarily reflects the gain on sale of certain assets associated with the fiscal 1999 facility closure plan. At March 31, 2000, $0.5 million of liabilities remained unpaid relating primarily to future lease payments and additional yard cleanup costs.

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

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Mr. Jennings' employment agreement was terminated and superseded by the terms of the Jennings Settlement Agreement. Pursuant to the terms of the Jennings Settlement Agreement, Mr. Jennings received approximately $2.1 million in a lump-sum cash payment from the Company, and the continuation of health, dental and life insurance and certain other benefits as set forth in the Jennings Settlement Agreement. In accordance with the Jennings Settlement Agreement, on January 2, 2000, the Company also relinquished its rights to an outstanding $500,000 loan previously advanced to Mr. Jennings, plus accrued interest thereon. In addition, Mr. Jennings agreed to release, waive and renounce his interest under and pursuant to the amended and restated stockholders' agreement, dated February 12, 1999. The Company and Mr. Jennings agreed to mutual general releases from any and all liabilities arising out of any matter or event occurring on or prior to the date of the Jennings Settlement Agreement. The Company has rejected the Jennings Settlement Agreement in the Chapter 11 proceedings.

     Effective August 1, 1999, George A. Isaac, III resigned as the Company's Executive Vice President and as an officer and director of all of the Company's subsidiaries for which he served in such capacities. In connection with his resignation, Mr. Isaac invoked what he believed to be a contractual entitlement to certain "change of control" provisions included in his employment agreement with the Company which were triggered by the resignation of Gerard M. Jacobs, the Company's former Chief Executive Officer. In connection with his resignation and the invocation of the "change of control" provisions of his employment agreement, the Company entered into a settlement agreement and general release with Mr. Isaac (the "Isaac Settlement Agreement"). Mr. Isaac's employment agreement was terminated and superseded by the terms of the Isaac Settlement Agreement. Pursuant to the terms of the Isaac Settlement Agreement, Mr. Isaac received cash payments of approximately $1.2 million, and the continuation of health, dental and life insurance plans through June 23, 2002. The Company and Mr. Isaac agreed to mutual general releases from any and all liabilities arising out of any matter or event occurring on or prior to the date of the Isaac Settlement Agreement. The Company has rejected the Isaac Settlement Agreement in the Chapter 11 proceedings.

     The fiscal 2000 severance, facility closure and other charges also include severance, relocation and other employee costs totaling $1.2 million, of which $0.3 million remained accrued at March 31, 2000. Non-cash utilization primarily relates to the forgiveness of a note receivable from T. Benjamin Jennings and non-cash severance and other compensation.

     FISCAL 2001 ACTIVITY
     During the three months ended June 30, 2000, the Company recognized a $2.6 million asset impairment charge related to a promissory note, including accrued interest, received by the Company in conjunction with the sale of Superior (see
Note 3 -- Acquisitions and Divestitures). The Company determined it was necessary to fully reserve the note receivable and accrued interest based on factors including (i) quarterly interest payments on the note receivable have not been paid since September 1999, (ii) losses from Superior's operations exceeded those planned, and (iii) the perceived inability of Superior's to obtain capital to refinance its obligations. The Company intends to exert its rights to maximize recovery of the note receivable.

     As a result of the initiation Chapter 11 proceedings, the Company performed a comprehensive review of its scrap metals operations to evaluate the long term economic viability of certain of its investments and to accelerate the integration of various operations in recognition of the significant adverse market conditions during fiscal 2001, its liquidity needs, and ongoing integration and consolidation efforts. The review resulted in decisions made in the fourth quarter to abandon under-performing recycling operations in Ohio and Arizona. In connection with the facility abandonments and other termination arrangements, the Company incurred $0.2 million of severance and $0.4 million for lease cancellation, facility cleanup and other facility closure costs, of which a total of $0.2 million remained unpaid at March 31, 2001.

     The recycling facilities that were abandoned were integrated, where economically justified, into other Company facilities. In those instances where equipment was transferred to other Company facilities, such

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

equipment was transferred at its carrying value. Equipment to be disposed of or otherwise converted to scrap was written down to its net realizable value resulting in a non-cash charge of $3.2 million.

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

     The fiscal 1999 activity represents payments made on the buy-out of existing contracts and transaction costs incurred in connection with the R&P merger. Non-cash utilization relates to the write-off of prepaid merger costs which can't be recovered. Fiscal 2000 and fiscal 2001 activity represents payments on the buy-out of existing contracts.

NOTE 5 -- DISCONTINUED OPERATIONS

     During the year ended March 31, 1997, the Company sold its computer printer and related products business for approximately $1.3 million in cash and other contingent consideration in the form of royalties on future product sales. The royalty agreement expired in fiscal 2000.

     Consideration from royalty income was recognized as earned and is reported as additional gain on sale of discontinued operations. Income tax provision for the gain on sale of discontinued operations was approximately $261,000 and $81,000 for the years ended March 31, 2000 and 1999, respectively.

NOTE 6 -- INVENTORIES

     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following categories at March 31 (in thousands):

                                                            2001       2000
                                                            ----       ----
Ferrous metals                                             $20,685    $38,344
Non-ferrous metals                                          18,050     28,069
Other                                                        1,038      3,862
                                                           -------    -------
                                                           $39,773    $70,275
                                                           =======    =======

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at March 31 (in thousands):

                                                           2001        2000
                                                           ----        ----
Land and improvements                                    $ 24,637    $ 28,550
Buildings and improvements                                 28,064      27,811
Operating machinery and equipment                         130,659     129,910
Automobiles and trucks                                     17,908      18,611
Computer equipment                                          4,110       3,482
Furniture, fixtures and office equipment                    1,344       1,288
Construction in progress                                    3,376         649
                                                         --------    --------
                                                          210,098     210,301
Less -- accumulated depreciation                          (62,015)    (45,104)
                                                         --------    --------
                                                         $148,083    $165,197
                                                         ========    ========

     Depreciation expense was $19.4 million, $18.9 million and $18.2 million for the years ended March 31, 2001, 2000 and 1999, respectively. At March 31, 2001 and 2000, $6.5 million and $3.2 million, respectively, of property and equipment was classified as held for sale and is reported in prepaid expenses and other assets.

NOTE 8 -- POST PETITION FINANCING AGREEMENT AND NEW CREDIT AGREEMENT

     In connection with the Chapter 11 proceedings, the Company entered into the DIP Agreement which established a lending arrangement for the Company under certain conditions while in bankruptcy. The Bankruptcy Court granted final approval of the DIP Agreement on November 21, 2000.

     The DIP Agreement contained certain measurable covenants which needed to be satisfied to allow the Company to continue borrowing under that agreement. In the year ended March 31, 2001, the Company was unable to satisfy certain financial covenants under the DIP Agreement requiring the generation of minimum levels of EBITDA. The Company sought and received waivers from its lenders with respect to such covenant violations.

     Loans under the DIP Agreement were available to fund working capital needs and for general corporate purposes. Borrowings under the DIP Agreement were limited by the amount of eligible collateral based upon a formula applied to the Company's accounts receivable and inventory. The obligations of the Company under the DIP Agreement were secured by substantially all the assets of the Company. The DIP Agreement required the Company to make monthly interest payments on outstanding loan balances at the prime rate (as specified by Deutsche Bank AG, New York Branch) plus 150 basis points on the first day of each month. In addition, the DIP Agreement provided for the Company to pay an unused monthly commitment fee of .375% on the undrawn portion of the facility. As of March 31, 2001, the Company issued letters of credit aggregating $4.7 million and had an outstanding balance under the DIP Agreement of $121.7 million. The interest rate on borrowings outstanding under the DIP Agreement at March 31, 2001 was 9.5%.

     As a result of the confirmation of the Company's Plan by the Bankruptcy Court, the DIP Agreement was replaced by the New Credit Agreement which provides for a revolving loan and letter of credit facility of $150 million. The New Credit Agreement was entered into on the Effective Date by the Company and BT Commercial Corporation, as agent for the lenders thereunder and the lenders party thereto and expires on June 29, 2003. The New Credit Agreement is available to fund working capital needs and for general corporate purposes. As a result of the refinancing of the DIP Agreement with borrowings under the New Credit Agreement, the outstanding borrowings under the DIP Agreement are classified as long-term debt as of March 31, 2001.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Borrowings under the New Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit of $40.1 million, which amortizes on a quarterly basis and under certain other conditions. In addition, $15 million of supplemental availability is provided, subject to periodic amortization and other reductions. A security interest on substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, are pledged as collateral against the obligations of the Company under the New Credit Agreement. The New Credit Agreement provides the Company with the option of borrowing based either on the (as specified by Deutsche Bank AG, New York Branch) prime rate or at the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the New Credit Agreement, the Company pays a fee of .375% on the undrawn portion of the facility. In consideration for the New Credit Agreement, the Company paid a closing fee of $1 million to the lenders under the New Credit Agreement and may be required to pay a $2 million facility fee on June 30, 2002, unless the Company is able to satisfy certain financial objectives.

     The New Credit Agreement requires the Company to meet certain financial tests, including an interest coverage ratio and a leverage ratio (each as defined in the New Credit Agreement). The New Credit Agreement also contains covenants which, among other things, limit the amount of capital expenditures, the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments of certain other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

     The Company's ability to meet financial ratios and tests in the future may be affected by events beyond its control. While the Company currently expects to be in compliance with the covenants and satisfy the financial ratios and tests in the future, there can be no assurance that the Company will meet such financial ratios and tests or that it will be able to obtain future amendments to the New Credit Agreement, if so needed, to avoid a default. In the event of default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable.

NOTE 9 -- LONG-TERM DEBT

LONG-TERM DEBT NOT CLASSIFIED AS SUBJECT TO COMPROMISE

     Long-term debt consists of the following at March 31 (in thousands):

                                                               2001        2000
                                                               ----        ----
DIP Agreement, average interest rate of 9.5% in 2001         $121,666    $      0
Predecessor Credit Facility, weighted average interest
  rate of 8.26% in 2000                                             0     170,590
12 3/4% Junior Secured Notes due June 2004                     27,851      27,372
10% Subordinated Notes due May 2008                                 0     180,000
Real property mortgage loans, due 2004 to 2009, weighted
  average interest rate of 8.6% in 2001 and 2000                  916       1,069
Other debt, due 2001 to 2002, average interest rate of
  9.1% in 2001 and 7.6% in 2000, with equipment generally
  pledged as collateral                                         2,544       5,679
                                                             --------    --------
                                                              152,977     384,710
Less current portion                                           (2,444)     (2,109)
                                                             --------    --------
                                                             $150,533    $382,601
                                                             ========    ========

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Scheduled maturities of long-term debt are as follows (in thousands):

FISCAL YEAR ENDING, MARCH 31
2002                                                            $  2,444
2003                                                                 415
2004                                                             121,827
2005                                                              28,001
2006                                                                  49
Thereafter                                                           241
                                                                --------
                                                                $152,977
                                                                ========

     As a consequence of the Chapter 11 filing, the Company was in default of
(i) the Predecessor Credit Facility, (ii) the Indenture governing the Junior Secured Notes, and (iii) the Indenture governing the Subordinated Notes.

     The Predecessor Credit Facility provided for a revolving credit and letter of credit facility of $250 million, subject to borrowing base limitations. A security interest on substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, were pledged as collateral against the obligations of the Company under the Predecessor Credit Facility. The Predecessor Credit Facility was available for working capital and general corporate purposes, including acquisitions. For the period April 1, 2001 to the Petition Date, borrowings on the Predecessor Credit Facility ranged from $140.0 million to $184.3 million. The weighted average interest rate on borrowings as of the Petition Date was 9.2%.

     On May 7, 1999, the Company issued $30.0 million par amount of Junior Secured Notes. The December 15, 2000 and June 15, 2001 semi-annual interest payments, totaling approximately $3.8 million, were not made in respect of the Junior Secured Notes as a result of the Chapter 11 proceedings. On the Effective Date, pursuant to the Plan, the Junior Secured Notes were exchanged for New Notes in a principal amount equal to the par amount of the Junior Secured Notes, plus accrued and unpaid interest up to the Effective Date. As a result, the outstanding balance of the Junior Secured Notes were classified as long-term debt as of March 31, 2001. The unamortized discount on the Junior Secured Notes will be written off in fresh-start accounting.

     Interest on the New Notes is payable semi-annually during June and December of each year. The New Notes are redeemable at the Company's option (in multiples of $10.0 million) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest. The New Notes are redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event the Company experiences a change of control. Subject to certain exceptions, the New Notes are redeemable at the option of the holders of such notes at a repurchase price of 100% of the principal amount thereof, plus accrued and unpaid interest, in the event that the Company makes certain asset sales.

     The Indenture governing the Junior Secured Notes was amended and restated in accordance with the Plan in order to reflect, among other things, the increase in the principal amount of the New Notes. The Indenture, as amended, contains restrictions including limits on, among other things, the Company's ability to: (i) incur additional indebtedness; (ii) pay dividends or distributions on its capital stock or repurchase its capital stock; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) create liens on its assets; (vi) enter into transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer and sell assets or enter into sale and leaseback transactions.

LONG-TERM DEBT CLASSIFIED AS LIABILITIES SUBJECT TO COMPROMISE
     On May 13, 1998, the Company issued $180 million of Subordinated Notes and received net proceeds of $174.6 million. Interest on the Subordinated Notes was payable semi-annually. The Subordinated Notes were

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

general unsecured obligations of the Company and were subordinated in right to payment to all senior debt of the Company, including the indebtedness of the Company under the Predecessor Credit Facility and the Junior Secured Notes. The Company's payment obligations were jointly and severally guaranteed by the Company's current and certain future subsidiaries. On November 15, 2000, the Company failed to make a $9 million interest payment on the Subordinated Notes due to insufficient availability remaining under its Predecessor Credit Facility. The Company has also classified $2.9 million of other debt, incurred from acquisitions, as liabilities subject to compromise.

     On the Effective Date, pursuant to the Plan, the Subordinated Notes and $2.9 million of other debt were cancelled, and the obligation of the Company therein was discharged. At this time, each holder of a claim arising from or relating to the Subordinated Notes, along with certain other impaired creditors, became entitled to receive its pro rata share of 9,900,000 shares of New Common Stock to be issued by the Company in accordance with the Plan. Per SOP 90-7, the discharge of the Subordinated Notes and the $2.9 million of other debt and the related accrued interest, will be recorded as an extraordinary gain in June 2001.

     In accordance with SOP 90-7, the Company did not accrue interest of approximately $6.6 million on debt subject to compromise from the period November 20, 2000 through March 31, 2001, as such amounts were not permitted to be paid under the Plan.

EXTRAORDINARY CHARGE ON EARLY RETIREMENT OF DEBT
     During fiscal 1999, the Company borrowed under the Predecessor Credit Facility to (i) refinance existing secured debt (including notes payable to related parties), (ii) buyout certain operating leases and (iii) pay prepayment penalties associated with the early retirement of debt. In connection with the refinancing of debt, the Company recognized extraordinary charges consisting of the following (in thousands):

Cash prepayment penalties                                       $  973
Value of warrants to purchase 106,797 shares of Old Common
  Stock issued as a prepayment fee                                 128
Write-off of related unamortized financing costs                   487
                                                                ------
Extraordinary charge before income tax benefit                   1,588
Income tax benefit                                                 650
                                                                ------
Net extraordinary charge                                        $  938
                                                                ======

     The warrants were issued as a prepayment fee to certain former shareholders of Isaac, including warrants to purchase 18,888 shares of Old Common Stock issued to George A. Isaac III, a former director and officer of the Company. The warrants were exercisable at $6.50 per share over a 3 year period. The value of the warrants was determined using the Black-Scholes model. Pursuant to the Plan, the warrants were cancelled as of the Effective Date.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- INCOME TAXES

     The provision (benefit) for federal and state income taxes from continuing operations is as follows (in thousands):

                YEAR ENDED MARCH 31                     2001      2000        1999
                -------------------                     ----      ----        ----
Federal:
     Current                                           $    0    $     0    $ (1,149)
     Deferred                                           6,080     (2,609)    (14,173)
                                                       ------    -------    --------
                                                        6,080     (2,609)    (15,322)
                                                       ------    -------    --------
State:
     Current                                                0        866         697
     Deferred                                           2,211     (1,089)     (2,411)
                                                       ------    -------    --------
                                                        2,211       (223)     (1,714)
                                                       ------    -------    --------
Total tax provision (benefit)                          $8,291    $(2,832)   $(17,036)
                                                       ======    =======    ========

     The components of deferred tax assets and liabilities at March 31, related to the following (in thousands):

                                                           2001        2000
                                                           ----        ----
DEFERRED TAX ASSETS:
  Net operating loss carryforward                        $ 50,731    $ 20,960
  Goodwill and other intangibles                           43,949           0
  Employee benefit accruals                                 2,028       2,766
  Other                                                     6,749       3,638
                                                         --------    --------
                                                          103,457      27,364
                                                         --------    --------
DEFERRED TAX LIABILITIES:
  Depreciation                                            (16,064)    (15,639)
  Goodwill                                                      0      (2,082)
  Other                                                         0        (882)
                                                         --------    --------
                                                          (16,064)    (18,603)
                                                         --------    --------
NET DEFERRED TAX ASSET BEFORE VALUATION ALLOWANCE          87,393       8,761
VALUATION ALLOWANCE                                       (87,393)       (470)
                                                         --------    --------
NET DEFERRED TAX ASSET                                   $      0    $  8,291
                                                         ========    ========

     In periods prior to fiscal 2001, the Company had recognized deferred income tax assets based on the expectation of the ability to generate future taxable income in amounts sufficient to allow the utilization of the deductible temporary differences which created those deferred tax assets. As a result of the uncertainty surrounding the Chapter 11 proceedings, beginning in the second quarter of fiscal 2001, the Company provided a valuation allowance against its net deferred tax assets. As a result, during fiscal 2001, the Company recognized a net $8.3 million tax provision to reserve for the deferred tax asset at March 31, 2001. The valuation allowance at March 31, 2001 is approximately $87.4 million.

     For tax purposes, the discharge of liabilities pursuant to the Chapter 11 proceedings will result in income that is excluded from the Company's taxable income. However, certain of the Company's tax attributes, including net operating loss carryforwards, will be reduced by the amount of cancellation of debt income. To the extent the amount excluded exceeds these tax attributes, the tax basis in the Company's property will be reduced by the amount of the excluded cancellation of debt income and result in lower tax depreciation in future periods.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The reconciliation of the federal income tax rate to the Company's effective tax rate from continuing operations is as follows:

                  YEAR ENDED MARCH 31                          2001        2000        1999
                  -------------------                          ----        ----        ----
Normal statutory rate                                          (35.0)%     (35.0)%     (35.0)%
State income taxes, net of federal benefit                      (3.2)       (1.4)       (4.0)
Increase in valuation allowance                                 24.2          --          --
Non-deductible goodwill impairment and business
  disposition write-offs                                        15.7          --         6.2
Non-deductible goodwill                                          0.2        10.3         2.5
IRS audit adjustments                                             --         5.4          --
Non-deductible stock based compensation                           --          --         3.0
Other                                                            0.4         2.0         0.7
                                                               -----       -----       -----
Effective tax rate                                               2.3%      (18.7)%     (26.6)%
                                                               =====       =====       =====

NOTE 11 -- EMPLOYEE BENEFIT PLANS

401(K) AND PROFIT SHARING PLANS
     On December 31, 1998, the Company consolidated its various 401(k) and profit sharing plans into the Metal Management, Inc. 401(k) Plan. The 401(k) plan allows employees to defer, within prescribed limits, up to 15% of their compensation on a pre-tax basis through contributions to the plan. The Company matches 20% of the pre-tax contributions subject to a cap of 5% of annual salary. The Company also may make a discretionary profit sharing contribution to the 401(k) plan. Matching contributions made by the Company amounted to $0.2 million for both fiscal 2001 and fiscal 2000. No discretionary contributions have been made into the Metal Management, Inc. 401(k) Plan.

     Prior to the Metal Management, Inc. 401(k) Plan, the Company and its wholly owned subsidiaries sponsored qualified 401(k) plans and profit sharing plans covering certain eligible employees. Certain of the qualified 401(k) plans allowed the Company's wholly-owned subsidiaries to match a percentage of the contributions of participating employees as specified in the respective plans and also enabled discretionary contributions based on the plan provisions. For the year ended March 31, 1999, the Company made matching contributions of approximately $0.8 million.

PENSION PLANS
     Some of the Company's wholly-owned subsidiaries have defined benefit pension plans covering certain employees and groups of employees. Net pension cost (income) under these plans for the years ended March 31, 2001, 2000 and 1999 were approximately ($0.1) million, $0.3 million, and $0.4 million, respectively. At March 31, 2001, the pension benefit obligation exceeded the fair value of plan assets by $0.4 million. At March 31, 2000, the fair value of plan assets exceeded the pension benefit obligation by $0.4 million. As of March 31, 2000, the Company permanently eliminated benefit accruals for future service for non-union employees covered under its defined benefit pension plans. As a result, the Company recognized a net curtailment gain of approximately $0.6 million which was recorded as a reduction in general and administrative expenses in the fourth quarter of fiscal 2000.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

LEASES
     The Company leases certain facilities and equipment under operating leases expiring at various dates. Lease rental expense was approximately $8.2 million, $6.2 million and $5.9 million for the years ended

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

March 31, 2001, 2000 and 1999, respectively. Future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

                FISCAL YEAR ENDING, MARCH 31
                ----------------------------
2002                                                            $6,986
2003                                                             6,227
2004                                                             5,272
2005                                                             4,336
2006                                                             3,275
Thereafter                                                       8,230

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

     At March 31, 2001 and 2000, the Company had reserves of $1.3 million and $1.4 million, respectively, for environmental related contingencies.

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

PURCHASE OF REAL PROPERTY
     On January 7, 1997, the Company entered into a 10 year lease agreement with 15/21 Japhet Realty Ltd. ("Japhet"), which provides for the Company's use of property in Houston, Texas. The lease agreement allows Japhet to sell the property to the Company for $4.0 million between the 54th month and the 89th month of the lease term. The Company also has an option to buy the property for $4.0 million during the same period. The option to buy and the option to sell is exercisable beginning in August 2001.

     The Company has an option to purchase real property in Tucson, Arizona, where it currently operates a scrap metals recycling facility, for $1.3 million. The purchase option expires on December 31, 2002 and if the Company chooses not to exercise its option, the Company will forfeit a $200,000 deposit.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13 -- STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK
     During the year ended March 31, 1998, the Company issued 25,000 shares of convertible preferred stock (designated as Series A) and 20,000 shares of convertible preferred stock (designated as Series B). In November 1998, the Company issued 6,000 shares of convertible preferred stock (designated as Series
C) in connection with an acquisition. The fair value of the Series C convertible preferred stock was estimated at $5.1 million. Dividends on the Series A, Series B and Series C convertible preferred stock accrued, whether or not declared by the Board of Directors, at an annual rate of 6.0%, 4.5% and 6.9%, respectively, of the stated value of each outstanding share of Series A, Series B and Series C convertible preferred stock. Dividends were payable in cash, or at the Company's option, in additional shares of preferred stock, or Old Common Stock.

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

     As a result of the Chapter 11 proceedings, the Company was no longer required to pay dividends on the Series B and Series C convertible preferred stock. The holders of Series B convertible preferred stock were able to convert their shares into Old Common Stock at a price equal to the lower of: (i) $24.60;
(ii) 92.5% of the average closing bid price for the Old Common Stock for the five trading days prior to the conversion date; or (iii) if applicable, the lowest traded price of the Old Common Stock during the time when the Old Common Stock is not listed on a national securities exchange. The holders of the Series C convertible preferred stock were able to convert their shares into Old Common Stock at a price equal to $9.00 per share of Old Common Stock until November 2003, and thereafter, at a price equal to the average closing bid price for the Old Common Stock for the five trading days prior to the conversion date.

     The following presents a summary of the Series B preferred stock and Series C preferred stock issued and converted during year ended March 31, 2001:

                                                            SERIES B    SERIES C
                                                            --------    --------
Shares outstanding at March 31, 2000                         1,177       6,000
Shares converted into Old Common Stock                        (390)          0
Shares issued for dividends                                     28           0
                                                             -----       -----
Shares outstanding at March 31, 2001                           815       6,000
                                                             =====       =====

COMMON STOCK

     Effective May 28, 1999, the Old Common Stock was delisted from the NASDAQ National Market and transferred to the NASDAQ SmallCap Market. The decision to transfer the Old Common Stock listing was a result of the Company's inability to comply with certain aspects of the listing requirements of the NASDAQ National Market.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On December 28, 2000, the Old Common Stock was delisted from the The NASDAQ SmallCap Market for failing to meet listing standards as required by NASDAQ rules. From December 28, 2000 to June 29, 2001, the Old Common Stock traded on the over-the-counter bulletin board under the symbol MTLMQ. The Company is in the process of applying for the New Common Stock to be listed on a national securities exchange or quoted in the national market system (or small cap system) of the National Association of Securities Dealers' Automated Quotation System.

     Under the Plan, the Company's 62,589,980 shares of Old Common Stock and all shares of Series B and Series C convertible preferred stock, each outstanding as of the Effective Date, were cancelled. In accordance with the Plan, holders of the Old Common Stock and convertible preferred stock will receive 92,700 and 7,300 shares of New Common Stock, respectively and Series A Warrants giving them the right to acquire 695,250 and 54,750 shares of New Common Stock, respectively. The Series A Warrants, when issued, will be immediately exercisable at a price per share equal to the total amount of liabilities converted into New Common Stock in accordance with the Plan divided by 10,000,000 and will have a term of five years from the Effective Date. The Series A Warrants will be recorded in fresh start accounting.

NOTE 14 -- LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing EPS (in thousands, except per share amounts):

                   YEARS ENDED MARCH 31,                          2001         2000        1999
                   ---------------------                          ----         ----        ----
LOSS (NUMERATOR):
Loss from continuing operations before extraordinary charge     $(365,322)   $(12,294)   $(47,034)
Dividends on convertible preferred stock                             (295)     (2,021)     (1,815)
                                                                ---------    --------    --------
Loss from continuing operations before extraordinary charge
  applicable to common stock                                    $(365,617)   $(14,315)   $(48,849)
                                                                =========    ========    ========
SHARES (DENOMINATOR):
Weighted average number of shares outstanding during the
  period                                                           59,131      54,333      40,139
Incremental common shares attributable to dilutive stock
  options and warrants                                                  0           0           0
                                                                ---------    --------    --------
Diluted number of shares outstanding during the period             59,131      54,333      40,139
                                                                =========    ========    ========
Basic loss per common share                                     $   (6.18)   $  (0.27)   $  (1.22)
                                                                =========    ========    ========
Diluted loss per common share                                   $   (6.18)   $  (0.27)   $  (1.22)
                                                                =========    ========    ========

     Due to the loss from continuing operations before extraordinary charge applicable to common stock for all the periods presented, the effect of dilutive stock options and warrants were not included as their effect would have been anti-dilutive. However, if the Company would have reported net earnings, the incremental shares attributable to dilutive stock options and warrants would have been approximately 0, 25,000 and 933,000 for the years ended March 31, 2001, 2000 and 1999, respectively. Also, the potentially dilutive effect of the Company's convertible preferred stock was not used in the diluted earnings per share calculation as its effect was anti-dilutive.

NOTE 15 -- STOCK BASED COMPENSATION

RESTRICTED STOCK
     On November 22, 1999, the Company's stockholders approved the Metal Management, Inc. Restricted Stock Plan (the "Restricted Stock Plan"), which allowed for the issuance of up to 4,000,000 shares of Old Common Stock to employees and consultants. Vesting under the Plan was subject to restrictions established by the Executive Compensation Committee of the Board of Directors. In fiscal 2000, the Company awarded

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

246,835 shares of Old Common Stock to employees. Compensation expense under the Plan was charged to earnings over the vesting period and amounted to approximately $0.3 million in fiscal 2000. The Restricted Stock Plan was cancelled as of the Effective Date in accordance with the Plan.

STOCK OPTION PLANS
     On November 2, 1998, the Company's stockholders approved an amendment to the Company's 1995 Stock Option Plan (the "1995 Plan") to reserve an aggregate 5,200,000 shares of Old Common Stock which could be issued to employees and consultants under the 1995 Plan. The Board of Directors determined, within limits set forth in the 1995 Plan, the term of each option, the option exercise price, the number of shares to be granted and the times at and conditions under which each option is or became exercisable. Options under the 1995 Plan were generally granted at an exercise price equal to or greater than the market price of the Old Common Stock on the date of grant. These options generally vested between 3 to 5 years and had terms ranging from 5 to 10 years. The 1995 Plan and all options granted thereunder were cancelled as of the Effective Date in accordance with the Plan.

     On November 2, 1998, the Company's stockholders approved the 1998 Director Compensation Plan (the "Director Plan") under which up to 250,000 shares of Old Common Stock were available for grant to non-employee directors. The Director Plan replaced the 1996 Director Option Plan, which provided for the issuance of 200,000 shares of Old Common Stock. Under the Director Plan, as of the first day of the Company's fiscal year or the first day on which an individual became an outside director, each non-employee director was granted an option to purchase shares having a value of $30,000 as determined using the Black-Scholes valuation method. Options granted under the Director Plan were fully vested and exercisable at the time of grant. The 1996 Director Option Plan was terminated as to future awards at the time of adoption of the Director Plan. Both the Director Plan and the 1996 Director Option Plan and all options granted thereunder were cancelled as of the Effective Date in accordance with the Plan.

     Summarized information for the Company's stock option plans are as follows:

                                                                     WEIGHTED AVERAGE
                                                                         EXERCISE
                                                         SHARES           PRICE
                                                         ------      ----------------
Options outstanding at March 31, 1998                   1,821,150         $12.05
Granted                                                 2,698,445           5.35
Exercised                                                 (12,500)          4.65
Expired/forfeited                                      (1,641,150)         14.41
                                                       ----------         ------
Options outstanding at March 31, 1999                   2,865,945           4.44
Granted                                                 1,043,489           2.69
Exercised                                                       0           0.00
Expired/forfeited                                        (432,587)          5.63
                                                       ----------         ------
Options outstanding at March 31, 2000                   3,476,847           3.78
Granted                                                   153,040           2.40
Exercised                                                       0           0.00
Expired/forfeited                                        (591,275)          4.76
                                                       ----------         ------
Options outstanding at March 31, 2001                   3,038,612         $ 3.52
                                                       ==========         ======
Exercisable at March 31, 1999                             701,500         $ 5.65
Exercisable at March 31, 2000                           1,225,247         $ 4.59
Exercisable at March 31, 2001                           1,917,777         $ 3.64

     Options available for grant as of March 31, 2001, 2000 and 1999 were 2,264,638, 1,861,403 and 2,487,305, respectively.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On December 1, 1998, a total of 1,513,900 outstanding stock options with a weighted average exercise price of $14.42 per share were terminated in exchange for the grant of 1,135,425 stock options with an exercise price of $3.87 per share, representing 125% of the closing price of the Old Common Stock on December 1, 1998. The options granted in the exchange were exercisable over a period of 5 years and vested ratably over a period of 3 years. The offer to exchange was made to substantially all option holders, but did not include the Company's chairman, chief executive officer and president. The exchange offer was designed to restore the incentive value of Company stock options and to encourage the retention of key personnel, particularly in light of the market conditions in the scrap metal industry during the 1998 calendar year, and its effect on the Company's stock price.

     The following table summarizes information about stock options outstanding at March 31, 2001:

                                                     OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                           ----------------------------------------       ---------------------
                                                           WEIGHTED
                                                            AVERAGE        WEIGHTED                    WEIGHTED
                                                           REMAINING       AVERAGE                     AVERAGE
                                                          CONTRACTUAL      EXERCISE                    EXERCISE
      RANGE OF EXERCISE PRICES              SHARES        LIFE (YRS)        PRICE         SHARES        PRICE
      ------------------------              ------        -----------      --------       ------       --------
$2.00 to $2.75                               981,882         4.18           $2.60         445,215       $2.48
$2.76 to $3.75                               544,930         2.89            3.38         298,533        3.47
$3.76 to $3.87                             1,050,800         2.67            3.87         721,029        3.87
$3.88 to $21.13                              461,000         4.42            4.82         453,000        4.54

WARRANTS
     The Company issued warrants to purchase Old Common Stock in connection with acquisitions or for issuance to employees or directors for services. The summary of warrant activity is as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                            EXERCISE
                                                             SHARES          PRICE
                                                             ------         --------
Warrants outstanding at March 31, 1998                      8,224,540        $8.89
Granted                                                       740,547         7.76
Exercised                                                    (207,100)        4.93
Expired/forfeited                                            (315,040)        9.20
                                                            ---------        -----
Warrants outstanding at March 31, 1999                      8,442,947         8.85
Granted                                                       695,000         3.86
Exercised                                                           0         0.00
Expired/forfeited                                            (811,875)        4.02
                                                            ---------        -----
Warrants outstanding at March 31, 2000                      8,326,072         8.91
Granted                                                             0         0.00
Exercised                                                           0         0.00
Expired/forfeited                                             (56,250)        7.90
                                                            ---------        -----
Warrants outstanding at March 31, 2001                      8,269,822        $8.92
                                                            =========        =====

     On December 1, 1998, a total of 245,000 outstanding warrants with a weighted average exercise price of $10.76 per share were terminated in exchange for the grant of 183,750 warrants with an exercise price of $3.87 per share, representing 125% of the closing price of the Old Common Stock on December 1, 1998. The warrants granted in the exchange were exercisable over a period of 5 years and vested ratably over a period of 3 years. The offer to exchange was made to certain warrant holders. The exchange offer was designed to restore the incentive value of the warrants and to encourage the retention of key personnel, particularly in light

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of the market conditions in the scrap metal industry during the 1998 calendar year, and its effect on the Company's stock price.

     The following table summarizes information about warrants outstanding at March 31, 2001:

                                              WARRANTS OUTSTANDING                       WARRANTS EXERCISABLE
                                -------------------------------------------------    -----------------------------
                                             WEIGHTED AVERAGE
                                                REMAINING        WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                               CONTRACTUAL           EXERCISE                         EXERCISE
  RANGE OF EXERCISE PRICES       SHARES         LIFE (YRS)            PRICE           SHARES           PRICE
  ------------------------       ------      ----------------    ----------------     ------      ----------------
$2.00 to $4.00                  1,620,623          1.68               $3.66          1,596,873         $3.66
$4.01 to $5.91                  2,317,741          1.41                5.53          2,317,741          5.53
$5.92 to $12.00                 2,706,457          1.27                9.88          2,706,457          9.88
$12.01 to $26.00                1,625,001          1.78               17.38          1,625,001         17.38

     On the Effective Date, all rights and awards granted under Restricted Stock Plan, the 1995 Plan, the Director Plan and all warrants issued to acquire Old Common Stock were cancelled.

MANAGEMENT INCENTIVE PLANS
     In accordance with the Plan, a management equity incentive plan (the "Management Incentive Plan") was established which provides certain key employees of the restructured company the right to acquire shares of New Common Stock. Pursuant to the Management Incentive Plan, issuances of New Common Stock can be made under two separate series of warrants, designated Series B Warrants and Series C Warrants. The Series B Warrants provide for the issuance of up to 1,000,000 shares at an exercise price of $6.50 per share. The Series C Warrants provide for the issuance of up to 500,000 shares at an exercise price of $12.00 per share. The Series B Warrants have a term of five years from the Effective Date and the Series C Warrants have a term of seven years from the date of issuance.

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

                                                                       YEAR ENDED MARCH 31,
                                                               -------------------------------------
                                                                 2001           2000          1999
                                                                 ----           ----          ----
NET LOSS APPLICABLE TO COMMON STOCK:
     As reported                                               $(365,617)     $(13,939)     $(49,670)
     Pro forma                                                 $(367,227)     $(16,359)     $(59,869)
BASIC AND DILUTED EPS APPLICABLE TO COMMON STOCK:
     As reported                                               $   (6.18)     $  (0.26)     $  (1.24)
     Pro forma                                                 $   (6.21)     $  (0.30)     $  (1.49)
ASSUMPTIONS:
Expected life (years)                                                  3             3             3
Expected volatility                                                89.80%        96.15%         76.2%
Dividend yield                                                        --            --            --
Risk-free interest rate                                             4.33%         6.47%         5.07%

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The weighted average fair value of options and compensation based warrants granted was as follows:

                                             2001                      2000                       1999
                                     ---------------------    -----------------------    -----------------------
      YEAR ENDED MARCH 31,           SHARES     FAIR VALUE     SHARES      FAIR VALUE     SHARES      FAIR VALUE
      --------------------           ------     ----------     ------      ----------     ------      ----------
Exercise price > Market price        128,040      $0.82       1,728,489      $0.80       2,726,195      $1.74
Exercise price = Market price         25,000      $1.27          10,000      $1.90         456,000      $5.39
Exercise price < Market price            n/a        n/a             n/a        n/a             n/a        n/a

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

NOTE 16 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial information for the Company's last eight fiscal quarters (in thousands, except per share amounts):

                                                                       QUARTER ENDED
                                                       ---------------------------------------------
             YEAR ENDED MARCH 31, 2001                 JUNE 30     SEPT. 30     DEC. 31     MAR. 31
             -------------------------                 -------     --------     -------     -------
Net sales                                              $241,909    $213,774    $ 154,780    $156,128
Gross profit                                             22,981      18,536        5,677      14,680
Goodwill impairment(a)                                        0           0      280,132           0
Non-cash and non-recurring expense (b)                    2,639         211         (211)      3,760
Loss from joint ventures(c)                                (134)       (515)        (927)     (1,873)
Net loss applicable to common stock                      (8,335)    (26,827)    (311,985)    (18,470)
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE(D):        $  (0.14)   $  (0.46)   $   (5.20)   $  (0.30)

                                                                       QUARTER ENDED
                                                       ---------------------------------------------
             YEAR ENDED MARCH 31, 2000                 JUNE 30     SEPT. 30     DEC. 31     MAR. 31
             -------------------------                 -------     --------     -------     -------
Net sales                                              $198,682    $211,466    $ 233,734    $271,258
Gross profit                                             25,831      24,558       28,489      31,107
Non-cash and non-recurring expense(e)                         0       5,014            0           0
Loss from continuing operations                          (3,338)     (6,741)      (1,771)     (2,465)
Income from discontinued operations                           0          27           14         335
Net loss applicable to common stock                      (3,338)     (6,714)      (1,757)     (2,130)
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE(D):
  Continuing operations                                $  (0.06)   $  (0.13)   $   (0.03)   $  (0.04)
  Discontinued operations                                  0.00        0.00         0.00        0.00
  Net income (loss)                                       (0.06)      (0.13)       (0.03)      (0.04)

---------------
(a) Reflects the impairment of goodwill recognized in the quarter ended December 31, 2000, as a result of a change in the Company's accounting policy for evaluating the carrying value of goodwill. See Note 1 -- Significant Accounting Policies.
(b) Reflects charges record for the impairment of fixed assets, facility abandonments and a note receivable from Superior. See Note 4 -- Non-Cash and Non-Recurring Expenses.
(c) Loss in the quarter ended March 31, 2001 includes the impairment of the Company's investment in Southern of approximately $1.8 million. See Note
    1 -- Significant Accounting Policies.
(d) The sum of the quarterly per share amounts will not equal per share amounts reported for the year-to-date period due to the changes in the number of weighted-average shares outstanding for each period.
(e) Consists mainly of severance paid to two former officers of the Company. See
    Note 4 -- Non-Cash and Non-Recurring Expenses.

                             METAL MANAGEMENT, INC.
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                             CHARGED TO
                                                 BALANCE AT    CHARGED TO      OTHER       DEDUCTIONS,    BALANCE AT
FISCAL                                           BEGINNING     COSTS AND      ACCOUNTS       NET OF         END OF
 YEAR                 DESCRIPTION                OF PERIOD      EXPENSES        (A)        RECOVERIES       PERIOD
------                -----------                ----------    ----------    ----------    -----------    ----------
2001      Allowance for doubtful accounts          $2,642       $ 5,678        $    0        $(6,717)      $ 1,603
          Tax valuation allowance                  $  470       $86,923        $    0        $     0       $87,393

2000      Allowance for doubtful accounts          $2,020       $ 2,343        $ (500)       $(1,221)      $ 2,642
          Tax valuation allowance                  $  250       $   220        $    0        $     0       $   470

1999      Allowance for doubtful accounts          $1,629       $   982        $  467        $(1,058)      $ 2,020
          Tax valuation allowance                  $    0       $   250        $    0        $     0       $   250

-------------------------
(a) Includes adjustments to the allowance for doubtful accounts due to acquisitions.

                             METAL MANAGEMENT, INC.
                                 EXHIBIT INDEX

                      NUMBER AND DESCRIPTION OF EXHIBIT
 2.1     Disclosure Statement with respect to First Amended Joint
         Plan of Reorganization of Metal Management, Inc. and its
         Subsidiary Debtors, dated May 4, 2001.
 3.1 Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 29, 2001.
 3.2 Amended and Restated By-Laws of the Company adopted as of June 29, 2001.
 4.1     Series A Warrant Agreement, dated June 29, 2001 by and among
         Metal Management, Inc. and LaSalle Bank National
         Association, as Warrant Agent.
 4.2     Metal Management, Inc. Management Equity Incentive Plan.
 4.3     Form of Series B Warrant Agreement.
 4.4     Form of Series C Warrant Agreement.
 4.5     Amended and Restated Indenture, dated as of June 29, 2001
         (the "Indenture"), among the Company and BNY Midwest Trust
         Company.
10.1     $150 million Credit Agreement, dated as of June 29, 2001
         (the "New Credit Agreement") by and among the Company and its subsidiaries named therein and Banker's Trust Company, as Agent and the financial institutions parties thereto.
10.2     Intercreditor Agreement, dated as of June 29, 2001 between
         Bankers Trust Company, as Agent for the lenders under the New Credit Agreement, and BNY Midwest Trust Company, as
         Trustee under the Indenture.
10.3     Employment Agreement, dated December 1, 1997 between Albert
         A. Cozzi and the Company (incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K dated December 1, 1997).
10.4     Employment Agreement, dated December 1, 1997 between Frank
         J. Cozzi and the Company (incorporated by reference to Exhibit 10.15 of the Company's Current Report on Form 8-K dated December 1, 1997).
10.5     Employment Agreement, dated November 30, 1997 between Larry
         S. Snyder, the Company and Cozzi Iron & Metal, Inc.
         (incorporated by reference to Exhibit 10.21 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         1999).
10.6     Employment Agreement, dated August 27, 1997 between William
         T. Proler and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 28, 1997).
10.7     Employment Agreement, dated April 1, 2000 between Michael W.
         Tryon and the Company (incorporated by reference to Exhibit
         10.15 of the Company Annual Report on Form 10-K for the year ended March 31, 2000.)
10.8     Form of Outside Director Indemnification Agreement.
10.9 Letter Agreement, dated June 7, 2001 and June 13, 2001 between the Company and Albert A. Cozzi reflecting certain modifications to the Employment Agreement of Albert A.
         Cozzi.
10.10 Letter Agreement, dated June 7, 2001 and June 13, 2001 between the Company and Frank J. Cozzi reflecting certain modifications to the Employment Agreement of Frank J. Cozzi.
10.11 Letter Agreement, dated June 7, 2001 and June 13, 2001 between the Company and Larry S. Snyder reflecting certain modifications to the Employment Agreement of Larry S.
         Snyder.
10.12 Letter Agreement, dated June 7, 2001 and June 13, 2001 between the Company and Michael W. Tryon reflecting certain modifications to the Employment Agreement of Michael W.
         Tryon.

                      NUMBER AND DESCRIPTION OF EXHIBIT
18.1     Preferability Letter of PricewaterhouseCoopers LLP,
         Independent Auditors, regarding change in accounting principle (incorporated by reference to Exhibit 18.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
21.1     Subsidiaries of the Company
23.1     Consent of PricewaterhouseCoopers LLP