Form 10-Q
period 2001-06-30
METAL MANAGEMENT INC
filed 2001-09-25
CIK 795665

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                        500 N. DEARBORN ST., SUITE 600,
                               CHICAGO, IL 60610
          (Address of principal executive offices including zip code)

     Registrant's telephone number, including area code: (312) 645 -- 0700

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _

    As of September 21, 2001, the Registrant had no shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I:     FINANCIAL INFORMATION
ITEM 1:     Financial Statements
            Consolidated Balance Sheets -- June 30, 2001 (Reorganized
            Company) and March 31, 2001 (Predecessor Company)
            (unaudited)                                                       1
            Consolidated Statements of Operations -- three months ended
            June 30, 2001 and 2000 (Predecessor Company) (unaudited)          2
            Consolidated Statements of Cash Flows -- three months ended
            June 30, 2001 and 2000 (Predecessor Company) (unaudited)          3
            Consolidated Statements of Stockholders' Equity -- three
            months ended June 30, 2001 (Predecessor Company) (unaudited)      4
            Notes to Consolidated Financial Statements (unaudited)            5
ITEM 2:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        14
ITEM 3:     Quantitative and Qualitative Disclosures about Market Risk       21
PART II:    OTHER INFORMATION
ITEM 2:     Changes in Securities                                            22
ITEM 5:     Other Information                                                22
ITEM 6:     Exhibits and Reports on Form 8-K                                 22
            Signatures                                                       23
            Exhibit Index                                                    24

PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                                 REORGANIZED      PREDECESSOR
                                                                   COMPANY          COMPANY
                                                                JUNE 30, 2001    MARCH 31, 2001
                                                                -------------    --------------
                           ASSETS
Current assets:
     Cash and cash equivalents                                    $  1,058         $   1,428
     Accounts receivable, net                                       73,328            79,607
     Inventories (Note 5)                                           41,522            39,773
     Prepaid expenses and other assets                              12,191            11,394
                                                                  --------         ---------
       Total current assets                                        128,099           132,202

Property and equipment, net                                        142,883           148,083
Goodwill (Note 3)                                                   15,461                 0
Deferred financing costs, net                                        1,140             2,204
Other assets                                                         1,935             2,303
                                                                  --------         ---------
                         TOTAL ASSETS                             $289,518         $ 284,792
                                                                  ========         =========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt (Note 6)                   $  1,980         $   2,444
     Accounts payable                                               51,781            37,927
     Accrued interest                                                   90             4,149
     Other accrued liabilities                                      19,554            10,610
                                                                  --------         ---------
       Total current liabilities                                    73,405            55,130
Long-term debt, less current portion (Note 6)                      146,455           150,533
Other liabilities                                                    4,658             2,152
                                                                  --------         ---------
                      TOTAL LONG-TERM LIABILITIES                  151,113           152,685
Liabilities subject to compromise                                        0           220,234
Stockholders' equity (deficit): (Note 8)
     Convertible Preferred Stock:
          Series B                                                       0               815
          Series C                                                       0             5,100
     Common Stock                                                        0               542
     Warrants                                                            0            40,428
     New common equity -- issuable                                  65,000                 0
     Additional paid-in-capital                                          0           271,319
     Accumulated deficit                                                 0          (461,461)
                                                                  --------         ---------
                 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               65,000          (143,257)
                                                                  --------         ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $289,518         $ 284,792
                                                                  ========         =========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                                     PREDECESSOR COMPANY
                                                                      THREE MONTHS ENDED
                                                                ------------------------------
                                                                JUNE 30, 2001    JUNE 30, 2000
                                                                -------------    -------------
NET SALES                                                         $166,268         $241,909
Cost of sales                                                      149,216          218,928
                                                                  --------         --------
Gross profit                                                        17,052           22,981

OPERATING EXPENSES:
  General and administrative                                        11,686           15,201
  Depreciation and amortization                                      4,718            6,917
  Non-cash and non-recurring expense (Note 4)                        1,941            2,639
                                                                  --------         --------
Total operating expenses                                            18,345           24,757
                                                                  --------         --------
Operating loss                                                      (1,293)          (1,776)

OTHER INCOME (EXPENSE):
  Interest expense                                                   5,169           10,328
  Other income (expense), net                                           55              (25)
                                                                  --------         --------

Loss before reorganization costs, income taxes, cumulative
  effect of change in accounting principle and extraordinary
  gain                                                              (6,407)         (12,129)
Reorganization costs (Note 2)                                       10,347                0
                                                                  --------         --------
Loss before income taxes, cumulative effect of change in
  accounting principle and extraordinary gain                      (16,754)         (12,129)
Benefit for income taxes                                                 0           (3,910)
                                                                  --------         --------
Loss before cumulative effect of change in accounting
  principle and extraordinary gain                                 (16,754)          (8,219)
Cumulative effect of change in accounting principle (Note 1)          (358)               0
Extraordinary gain (Note 2)                                        145,711                0
                                                                  --------         --------
NET INCOME (LOSS)                                                  128,599           (8,219)

Preferred stock dividends                                                0              116
                                                                  --------         --------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                      $128,599         $ (8,335)
                                                                  ========         ========

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED:
  Loss before cumulative effect of change in accounting
     principle and extraordinary gain                             $  (0.27)        $  (0.14)
  Cumulative effect of change in accounting principle                (0.01)            0.00
  Extraordinary gain                                                  2.36             0.00
                                                                  --------         --------
       Net income (loss) per share, basic and diluted             $   2.08         $  (0.14)
                                                                  ========         ========

Shares used in computation of basic and diluted loss per
  share                                                             61,731           57,773
                                                                  ========         ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                 PREDECESSOR COMPANY
                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                                ----------------------
                                                                  2001         2000
                                                                  ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $ 128,599    $  (8,219)
Adjustments to reconcile net income (loss) to cash flows
  from operating activities:
     Depreciation and amortization                                  4,718        6,917
     Deferred income taxes                                              0       (3,910)
     Amortization of debt issuance costs and bond discount          1,359          858
     Non-cash and non-recurring expense                             1,941        2,639
     Non-cash reorganization expenses                               3,469            0
     Extraordinary gain                                          (145,711)           0
     Cumulative effect of change in accounting principle              358            0
     Provision for bad debt                                         1,058          110
     Other                                                           (237)         161
Changes in assets and liabilities:
     Accounts and notes receivable                                  5,141       13,459
     Inventories                                                   (1,749)        (569)
     Accounts payable                                               9,200       (4,155)
     Other                                                          3,856       (8,909)
                                                                ---------    ---------
Cash flows provided by (used in) operating activities              12,002       (1,618)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment                              (1,392)      (3,482)
  Proceeds from sale of property and equipment                      1,141          213
  Other                                                              (128)        (160)
                                                                ---------    ---------
Net cash used in investing activities                                (379)      (3,429)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Issuances of long-term debt                                     111,627      292,452
  Repayments of long-term debt                                       (615)    (284,772)
  Repayments on DIP Agreement                                    (121,666)           0
  Fees paid to issue long-term debt                                (1,339)      (2,609)
  Repurchase of common stock                                            0          (67)
                                                                ---------    ---------
Net cash provided by (used in) financing activities               (11,993)       5,004
                                                                ---------    ---------
Net decrease in cash and cash equivalents                            (370)         (43)
Cash and cash equivalents at beginning of period                    1,428        1,396
                                                                ---------    ---------
Cash and cash equivalents at end of period                      $   1,058    $   1,353
                                                                =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                   $   3,905    $  14,812

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (unaudited, in thousands, except shares)

                                                                                 NEW
                                PREFERRED STOCK                                COMMON      ADDITIONAL
                              --------------------     COMMON                 EQUITY --     PAID-IN-     ACCUMULATED
                              SERIES B    SERIES C     STOCK      WARRANTS    ISSUABLE      CAPITAL        DEFICIT        TOTAL
                              --------    --------     ------     --------    ---------    ----------    -----------      -----
BALANCE AT MARCH 31, 2001
  (Predecessor Company)        $ 815      $ 5,100      $ 542      $ 40,428     $     0     $ 271,319      $(461,461)    $(143,257)

Net issuances of Old
  Common Stock                     0            0         17             0           0           (17)             0             0

Net loss before
  reorganization
  adjustments and fresh
  start adjustments                0            0          0             0           0             0        (16,193)      (16,193)

Reorganization adjustments      (815)      (5,100)      (559)      (40,428)     65,000      (270,999)       477,654       224,753

Fresh start adjustments            0            0          0             0           0          (303)             0          (303)
                               -----      -------      -----      --------     -------     ---------      ---------     ---------
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2001
  (Reorganized Company)        $   0      $     0      $   0      $      0     $65,000     $       0      $       0     $  65,000
                               =====      =======      =====      ========     =======     =========      =========     =========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Metal Management, Inc., a Delaware corporation, and its subsidiaries (herein referred to as the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

     As discussed in Note 2 -- Reorganization Under Chapter 11, on November 20, 2000 (the "Petition Date"), the Company filed voluntary petitions (Case Nos. 00-4303 -- 00-4331 (SLR)) commencing cases under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On June 29, 2001, the Company emerged from Chapter 11 bankruptcy.

     As a result of the Company's emergence from Chapter 11 bankruptcy and the application of fresh-start reporting (see Note 3 -- Fresh-Start Reporting), consolidated financial statements for the Company as of June 30, 2001 and for the periods subsequent to June 30, 2001 are referred to as the "Reorganized Company" and are not comparable to those for the periods prior to June 30, 2001, which are referred to as the "Predecessor Company." A black line has been drawn in the accompanying unaudited consolidated financial statements as of June 30, 2001 and March 31, 2001 to distinguish, for accounting purposes, between the Reorganized Company and the Predecessor Company.

     The results of operations for the interim periods shown are for the Predecessor Company and are not to be considered indicative of the results of operations that are expected for the full year. These results will not be comparable to those of the Reorganized Company.

     The March 31, 2001 balance sheet information has been derived from the Company's audited financial statements. All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Aside from the impact of fresh-start reporting, the Reorganized Company follows the same accounting policies as the Predecessor Company. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Predecessor Company's audited consolidated financial statements and notes thereto included in the Predecessor Company's Annual Report on Form 10-K for the year ended March 31, 2001.

     Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedges" (as amended). SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The Company utilizes futures and forward contracts to hedge its net position in certain non-ferrous metals and does not use futures and forward contracts for trading purposes. The Company has classified its investment in these contracts as speculative under the provisions of SFAS No. 133. As a result, the Company marked its open contracts to market at April 1, 2001. The cumulative effect of adopting SFAS No. 133 resulted in an after-tax decrease in net earnings of $0.4 million at April 1, 2001. Management believes that the changes in fair value of these instruments will not significantly impact the results of operations or financial position of the Company.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION -- (CONTINUED)

business combinations within the scope of this Statement to be accounted for using the purchase method. Use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001. SFAS No. 142 requires that, upon adoption, amortization of goodwill and indefinite lived intangible assets will cease and instead, the carrying value of such assets will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment.

     In accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and the application of fresh-start reporting, the Company adopted SFAS No. 141 and SFAS No. 142 as of June 30, 2001. The adoption of SFAS No. 141 had no impact on the consolidated financial statements as the Company had no recorded goodwill or intangible assets at adoption. The adoption of SFAS No. 142 results in the classification of the reorganization intangible recognized in fresh-start reporting (see Note 3 -- Fresh-Start Reporting) as goodwill with an indefinite life. As a result, goodwill of $15.5 million will not be amortized, but will be reviewed annually for impairment.

     The following unaudited pro forma information presents a summary of the consolidated statement of operations for the three months ended June 30, 2000 assuming that SFAS No. 142 was adopted on April 1, 2000. The adoption of SFAS No. 142 did not impact the Company's consolidated statement of operations for the three months ended June 30, 2001 as no goodwill amortization expense was recognized (in thousands):

                                                                            ADD BACK OF
                                                                   AS         GOODWILL
THREE MONTHS ENDED JUNE 30, 2000                                REPORTED    AMORTIZATION    PRO FORMA
--------------------------------                                --------    ------------    ---------
Loss before cumulative effect of change in accounting
  principle and extraordinary gain                              $(8,219)       $1,902        $(6,317)
Net loss applicable to common stock                             $(8,335)       $1,902        $(6,433)
Loss per share, basic and diluted:
Loss before cumulative effect of change in accounting
  principle and extraordinary gain                              $ (0.14)       $ 0.03        $ (0.11)
                                                                =======        ======        =======
Net loss applicable to common stock                             $ (0.14)       $ 0.03        $ (0.11)
                                                                =======        ======        =======

NOTE 2 -- REORGANIZATION UNDER CHAPTER 11

     On the Petition Date, the Company filed voluntary petitions commencing cases under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. From November 20, 2000 until June 30, 2001, the Company operated its business as a debtor-in-possession. These bankruptcy proceedings are referred to as the "Chapter 11 proceedings" herein.

     In furtherance of an agreement reached between the Company and the holders of a significant percentage of its pre-petition debt prior to the initiation of the Chapter 11 proceedings, the Company filed a Plan of Reorganization (the "Plan") pursuant to Chapter 11 of the Bankruptcy Code on May 4, 2001. The Bankruptcy Court confirmed the Plan which became effective on June 29, 2001 (the "Effective Date"). From and after the Effective Date, the Company no longer operates as debtors-in-possession.

     The Plan provides that, among other things, (i) in exchange for their notes, the holders of the Company's 12 3/4% Junior Secured Notes, due June 2004 (the "Junior Secured Notes") received new junior secured notes (the "New Notes") in a principal amount equal to the par amount of the Junior Secured Notes, plus accrued and unpaid interest through June 29, 2001; (ii) in exchange for their notes and other claims, the holders of the Company's 10% Senior Subordinated Notes due May 2008 (the "Subordinated Notes") and certain other unsecured creditors will receive their pro-rata share of 9,900,000 shares of new common stock, par value $.01 per share, of the Reorganized Company (the "New Common Stock"); (iii) the holders of unsecured

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 2 -- REORGANIZATION UNDER CHAPTER 11 -- (CONTINUED)

claims who have elected not to receive New Common Stock will receive cash payments totaling 30% of their claim without interest, with payment to be made in four equal annual installments commencing on June 30, 2002; (iv) the holders of 815 shares of Series B convertible preferred stock and 6,000 shares of Series C convertible preferred stock, in each case outstanding as of the Effective Date, will receive their pro-rata share of 7,300 shares of New Common Stock and warrants (designated as "Series A Warrants") exercisable into 54,750 shares of New Common Stock; and (v) the holders of 62,589,980 shares of common stock, par value $.01 per share, outstanding as of the Effective Date (the "Old Common Stock") will receive 92,700 shares of New Common Stock and Series A Warrants exercisable into 695,250 shares of New Common Stock. The Series A Warrants, when issued, will be immediately exercisable at a price per share equal to the total amount of liabilities (allowed under Class 6 of the Plan) converted into New Common Stock in accordance with the Plan divided by 10,000,000. The Series A Warrants remain exercisable for a term of five years from the Effective Date. The Company also entered into a two year credit agreement with its lenders as of the Effective Date (see Note 6 -- Long-Term Debt).

     As of the date of this Report, the Company has not yet distributed shares of New Common Stock or Series A Warrants. However, the Reorganized Company's balance sheet as of June 30, 2001 reflects the assumed issuance of New Common Stock and Series A Warrants and the cancellation or exchange of indebtedness in accordance with the Plan. The net gain on cancellation of indebtedness aggregated $145.7 million and has been treated as an extraordinary item in the accompanying consolidated financial statements for the three months ended June 30, 2001.

     Reorganization costs directly associated with the Chapter 11 proceedings for the period April 1, 2001 through June 30, 2001 are as follows (in thousands):

Professional fees                                               $ 6,838
Liability for rejected contracts and settlements                  2,445
Fresh-start adjustments                                             919
Other                                                               145
                                                                -------
                                                                $10,347
                                                                =======

     Rejected contracts and settlement charges represent amounts recorded for additional allowable claims under rejected employment contracts and settlements reached on existing claims during the quarter. Fresh-start adjustments represent the net impact of adjustments to state recorded assets and liabilities at their fair values.

     In accordance with Plan, the Company's Board of Directors consists of the following new, non-employee directors: Daniel W. Dienst, John T. DiLacqua, Kevin
P. McGuinness and Harold "Skip" Rouster. Albert A. Cozzi continues to serve as Chairman of the Board of Directors and Chief Executive Officer.

NOTE 3 -- FRESH-START REPORTING

     As previously discussed, the accompanying consolidated financial statements as of June 30, 2001 reflect the use of fresh-start reporting as required by SOP 90-7. Under fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined by the Company's investment advisors based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets of the Reorganized Company, totaling $15.5 million, is referred to as "reorganization value in excess of amounts allocable to identifiable assets." In accordance with SFAS No. 142, this amount is reported as "Goodwill" in the consolidated financial statements. Fresh-

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- FRESH-START REPORTING -- (CONTINUED)

start reporting resulted in the creation of a new reporting entity (the "Company" or the "Reorganized Company") with no accumulated deficit as of June 30, 2001.

     The reorganization value of $65 million for the equity of the Reorganized Company was based on the consideration of many factors and various valuation methods, including discounted cash flow analysis using projected financial information, selected publicly traded company market multiples of certain companies operating businesses viewed to be similar to that of the Company, and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company's business and industry.

     The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the value of the Company's New Common Stock, when it commences trading on a national exchange, may differ materially from the valuation.

     As a result of adopting SFAS No. 142, the goodwill recognized in fresh-start reporting will be reviewed annually for impairment. The Company has determined that the goodwill is not impaired under SFAS No. 142 at June 30, 2001. However, future impairment of the recorded goodwill may result if actual results of operations or changes in economic or industry conditions differ significantly from assumptions used to derive the reorganization value.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- FRESH-START REPORTING -- (CONTINUED)

     The following summarizes the effects of fresh-start reporting on the Company's consolidated balance sheet as of June 30, 2001 (in thousands):

                                            PREDECESSOR                                                 REORGANIZED
               (UNAUDITED)                    COMPANY     REORGANIZATION   FRESH START                    COMPANY
                                              6/30/01      ADJUSTMENTS     ADJUSTMENTS       REF          6/30/01
                                            -----------   --------------   -----------       ---        -----------
                  ASSETS
Current assets............................   $ 128,099                                                    $128,099
Property and equipment, net...............     142,883                                                     142,883
Deferred financing costs, net.............       1,175            (35)                   (a,b)               1,140
Goodwill..................................           0         15,148           313      (i)                15,461
Other assets..............................       2,038                         (103)     (g)                 1,935
                                             ---------      ---------         -----                       --------
      TOTAL ASSETS........................   $ 274,195      $  15,113         $ 210                       $289,518
                                             =========      =========         =====                       ========
             LIABILITIES AND
           STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.......   $   1,980                                                    $  1,980
  Accounts payable........................      50,442          1,339                    (c)                51,781
  Accrued interest........................       4,053         (3,963)                   (b)                    90
  Other accrued liabilities...............      19,554                                                      19,554
                                             ---------      ---------         -----                       --------
      Total current liabilities...........      76,029         (2,624)                                      73,405
Long-term debt, less current portion:
  DIP Agreement...........................     110,455       (110,455)                   (a)                     0
  Junior Secured Notes....................      27,983        (27,983)                   (b)                     0
  New Credit Agreement....................           0        111,595                    (a)               111,595
  New Notes...............................           0         33,963                    (b)                33,963
  Other debt..............................         897                                                         897
Other liabilities.........................       2,645          1,500           513      (e,g)               4,658
                                             ---------      ---------         -----                       --------
      Total long-term liabilities.........     141,980          8,620           513                        151,113
Liabilities subject to compromise.........     215,636       (215,636)                   (c,d,e)                 0
Stockholders' equity (deficit):
Series B convertible preferred stock......         815           (815)                   (f)                     0
Series C convertible preferred stock......       5,100         (5,100)                   (f)                     0
Common stock..............................         559           (559)                   (f)                     0
Warrants..................................      40,428        (40,428)                   (f)                     0
New common equity - issuable..............           0         65,000                    (d,f)              65,000
Additional paid-in-capital................     271,302       (270,999)         (303)     (f,g)                   0
Accumulated deficit.......................    (477,654)       477,654                    (b,d,e,g,h)             0
                                             ---------      ---------         -----                       --------
      TOTAL STOCKHOLDERS' EQUITY
         (DEFICIT)........................    (159,450)       224,753          (303)                        65,000
                                             ---------      ---------         -----                       --------
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY.............   $ 274,195      $  15,113         $ 210                       $289,518
                                             =========      =========         =====                       ========

---------------
REFERENCES:

(a) Reflects the proceeds of the New Credit Agreement, the repayment of the Company's obligations under the DIP Agreement and the deferred financing costs paid with respect to the New Credit Agreement.
(b)Reflects the exchange of the Junior Secured Notes for the New Notes in an amount equal to the par amount of the Junior Secured Notes plus unpaid and accrued interest, the write-off of $2.0 million of unamortized discount on the Junior Secured Notes and the write-off of $1.2 million of unamortized deferred financing costs on the Junior Secured Notes.
(c)Reflects the reclass of cure payments and convenience class payments to be paid by cash under the Plan.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- FRESH-START REPORTING -- (CONTINUED)

(d)Reflects the conversion of all of the Company's obligations under its Subordinated Notes and other unsecured debt into 9,900,000 shares of New Common Stock. The excess of obligations eliminated over the fair value of New Common Stock issued of $145.4 million is included in the extraordinary gain of $145.7 million recognized in the three months ended June 30, 2001.
(e)Reflects the conversion of $5.0 million of unsecured claims into a 4 year, non-interest bearing payable for those creditors who have elected not to receive New Common Stock. In accordance with the Plan, the non-interest bearing payable represents 30% of the claim and is recorded at its present value. The excess of the obligations eliminated over the fair value of the non-interest bearing payable of $3.5 million is included in the extraordinary gain of $145.7 million recognized in the three months ended June 30, 2001.
(f) Reflects the cancellation of the Predecessor Company's convertible preferred stock, Old Common Stock and warrants to purchase Old Common Stock and the issuance of 100,000 shares of New Common Stock and warrants to purchase 750,000 shares of New Common Stock to the shareholders of the Predecessor Company.
(g) Reflects the adjustment of pension assets and liabilities to fair value.
(h) Reflects the elimination of the accumulated deficit as of June 30, 2001.
(i) Reflects the establishment of Goodwill representing the excess of the reorganization value over the aggregate fair value of the Company's tangible and identifiable intangible assets.

NOTE 4 -- NON-CASH AND NON-RECURRING EXPENSES

     During the three months ended June 30, 2001, the Company recognized a $1.9 million asset impairment charge related to excess equipment to be disposed of or otherwise abandoned. At June 30, 2001, $5.4 million of property and equipment was classified as "held for sale" and is reported in prepaid expenses and other assets.

     During the three months ended June 30, 2000, the Company recognized a $2.6 million asset impairment charge related to a promissory note, including accrued interest, received by the Company in conjunction with the sale of its former Superior Forge, Inc. subsidiary.

NOTE 5 -- INVENTORIES

     Inventories are stated at average cost which approximates market value. Inventories consisted of the following categories (in thousands):

                                                        REORGANIZED      PREDECESSOR
                                                         COMPANY          COMPANY
                                                        JUNE 30, 2001    MARCH 31, 2001
                                                           -------          -------
Ferrous metals                                             $20,860          $20,685
Non-ferrous metals                                          19,695           18,050
Other                                                          967            1,038
                                                           -------          -------
                                                           $41,522          $39,773
                                                           =======          =======

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 6 -- LONG-TERM DEBT

     Long-term debt of the Reorganized and Predecessor Company consisted of the following (in thousands):

                                                        REORGANIZED      PREDECESSOR
                                                         COMPANY           COMPANY
                                                        JUNE 30, 2001    MARCH 31, 2001
                                                          --------          --------
New Credit Agreement                                      $111,595          $      0
DIP Agreement                                                    0           121,666
12 3/4% New Notes                                           33,963                 0
12 3/4% Junior Secured Notes                                     0            27,851
Other debt                                                   2,877             3,460
                                                          --------          --------
                                                           148,435           152,977
Less: current portion                                       (1,980)           (2,444)
                                                          --------          --------
                                                          $146,455          $150,533
                                                          ========          ========

     In connection with the Chapter 11 proceedings, the Company entered into a $200 million debtor-in-possession credit facility (the "DIP Agreement") which established a lending arrangement for the Company under certain conditions while in bankruptcy. The DIP Agreement was replaced by a $150 million revolving loan and letter of credit facility (the "New Credit Agreement"). The New Credit Agreement was entered into on the Effective Date by the Company and BT Commercial Corporation, as agent for the lenders thereunder and the lenders party thereto and expires on June 29, 2003. The New Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the New Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit of $38.7 million, which amortizes on a quarterly basis and under certain other conditions. In addition, $14.3 million of supplemental availability is provided, subject to periodic amortization and other reductions. A security interest in substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, has been granted to the lenders as collateral against the obligations of the Company under the New Credit Agreement. The New Credit Agreement provides the Company with the option of borrowing based either on the prime rate (as specified by Deutsche Bank AG, New York Branch) or at the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the New Credit Agreement, the Company pays a fee of .375% on the undrawn portion of the facility. In consideration for the New Credit Agreement, the Company paid a closing fee of $1 million to the lenders under the New Credit Agreement and may be required to pay a $2 million facility fee on June 30, 2002, unless the Company is able to satisfy certain financial objectives.

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

     The Company's ability to meet financial ratios and tests in the future may be affected by events beyond its control. While the Company currently expects to be in compliance with the covenants and satisfy the financial ratios and tests in the future, there can be no assurance that the Company will meet such financial ratios and tests or that it will be able to obtain future amendments to the New Credit Agreement, if so needed, to avoid a default. In the event of a default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 6 -- LONG-TERM DEBT -- (CONTINUED)

     On May 7, 1999, the Company issued $30 million par amount of Junior Secured Notes. The December 15, 2000 and June 15, 2001 semi-annual interest payments, totaling approximately $3.8 million, were not made in respect of the Junior Secured Notes as a result of the Chapter 11 proceedings. On the Effective Date, pursuant to the Plan, the Junior Secured Notes were exchanged for New Notes in a principal amount equal to the par amount of the Junior Secured Notes, plus approximately $4.0 million of accrued and unpaid interest up to the Effective Date.

     Interest on the New Notes is payable semi-annually during June and December of each year. The New Notes are redeemable at the Company's option (in multiples of $10.0 million) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest. The New Notes are redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event the Company experiences a change of control (as such term is defined in the Indenture governing the New Notes). The Company is required to redeem all or a pro-rata portion of the New Notes at a repurchase price of 100% of the principal amount thereof, plus accrued and unpaid interest, in the event that the Company makes certain asset sales.

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

     In accordance with SOP 90-7, the Company did not accrue interest of approximately $4.6 million on debt subject to compromise from the period April 1, 2001 through June 29, 2001, as such amounts were not permitted to be paid under the Plan.

NOTE 7 -- INCOME TAXES

     As indicated in Note 2 -- Reorganization Under Chapter 11, a net extraordinary gain of $145.7 was recognized. Included in this net gain is $148.9 million of gains on the settlement of debt in the reorganization which, for tax purposes, is referred to as cancellation of indebtedness income ("COD"). For tax purposes, COD reduced the Company's pre-reorganization net operating loss ("NOL") carryforward of approximately $140.1 million to zero and the remaining COD of $8.8 million reduced the tax basis of depreciable assets.

     After giving consideration to the elimination of the NOL, the Company still has net deferred tax assets, as of June 30, 2001, of approximately $29.0 million. However, due to the Company's operating history, it is uncertain that the Company will be able to generate sufficient future taxable income to utilize all deferred tax assets within the statutory period. Therefore, a valuation allowance of $29.0 million has been provided to fully reserve the net deferred tax assets.

     As a result of applying fresh-start reporting, if and when the valuation allowance at June 30, 2001 is reversed, the reversal will first offset recorded goodwill (see Note 3 - Fresh-Start Reporting). Any additional valuation allowance reversal will be recorded to paid-in-capital.

NOTE 8 -- STOCKHOLDERS' EQUITY

     Pursuant to the Plan, the Company filed a Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State under which the authorized capital stock of the Company consists of

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 8 -- STOCKHOLDERS' EQUITY -- (CONTINUED)

50,000,000 shares of New Common Stock, par value $.01 per share and 2,000,000 shares of preferred stock, par value $.01 per share.

     In accordance with Plan, all outstanding shares of Old Common Stock, convertible preferred stock, and warrants and options to purchase Old Common Stock were cancelled at the Effective Date. The Plan requires the issuance of 9,900,000 shares of New Common Stock to the unsecured creditors of the Predecessor Company. The Plan also requires the issuance of 100,000 shares of New Common Stock and Series A Warrants to purchase 750,000 shares of New Common Stock to shareholders of the Predecessor Company. The Company is in the process of applying for its New Common Stock and Series A Warrants to be listed on a national securities exchange or quoted in the national market system (or small cap system) of the National Association of Securities Dealers' Automated Quotation System.

     As of the date of this Report, the Company has not yet issued any shares of New Common Stock or Series A Warrants and has therefore reported the entire value of the New Common Stock and Series A Warrants as "new common equity - issuable."

NOTE 9 -- INCOME (LOSS) PER COMMON SHARE

     Basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. Basic EPS is calculated based on earnings available to common shareholders and the weighted average number of common shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to conversion of preferred stock or the exercise of stock options and warrants outstanding. The incremental shares from the conversion of preferred stock and exercise of stock options and warrants were not included in computing diluted EPS for the three month periods ended June 30, 2001 and 2000 since the effect of such is antidilutive during periods when a loss before cumulative effect of change in accounting principle and extraordinary gain is reported.

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metal Management, Inc. (herein, "Metal Management," the "Company," "we," "us" or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under "Investment Considerations" appearing in our Annual Report on Form 10-K for the year ended March 31, 2001, as the same may be amended from time to time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2001.

GENERAL

     We are one of the largest full-service metals recyclers in the United States, with approximately 40 recycling facilities in 14 states. We enjoy leadership positions in many major metropolitan markets, including Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix, Pittsburgh, Salt Lake City, Toledo and Tucson. We have a 28.5% equity ownership position in Southern Recycling, L.L.C. ("Southern Recycling"), the largest scrap metals recycler in the Gulf Coast region. We also hold leading market positions in several important product segments, including stainless steel, copper and aluminum generated from utilities and telecommunication providers and titanium and other high-temperature nickel alloys generated for the aerospace industry.

     We have achieved a leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. In making acquisitions, we have focused on major metropolitan markets where prime industrial and obsolete scrap (automobiles, appliances and industrial equipment) is readily available and from where we believe we can better serve our customer base. In pursuing this strategy, we sought to acquire regional platform companies with strong operational management and a history of successful financial performance to serve as platforms into which subsequent acquisitions could be integrated. We believe that through the continued integration of our acquired businesses, we will be able to enhance our competitive position and profitability of the operations because of broader distribution channels, improved managerial and financial resources, greater purchasing power and increased economies of scale.

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

     On December 28, 2000, our common stock, par value $.01 per share ("Old Common Stock") was delisted from the The NASDAQ SmallCap Market for failing to meet listing standards as required by

NASDAQ rules. From December 28, 2000 to June 29, 2001, our Old Common Stock traded on the over-the-counter bulletin board under the symbol MTLMQ. We are in the process of applying for our New Common Stock (as defined herein) and Series A Warrants (as defined herein) to be listed on a national securities exchange or quoted in the national market system (or small cap system) of the National Association of Securities Dealers' Automated Quotation System. No trading has occurred with respect to the New Common Stock or the Series A Warrants to be issued in connection with implementing our plan of reorganization.

CHAPTER 11 BANKRUPTCY AND PLAN OF REORGANIZATION

     On November 20, 2000 (the "Petition Date"), we filed voluntary petitions (Case Nos. 00-4303 - 00-4331 (SLR)) under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). During the course of the bankruptcy proceedings, we operated our business as a debtor-in-possession. These bankruptcy proceedings are referred to as the "Chapter 11 proceedings" herein. The bankruptcy filing resulted from a sequence of events stemming primarily from significant operating losses and decreased liquidity experienced during the year ended March 31, 2001 ("Fiscal 2001"), which culminated in our inability to make a $9 million interest payment on our 10% Senior Subordinated Notes due May 2008 (the "Subordinated Notes") on November 15, 2000. Our operating results and the resulting decrease in liquidity were primarily due to unprecedented cycles of declines in prices and demand for scrap metals exacerbated by high levels of fixed costs associated with our leveraged capital structure.

     In furtherance of an agreement we had reached with holders of a significant percentage of our pre-petition debt prior to the initiation of our Chapter 11 proceedings, we filed a Plan of Reorganization (the "Plan") pursuant to Chapter 11 of the Bankruptcy Code, on May 4, 2001. The Bankruptcy Court confirmed the Plan which became effective on June 29, 2001 (the "Effective Date"). We no longer operate under Chapter 11 protection from and after June 29, 2001.

     The Plan provides that, among other things, (i) in exchange for their notes, the holders of our 12 3/4% Junior Secured Notes, due June 2004 (the "Junior Secured Notes") received new junior secured notes (the "New Notes") in a principal amount equal to the par amount of the Junior Secured Notes, plus accrued and unpaid interest through June 29, 2001; (ii) in exchange for their notes and other claims, the holders of our Subordinated Notes and certain other unsecured creditors will receive their pro-rata share of 9,900,000 shares of new common stock, par value $.01 per share, of the Reorganized Company (the "New Common Stock"); (iii) the holders of unsecured claims who have elected not to receive New Common Stock will receive cash payments totaling 30% of their claim without interest, with payment to be made in four equal annual installments commencing on June 30, 2002; (iv) the holders of 815 shares of Series B convertible preferred stock and 6,000 shares of Series C convertible preferred stock, in each case outstanding as of the Effective Date, will receive their pro-rata share of 7,300 shares of New Common Stock and warrants (designated as "Series A Warrants") exercisable into 54,750 shares of New Common Stock; and (v) the holders of 62,589,980 shares of Old Common Stock outstanding as of the Effective Date will receive 92,700 shares of New Common Stock and Series A Warrants exercisable into 695,250 shares of New Common Stock. The Series A Warrants, when issued, will be immediately exercisable at a price per share equal to the total amount of liabilities converted into New Common Stock in accordance with the Plan divided by 10,000,000, and remain exercisable for a term of five years from the Effective Date. We also entered into a two year, $150 million credit agreement with our pre-petition lenders as of the Effective Date (see "Liquidity and Capital Resources").

     As of June 30, 2001, we adopted fresh-start reporting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). Under fresh-start reporting, the reorganization fair value was allocated to our assets; our accumulated deficit was eliminated; our Series B and Series C convertible preferred stock, Old Common Stock and Subordinated Notes were eliminated; and equity in the Reorganized Company was recorded.

     The consolidated financial statements as of June 30, 2001 and for periods subsequent to June 30, 2001 are referred to as the "Reorganized Company" and are not comparable to those for periods prior to June 30, 2001, which are referred to as the "Predecessor Company."

     The reorganization value of $65.0 million for the equity of the Reorganized Company was based on the consideration of many factors and various valuation methods, including discounted cash flow analysis using projected financial information, selected publicly traded company market multiples of certain companies operating businesses viewed to be similar to us, and other applicable ratios and valuation techniques that we and our financial advisors believe to be representative of our business and industry.

     The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the value of our New Common Stock, when it commences trading on a national exchange, may differ materially from the valuation.

     As a result of adopting SFAS No. 142 (see "Recent Accounting Pronouncements"), the goodwill recognized in fresh-start reporting of $15.5 million will not be amortized, but will be reviewed annually for impairment. We have determined that the goodwill is not impaired under SFAS No. 142 at June 30, 2001. However, future impairment of the recorded goodwill may result if actual results of operations or changes in economic or industry conditions differ significantly from assumptions used to derive the reorganization value.

RESULTS OF OPERATIONS

     The following is management's discussion and analysis of financial condition of the Reorganized Company at June 30, 2001, and the results of operations for the three months ended June 30, 2001 and 2000 for the Predecessor Company. This discussion should be read in conjunction with our consolidated financial statements and notes thereto disclosed above in this Report.

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

     Non-cash and non-recurring expenses represent impairments of long-lived assets to be disposed of or otherwise abandoned and a promissory note received in connection with a business disposition.

     Other income and expense consists principally of interest expense, interest income, gains or losses on the sale of fixed assets, and income and losses from joint ventures which represent an allocation of income and losses attributable to investments made by us in joint ventures. The joint ventures are accounted for under the equity method of accounting.

     Reorganization costs consist of expenses incurred as a result of the Chapter 11 proceedings including professional fees, fees paid to the United States Trustee's office, fresh-start accounting adjustments, and liabilities resulting from the rejection of executory contracts and unexpired leases.

     Our results of operations for the three months ended June 30, 2001 showed improvement from the three months ended March 31, 2001, but still continue to be negatively impacted by the adverse market conditions that are prevalent in the steel and scrap metals sectors. As a result of emerging from bankruptcy, our capital structure improved by the elimination of the Subordinated Notes which will reduce annual interest expense by

$18 million. We are also undertaking further cost reduction initiatives to streamline our operations and improve our results of operations.

     Consolidated net sales for the three months ended June 30, 2001 and 2000 in broad product categories were as follows (in thousands):

                                                        6/30/01                         6/30/00
                                              ----------------------------    ----------------------------
COMMODITY                                     WEIGHT     NET SALES     %      WEIGHT     NET SALES     %
---------                                     ------     ---------     -      ------     ---------     -
Ferrous metals (tons)                             974    $ 90,858     54.6%     1,182    $133,838     55.3%
Non-ferrous metals (lbs)                      123,308      58,123     35.0    152,010      83,991     34.7
Brokerage - ferrous (tons)                        125      11,906      7.2        125      14,240      5.9
Brokerage - non-ferrous (lbs)                   5,216       2,101      1.2     15,280       6,030      2.5
Other                                                       3,280      2.0                  3,810      1.6
                                                         --------     ----               --------     ----
                                                         $166,268     100%               $241,909     100%
                                                         ========     ====               ========     ====

     Consolidated net sales decreased by $75.6 million (31.3%) to $166.3 million during the three months ended June 30, 2001 compared to consolidated net sales of $241.9 million during the three months ended June 30, 2000. The decrease in consolidated net sales was primarily due to lower volumes of ferrous and non-ferrous products sold during the period and lower average realized sales prices for ferrous commodities.

     Ferrous sales decreased by $43.0 million (32.1%) to $90.9 million during the three months ended June 30, 2001 compared to ferrous sales of $133.8 million during the three months ended June 30, 2000. During the three months ended June 30, 2001, our revenues continued to be impacted from low selling prices and weak demand from consumers. Although unit sales of ferrous metals sold improved from the three months ended March 31, 2001, they were 208 thousand tons, or 18%, below the unit sales of ferrous metals sold during the three months ended June 30, 2000. Ferrous sales were also lower due to lower average realized sales prices which declined by $20 per ton.

     Non-ferrous sales decreased by $25.9 million (30.8%) to $58.1 million during the three months ended June 30, 2001 compared to non-ferrous sales of $84.0 million during the three months ended June 30, 2000. The decrease is primarily due to unit sales declining by 28.7 million pounds and a $.08 per pound decrease in average realized sales prices, mainly in the copper and aluminum product categories. Our average selling price for the non-ferrous product category is impacted by market conditions and the product mix of non-ferrous metals sold. The majority of our non-ferrous sales are derived from copper, aluminum and stainless steel.

     Brokerage ferrous sales decreased by $2.3 million (16.4%) to $11.9 million during the three months ended June 30, 2001 compared to brokerage ferrous sales of $14.2 million during the three months ended June 30, 2000. The decrease was due to lower average realized sales prices for brokerage ferrous sales which declined by $19 per ton.

     Brokerage non-ferrous sales decreased by $3.9 million (65.2%) to $2.1 million during the three months ended June 30, 2001 compared to brokerage non-ferrous sales of $6.0 million during the three months ended June 30, 2000. Although average realized sales prices for brokered non-ferrous products were $0.01 per pound higher during the three months ended June 30, 2001 compared to the three months ended June 30, 2000, the volume of non-ferrous metals brokered decreased by 10.1 million pounds, or 66%.

     Gross profit was $17.1 million (10.3% of sales) during the three months ended June 30, 2001 compared to gross profit of $23.0 million (9.5% of sales ) during the three months ended June 30, 2000. The decrease in gross profit reflects lower sales and related metal margins combined with $1.3 million of sales adjustments recorded with respect to sales made to a consumer that commenced liquidation during the three months ended June 30, 2001. Even after giving effect to this sales adjustment, gross profit as a percentage of sales improved during the three months ended June 30, 2001 as a result of better buying practices and reductions of operating expenses.

     General and administrative expenses were $11.7 million (7.0% of sales) during the three months ended June 30, 2001 compared to general and administrative expenses of $15.2 million (6.3% of sales) during the three months ended June 30, 2000. During Fiscal 2001, we took actions to reduce administrative related costs and results for the three months ended June 30, 2001 reflect the benefits associated with these cost reduction initiatives.

     Depreciation and amortization expense was $4.7 million (2.8% of sales) during the three months ended June 30, 2001 compared to depreciation and amortization expense of $6.9 million (2.9% of sales) during the three months ended June 30, 2000. The decrease in depreciation and amortization expense is the result of the goodwill impairment charge recorded as of October 1, 2000 which resulted in the elimination of goodwill amortization expense for periods after October 1, 2000.

     Non-cash and non-recurring expense was $1.9 million during the three months ended June 30, 2001. We recorded an impairment charge of $1.9 million related to fixed assets which are to be sold or otherwise abandoned. During the three months ended June 30, 2000, we recorded an impairment charge of $2.6 million related to a note receivable received in connection with the sale of our former Superior Forge subsidiary.

     Interest expense was $5.2 million (3.1% of sales) during the three months ended June 30, 2001 compared to interest expense of $10.3 million (4.3% of sales) during the three months ended June 30, 2000. The decrease in interest expense during the three months ended June 30, 2001 was a result of lower borrowings under credit facilities, lower interest rates on borrowings under credit facilities, and the avoidance of interest expense related to unsecured debt after the Petition Date, including but not limited to interest on the Subordinated Notes.

     Reorganization costs recognized during the three months ended June 30, 2001 represent professional fees, fresh-start adjustments and other expenses associated with the Chapter 11 proceedings (see Note 2 to the consolidated financial statements included in Part I of this Report).

     As a result of our past losses and uncertainties regarding our ability to realize recorded tax benefits, we have fully reserved our net deferred tax assets as of June 30, 2001.

     On April 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedges" (as amended). The cumulative effect of adopting SFAS No. 133 resulted in an after-tax decrease in net earnings of $0.4 million.

     We recognized an extraordinary gain of $145.7 million related to the cancellation of our Subordinated Notes and other unsecured claims in the Chapter 11 proceedings (see Note 2 to the consolidated financial statements included in Part I of this Report).

     Net income was $128.6 million ($2.08 per share) during the three months ended June 30, 2001 compared to a net loss of $8.3 million ($0.14 per share) during the three months ended June 30, 2000. Net income was recognized mainly due to recording an extraordinary gain on debt cancellation of $145.7 million. Excluding the extraordinary gain, cumulative change in accounting principle and reorganization costs, net loss was $6.4 million for the three months ended June 30, 2001, which represents an improvement of $1.9 million from the period for the three months ended June 30, 2000. The improvement is mainly due to lower interest expense, offset by lower sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the consummation of the Plan, we substantially reduced the amount of our overall indebtedness. In connection with the consummation of the Plan, approximately $189 million of Subordinated Notes (including accrued interest therein) and other unsecured debt will be exchanged for 9,900,000 shares of New Common Stock. As of June 30, 2001, our total indebtedness was $148.4 million.

     Although the Plan resulted in a reduction in debt, further improvements in our liquidity position will be subject to the success of initiatives we are undertaking to reduce operating expenses and the effects on our liquidity of market conditions in the scrap metals industry. Our uses of capital are expected to include working capital for operating expenses and satisfaction of current liabilities, capital expenditures, and interest payments on outstanding borrowings.

     On the Effective Date, our $200 million debtor-in-possession credit facility (the "DIP Agreement") was replaced by a $150 million revolving credit and letter of credit facility (the "New Credit Agreement"). The New Credit Agreement was entered into by BT Commercial Corporation, as agent for the lenders, the lenders party thereto and us and expires on June 29, 2003. The New Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the New Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit of $38.7 million, which amortizes on a quarterly basis and under certain other conditions. In addition, approximately $14.3 million of supplemental availability is provided under the New Credit Agreement, subject to periodic amortization and other reductions. A security interest in substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries, has been granted to the lenders under the new credit facility to secure our obligations under the New Credit Agreement. The New Credit Agreement provides us with the option of borrowing based either on the prime rate (as specified by Deutsche Bank AG, New York Branch) or the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the New Credit Agreement, we pay a fee of .375% on the undrawn portion of the facility. In consideration for the New Credit Agreement, we paid a closing fee of $1 million and may be required to pay a $2 million facility fee on June 30, 2002, unless we are able to meet certain financial objectives.

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

     On May 7, 1999, we issued $30 million aggregate par amount of Junior Secured Notes in a private placement pursuant to exemptions from registration under the Securities Act of 1933. The Junior Secured Notes were issued at 90% of their stated principal amount at maturity. Pursuant to the Plan, on the Effective Date, the Junior Secured Notes were exchanged for New Notes, having an outstanding principal balance of $34.0 million. The New Notes mature on June 15, 2004 and bear interest at the rate of 12 3/4% per annum. Interest on the New Notes is payable semi-annually during June and December of each year. The New Notes are our senior obligations and will rank equally in right of payment with all of our unsubordinated debt, including our indebtedness under the New Credit Agreement, and senior in right of payment to all of our subordinated debt.

     The New Notes are redeemable at our option (in multiples of $10.0 million) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest. The New Notes are redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event we experience a change of control (as defined in the Indenture governing the New Notes). We are required to redeem all or a portion of the New Notes at a repurchase price of 100% of the principal amount thereof, plus accrued and unpaid interest, in the event we make certain asset sales.

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

     Our future cash needs will be driven by working capital requirements, planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves. Capital expenditures were approximately $11.1 million in Fiscal 2001 representing approximately 57% of depreciation expense in Fiscal 2001. Capital expenditures are planned to be approximately $6 million in the current fiscal year ending March 31, 2002 reflecting primarily replacement investments. We do not expect such capital expenditures to have a material adverse effect on our liquidity. We expect to fund our working capital needs and capital expenditures with cash generated from operations, supplemented by undrawn borrowing availability under the New Credit Agreement. We believe these sources of capital will be sufficient to fund planned capital expenditures and working capital requirements for the foreseeable future, although there can be no assurance that this will be the case. In addition, the instruments governing the New Credit Agreement and the New Notes will limit our ability to incur additional debt to fund significant acquisition or expansion opportunities unless and until our results of operations show significant improvement for four consecutive quarters. As of September 25, 2001, we had outstanding borrowings of approximately $111 million under the New Credit Agreement and undrawn availability of approximately $17 million.

Cash Flows from Continuing Operations

     Net cash provided by operating activities of $12.0 million during the three months ended June 30, 2001 resulted primarily from $16.4 million of cash generated from working capital offset by losses from operations for the period. During the three months ended June 30, 2001, collections on accounts and other receivable were $5.1 million and accounts payable increased by $9.2 million.

Cash Flows from Investing Activities

     During the three months ended June 30, 2001, we used $0.4 million of cash for investing activities. Purchases of property and equipment were $1.4 million, while we generated $1.1 million of cash from the sale of redundant fixed assets. Proceeds from the sale of property and equipment include assets sold as part of our plan to abandon and consolidate certain facilities.

Cash Flows from Financing Activities

     During the three months ended June 30, 2001, our financing activities used $12.0 million of cash. Cash generated from reductions in working capital and proceeds from the New Credit Agreement were used to repay outstanding balances under our DIP Agreement.

FINANCIAL CONDITION

Working Capital Availability and Requirements

     Our accounts receivable balances decreased from $79.6 million at March 31, 2001 to $73.3 million at June 30, 2001 principally due to improved collections of accounts receivable.

     Our accounts payable balances increased from $37.9 million at March 31, 2001 to $51.8 million at June 30, 2001. The increase in accounts payable resulted principally from an increase in the amount of scrap metal purchases made by us and by obtaining more favorable terms from our vendors.

     Inventory levels can vary significantly among our operations and with changes in market conditions. Our inventories consist of the following categories (in thousands):

                                                         REORGANIZED      PREDECESSOR
                                                           COMPANY          COMPANY
                                                        JUNE 30, 2001    MARCH 31, 2001
                                                        -------------    --------------
Ferrous metals                                             $20,860          $20,685
Non-ferrous metals                                          19,695           18,050
Other                                                          967            1,038
                                                           -------          -------
                                                           $41,522          $39,773
                                                           =======          =======

     Ferrous inventory dollars remained unchanged, although units of ferrous inventory increased at June 30, 2001 compared with March 31, 2001. Non-ferrous inventory increased primarily due to higher units of non-ferrous materials on hand and higher average purchase prices at June 30, 2001 compared to March 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective April 1, 2001, we adopted SFAS No. 133, "Accounting for Derivatives and Hedges" (as amended). SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. We utilize futures and forward contracts to hedge our net position in certain non-ferrous metals and do not use futures and forward contracts for trading purposes. We classified our investment in these contracts as speculative under the provisions of SFAS No. 133. As a result, we marked our open contracts to market at April 1, 2001. The cumulative effect of adopting SFAS No. 133 resulted in an after-tax decrease in net earnings of $0.4 million at April 1, 2001. We believe that the changes in fair value of these instruments will not significantly impact our results of operations or financial position.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations within the scope of this Statement to be accounted for using the purchase method. Use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001. SFAS No. 142 requires that, upon adoption, amortization of goodwill and indefinite lived intangible assets will cease and instead, the carrying value of such assets will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment.

     In accordance with SOP 90-7 and the application of fresh-start reporting, we adopted SFAS No. 141 and SFAS No. 142 as of June 30, 2001. The adoption of SFAS No. 141 had no impact on our consolidated financial statements as we had no recorded goodwill or intangible assets at adoption. The adoption of SFAS No. 142 results in the classification of the reorganization intangible recognized in fresh-start reporting as goodwill with an indefinite life. As a result, goodwill of $15.5 million will not be amortized, but will be reviewed annually for impairment.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities and, where appropriate, through use of futures or forward contracts. Our use of these contracts is limited and relates solely to hedges of certain of our non-ferrous inventory positions. Under the provisions of SFAS No. 133, we have classified these contracts as speculative and as a result, these contracts are marked to market in our consolidated financial statements. The adoption of SFAS No. 133 on April 1, 2001 resulted in an after-tax decrease in net earnings of $0.4 million.

     Reference is made to the quantitative disclosures about market risk as of March 31, 2001 included under Item 7A of our most recent Annual Report on Form 10-K.

                          PART II -- OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

     On June 29, 2001 (the "Effective Date"), the Company emerged from bankruptcy pursuant to its Plan of Reorganization (the "Plan"). On such date, the Company canceled all existing equity securities. Pursuant to the Plan, the Company filed a Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State under which the authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share and 2,000,000 shares of preferred stock, par value $.01 per share. Under the Plan, approximately 10,000,000 shares of New Common Stock and Series A warrants to purchase 750,000 shares of New Common Stock will be issued.

ITEM 5: OTHER INFORMATION

     In accordance with Plan, the Company's Board of Directors consists of the following new, non-employee directors: Daniel W. Dienst, John T. DiLacqua, Kevin
P. McGuinness and Harold "Skip" Rouster. Albert A. Cozzi continues to serve as Chairman of the Board of Directors and Chief Executive Officer. In accordance with the Plan, Richard Measelle, Governor James R. Thompson, Patrick J. Ottensmeyer, Kenneth A. Merlau, Timothy T. Orlowski, William T. Proler, Gregory
P. Cozzi and Frank J. Cozzi resigned as directors of the Company, effective June 29, 2001.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     See Exhibit Index

(B) REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the quarter ended June 30, 2001.

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

                                          By: /s/ AMIT N. PATEL
                                            ------------------------------------
                                            Amit N. Patel
                                            Vice President, Finance and
                                            Controller
                                            (Principal Accounting Officer)

                                          Date: September 25, 2001

                             METAL MANAGEMENT, INC.
                                 EXHIBIT INDEX

NUMBER AND DESCRIPTION OF EXHIBIT

2.1    Disclosure Statement with respect to First Amended Joint
       Plan of Reorganization of Metal Management, Inc. and its
       Subsidiary Debtors, dated May 4, 2001 (incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
3.1 Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 29, 2001 (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
3.2 Amended and Restated By-Laws of the Company adopted as of June 29, 2001 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended
       March 31, 2001).
3.3 Specimen certificate evidencing the Common Stock of the Company (incorporated by reference to Exhibit 3.3 of the Company's Report on Form 8-A filed on August 21, 2001).
3.4 Specimen certificate evidencing the Series A Warrants of the Company (incorporated by reference to Exhibit 3.4 of the Company's Report on Form 8-A filed on August 21, 2001).