Form 10-Q
period 2001-09-30
METAL MANAGEMENT INC
filed 2001-11-14
CIK 795665

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                        500 N. DEARBORN ST., SUITE 400,
                               CHICAGO, IL 60610
          (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: (312) 645-0700

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _

    As of October 31, 2001, the Registrant had 8,918,224 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I:     FINANCIAL INFORMATION
ITEM 1:     Financial Statements
            Consolidated Balance Sheets -- September 30, 2001
            (Reorganized Company) and March 31, 2001 (Predecessor
            Company) (unaudited)                                              1
            Consolidated Statements of Operations -- three months ended
            September 30, 2001 (Reorganized Company), three months ended
            September 30, 2000 and June 30, 2001 and six months ended
            September 30, 2000 (Predecessor Company) (unaudited)              2
            Consolidated Statements of Cash Flows -- three months ended
            September 30, 2001 (Reorganized Company), three months ended
            June 30, 2001 and six months ended September 30, 2000
            (Predecessor Company) (unaudited)                                 3
            Consolidated Statements of Stockholders' Equity -- three
            months ended September 30, 2001 (Reorganized Company) and
            three months ended June 30, 2001 (Predecessor Company)
            (unaudited)                                                       4
            Notes to Consolidated Financial Statements (unaudited)            5
ITEM 2:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        14
ITEM 3:     Quantitative and Qualitative Disclosures about Market Risk       23
PART II:    OTHER INFORMATION
ITEM 2:     Changes in Securities                                            24
ITEM 5:     Other Information                                                24
ITEM 6:     Exhibits and Reports on Form 8-K                                 24
            Signatures                                                       25
            Exhibit Index                                                    26

PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                                   REORGANIZED     |   PREDECESSOR
                                                                     COMPANY       |     COMPANY
                                                                SEPTEMBER 30, 2001 |  MARCH 31, 2001
                                                                ------------------ |  --------------
                                                                                   |
ASSETS                                                                             |
Current assets:                                                                    |
     Cash and cash equivalents                                       $  1,159      |    $   1,428
     Accounts receivable, net                                          66,392      |       79,607
     Inventories (Note 5)                                              45,649      |       39,773
     Prepaid expenses and other assets                                 11,450      |       11,394
                                                                     --------      |    ---------
       Total current assets                                           124,650      |      132,202
                                                                                   |
Property and equipment, net                                           138,997      |      148,083
Goodwill (Note 3)                                                      15,461      |            0
Deferred financing costs, net                                           1,148      |        2,204
Other assets                                                            1,836      |        2,303
                                                                     --------      |    ---------
                         TOTAL ASSETS                                $282,092      |    $ 284,792
                                                                     ========      |    =========
                                                                                   |
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              |
Current liabilities:                                                               |
     Current portion of long-term debt (Note 6)                      $  1,735      |    $   2,444
     Accounts payable                                                  47,585      |       37,927
     Accrued interest                                                   1,715      |        4,149
     Other accrued liabilities                                         14,218      |       10,610
                                                                     --------      |    ---------
       Total current liabilities                                       65,253      |       55,130
                                                                                   |
Long-term debt, less current portion (Note 6)                         148,247      |      150,533
Other liabilities                                                       4,534      |        2,152
                                                                     --------      |    ---------
                      TOTAL LONG-TERM LIABILITIES                     152,781      |      152,685
Liabilities subject to compromise                                           0      |      220,234
                                                                                   |
Stockholders' equity (deficit): (Note 8)                                           |
     Convertible Preferred Stock:                                                  |
          Series B                                                          0      |          815
          Series C                                                          0      |        5,100
     Common Stock                                                           2      |          542
     Warrants                                                               0      |       40,428
     New common equity -- issuable                                     65,000      |            0
     Additional paid-in-capital                                         1,047      |      271,319
     Accumulated deficit                                               (1,991)     |     (461,461)
                                                                     --------      |    ---------
                 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  64,058      |     (143,257)
                                                                     --------      |    ---------
                    TOTAL LIABILITIES AND STOCKHOLDERS'                            |
                      EQUITY                                         $282,092      |    $ 284,792
                                                                     ========      |    =========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                REORGANIZED  |
                                                  COMPANY    |               PREDECESSOR COMPANY
                                               ------------- |  ----------------------------------------------
                                               THREE MONTHS  |  THREE MONTHS     THREE MONTHS    SIX MONTHS
                                                    ENDED    |       ENDED            ENDED           ENDED
                                               SEPTEMBER 30, |  SEPTEMBER 30,      JUNE 30,      SEPTEMBER 30,
                                                     2001    |        2000             2001            2000
                                                 --------    |    --------         --------        --------
                                                             |
NET SALES                                        $156,978    |    $213,774         $166,268        $455,683
Cost of sales                                     139,364    |     195,238          149,216         414,166
                                                 --------    |    --------         --------        --------
Gross profit                                       17,614    |      18,536           17,052          41,517
OPERATING EXPENSES:                                          |
  General and administrative                       11,412    |      15,041           11,686          30,242
  Depreciation and amortization                     4,603    |       6,696            4,718          13,613
  Non-cash and non-recurring expense (Note                   |
     4)                                                 0    |         211            1,941           2,850
                                                 --------    |    --------         --------        --------
Total operating expenses                           16,015    |      21,948           18,345          46,705
                                                 --------    |    --------         --------        --------
Operating income (loss)                             1,599    |      (3,412)          (1,293)         (5,188)
OTHER INCOME (EXPENSE):                                      |
  Interest expense                                  3,389    |      10,675            5,169          21,003
  Other income (expense), net                          54    |        (422)              55            (447)
                                                 --------    |    --------         --------        --------
Loss before reorganization costs, income                     |
  taxes, cumulative effect of change in                      |
  accounting principle and extraordinary                     |
  gain                                             (1,736)   |     (14,509)          (6,407)        (26,638)
Reorganization costs (Note 2)                         255    |           0           10,347               0
                                                 --------    |    --------         --------        --------
Loss before income taxes, cumulative effect                  |
  of change in accounting principle and                      |
  extraordinary gain                               (1,991)   |     (14,509)         (16,754)        (26,638)
Provision for income taxes                              0    |      12,201                0           8,291
                                                 --------    |    --------         --------        --------
Loss before cumulative effect of change in                   |
  accounting principle and extraordinary                     |
  gain                                             (1,991)   |     (26,710)         (16,754)        (34,929)
Cumulative effect of change in accounting                    |
  principle (Note 1)                                    0    |           0             (358)              0
Extraordinary gain (Note 3)                             0    |           0          145,711               0
                                                 --------    |    --------         --------        --------
NET INCOME (LOSS)                                  (1,991)   |     (26,710)         128,599         (34,929)
Preferred stock dividends                               0    |         117                0             233
                                                 --------    |    --------         --------        --------
NET INCOME (LOSS) APPLICABLE TO COMMON                       |
  STOCK                                          $ (1,991)   |    $(26,827)        $128,599        $(35,162)
                                                 ========    |    ========         ========        ========
NET INCOME (LOSS) PER SHARE, BASIC AND                       |
  DILUTED:                                                   |
  Loss before cumulative effect of change                    |
     in accounting principle and                             |
     extraordinary gain                          $  (0.20)   |    $  (0.46)        $  (0.27)       $  (0.61)
  Cumulative effect of change in accounting                  |
     principle                                       0.00    |        0.00            (0.01)           0.00
  Extraordinary gain                                 0.00    |        0.00             2.36            0.00
                                                 --------    |    --------         --------        --------
       Net income (loss) per share, basic                    |
          and diluted                            $  (0.20)   |    $  (0.46)        $   2.08        $  (0.61)
                                                 ========    |    ========         ========        ========
Shares used in computation of basic and                      |
  diluted loss per share                           10,037    |      57,904           61,731          57,839
                                                 ========    |    ========         ========        ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                       REORGANIZED     |
                                                         COMPANY       |          PREDECESSOR COMPANY
                                                    ------------------ |  -----------------------------------
                                                       THREE MONTHS    |  THREE MONTHS         SIX MONTHS
                                                          ENDED        |      ENDED              ENDED
                                                    SEPTEMBER 30, 2001 |  JUNE 30, 2001    SEPTEMBER 30, 2000
                                                    ------------------ |  -------------    ------------------
                                                                       |
CASH FLOWS FROM OPERATING ACTIVITIES:                                  |
Net income (loss)                                       $  (1,991)     |    $ 128,599          $ (34,929)
Adjustments to reconcile net income (loss) to                          |
  cash flows from operating activities:                                |
     Depreciation and amortization                          4,603      |        4,718             13,613
     Deferred income taxes                                      0      |            0              8,291
     Amortization of debt issuance costs and                           |
       bond discount                                          154      |        1,359              1,596
     Non-cash and non-recurring expense                         0      |        1,941              2,639
     Non-cash reorganization expenses                           0      |        3,469                  0
     Extraordinary gain                                         0      |     (145,711)                 0
     Cumulative effect of change in accounting                         |
       principle                                                0      |          358                  0
     Provision for bad debt                                   296      |        1,058                539
     Other                                                    288      |         (237)               760
Changes in assets and liabilities:                                     |
     Accounts and notes receivable                          5,907      |        5,141             36,322
     Inventories                                           (4,127)     |       (1,749)            16,756
     Accounts payable                                      (3,265)     |        9,200            (21,832)
     Other                                                   (610)     |        3,856             (4,081)
                                                        ---------      |    ---------          ---------
Net cash provided by operating activities                   1,255      |       12,002             19,674
CASH FLOWS USED IN INVESTING ACTIVITIES:                               |
  Purchases of property and equipment                      (1,251)     |       (1,392)            (5,783)
  Proceeds from sale of property and equipment                357      |        1,141                575
  Other                                                       (75)     |         (128)              (169)
                                                        ---------      |    ---------          ---------
Net cash used in investing activities                        (969)     |         (379)            (5,377)
CASH FLOWS USED IN FINANCING ACTIVITIES:                               |
  Issuances of long-term debt                             163,375      |      111,627            532,752
  Repayments of long-term debt                           (163,396)     |         (615)          (544,676)
  Repayments on DIP Agreement                                   0      |     (121,666)                 0
  Fees paid to issue long-term debt                          (164)     |       (1,339)            (2,792)
  Repurchase of common stock                                    0      |            0                (67)
                                                        ---------      |    ---------          ---------
  Net cash used in financing activities                      (185)     |      (11,993)           (14,783)
                                                        ---------      |    ---------          ---------
Net increase (decrease) in cash and cash                               |
  equivalents                                                 101      |         (370)              (486)
Cash and cash equivalents at beginning of period            1,058      |        1,428              1,396
                                                        ---------      |    ---------          ---------
Cash and cash equivalents at end of period              $   1,159      |    $   1,058          $     910
                                                        =========      |    =========          =========
SUPPLEMENTAL CASH FLOW INFORMATION:                                    |
Interest paid                                           $   1,587      |    $   3,905          $  19,247

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                           (unaudited, in thousands)

                                                                                 NEW
                                  PREFERRED STOCK                              COMMON      ADDITIONAL
                                --------------------    COMMON                EQUITY --     PAID-IN-     ACCUMULATED
                                SERIES B    SERIES C    STOCK     WARRANTS    ISSUABLE      CAPITAL        DEFICIT        TOTAL
                                --------    --------    ------    --------    ---------    ----------    -----------      -----
BALANCE AT MARCH 31, 2001
  (PREDECESSOR COMPANY)          $ 815      $ 5,100     $ 542     $ 40,428     $     0     $ 271,319      $(461,461)    $(143,257)

Net issuances of common
  stock                              0            0        17            0           0           (17)             0             0

Net loss before
  reorganization adjustments
  and fresh start
  adjustments                        0            0         0            0           0             0        (16,193)      (16,193)

Reorganization adjustments        (815)      (5,100)     (559)     (40,428)     65,000      (270,999)       477,654       224,753

Fresh start adjustments              0            0         0            0           0          (303)             0          (303)
                                 -----      -------     -----     --------     -------     ---------      ---------     ---------
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2001
  (REORGANIZED COMPANY)              0            0         0            0      65,000             0              0        65,000

Conversion of payable into
  Common Stock                       0            0         2            0           0         1,047              0         1,049

Net loss                             0            0         0            0           0             0         (1,991)       (1,991)
                                 -----      -------     -----     --------     -------     ---------      ---------     ---------

BALANCE AT SEPTEMBER 30,
  2001 (REORGANIZED COMPANY)     $   0      $     0     $   2     $      0     $65,000     $   1,047      $  (1,991)    $  64,058
                                 =====      =======     =====     ========     =======     =========      =========     =========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

Interim Financial Statements

     The unaudited consolidated financial statements include the accounts of Metal Management, Inc., a Delaware corporation, and its subsidiaries (herein referred to as the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

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

     As a result of the Company's emergence from Chapter 11 bankruptcy and the application of fresh-start reporting (see Note 3 -- Fresh-Start Reporting), consolidated financial statements for the Company for the periods subsequent to June 30, 2001 are referred to as the "Reorganized Company" and are not comparable to those for the periods prior to June 30, 2001, which are referred to as the "Predecessor Company." A black line has been drawn in the unaudited consolidated financial statements to distinguish, for accounting purposes, the periods associated with the Reorganized Company and the Predecessor Company.

     The March 31, 2001 balance sheet information has been derived from the Predecessor Company's audited financial statements. All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Aside from the effects of fresh-start reporting, the Reorganized Company follows the same accounting policies as the Predecessor Company. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Predecessor Company's audited consolidated financial statements and notes thereto included in the Predecessor Company's Annual Report on Form 10-K for the year ended March 31, 2001.

New Accounting Pronouncements

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

of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001. SFAS No. 142 requires that, upon adoption, amortization of goodwill and indefinite lived intangible assets will cease and instead, the carrying value of such assets will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed periodically for impairment.

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

     The following unaudited pro forma information presents a summary of the consolidated statements of operations for the three and six months ended September 30, 2000 assuming that SFAS No. 142 was adopted on April 1, 2000. The adoption of SFAS No. 142 did not impact the Company's consolidated statement of operations for the three months ended June 30, 2001 and September 30, 2001 as no goodwill amortization expense was recognized (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         SEPTEMBER 30, 2000       SEPTEMBER 30, 2000
                                                        ---------------------    ---------------------
                                                           AS                       AS
                                                        REPORTED    PRO FORMA    REPORTED    PRO FORMA
                                                        --------    ---------    --------    ---------
Loss before cumulative effect of change in
  accounting principle and extraordinary gain           $(26,710)   $(24,931)    $(34,929)   $(31,282)
Net loss applicable to common stock                     $(26,827)   $(25,048)    $(35,162)   $(31,515)
Loss per share, basic and diluted:
Loss before cumulative effect of change in
  accounting principle and extraordinary gain           $  (0.46)   $  (0.43)    $  (0.60)   $  (0.54)
                                                        ========    ========     ========    ========
Net loss applicable to common stock                     $  (0.46)   $  (0.43)    $  (0.61)   $  (0.54)
                                                        ========    ========     ========    ========

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale, although it retains many of the fundamental recognition and measurement provisions of SFAS No. 121. The Company is analyzing the effect of this Statement and does not expect it to have a material effect on its consolidated financial position, results of operations or cash flows.

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

Bankruptcy Court confirmed the Plan which became effective on June 29, 2001 (the "Effective Date"). On the Effective Date, the Company entered into a new two year, $150 million credit agreement with its lenders (see Note 6 -- Long-term
Debt).

     The following is a summary of certain material provisions of the Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Plan, as filed with the SEC and the Bankruptcy Court. The Plan provided for, among other things, the following:

     - Junior Secured Note Claims -- on the Effective Date, the holders of the Predecessor Company's $30 million par amount, 12 3/4% Junior Secured Notes, due June 2004 (the "Junior Secured Notes") received new junior secured notes (the "New Notes") aggregating $34.0 million. The New Notes bear interest at 12 3/4% and are due on June 2004. The par amount of the New Notes represent the par amount of the Junior Secured Notes plus accrued and unpaid interest through the Effective Date.

     - General Trade Claims ("Class 5 Claims") -- the holders of general trade claims of the Predecessor Company who elected not to receive common stock, par value $.01 per share ("Common Stock") of the Reorganized Company will receive cash payments totaling 30% of their allowed claim. Such payments will be made, without interest, in four equal annual installments, with the first installment payable on June 30, 2002. As of the Effective Date, a payable of $1.3 million was established representing the liability recorded in connection with the estimated fair value of the allowed Class 5 Claims.

     - Impaired Unsecured Claims ("Class 6 Claims") -- the holders of the Predecessor Company's $180 million par amount, 10% Senior Subordinated Notes due May 2008 (the "Subordinated Notes") and holders of the Predecessor Company's general trade claims who elected (or are otherwise deemed under the Plan to have elected) on their ballot to be treated as an allowed Class 6 Claim, will receive a total of 9,900,000 shares of Common Stock. As of October 31, 2001, the Company has issued approximately 8.7 million shares of Common Stock to holders of allowed Class 6 Claims. The initial distribution of Common Stock on account of Class 6 Claims was based on an estimate of total Class 6 Claims. Class 6 Claims in the initial distribution was comprised of resolved claims and reserves for unresolved claims. The Company has filed objections with the Bankruptcy Court related to unresolved claims. Additional distributions of Common Stock will be made after the unresolved claims are either resolved through agreement of the parties or by a final order of the Bankruptcy Court.

     - Preferred Stockholder and Common Stockholder Claims ("Equity
       Claims") -- the holders of the Predecessor Company's convertible preferred stock and common stock on the Effective Date received their pro-rata share of 100,000 shares of Common Stock and warrants (designated as "Series A Warrants") to purchase 750,000 shares of Common Stock. The Series A Warrants are immediately exercisable at a price per share equal to the total amount of liabilities (allowed under Class 6 of the Plan) converted into Common Stock in accordance with the Plan divided by 10,000,000.

     - Other Significant Provisions -- as of the Effective Date, the Board of Directors consists of the following non-employee directors: Daniel W. Dienst, John T. DiLacqua, Kevin P. McGuinness and Harold "Skip" Rouster. Albert A. Cozzi continues to serve as Chairman of the Board of Directors and Chief Executive Officer.

     - A Management Equity Incentive Plan was approved under the Plan and provides for the issuance of warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $6.50 per share (designated as "Series B Warrants") and warrants to purchase 500,000 shares of Common Stock at an exercise price of $12.00 per share (designated as "Series C Warrants").

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 2 -- REORGANIZATION UNDER CHAPTER 11 -- (CONTINUED)

     Reorganization costs directly associated with the Chapter 11 proceedings for the three months ended September 30, 2001 and June 30, 2001 are as follows (in thousands):

                                                        REORGANIZED     |    PREDECESSOR
                                                          COMPANY       |      COMPANY
                                                        THREE MONTHS    |   THREE MONTHS
                                                           ENDED        |       ENDED
                                                     SEPTEMBER 30, 2001 |   JUNE 30, 2001
                                                     ------------------ |   -------------
                                                                        |
Professional fees                                           $114        |      $ 6,838
Liability for rejected contracts and settlements               0        |        2,445
Fresh-start adjustments                                        0        |          919
Other                                                        141        |          145
                                                            ----        |      -------
                                                            $255        |      $10,347
                                                            ====        |      =======

     Professional fees recognized during the three months ended June 30, 2001 include restructuring success fees payable to two firms aggregating $4.7 million. The restructuring success fees are payable as follows: i) $2.05 million in cash, ii) $1.60 million through the issuance of a 10%, convertible note payable due December 31, 2002, and iii) $1.05 million paid through the issuance of 161,538 shares of Common Stock (at $6.50 per share). The note payable is convertible into Common Stock at a conversion price of $6.46 per share.

     Rejected contracts and settlement charges represent amounts recorded for additional allowable claims under rejected employment contracts and settlements reached on existing claims during the three months ended June 30, 2001. Fresh-start adjustments represent the net impact of adjustments to state recorded assets and liabilities at their fair values.

     Although the Company has emerged from Chapter 11 bankruptcy, reorganization costs are still being incurred for professional fees, U.S. Trustee fees and for settlements related to resolving all claims filed against the Predecessor Company.

NOTE 3 -- FRESH-START REPORTING

     As previously discussed, the unaudited consolidated financial statements reflect the use of fresh-start reporting as required by SOP 90-7. Under fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization as determined by the Company's investment advisors. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets of the Reorganized Company, was $15.5 million. In accordance with SFAS No. 142, this amount is reported as "Goodwill" in the unaudited consolidated financial statements and is not being amortized.

     The reorganization value of $65 million for the equity of the Reorganized Company was based on the consideration of many factors and various valuation methods, including a discounted cash flow analysis using projected financial information, selected publicly traded company market multiples of certain companies operating businesses viewed to be similar to that of the Company, and other applicable ratios and valuation techniques believed by the Company, and its financial advisor during the Chapter 11 proceedings, to be representative of the Company's business and industry.

     The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the valuation will be realized, and actual results could vary materially. Moreover, the value of the Company's Common Stock, when it commences trading on a national exchange, may differ materially from the valuation.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- FRESH-START REPORTING -- (CONTINUED)

     The results of operations in the unaudited consolidated statements of operations of the Predecessor Company for the three months ended June 30, 2001 reflect fresh start reporting adjustments of $0.9 million and an extraordinary gain of $145.7 million related to the discharge of indebtedness in accordance with the Plan.

     The following summarizes the effects of fresh-start reporting on the Company's consolidated balance sheet as of June 30, 2001 (in thousands):

                                               PREDECESSOR                                                REORGANIZED
                 (UNAUDITED)                     COMPANY     REORGANIZATION   FRESH START                   COMPANY
                                                 6/30/01      ADJUSTMENTS     ADJUSTMENTS       REF         6/30/01
                                               -----------   --------------   -----------       ---       -----------
                   ASSETS
Current assets...............................   $ 128,099                                                  $128,099
Property and equipment, net..................     142,883                                                   142,883
Deferred financing costs, net................       1,175            (35)                   (a,b)             1,140
Goodwill.....................................           0         15,148           313      (i)              15,461
Other assets.................................       2,038                         (103)     (g)               1,935
                                                ---------      ---------         -----                     --------
      TOTAL ASSETS...........................   $ 274,195      $  15,113         $ 210                     $289,518
                                                =========      =========         =====                     ========
               LIABILITIES AND
            STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt..........   $   1,980                                                  $  1,980
  Accounts payable...........................      50,442          1,339                    (c)              51,781
  Accrued interest...........................       4,053         (3,963)                   (b)                  90
  Other accrued liabilities..................      19,554                                                    19,554
                                                ---------      ---------         -----                     --------
      Total current liabilities..............      76,029         (2,624)                                    73,405
Long-term debt, less current portion:
  DIP Agreement..............................     110,455       (110,455)                   (a)                   0
  Junior Secured Notes.......................      27,983        (27,983)                   (b)                   0
  Credit Agreement...........................           0        111,595                    (a)             111,595
  New Notes..................................  0.........         33,963                    (b)              33,963
  Other debt.................................         897                                                       897
Other liabilities............................       2,645          1,500           513      (e,g)             4,658
                                                ---------      ---------         -----                     --------
      Total long-term liabilities............     141,980          8,620           513                      151,113
Liabilities subject to compromise............     215,636       (215,636)                   (c,d,e)               0
Stockholders' equity (deficit):
Series B convertible preferred stock.........         815           (815)                   (f)                   0
Series C convertible preferred stock.........       5,100         (5,100)                   (f)                   0
Common stock.................................         559           (559)                   (f)                   0
Warrants.....................................      40,428        (40,428)                   (f)                   0
New common equity -- issuable................           0         65,000                    (d,f)            65,000
Additional paid-in-capital...................     271,302       (270,999)         (303)     (f,g)                 0
Accumulated deficit..........................    (477,654)       477,654             0      (b,d,e,g,h)           0
                                                ---------      ---------         -----                     --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)...    (159,450)       224,753          (303)                      65,000
                                                ---------      ---------         -----                     --------
      TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY..............................   $ 274,195      $  15,113         $ 210                     $289,518
                                                =========      =========         =====                     ========

---------------
REFERENCES:

(a) Reflects the proceeds of the Credit Agreement, the repayment of the Company's obligations under the DIP Agreement and the deferred financing costs paid with respect to the Credit Agreement.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- FRESH-START REPORTING -- (CONTINUED)

(b)Reflects the exchange of the Junior Secured Notes for the New Notes in an amount equal to the par amount of the Junior Secured Notes plus unpaid and accrued interest, the write-off of $2.0 million of unamortized discount on the Junior Secured Notes and the write-off of $1.2 million of unamortized deferred financing costs on the Junior Secured Notes.
(c)Reflects the reclassification of cure payments and convenience class payments to be paid in cash under the Plan.
(d)Reflects the conversion of all of the Company's obligations under its Subordinated Notes and other unsecured debt into 9,900,000 shares of Common Stock. The $145.4 million excess of obligations eliminated over the fair value of Common Stock issued to Class 6 creditors is included in the extraordinary gain of $145.7 million recognized in the three months ended June 30, 2001.
(e)Reflects the conversion of $5.0 million of unsecured claims into a 4 year, non-interest bearing payable for those creditors who have elected not to receive Common Stock. In accordance with the Plan, the non-interest bearing payable represents 30% of the original claim and is recorded at its present value. The $3.5 million excess of the obligations eliminated over the fair value of the non-interest bearing payable is included in the extraordinary gain of $145.7 million recognized in the three months ended June 30, 2001.
(f) Reflects the cancellation of the Predecessor Company's convertible preferred stock, common stock and warrants to purchase common stock and the issuance of 100,000 shares of Common Stock and warrants to purchase 750,000 shares of Common Stock to the shareholders of the Predecessor Company.
(g) Reflects the adjustment of pension assets and liabilities to fair value.
(h) Reflects the elimination of the accumulated deficit as of June 30, 2001.
(i) Reflects the establishment of Goodwill representing the excess of the reorganization value over the aggregate fair value of the Company's tangible and identifiable intangible assets.

NOTE 4 -- NON-CASH AND NON-RECURRING EXPENSES

     During the three months ended June 30, 2001, the Company recognized a $1.9 million asset impairment charge related to excess equipment to be disposed of or otherwise abandoned. At September 30, 2001, $5.5 million of property and equipment was classified as "held for sale" and is reported in prepaid expenses and other assets.

     During the six months ended September 30, 2000, the Company recognized a $2.6 million asset impairment charge related to a promissory note, including accrued interest, received by the Company in conjunction with the sale of its former Superior Forge, Inc. subsidiary. The Company also recognized $0.2 million of professional fees related to investment advisors hired to restructure the Company's debt.

NOTE 5 -- INVENTORIES

     Inventories are stated at average cost which approximates market value. Inventories consisted of the following categories (in thousands):

                                                       REORGANIZED     |    PREDECESSOR
                                                         COMPANY       |      COMPANY
                                                    SEPTEMBER 30, 2001 |   MARCH 31, 2001
                                                    ------------------ |   --------------
                                                                       |
Ferrous metals                                           $25,860       |      $20,685
Non-ferrous metals                                        18,846       |       18,050
Other                                                        943       |        1,038
                                                         -------       |      -------
                                                         $45,649       |      $39,773
                                                         =======       |      =======

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 6 -- LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                       REORGANIZED     |    PREDECESSOR
                                                         COMPANY       |      COMPANY
                                                    SEPTEMBER 30, 2001 |   MARCH 31, 2001
                                                    ------------------ |   --------------
                                                                       |
Credit Agreement                                         $111,979      |      $      0
DIP Agreement                                                   0      |       121,666
12 3/4% New Notes                                          33,963      |             0
12 3/4% Junior Secured Notes                                    0      |        27,851
10% convertible note payable                                1,568      |             0
Other debt                                                  2,472      |         3,460
                                                         --------      |      --------
                                                          149,982      |       152,977
Less: current portion                                      (1,735)     |        (2,444)
                                                         --------      |      --------
                                                         $148,247      |      $150,533
                                                         ========      |      ========

Credit Facilities

     In connection with the Chapter 11 proceedings, the Company entered into a $200 million debtor-in-possession credit facility (the "DIP Agreement") which established a lending arrangement for the Company under certain conditions while in bankruptcy. The DIP Agreement was replaced on June 29, 2001 by a $150 million revolving loan and letter of credit facility (the "Credit Agreement"). The Credit Agreement was entered into by the Company and BT Commercial Corporation, as agent for the lenders thereunder and the lenders a party thereto and expires on June 29, 2003. The Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit of $38.7 million, which amortizes on a quarterly basis and under certain other conditions. In addition, $14 million of supplemental availability is provided, subject to periodic amortization and other reductions. A security interest in substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, has been granted to the lenders as collateral against the obligations of the Company under the Credit Agreement. The Credit Agreement provides the Company with the option of borrowing based either on the prime rate (as specified by Deutsche Bank AG, New York Branch) or at the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the Credit Agreement, the Company pays a fee of .375% on the undrawn portion of the facility. In consideration for the Credit Agreement, the Company paid a closing fee of $1 million to the lenders under the Credit Agreement and may be required to pay a $2 million facility fee on June 30, 2002, unless the Company is able to satisfy certain financial objectives.

     The Credit Agreement requires the Company to meet certain financial tests, including an interest coverage ratio and a leverage ratio (each as defined in the Credit Agreement). The Credit Agreement also contains covenants which, among other things, limit the amount of capital expenditures, the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments of certain other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

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

ratios and tests or that it will be able to obtain future amendments to the Credit Agreement, if so needed, to avoid a default. In the event of a default, the lenders could elect to declare all amounts borrowed under the Credit Agreement to be due and payable.

Secured Notes

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

Other Debt

     As indicated in Note 2 -- Reorganization under Chapter 11, the Company issued a promissory note to one of the investment advisors involved in the Chapter 11 proceedings. The promissory note is subject to Bankruptcy Court approval which is expected to occur in November 2001. The promissory note was issued in an amount of $1.6 million and bears interest at 10% per annum. The promissory note matures on December 31, 2002 and the Company is required to make interest payments each quarter. The holder of the promissory note has the option of converting a minimum of $500,000 of the principal amount of the promissory note into Common Stock at $6.46 per share at any time prior to maturity.

     In accordance with SOP 90-7, the Company did not accrue interest of approximately $4.6 million on debt subject to compromise from the period April 1, 2001 through June 29, 2001, as such amounts were not permitted to be paid under the Plan.

NOTE 7 -- INCOME TAXES

     As indicated in Note 3 -- Fresh-Start Reporting, a net extraordinary gain of $145.7 million was recognized. Included in this net gain is $148.9 million of gains on the settlement of debt in the reorganization which, for tax purposes, is referred to as cancellation of indebtedness income ("COD"). For tax purposes,

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 7 -- INCOME TAXES -- (CONTINUED)

COD reduced the Company's pre-reorganization net operating loss ("NOL") carryforward of approximately $140.1 million to zero and the remaining COD of $8.8 million reduced the tax basis of depreciable assets.

     The Company has reduced its net deferred tax assets by a valuation allowance as management does not believe it is "more likely than not" that the asset ultimately will be realizable. If all or a portion of the deferred tax asset (recorded as of June 30, 2001) is realized in the future, or considered to "more likely than not" be realizable by management, the goodwill recorded in connection with fresh-start reporting will be reduced accordingly. If goodwill is eliminated in full, the excess will be treated as an increase to additional paid-in-capital.

NOTE 8 -- STOCKHOLDERS' EQUITY

     Pursuant to the Plan, the Company filed a Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State under which the authorized capital stock of the Company consists of 50,000,000 shares of Common Stock, par value $.01 per share and 2,000,000 shares of preferred stock, par value $.01 per share.

     In accordance with the Plan, all outstanding shares of the Predecessor Company's common stock, convertible preferred stock, and warrants and options to purchase common stock were cancelled as of the Effective Date. The Common Stock and Series A Warrants are not trading on any exchange. The Company has an application pending for its Common Stock and Series A Warrants to be listed on the National Market System (or Small Cap System) of the Nasdaq Stock Market, Inc. ("Nasdaq"). During the pendancy of its application, the Company expects its Common Stock to trade on the Bulletin Board of Nasdaq's Over-the-Counter Market. No assurance can be made that the Company's Common Stock will qualify for listing on the National Market System or the Small Cap System.

     As indicated in Note 2 -- Reorganization Under Chapter 11, the Company has not yet issued all 10,000,000 shares required to be distributed in accordance with the Plan. However, for purposes of these financial statements, all 10,000,000 shares are deemed to be outstanding.

NOTE 9 -- INCOME (LOSS) PER COMMON SHARE

     Basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. Basic EPS is calculated based on earnings available to common shareholders and the weighted average number of common shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to conversion of preferred stock, convertible debt or the exercise of stock options and warrants outstanding. The incremental shares from the conversion of preferred stock, convertible debt and exercise of stock options and warrants were not included in computing diluted EPS for all periods presented since the effect of such is antidilutive during periods when a loss before cumulative effect of change in accounting principle and extraordinary gain is reported.

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

GENERAL

     We are one of the largest full-service metals recyclers in the United States, with approximately 40 recycling facilities in 14 states. We enjoy important market positions in many major metropolitan markets, including Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix, Salt Lake City, Toledo and Tucson. We have a 28.5% equity ownership position in Southern Recycling, L.L.C. ("Southern Recycling"), the largest scrap metals recycler in the Gulf Coast region. We also hold important market positions in several product segments, including stainless steel, copper and aluminum generated from utilities and telecommunication providers and titanium and other high-temperature nickel alloys generated for the aerospace industry.

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

     Our operations consist primarily of the collection and processing of ferrous and non-ferrous metals for resale to metals brokers, steel producers, and producers and processors of other metals. We collect industrial scrap and obsolete scrap, process it into reusable forms and supply the recycled metals to our customers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. We believe that we provide one of the most comprehensive offerings of both ferrous and non-ferrous scrap metals in the industry. Our ferrous products primarily include shredded, sheared, cold briquetted and bundled scrap and other purchased scrap, such as turnings, cast and broken furnace iron. We also process non-ferrous metals, including aluminum, copper, stainless steel, brass, titanium and high temperature alloys, using similar techniques and through application of our proprietary technologies.

     On December 28, 2000, our common stock, par value $.01 per share ("Old Common Stock") was delisted from the Nasdaq Small Cap System for failing to meet listing standards as required by Nasdaq rules.

From December 28, 2000 to June 29, 2001, our Old Common Stock traded on the Bulletin Board of Nasdaq's Over-the-Counter Market. We have an application pending for our common stock, par value $.01 per share ("Common Stock") and Series A Warrants (as defined herein) to be quoted on the National Market System (or Small Cap System) of the Nasdaq Stock Market, Inc. ("Nasdaq"). No trading has occurred with respect to the Common Stock or the Series A Warrants issued in connection with implementing our plan of reorganization and there can be no assurance that the Common Stock and Series A Warrants will qualify for listing on the National Market System or Small Cap System of Nasdaq. Failure to qualify would result in our shares trading on the Bulletin Board of Nasdaq's Over-the-Counter Market which is generally less liquid than the National Market System or Small Cap System.

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

     The following is a summary of certain material provisions of the Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Plan, as filed with the SEC and the Bankruptcy Court. The Plan provided for, among other things, the following:

     - Junior Secured Note Claims -- on the Effective Date, the holders of the Predecessor Company's $30 million par amount, 12 3/4% Junior Secured Notes, due June 2004 (the "Junior Secured Notes") received new junior secured notes (the "New Notes") aggregating $34.0 million. The New Notes bear interest at 12 3/4% and are due on June 2004. The par amount of the New Notes represent the par amount of the Junior Secured Notes plus accrued and unpaid interest through the Effective Date.

     - General Trade Claims ("Class 5 Claims") -- the holders of general trade claims of the Predecessor Company who elected not to receive Common Stock of the Reorganized Company will receive cash payments totaling 30% of their allowed claim. Such payments will be made, without interest, in four equal annual installments, with the first installment payable on June 30, 2002. As of the Effective Date, a payable of $1.3 million was established representing the liability recorded in connection with the estimated fair value of the allowed Class 5 Claims.

     - Impaired Unsecured Claims ("Class 6 Claims") -- the holders of the Subordinated Notes and holders of the Predecessor Company's general trade claims who elected (or are otherwise deemed under the Plan to have elected) on their ballot to be treated as an allowed Class 6 Claim, will receive a total of 9,900,000 shares of Common Stock. As of October 31, 2001, we have issued approximately 8.7 million shares of Common Stock to holders of allowed Class 6 Claims. The initial distribution of Common Stock on account of Class 6 Claims was based on an estimate of total Class 6 Claims. The estimate of Class 6 Claims in the initial distribution was comprised of resolved claims and reserves for unresolved claims. We have filed objections with the Bankruptcy Court related to unresolved claims. Additional distributions of Common Stock will be made after the unresolved claims are either resolved through agreement of the parties or by a final order of the Bankruptcy Court.

     - Preferred Stockholder and Common Stockholder Claims ("Equity
       Claims") -- the holders of the Predecessor Company's convertible preferred stock and common stock on the Effective Date received their pro-rata share of 100,000 shares of Common Stock and warrants (designated as "Series A Warrants") to purchase 750,000 shares of Common Stock. The Series A Warrants are immediately exercisable at a price per share equal to the total amount of liabilities (allowed under Class 6 of the Plan) converted into Common Stock in accordance with the Plan divided by 10,000,000.

     - Other Significant Provisions -- as of the Effective Date, the Board of Directors consists of the following non-employee directors: Daniel W. Dienst, John T. DiLacqua, Kevin P. McGuinness and Harold "Skip" Rouster. Albert A. Cozzi continues to serve as Chairman of the Board of Directors and Chief Executive Officer.

     - A Management Equity Incentive Plan was approved under the Plan and provides for the issuance of warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $6.50 per share (designated as "Series B Warrants") and warrants to purchase 500,000 shares of Common Stock at an exercise price of $12.00 per share (designated as "Series C Warrants").

     As of June 30, 2001, we adopted fresh-start reporting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Under fresh-start reporting, the reorganization fair value was allocated to our assets; our accumulated deficit was eliminated; our Series B and Series C convertible preferred stock, Old Common Stock and Subordinated Notes were eliminated; and equity in the Reorganized Company was recorded.

     The reorganization value of $65 million for the equity of the Reorganized Company was based on the consideration of many factors and various valuation methods, including a discounted cash flow analysis using projected financial information, selected publicly traded company market multiples of certain companies operating businesses viewed to be similar to us, and other applicable ratios and valuation techniques that we, and our financial advisor during the Chapter 11 proceedings, believe to be representative of our business and industry.

     The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the valuation will be realized, and actual results could vary materially. Moreover, the value of our Common Stock, when it commences trading on a national exchange, may differ materially from the valuation.

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

RESULTS OF OPERATIONS

     The unaudited consolidated financial statements after the Effective Date are those of a new reporting entity (the "Reorganized Company") and are not comparable to the pre-confirmation periods of the old reporting entity (the "Predecessor Company"). However, for purposes of this discussion, the Reorganized Company's results for the three months ended September 30, 2001 are compared to the Predecessor Company's results for the three months ended September 30, 2000. In addition, the Reorganized Company's results for the three months ended September 30, 2001 have been combined with the Predecessor Company's results for the three months ended June 30, 2001 (as summarized in the following table) and are compared to the Predecessor Company's results for the six months ended September 30, 2000. Differences between periods due to fresh start accounting are explained when necessary.

      SIX MONTHS ENDED SEPTEMBER 30 (IN THOUSANDS)             2001        2000
      --------------------------------------------             ----        ----
Net sales                                                    $323,246    $455,683
Gross profit                                                   34,666      41,517
Operating expenses:
  General and administrative                                   23,098      30,242
  Depreciation and amortization                                 9,321      13,613
  Non-cash and non-recurring expense                            1,941       2,850
Operating income (loss)                                           306      (5,188)
Interest expense                                                8,558      21,003
Reorganization costs                                           10,602           0
Income taxes                                                        0       8,291
Cumulative effect of change in accounting principle              (358)          0
Extraordinary gain                                            145,711           0
Net income (loss) applicable to common stock                 $126,608    $(35,162)

     Our consolidated net sales consist primarily of revenues derived from the sale and brokerage of scrap metals. We recognize revenues from processed products when title passes to the customer. Revenues related to brokerage sales are recognized upon receipt of the material by the customer. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are recorded against revenues.

     Cost of sales consists primarily of the cost of metals sold, direct and indirect labor and related taxes and benefits, realized and unrealized gains and losses from hedging activities, repairs and maintenance, utilities and freight.

     General and administrative expenses include management salaries, clerical and administrative costs, professional services, facility rentals and related insurance and utility costs, as well as costs related to our marketing and business development activities.

     Non-cash and non-recurring expenses represent impairments of long-lived assets to be disposed of or otherwise abandoned and the write-off of a promissory note received in connection with a business disposition.

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

     Consolidated net sales for the three months ended September 30, 2001 and 2000 in broad product categories were as follows (in thousands):

                                                         9/30/01                        9/30/00
                                               ---------------------------    ---------------------------
                 COMMODITY                     WEIGHT     NET SALES     %     WEIGHT     NET SALES     %
                 ---------                     ------     ---------     -     ------     ---------     -
Ferrous metals (tons)                              943    $ 91,071     58.0     1,092    $115,969     54.2
Non-ferrous metals (lbs)                       113,977      52,902     33.7   144,793      77,740     36.4
Brokerage -- ferrous (tons)                         70       7,439     4.7         89       9,149     4.3
Brokerage  -- non-ferrous (lbs)                  4,550       1,994     1.3      9,234       5,188     2.4
Other                                                        3,572     2.3                  5,728     2.7
                                                          --------     ---               --------     ---
                                                          $156,978     100%              $213,774     100%
                                                          ========     ===               ========     ===

     Consolidated net sales for the six months ended September 30, 2001 and 2000 in broad product categories were as follows (in thousands):

                                                    9/30/01                               9/30/00
                                        --------------------------------      --------------------------------
             COMMODITY                  WEIGHT       NET SALES       %        WEIGHT       NET SALES       %
             ---------                  ------       ---------       -        ------       ---------       -
Ferrous metals (tons)                     1,917      $181,929       56.3        2,274      $249,807       54.8
Non-ferrous metals (lbs)                237,285       111,025       34.3      296,802       161,731       35.5
Brokerage  -- ferrous (tons)                195        19,345        6.0          214        23,389        5.1
Brokerage  -- non-ferrous (lbs)           9,766         4,095        1.3       24,514        11,218        2.5
Other                                                   6,852        2.1                      9,538        2.1
                                                     --------       ----                   --------       ----
                                                     $323,246        100%                  $455,683        100%
                                                     ========       ====                   ========       ====

     Consolidated net sales decreased by $56.8 million (26.6%) and $132.4 million (29.1%) to $157.0 million and $323.3 million during the three and six months ended September 30, 2001, respectively, compared to consolidated net sales of $213.8 million and $455.7 million during the three and six months ended September 30, 2000, respectively. The decrease in consolidated net sales was primarily due to lower volumes of products sold coupled with lower average selling prices. Scrap metals prices continue to be impacted by the weakening economy contributing to lower industrial output which has impacted both supply and demand for scrap metals.

     Ferrous sales decreased by $24.9 million (21.5%) and $67.9 million (27.2%) to $91.1 million and $181.9 million during the three and six months ended September 30, 2001, respectively, compared to ferrous sales of $116.0 million and $249.8 million during the three and six months ended September 30, 2000, respectively. Although ferrous prices have remained stable through the first six months of fiscal 2002, ferrous scrap prices are $10 to $20 per ton lower than the same period last year. Unit sales have been impacted by lower demand from our steel customers, which have reduced production due to weakness in their markets. In Fiscal 2001, our ferrous sales were significantly impacted by the bankruptcy filings of three steel companies. The high number of bankruptcies filed by steel companies over the last few years has led us to tighten our credit terms with certain customers, which tends to reduce the units of ferrous metals sold.

     Non-ferrous sales decreased by $24.8 million (32.0%) and $50.7 million (31.4%) to $52.9 million and $111.0 million during the three and six months ended September 30, 2001, respectively, compared to non-ferrous sales of $77.7 million and $161.7 million during the three and six months ended September 30, 2000, respectively. The decrease is primarily due to lower unit sales and average selling prices. The decrease in average selling prices and unit sales were mainly in the aluminum and copper product categories. However, average prices and units sales for titanium and hi-temperature alloys and stainless steel during the current fiscal year are comparable or better than the same period last year.

     Brokerage ferrous sales decreased by $1.7 million (18.7%) and $4.1 million (17.3%) to $7.4 million and $19.3 million during the three and six months ended September 30, 2001, respectively, compared to brokerage ferrous sales of $9.1 million and $23.4 million during the three and six months ended September 30, 2000, respectively. The decrease during the three months ended September 30, 2001 was due to 19,000 fewer tons brokered, offset by a $4 per ton increase in average selling price. The decrease during the six months ended September 30, 2001 was due to 19,000 fewer tons brokered combined with a $10 per ton decrease in average selling price. The average selling price for brokered materials is significantly affected by the product mix which can vary significantly between periods.

     Brokerage non-ferrous sales decreased by $3.2 million (61.6%) and $7.1 million (63.5%) to $2.0 million and $4.1 million during the three and six months ended September 30, 2001, respectively, compared to brokerage non-ferrous sales of $5.2 million and $11.2 million during the three and six months ended September 30, 2000, respectively. Brokerage non-ferrous volume declined by 4.7 million pounds and 14.7 million pounds during the three and six months ended September 30, 2001, respectively, due to lower demand. Margins associated with brokered non-ferrous metals are narrow so variations in this product category are not significant to us.

     Gross profit was $17.6 million (11.2% of sales) and $34.7 million (10.7% of sales) during the three and six months ended September 30, 2001, respectively, compared to gross profit of $18.5 million (8.7% of sales) and $41.5 million (9.1% of sales) during the three and six months ended September 30, 2000, respectively. Gross profit percentage during the three and six months ended September 30, 2001 demonstrates significant improvement from the comparable prior year periods as a result of better buying practices and reductions in operating expenses. Gross profit in the six months ended September 30, 2001 was impacted by $1.1 million of sales adjustments recorded with respect to sales made to a consumer that commenced liquidation during May 2001.

     General and administrative expenses were $11.4 million (7.3% of sales) and $23.1 million (7.1% of sales) during the three and six months ended September 30, 2001, respectively, compared to general and administrative expenses of $15.0 million (7.0% of sales) and $30.2 million (6.6% of sales) during the three and six months ended September 30, 2000, respectively. General and administrative expenses as a percentage of sales are higher during the current fiscal year because of lower sales caused by lower unit sales and average prices. However, more importantly, general and administrative expenses have declined by over 23% during the current fiscal year.

     Depreciation and amortization expense was $4.6 million (2.9% of sales) and $9.3 million (2.9% of sales) during the three and six months ended September 30, 2001, respectively, compared to depreciation and amortization expense of $6.7 million (3.1% of sales) and $13.6 million (3.0% of sales) during the three and six months ended September 30, 2000, respectively. The decrease in depreciation and amortization expense is the result of the goodwill impairment charge recorded as of October 1, 2000 which resulted in the elimination of goodwill amortization expense for periods after October 1, 2000. Prior to the goodwill impairment charge, goodwill amortization approximated $1.9 million each quarter.

     Non-cash and non-recurring expense was $1.9 million during the three months ended June 30, 2001. We recorded an impairment charge of $1.9 million related to fixed assets which are to be sold or otherwise abandoned. Non-cash and non-recurring expense was $2.8 million during the six months ended September 30, 2000. During the three months ended June 30, 2000, we recorded an impairment charge of $2.6 million related to a note receivable received in connection with the sale of our former Superior Forge subsidiary. During the three months ended September 30, 2000, we recognized $0.2 million of professional fees associated with investment advisors hired to restructure our debt.

     Interest expense was $3.4 million (2.2% of sales) and $8.6 million (2.6% of sales) during the three and six months ended September 30, 2001, respectively, compared to interest expense of $10.7 million (5.0% of sales) and $21.0 million (4.6% of sales) during the three and six months ended September 30, 2000, respectively. The decrease in interest expense of $7.3 million and $12.4 million during the three and six months ended September 30, 2001 was a result of lower borrowings under credit facilities, lower interest rates on borrowings under credit facilities, and the elimination of interest expense related to unsecured debt after the Petition Date, including but not limited to interest on the Subordinated Notes. Interest on the Subordinated Notes was $1.5 million per month. Borrowings on credit facilities are at variable rates tied to the prime rate of interest, which has declined by 3.5% since the beginning of April.

     Reorganization costs recognized during the three months ended September 30, 2001 represent professional fees and U.S. Trustee fees related to the Chapter 11 proceedings. We will continue to incur these costs until all of the claims arising from the Chapter 11 proceedings have been adjudicated. Reorganization costs during the six months ended September 30, 2001 mainly represent professional fees, fresh-start adjustments and other expenses associated with the Chapter 11 proceedings incurred during the three months ended June 30, 2001 (see Note 3 to the consolidated financial statements included in Part I, Item 1 of this Report).

     As a result of our past losses and uncertainties regarding our ability to realize recorded tax benefits, we have fully reserved our net deferred tax assets as of September 30, 2001.

     On April 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedges" (as amended). The cumulative effect of adopting SFAS No. 133 resulted in an after-tax decrease in net earnings of $0.4 million.

     We recognized an extraordinary gain of $145.7 million related to the cancellation of our Subordinated Notes and other unsecured claims in the Chapter 11 proceedings (see Note 3 to the consolidated financial statements included in Part I, Item 1 of this Report).

     Net loss was $2.0 million during the three months ended September 30, 2001 compared to a net loss of $26.8 million during the three months ended September 30, 2000. The improvement is a result of lower interest and general and administrative expenses and the elimination of goodwill amortization. Also, our results for the three months ended September 30, 2000, include a $12.2 million tax provision recorded to fully reserve our net deferred tax assets.

     Net income was $126.6 million during the six months ended September 30, 2001 compared to a net loss of $35.2 million during the six months ended September 30, 2000. Income was recognized mainly due to the recognition of an extraordinary gain on debt cancellation of $145.7 million. Excluding the extraordinary gain, cumulative effect of change in accounting principle and reorganization costs, net loss was $8.1 million for the six months ended September 30, 2001. The improvement is a result of lower interest and general and administrative expenses and the elimination of goodwill amortization, offset by lower gross profit.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the consummation of the Plan, we substantially reduced the amount of our overall indebtedness. As of September 30, 2001, our total indebtedness was approximately $150 million. Although the Plan resulted in a reduction in debt, further improvements in our liquidity position will be subject to the success of initiatives we are undertaking to reduce operating expenses and the effects on our liquidity of changes in the market conditions in the scrap metals industry. Our uses of capital are expected to include working capital for operating expenses and satisfaction of current liabilities, capital expenditures, payment of reorganization expenses, and interest payments on outstanding borrowings.

     On the Effective Date, our $200 million debtor-in-possession credit facility (the "DIP Agreement") was replaced by a $150 million revolving credit and letter of credit facility (the "Credit Agreement"). The Credit Agreement was entered into by BT Commercial Corporation, as agent for the lenders thereunder, the lenders a party thereto and us and expires on June 29, 2003. The Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit of $38.7 million, which amortizes on a quarterly basis and under certain other conditions. In addition, approximately $14 million of supplemental availability is provided under the Credit Agreement, subject to periodic amortization and other reductions. A security interest in substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries, has been granted to the lenders under the new credit facility to secure our obligations under the Credit Agreement. The Credit Agreement provides us with the option of borrowing based either on the prime rate (as specified by Deutsche Bank AG, New York Branch) or the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the Credit Agreement, we pay a fee of .375% on the undrawn portion of the facility. In consideration for the Credit Agreement, we paid a closing fee of $1 million and may be required to pay a $2 million facility fee on June 30, 2002, unless we are able to meet certain financial objectives.

     The Credit Agreement requires us to meet certain financial tests, including an interest coverage ratio and a leverage ratio (as defined in the Credit Agreement). The Credit Agreement also contains covenants which, among other things, limit the amount of capital expenditures, the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments of certain other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. We were in compliance with all financial covenants as of September 30, 2001.

     Our ability to meet financial ratios and tests in the future may be affected by events beyond our control. While we currently expect to be in compliance with the covenants and satisfy the financial ratios and tests in the future, there can be no assurance that we will meet such financial ratios and tests or that we will be able to obtain future amendments to the Credit Agreement, if so needed, to avoid a default. In the event of default, the lenders could elect to declare all amounts borrowed under the Credit Agreement to be due and payable.

     Pursuant to the Plan, on the Effective Date, the Junior Secured Notes were exchanged for New Notes, having an outstanding principal balance of $34.0 million. The New Notes mature on June 15, 2004 and bear interest at the rate of 12 3/4% per annum. Interest on the New Notes is payable semi-annually during June and December of each year. The New Notes are our senior obligations and will rank equally in right of payment with all of our unsubordinated debt, including our indebtedness under the Credit Agreement, and senior in right of payment to all of our subordinated debt.

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

     Our future cash needs will be driven by working capital requirements (including interest payments on the New Notes), planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves. Capital expenditures were approximately $11.1 million in Fiscal 2001 representing approximately 57% of depreciation expense in Fiscal 2001. On December 15, 2001, we are required to make a $2.2 million coupon payment on the New Notes. We do not expect such capital expenditures nor interest payments to have a material adverse effect on our liquidity. We expect to fund our working capital needs, interest payments and capital expenditures with cash generated from operations, supplemented by undrawn borrowing availability under the Credit Agreement. We believe these sources of capital will be sufficient to fund planned capital expenditures, interest payments and working capital requirements for the foreseeable future, although there can be no assurance that this will be the case. In addition, the instruments governing the Credit Agreement and the New Notes will limit our ability to incur additional debt to fund significant acquisition or expansion opportunities unless and until our results of operations show significant improvement for four consecutive quarters. As of November 7, 2001, we had outstanding borrowings of approximately $117 million under the Credit Agreement and undrawn availability of approximately $8 million.

Cash Flows from Operations

     During the three months ended September 30, 2001, we generated $1.3 million of cash from operating activities. During the period, our operations generated $3.4 million of cash and accounts receivable decreased by $5.9 million. This was offset by an increase in inventories of $4.1 million and a decrease in accounts payable and other liabilities of $3.9 million.

Cash Flows from Investing Activities

     During the three months ended September 30, 2001, we used $1.0 million of cash for investing activities. Purchases of property and equipment were $1.3 million, while we generated $0.4 million of cash from the sale of redundant fixed assets.

Cash Flows from Financing Activities

     During the three months ended September 30, 2001, our financing activities used $0.2 million of cash. Cash generated from operations were used to repay borrowings under the Credit Agreement.

FINANCIAL CONDITION

Working Capital Availability and Requirements

     Our accounts receivable balances decreased from $79.6 million at March 31, 2001 to $66.4 million at September 30, 2001 principally due to improved collections of accounts receivable and lower sales.

     Our accounts payable balances increased from $37.9 million at March 31, 2001 to $47.6 million at September 30, 2001. The increase in accounts payable resulted principally from an increase in the amount of scrap metal purchases and by obtaining more favorable payment terms from our vendors.

     Inventory levels can vary significantly among our operations and with changes in market conditions. Our inventories consist of the following categories (in thousands):

                                                       REORGANIZED     |    PREDECESSOR
                                                         COMPANY       |      COMPANY
                                                    SEPTEMBER 30, 2001 |   MARCH 31, 2001
                                                    ------------------ |   --------------
                                                                       |
Ferrous metals                                           $25,860       |      $20,685
Non-ferrous metals                                        18,846       |       18,050
Other                                                        943       |        1,038
                                                         -------       |      -------
                                                         $45,649       |      $39,773
                                                         =======       |      =======

     Ferrous inventory dollars increased due to higher units of ferrous metals on hand at September 30, 2001 compared to March 31, 2001. Non-ferrous inventory slightly increased as a result of higher units of non-ferrous materials on hand offset by lower average purchase prices at September 30, 2001 compared to March 31, 2001.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale, although it retains many of the fundamental recognition and measurement provisions of SFAS No. 121. We are analyzing the effect of SFAS No. 144 and do not expect it to have a material effect on our consolidated financial position, results of operations or cash flows.

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

                          PART II -- OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

     On June 29, 2001 (the "Effective Date"), the Company emerged from bankruptcy pursuant to its Plan of Reorganization (the "Plan"). On such date, the Company canceled all existing equity securities. Pursuant to the Plan, the Company filed a Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State under which the authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share and 2,000,000 shares of preferred stock, par value $.01 per share. Under the Plan, approximately 10,000,000 shares of Common Stock and Series A Warrants to purchase 750,000 shares of Common Stock will be issued. As of October 31, 2001, 8,918,224 shares of Common Stock had been issued.

ITEM 5: OTHER INFORMATION

     In accordance with the Plan, the Company's Board of Directors consists of the following new, non-employee directors: Daniel W. Dienst, John T. DiLacqua, Kevin P. McGuinness and Harold "Skip" Rouster. Albert A. Cozzi continues to serve as Chairman of the Board of Directors and Chief Executive Officer. In accordance with the Plan, Richard Measelle, Governor James R. Thompson, Patrick
J. Ottensmeyer, Kenneth A. Merlau, Timothy T. Orlowski, William T. Proler, Gregory P. Cozzi and Frank J. Cozzi resigned as directors of the Company, effective June 29, 2001.

     The ferrous operations of the Company's subsidiary, Proler Southwest Inc. ("PSW") is operated on an approximately 47 acre facility (the "Facility") that is leased by PSW from 15/21 Japhet Realty, Ltd. (hereinafter "Landlord"), an affiliate of the former owner of the Company's former HouTex Metals Co., Inc. subsidiary. In August 2001, the Landlord exercised a put option set forth in the lease agreement (the "Lease Agreement") between PSW and Landlord, which requires PSW to acquire the Facility from the Landlord for an aggregate consideration of $4 million, $3 million of which is payable in cash and $1 million of which is payable by the issuance by PSW of a note, payable over three years and bearing interest at the prime rate less three percent. The put option closing was scheduled to occur on October 25, 2001 in accordance with the Lease Agreement. Due to on-going discussions with the Landlord concerning a proposed revocation of the exercise of the put option and the continuation of the leasehold arrangement, the closing of the purchase of the Facility did not occur on October 25, 2001. On November 2, 2001, PSW tendered its performance of the put option by depositing the cash portion of the purchase price and a $1 million note with a title company as designated in accordance with the Lease Agreement. Landlord, however, has refused to proceed with the closing and instead insists that it has the right to terminate the Lease Agreement.

     PSW believes that based upon the terms of the lease and after consultation with legal counsel, that even if the failure to close the purchase of the Facility on October 25, 2001 constituted a breach of the underlying lease, it had the right to cure such breach within a five day cure period as set forth in the Lease Agreement for monetary obligations. PSW further believes that it in fact cured any alleged breach by satisfying all conditions to the closing within a five day cure period. Notwithstanding the forgoing, no assurance can be made that PSW will prevail if litigation results from the dispute with the Landlord. PSW intends to vigorously defend any cause of action arising from the matters described above. An adverse ruling in litigation arising from the dispute, however, could result in significant damages being awarded in favor of the Landlord or possible termination of the Lease Agreement.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     See Exhibit Index

(B) REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the quarter ended September 30, 2001.

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

                                          By: /s/ AMIT N. PATEL
                                            ------------------------------------
                                            Amit N. Patel
                                            Vice President, Finance
                                            and Controller
                                            (Principal Accounting Officer)
                                          Date: November 14, 2001

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