Form 10-K405/A
period 2001-03-31
METAL MANAGEMENT INC
filed 2001-11-23
CIK 795665

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

Securities Registered Pursuant to Section 12(b) of the Act:  None
Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, $.01
                                                     par value Series A Warrants

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value for the Registrant's voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on June 15, 2001 as reported on the NASDAQ SmallCap Market, was approximately $2.1 million. Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of June 15, 2001, the Registrant had 62,589,980 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

                                                                                                              PAGE

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.....................................................3

Item 11.  Executive Compensation.................................................................................6

Item 12.  Security Ownership of Certain Beneficial Owners and

          Management............................................................................................11

Item 13.  Certain Related Transactions..........................................................................12

          Signatures............................................................................................13

                                EXPLANATORY NOTE

         This amendment on Form 10-K/A (the "Amendment") amends our Annual Report on Form 10-K filed by us on July 31, 2001 (the "Annual Report"), and is being filed solely to amend and restate in its entirety Part III of the Annual Report. The Amendment does not amend or alter the information set forth in Parts I, II or IV of the Annual Report.

         On November 20, 2000 (the "Petition Date"), Metal Management, Inc., and its consolidated subsidiaries (hereinafter, the "Company" or "We") filed voluntary petitions (Case Nos. 00-4303 - 00-4331 (SLR)) under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). In furtherance of an agreement we had reached with the holders of a significant percentage of our pre-petition debt prior to the initiation of our Chapter 11 proceedings, we filed a plan of reorganization (the "Plan") pursuant to Chapter 11 of the Bankruptcy Code on May 4, 2001. The Bankruptcy Court confirmed the Plan which became effective on June 29, 2001 (the "Effective Date"). In accordance with the Plan, all 62,589,980 shares of common stock, par value $.01 per share, outstanding as of the Effective Date (the "Old Common Stock"), together with the Series B and Series C preferred stock of the Company outstanding as of the Effective Date, was cancelled and exchanged for (i) 100,000 shares of common stock, par value $.01 per share of the reorganized Company (the "New Common Stock"), and (ii) warrants to acquire 750,000 shares of New Common Stock (the "Series A Warrants") having a per share exercise price as determined in accordance with the Plan, currently estimated at $21.50 per share. In addition, in accordance with the Plan, 9,900,000 shares of New Common Stock are to be issued to the holders of certain of the Company's pre-petition debt. As of October 31, 2001, a total of 8,918,244 shares of New Common Stock have been issued.

           Consistent with the Plan, as of the Effective Date, the Company appointed a new five member Board of Directors consisting of the individuals listed in Part III, Item 10 of the Amendment. Concurrently, with the appointment of the new members, all but one of the then existing members of the Board of Directors resigned. Because the Company is still in the process of issuing shares of New Common Stock, information herein concerning beneficial ownership of equity securities of the Company is included herein as of June 15, 2001, prior to the Effective Date. Information related to beneficial ownership for periods subsequent to the Effective Date would be substantially different as a result of the cancellation of the Old Common Stock and the issuance of the New Common Stock in accordance with the Plan.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following sets forth the name and age of each of our directors and executive officers, their positions and offices with us, their period of service with us and their business experience for at least the last five years, and with respect to directors, their principal occupation and other directorships held in public companies.

                                    DIRECTORS

         Our amended and restated bylaws provide that the Board of Directors shall establish the number of directors who serve on our Board from time to time. The current number of directors has been established at five (5). Each of our directors holds office until his successor is elected and qualified or until his earlier death, resignation or removal.

         All of the directors listed in the table below, other than Albert A. Cozzi, the Company's Chairman and Chief Executive Officer, were appointed to our Board of Directors as of June 29, 2001 in accordance with the Plan. Concurrently, therewith, Frank J. Cozzi, Gregory P. Cozzi, Richard L. Measelle, Kenneth A. Merlau, Timothy T. Orlowski, Patrick J. Ottensmeyer, William T. Proler and Governor James R. Thompson resigned as directors of the Company in accordance with the Plan. Messrs. F. Cozzi, G. Cozzi and Proler continue to serve as officers of the Company of one or more of its subsidiaries.

         The following table sets forth the names and ages of the directors of the Company as of July 1, 2001.

NAME                                          AGE                         POSITIONS
----                                          ---                         ---------
Albert A. Cozzi.........................       55    Chairman of the Board and Chief Executive Officer
Daniel W. Dienst (1)(2).................       35    Director
John T. DiLacqua (1)(2).................       49    Director
Kevin P. McGuinness (2).................       79    Director
Harold J. Rouster (1)(2)................       52    Director

---------------

(1)      Member of the Audit Committee.
(2)      Member of the Compensation Committee.

         Albert A. Cozzi joined our Board of Directors in December 1997, following our merger with Cozzi Iron & Metal, Inc. ("Cozzi Iron & Metal") and has served as our Chairman of the Board and Chief Executive Officer since July 1999. From December 1997 to July 1999, Mr. A. Cozzi served as the Company's President and Chief Operating Officer. Mr. A. Cozzi was employed by Cozzi Iron & Metal from 1963 to December 1997, and from 1980 to December 1997 served as its President. Mr. A. Cozzi served as the Company's Senior Vice President and Chief Operating Officer from September 1997 through December 1997. Mr. A. Cozzi earned a MBA from the University of Chicago in 1988. From 1990 to 1992 he served as Chairman of the Ferrous Committee of the Institute of Scrap Recycling Industries ("ISRI"), an industry association. Mr. A. Cozzi is the brother of Frank J. Cozzi, an executive officer of the Company.

         Daniel W. Dienst joined our Board of Directors effective as of June 29, 2001. Mr. Dienst currently serves as a Managing Director of the Corporate and Leverage Finance Group of CIBC World Markets Corp. ("CIBC"), a diversified global financial services firm, a position he has held since May 2000. From January 1999 through April 2000, Mr. Dienst has held various positions within CIBC, including Executive Director of the High Yield Financial Restructuring Group. From October 1995 to March 1998, Mr. Dienst served in various capacities with Jefferies & Company, most recently as its Vice President, Corporate Finance/Restructurings. From June 1993 until October 1995, Mr. Dienst was associated with the law firm of Windels, Marx, Davies & Ives. Mr. Dienst earned a B.A. from Washington University in 1987 and a J.D. from The Brooklyn Law School in 1993.

         John T. DiLacqua joined our Board of Directors effective as of June 29, 2001. Since January 1999, Mr. DiLacqua has served as a director and President and Chief Executive Officer of Envirosource, Inc. ("Envirosource"). Envirosource is a supplier to industrial customers of specialized services that primarily involve the recycling, handling, stabilization or landfilling of environmentally sensitive wastes or by-products. From October 1997 to December 1998, Mr. DiLacqua served as President of the U.S. Ferrous Operations of Philip Metals, Inc., which included, among other companies, the former Luria Brothers Division of Connell Limited Partnership ("Luria Brothers"). Prior to that, he served as the President of Luria Brothers from May 1994 to October 1997, and, from December 1990 to May 1994, he served as its Vice President of Finance and Administration. Mr. DiLacqua is a graduate of Temple University and received a MBA from Carnegie Mellon University. He is a certified public accountant.

         Harold J. Rouster joined our Board of Directors effective as of June 29, 2001. Since January 2001, Mr. Rouster has served as President and Chief Operating Officer of Wendt Corporation, a worldwide manufacturer of automobile shredding equipment. From September 1997 to December 2000, Mr. Rouster served as Vice President and Chief Operating Officer of Recycling Industries, Inc., a company engaged in the scrap metals recycling industry. Mr. Rouster also spent 22 years at The David J. Joseph Company, a scrap metals recycler and significant broker of scrap metal. Mr. Rouster also spent 5 years at Procter & Gamble, an international consumer products company, in various executive and managerial positions. Mr. Rouster earned a B.A. from the Muskegon College in 1971.

         Kevin P. McGuinness joined our Board of Directors effective as of June 29, 2001. Mr. McGuinness has extensive experience in both the scrap metal recycling and shipping industries, having spent over 50 years in various executive and managerial capacities with SimsMetal, Ltd., and its predecessor companies ("SimsMetal"), including as its Managing Director from 1962 until 1976. SimsMetals is the largest scrap metal processor in Australia, with extensive scrap metal and shipping operations throughout the Far East. Since his retirement from SimsMetals in 1986, Mr. McGuinness has acted as a consultant to many companies in the metals and shipping industries, including China Mineral Import and Export Co. (1991-1995), Hiuka America Corp. (1995-1996), Oxnard Metal Corp. (1997-2001) and Shui Wing Steel Co., Hong Kong (1992-Present). Mr. McGuinness is the former President of the Australia-China Economic Co-operation Committee. Mr. McGuinness is the brother-in-law of Alan D. Ratner, an executive officer of the Company.

                               EXECUTIVE OFFICERS

         Executive officers are elected by the Board of Directors and serve until they resign or are removed by the Board. Our executive officers, other than Mr. A. Cozzi who is identified in the section entitled "Directors" and their respective ages, as of July 1, 2001 are set forth in the following table:

NAME                                        AGE                           POSITIONS
----                                        ---                           ---------
Michael W. Tryon........................    46        President and Chief Operating Officer
Robert C. Larry.........................    40        Executive Vice President, Finance and Chief Financial Officer
Larry S. Snyder.........................    45        Executive Vice President, Non-Ferrous
Frank J. Cozzi..........................    51        Vice-President and President, Metal Management Midwest, Inc.
William T. Proler.......................    53        President, Proler Southwest Inc.
Michael S. Collins......................    52        President, Metal Management Ohio, Inc.
Alan D. Ratner..........................    50        President, Metal Management Northeast, Inc.
Jeffrey H. Fisher.......................    44        President, Metal Management Alabama, Inc.
Amit N. Patel...........................    33        Vice President, Finance and Controller
Stefanie Vaught.........................    42        Treasurer

         Michael W. Tryon has served as our President and Chief Operating Officer since September 1999. From December 1994 through September 1999, Mr. Tryon served as President of Harris Waste Management Group, Inc., a worldwide leader in the design, manufacture and support of scrap processing, recycling and waste hauling equipment. Prior to that time, he held various executive positions with Dover Industries, General Electric Company and Hawker-Siddeley Group. Mr. Tryon is a graduate of Iowa State University.

         Robert C. Larry has served as our Executive Vice President, Finance and Chief Financial Officer since April 1999. From August 1996 through April 1999, he was our Vice President, Finance, Treasurer and Chief Financial Officer. From March 1995 through August 1996, he served as Director of Finance and Investments for Caremark International, Inc., a diversified, publicly traded company engaged in providing health care services. In 1991, Mr. Larry co-founded The Grabscheid Group, Ltd., a professional services firm which specialized in financial restructuring and recapitalization services for private and publicly held firms. Mr. Larry is a graduate of Purdue University and earned a MBA from the University of Chicago. Mr. Larry is a certified public accountant.

         Larry S. Snyder has served as our Executive Vice President, Non-Ferrous since December 1997. From November 1983 through December 1997, Mr. Snyder served as Vice President, Non-Ferrous for Cozzi Iron & Metal. Mr. Snyder is a graduate of the University of Illinois with a B.S. degree in Business. He has served as President of the Chicago Chapter of ISRI.

         Frank J. Cozzi became a Vice President of the Company in December 1997, following our merger with Cozzi Iron & Metal, now known as Metal Management Midwest, Inc. Mr. F. Cozzi became President of Metal Management Midwest, Inc. ("MTLM-Midwest") in December 1997 and has been employed by Cozzi Iron & Metal since 1967. He was a member of our Board of Directors from December 1997 to June 2001. From February 1995 to December 1997, he served as Executive Vice President of Cozzi Iron & Metal. From March 1981 to December 1997, Mr. F. Cozzi served as Cozzi Iron & Metal's Treasurer and Secretary. Mr. F. Cozzi currently serves as Secretary and Treasurer of ISRI. From 1990 to 1991, he served as President of the Chicago Chapter of ISRI, and from 1988 to 1990 was national chairman of ISRI's transportation committee. Mr. F. Cozzi completed Harvard University's Owner President Management executive program in 1991. Mr. F. Cozzi is the brother of Albert A. Cozzi, the Chairman and Chief Executive Officer of the Company.

         William T. Proler has served as President of Proler Southwest Inc. since 1992. He previously served as a member of our Board of Directors from August 1997, following our acquisition of Proler Southwest Inc. and Proler Steelworks L.L.C. (collectively, "Proler Southwest") until June 2001.

         Michael S. Collins has served as the President of Metal Management Ohio, Inc. ("MTLM-Ohio") since August 1999. From November 1989 to July 1999, Mr. Collins held various senior management positions with MTLM-Ohio and its predecessor the Isaac Group, including most recently Executive Vice President, Marketing. Mr. Collins is a graduate of Franklin University. Mr. Collins serves on the Foundry Educational Foundation Board of Trustees.

         Alan D. Ratner has served as the President of Metal Management Northeast, Inc. ("MTLM-Northeast") since April 2001. From June 1999 to April 2001, Mr. Ratner served as MTLM-Northeast's Senior Vice President of Operations. Prior to joining the Company, he spent over 25 years in various executive capacities with SimsMetal, including General Manager, SimsMetal Western Australia, General Manager, SimsMetal Aluminum and Copper Smelters, Vice President Operations, SimsMetal North America, and Executive Vice President, SimsMetal North America. Mr. Ratner has been actively involved in various industry initiatives, including the development of the ISRI Industry Environmental Operating Guidelines, and has served as the Chairman of its National Environmental and Legislative Committee. Mr. Ratner is the brother-in-law of Kevin P. McGuinness, a director of the Company.

         Jeffrey H. Fisher has served as the President of Metal Management Alabama, Inc. ("MTLM-Alabama") since April 2001. From July 1998 to April 2001, Mr. Fisher served as MTLM-Alabama's Vice President of Copper Marketing and Production. Mr. Fisher has over 20 years experience in the scrap metals industry, including ten years as Vice President of M. Kimerling & Sons, Inc., MTLM Alabama's predecessor. Mr. Fisher is a graduate of University of North Carolina.

         Amit N. Patel has served as our Vice President, Finance and Controller since June 1999. From February 1997 through June 1999, Mr. Patel served as our Controller. From November 1993 through February 1997, Mr. Patel was a Manager, Financial Reporting and Analysis for Caremark International, Inc., a diversified, publicly traded company engaged in providing health care services. He is a graduate of Miami University. Mr. Patel is a certified public accountant.

         Stefanie Vaught has served as our Treasurer since April 1999 and as Chief Financial Officer of MTLM-Ohio since August 1999. Ms. Vaught joined Reserve Iron & Metal L.P. (a predecessor of MTLM-Ohio) in 1986 and held various positions in the finance department of that company.

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of the relationship on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission (the "SEC") and the NASDAQ. These officers, directors and ten percent shareholders are also required by SEC rules to furnish us with copies of all forms they file.

         Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during our fiscal year ended March 31, 2001, all of our officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

                              DIRECTOR COMPENSATION

         During the fiscal year ended March 31, 2001 ("fiscal 2001"), directors who were not employees of the Company ("Outside Directors") were paid quarterly fees of $5,000 by the Company. In addition, Outside Directors were paid a fee of $1,000 for each Board or committee meeting attended in person (other than Board and committee meetings held on the same day for which only one meeting fee is paid) and were reimbursed for their reasonable expenses in attending such meetings. Under the Company's 1998 Director Option Plan, each Outside Director, during the fiscal year ended March 31, 2001, was also granted an option to purchase shares of Old Common Stock having a value equal to $30,000, as determined using a Black-Scholes valuation method, on the first day of the fiscal year. All options granted under the 1998 Director Option Plan were cancelled, and the 1998 Director Option Plan was terminated, in accordance with the Plan.

                         EXECUTIVE OFFICER COMPENSATION

         The following tables set forth information with respect to those persons who: (i) served as our chief executive officer during the year ended March 31, 2001; and (ii) the four most highly compensated individuals, other than our CEO, who served as executive officers of the Company during the year ended March 31, 2001, collectively referred to as "named executive officers." Compensation paid to these individuals for the years ended March 31, 2001, 2000 and 1999 is as follows:

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM COMPENSATION
                                                                            ----------------------

                                         ANNUAL COMPENSATION                       AWARDS               PAYOUTS
                                     ----------------------------------- ------------------------------ -------
                                                               OTHER                                                  ALL
                                                               ANNUAL    RESTRICTED     SECURITIES                   OTHER
        NAME AND           FISCAL                              COMPEN-      STOCK       UNDERLYING       LTIP        COMPEN-
   PRINCIPAL POSITION       YEAR      SALARY       BONUS     SATION (1)    AWARD(S)    OPTIONS (#) (2)   PAYOUTS     SATION (3)
   ------------------       ----      ------       -----     ----------    --------    ---------------   -------    -----------
Albert A. Cozzi            2001      $ 424,992   $  202,063  $     --    $       --               --     $     --   $    32,544
Chairman of the Board and  2000        362,928      150,815        --            --          225,000           --        48,420
Chief Executive Officer    1999        275,016       68,750        --            --               --           --         4,257

Michael W. Tryon (4)       2001      $ 345,000   $  100,000  $     --    $       --               --     $     --   $     6,011
President and Chief        2000        181,958           --        --            --          150,000           --           511
Operating Officer

Frank J. Cozzi             2001      $ 375,000   $  156,000  $     --    $       --               --     $     --   $    45,716
Vice President and         2000        366,667      128,011        --            --          225,000           --        30,133
President MTLM-Midwest     1999        275,004       68,750        --            --               --           --         7,954

William T. Proler          2001      $ 300,000   $  187,500  $     --    $       --               --     $     --   $     9,548
President,                 2000        275,000      125,625        --            --          225,000           --         4,926
Proler Southwest           1999        225,000       56,250        --            --               --           --         1,332

Larry S. Snyder            2001      $ 324,984   $  130,000  $     --    $       --               --     $     --   $    18,876
Executive Vice-President   2000        300,000       58,500    39,415            --               --           --         6,465
Non-Ferrous                1999        300,000       49,600        --            --       123,750 (5)           --       20,636

---------------

(1) No amounts are shown where the dollar value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer. Mr. Snyder's other annual compensation for 2000 includes auto reimbursements of $10,820 and country club dues of $28,595.

(2) In accordance with the Plan, all previously granted options and warrants were cancelled as of June 29, 2001.

(3) All other compensation for each named executive officer consists of the following:

                                            HEALTH
                                           INSURANCE                  LONG-
                                           PREMIUMS                   TERM       401K AND
                                           AND OTHER       LIFE     DISABILITY    PROFIT
                               FISCAL       HEALTH      INSURANCE   INSURANCE     SHARING
            NAME                YEAR       BENEFITS      PREMIUMS    PREMIUMS      MATCH       OTHER        TOTAL
            ----                ----       --------      --------    --------      -----       -----        -----
Albert A. Cozzi                 2001      $    5,510   $   24,562    $    372    $  2,100    $     -    $   32,544
                                2000             579       45,557         284       2,000          -        48,420
                                1999           4,257           -           -           -           -         4,257

Michael W. Tryon                2001           3,191          348         372       2,100          -         6,011
                                2000             182          174         155           0          -           511

Frank J. Cozzi                  2001          24,896       18,348         372       2,100          -        45,716
                                2000           1,345       26,504         284       2,000          -        30,133
                                1999           4,257          400         797       2,500          -         7,954

William T. Proler               2001           6,728          348         372       2,100          -         9,548
                                2000           2,323          319         284       2,000          -         4,926
                                1999           1,332         -           -           -             -         1,332

Larry S. Snyder                 2001          12,058        4,346         372       2,100          -        18,876
                                2000           2,113        2,318         284       1,750          -         6,465
                                1999           4,256          400         870       2,500  12,610 (a)       20,636

         (a) The amount shown for Mr. Snyder represents payments made to him pursuant to a deferred compensation plan that we assumed in connection with our acquisition of Cozzi Iron & Metal.

(4)      Mr. Tryon joined the Company on September 1, 1999.

(5) Pursuant to our Voluntary Option/Warrant Exchange Program, options to purchase 165,000 shares granted to Mr. Snyder in fiscal 1998 were terminated and exchanged for new options granted in fiscal 1999.

                          OPTION GRANTS IN FISCAL 2001

         No options grants were made to the named executive officers during fiscal 2001.

         AGGREGATED OPTION AND WARRANT EXERCISES IN LAST FISCAL YEAR AND
                    FISCAL YEAR-END OPTION AND WARRANT VALUES

         The following table sets forth the employee stock options and warrants exercised during fiscal 2001 by the named executive officers and the number and value of securities underlying unexercised options and warrants held by the named executive officers at March 31, 2001.


                                                                                         NUMBER OF SECURITIES
                                                                                         VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED              IN-THE-MONEY
                              SHARES                      OPTIONS AND WARRANTS           OPTIONS AND WARRANTS
                           ACQUIRED ON      VALUE          AT FISCAL YEAR-END             AT FISCAL YEAR-END
          NAME               EXERCISE      REALIZED    EXERCISABLE/UNEXERCISABLE (1)   EXERCISABLE/UNEXERCISABLE (2)
          ----               --------      --------    --------------------------      -----------------------------
Albert A. Cozzi                 0         $   0            830,172 / 150,000                  $ 0 / $ 0
Michael W. Tryon                0             0             50,000 / 100,000                    0 / 0
Frank J. Cozzi                  0             0            657,760 / 150,000                    0 / 0
William T. Proler               0             0            213,125 / 150,000                    0 / 0
Larry S. Snyder                 0             0             82,499 / 41,251                     0 / 0

---------------

(1) In accordance with the Plan, all outstanding options and warrants were cancelled on June 29, 2001.

(2)      Based on March 30, 2001 closing price of our Old Common Stock of $.03.

                              EMPLOYMENT AGREEMENTS

         The Company currently has employment agreements with a number of its senior executives, including Albert A. Cozzi, the Company's Chairman and Chief Executive Officer, Michael W. Tryon, the Company's President and Chief Operating Officer, Frank J. Cozzi, its Vice President and the President of its MTLM-Midwest subsidiary, Larry Snyder, its Executive Vice President, Non-Ferrous and William T. Proler, the President of its Proler Southwest subsidiary.

         The Employment Agreement, dated December 1, 1997, as amended (the "Cozzi Employment Agreement"), between the Company and Mr. A. Cozzi contains a five year term, which term is automatically extended at the end of each year for an additional one year (thereby increasing the term to five years), unless either party elects in any year not to extend the term. The Cozzi Employment Agreement, as amended, provides for an annual base salary of $425,000 and such bonus compensation as may be determined by the Compensation Committee of the Board of Directors in its discretion.

         The Cozzi Employment Agreement also contains certain provisions entitling Mr. A. Cozzi to severance benefits in the event Mr. A. Cozzi is terminated (or voluntarily terminates his employment) after a "change in control" of the Company, or Mr. A. Cozzi is otherwise terminated without "cause" (each as defined in the Cozzi Employment Agreement). In either such event, the Cozzi Employment Agreement provides that Mr. Cozzi will be entitled to receive a cash payment equal to: (i) any accrued but unpaid salary, pro-rated bonus, pro-rated vacation and any other amounts accrued but unpaid at the time of termination; and (ii) a lump-sum payment equal to the product of (x) one twelfth of the greater of: (a) Mr. A. Cozzi's then-current salary and annual cash bonus, or (b) the highest total annual cash compensation earned in any one of the previous three calendar years, in each case, multiplied by (y) the number of months in the "Pay-out Period." For purposes of the Cozzi Employment Agreement, the Pay-out Period means thirty (30) months, less the number of full months elapsed since July 1, 2001, but in no event less than eighteen (18) months.

         The Employment Agreement, dated December 1, 1997, as amended (the "F. Cozzi Employment Agreement"), between Mr. F. Cozzi and the Company, is substantially identical to the Cozzi Employment Agreement (including an annual base salary of not less than $425,000), except that the "Pay-out Period" set forth in the F. Cozzi Employment Agreement is defined as twenty-four (24) months, less the number of full months elapsed since July 1, 2001, but in no event less than twelve (12) months.

         The Employment Agreement, dated April 1, 2000, as amended (the "Tryon Employment Agreement") between Mr. Tryon and the Company has a term of three years, which term is automatically extended at the end of each year for one additional year (thereby increasing the term to three (3) years) unless either Mr. Tryon or the Company elect prior to such anniversary not to extend the term. The Tryon Employment Agreement, as amended, provides for an annual base salary of $345,000, plus a cash bonus in such amount as may be determined in the discretion of the Company's Board of Directors. The Tryon Employment Agreement also contains provisions entitling Mr. Tryon to severance benefits in the event Mr. Tryon is terminated following a "change of control" or, in the event Mr. Tryon is otherwise terminated without "cause" (each as defined in the Tryon Employment Agreement). In either such event, the Tryon Employment Agreement provides that Mr. Tryon will be entitled to receive a cash payment equal to: (i) any accrued but unpaid salary, pro-rated bonus, pro-rated vacation and any other amount accrued but unpaid as of the Date of Termination; and (ii) $250,000.

         The Employment Agreement, dated August 27, 1997, as amended (the "Proler Employment Agreement") between the Company and Mr. Proler extends through August 26, 2003, unless earlier terminated for "cause" (as defined therein). The Proler Employment Agreement, as amended, provides for a minimum base salary of $300,000 and a minimum guaranteed bonus of 25% of the base salary. The Proler Employment Agreement also contains provisions entitling Mr. Proler to severance benefits following a "change of control" or, in the event of his termination other than for "cause" (each as defined in the Proler Employment Agreement). In either such event, Mr. Proler would be entitled to, among other benefits, a lump sum payment equal to his annual base salary for the balance of the term, plus a prorated bonus for the year in which the change of control or termination event occurs.

         The Employment Agreement, dated November 30, 1998, as amended (the "Snyder Employment Agreement") between the Company and Larry S. Snyder contains an initial term of five years, which term is automatically extended for one (1) additional year as of the third anniversary thereof and each subsequent anniversary (thereby increasing the term to three (3) years), unless either Mr. Snyder or the Company elects prior to any such anniversary not to extend the term. The Snyder Employment Agreement, as amended, provides for a base salary of $325,000, plus a cash bonus subject to the discretion of the Board of Directors. The Snyder Employment Agreement also contains provisions entitling Mr. Snyder to severance benefits in the event Mr. Snyder is terminated (or voluntarily terminates his employment) after a "change of control" or without "cause" (each as is defined in the Snyder Employment Agreement). In either such event, the Snyder Employment Agreement provides that Mr. Snyder will be entitled to receive a cash payment equal to: (i) any accrued but unpaid salary, pro-rated bonus, prorated vacation and any other amounts accrued but unpaid at the time of termination; and (ii) a lump-sum payment equal to the product of (x) one twelfth of the greater of: (a) Mr. Snyder's then current salary and annual cash bonus, or (b) the highest total annual cash compensation earned in any one of the previous three (3) calendar years, in each case, multiplied by (y) the number of months in the "Pay-out Period". For the purposes of the Snyder Employment Agreement, the Pay-Out Period means twenty-four (24) months, less the number of full months elapsed since July 1, 2001, but in no event less than twelve (12) months.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee was comprised of Kenneth A. Merlau, Timothy
T. Orlowski and Governor James R. Thompson for the fiscal year ended March 31, 2001. Mr. Merlau served as a director of the Company until his resignation as of June 29, 2001 and as an Executive Vice President of the Company from November 1998 through May 1999. Mr. Orlowski and Governor Thompson served as directors of the Company until their resignations as of June 29, 2001. Neither Mr. Orlowski nor Governor Thompson is a former officer or employee of the Company. There were no interlocks or relationships requiring disclosure under applicable Securities and Exchange Commission rules.

         COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION FOR FISCAL 2001

         In establishing and monitoring executive compensation, the Executive Compensation Committee of the Board of Directors (the "Compensation Committee") generally focuses on the Company's mission to continually improve its position in the scrap metals industry. The policy on executive compensation of the Company is intended to enable the Company to attract, retain and motivate highly qualified executives which the Compensation Committee believes is vital to the achievement of the Company's business objectives.

         The Compensation Committee is responsible for evaluating the compensation levels of the Company's Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer and certain other executives. It is also responsible for establishing general compensation practices to be applied to other employees of the Company.

         The compensation of each executive officer of the Company, including that of Mr. A. Cozzi and Mr. Tryon, is comprised of three elements: (i) base salary; (ii) annual bonus; and (iii) incentive compensation, including grants of stock options and restricted stock. Overall executive compensation levels are established based on the Compensation Committee's evaluation of compensation levels paid by companies operating in similar industries to the Company. Adjustment to compensation of executive officers are made based on market factors as well as each individual's contribution to the Company.

         Although in prior fiscal years, awards of stock options or restricted stock grants had formed an important component of the Company's incentive compensation program, in the fiscal year ended March 31, 2001, a year in which the Company filed for Chapter 11 bankruptcy protection, this type of equity compensation award was not deemed appropriate by the Compensation Committee. As a consequence, all incentive compensation to executives in fiscal 2001 was in the form of cash bonuses, and was designed principally to ensure the continued services of key executives during extremely difficult market conditions. The bonus compensation of Mr. A. Cozzi and Mr. Tryon in fiscal 2001 were $116,875 and $55,000, respectively. At no point did the Company's Board of Directors modify or reject in any material way any action or recommendation of the Compensation Committee.

         As a result of the emergence by the Company from bankruptcy on June 29, 2001 and the appointment of four new Outside Directors, and Mr. A. Cozzi to serve as members of the reorganized Company's Board of Directors, the entire composition to the Compensation Committee has been changed for the current fiscal year. As a result, the Company and its Compensation Committee is in the process of conducting a comprehensive review of its compensation practices and policies during fiscal 2002. It is possible that such a review will materially change the Company's executive compensation practices and policies.

         Section 162 (m) of the Internal Revenue Code of 1986, as amended, limits the Company's deduction for compensation paid to the Chief Executive Officer and the four other most highly compensated executive officers of the Company to $1 million unless certain requirements are met. The policy of the Company and the Compensation Committee is to establish and maintain a compensation program which will optimize deductibility of compensation. The Company, however, reserves the right to authorize compensation which may not be fully deductible by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of our Old Common Stock as of June 15, 2001 by: (i) the directors, the chief executive officer and each of the named executive officers in the Summary Compensation Table and (ii) all officers and directors as a group. The Company's Old Common Stock was cancelled effective as of June 29, 2001 and the Company is in the process of issuing New Common Stock in accordance with the Plan. Substantially all (99%) of the New Common Stock will be issued to the Company's pre-petition creditors, with only 1% reserved for issuance to the holders of the Company's Old Common Stock and Series B and Series C preferred stock. If all shares of New Common Stock had been issued in accordance with the Plan, all of our directors and officers as of June 15, 2001 would beneficially own in the aggregate less than 1% of the New Common Stock.

                                                          NUMBER OF         PERCENT OF
NAME OF BENEFICIAL OWNER (1)                               SHARES         TOTAL SHARES
----------------------------                               ------         ------------
Albert A. Cozzi                                          6,607,189 (2)      10.4%
    500 North Dearborn St.
    Chicago, IL 60610

Frank J. Cozzi                                           5,112,824 (3)       8.1
    500 North Dearborn St.
    Chicago, IL 60610

William T. Proler                                          572,300 (4)        *

Michael W. Tryon                                            71,000 (5)        *

Larry S. Snyder                                             90,499 (6)        *

Daniel W. Dienst                                                 -            *

John T. DiLacqua                                                 -            *

Kevin P. McGuinness                                              -            *

Harold J. Rouster                                                -            *

All current officers and directors                      12,789,739 (7)      19.8
   as a group (15 persons)

--------------

* Less than 1%

(1) Unless disclosed in the notes below, the persons named in the table have sole voting and investment power with respect to all shares of Old Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Includes options to purchase 75,000 shares of Old Common Stock and warrants to purchase 755,172 shares of Old Common Stock.

(3) Includes options to purchase 75,000 shares of Old Common Stock and warrants to purchase 582,760 shares of Old Common Stock.

(4) Includes options to purchase 75,000 shares of Old Common Stock and warrants to purchase 138,125 shares of Old Common Stock.

(5)      Includes options to purchase 50,000 shares of Old Common Stock.

(6)      Includes options to purchase 82,499 shares of Old Common Stock.

(7) Includes options and warrants to purchase 2,106,054 shares of Old Common Stock.


ITEM 13.  CERTAIN RELATED TRANSACTIONS

         In our Chapter 11 proceedings, the Official Committee of Unsecured Creditors were represented by CIBC, a company in which Daniel W. Dienst, a director of the Company, is a Managing Director. In fiscal 2001, we paid CIBC $447,985 for services provided to the Official Committee of Unsecured Creditors.

         MTLM Midwest purchases scrap metals from Arlington Metals Corporation, a company in which Timothy T. Orlowski, a former director, is an officer. During fiscal 2001, MTLM-Midwest purchased approximately $750,000 of scrap metals from Arlington Metals Corporation. The purchases from Arlington Metals Corporation were based on the market value of metals acquired.

         MTLM-Northeast leases property from 303 Doremus Ave. L.P., a limited partnership in which Andrew J. Naporano, a former director, has a 21% interest. MTLM-Northeast paid 303 Doremus Ave. L.P. approximately $240,000 in rent during fiscal 2001.

         We utilize certain printing services of Minute Man Printing, a company owned by an immediate family member of Frank J. Cozzi. We paid Minute Man Printing approximately $205,000 for these services during fiscal 2001.

         We utilize legal services from Winston & Strawn, a firm in which James
R. Thompson, a former director, is the Chairman and Chief Executive Officer. During fiscal 2001, we were billed approximately $104,000 by Winston & Strawn for such legal services.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois on November 1, 2001 .

                                        METAL MANAGEMENT, INC.

                                        By: /s/ ALBERT A. COZZI
                                            ------------------------------------
                                                 Albert A. Cozzi
                                                 Chairman of the Board and
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 1, 2001.

            SIGNATURE                                                         TITLE
            ---------                                                         -----

/s/ ALBERT A. COZZI                                                    Director, Chairman of the
--------------------------------------------                           Board and Chief Executive
         Albert A. Cozzi                                               Officer (Principal Executive Officer)


/s/ MICHAEL W. TRYON                                                   President and
--------------------------------------------                           Chief Operating Officer
         Michael W. Tryon


/s/ DANIEL W. DIENST                                                   Director
--------------------------------------------
         Daniel W. Dienst


/s/ JOHN T. DILACQUA                                                   Director
--------------------------------------------
         John T. DiLacqua


/s/ KEVIN P. MCGUINNESS                                                Director
--------------------------------------------
         Kevin P. McGuinness


/s/ HAROLD J. ROUSTER                                                  Director
--------------------------------------------
         Harold J. Rouster


/s/ ROBERT C. LARRY                                                    Executive Vice President, Finance
--------------------------------------------                           and Chief Financial Officer
         Robert C. Larry                                               (Principal Financial Officer)


/s/ AMIT N. PATEL                                                      Vice President, Finance and Controller
--------------------------------------------                           (Principal Accounting Officer)
         Amit N. Patel