Form 10-Q
period 2001-12-31
METAL MANAGEMENT INC
filed 2002-02-14
CIK 795665

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _

    As of December 31, 2001, the Registrant had 8,939,753 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I:     FINANCIAL INFORMATION
ITEM 1:     Financial Statements
            Consolidated Balance Sheets -- December 31, 2001
            (Reorganized Company) and March 31, 2001 (Predecessor
            Company) (unaudited)                                              1
            Consolidated Statements of Operations -- three and six
            months ended December 31, 2001 (Reorganized Company), three months ended December 31, 2000 and June 30, 2001 and nine
            months ended December 31, 2000 (Predecessor Company)
            (unaudited)                                                       2
            Consolidated Statements of Cash Flows -- six months ended
            December 31, 2001 (Reorganized Company), three months ended
            June 30, 2001 and nine months ended December 31, 2000
            (Predecessor Company) (unaudited)                                 3
            Consolidated Statements of Stockholders' Equity -- six
            months ended December 31, 2001 (Reorganized Company) and
            three months ended June 30, 2001 (Predecessor Company)
            (unaudited)                                                       4
            Notes to Consolidated Financial Statements (unaudited)            5
ITEM 2:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        15
ITEM 3:     Quantitative and Qualitative Disclosures about Market Risk       24
PART II:    OTHER INFORMATION
ITEM 2:     Changes in Securities                                            25
ITEM 5:     Other Information                                                25
ITEM 6:     Exhibits and Reports on Form 8-K                                 25
            Signatures                                                       26
            Exhibit Index                                                    27

PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                                   REORGANIZED    |   PREDECESSOR
                                                                     COMPANY      |     COMPANY
                                                                DECEMBER 31, 2001 |  MARCH 31, 2001
                                                                ----------------- |  --------------
                                                                                  |
                           ASSETS                                                 |
Current assets:                                                                   |
     Cash and cash equivalents                                      $  1,058      |    $   1,428
     Accounts receivable, net                                         47,556      |       79,607
     Inventories (Note 6)                                             45,497      |       39,773
     Prepaid expenses and other assets                                10,907      |       11,394
                                                                    --------      |    ---------
       Total current assets                                          105,018      |      132,202
                                                                                  |
Property and equipment, net                                          132,575      |      148,083
Goodwill (Note 3)                                                     15,461      |            0
Deferred financing costs, net                                          1,236      |        2,204
Other assets                                                           1,506      |        2,303
                                                                    --------      |    ---------
                         TOTAL ASSETS                               $255,796      |    $ 284,792
                                                                    ========      |    =========
                                                                                  |
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                             |
Current liabilities:                                                              |
     Current portion of long-term debt (Note 7)                     $  2,707      |    $   2,444
     Accounts payable                                                 33,903      |       37,927
     Accrued interest                                                    764      |        4,149
     Other accrued liabilities                                        13,853      |       10,610
                                                                    --------      |    ---------
       Total current liabilities                                      51,227      |       55,130
                                                                                  |
Long-term debt, less current portion (Note 7)                        142,924      |      150,533
Other liabilities                                                      4,001      |        2,152
                                                                    --------      |    ---------
                      TOTAL LONG-TERM LIABILITIES                    146,925      |      152,685
Liabilities subject to compromise                                          0      |      220,234
                                                                                  |
Stockholders' equity (deficit): (Note 9)                                          |
     Convertible Preferred Stock:                                                 |
          Series B                                                         0      |          815
          Series C                                                         0      |        5,100
     Common Stock                                                         89      |          542
     Warrants                                                            377      |       40,428
     New common equity -- issuable                                     7,969      |            0
     Additional paid-in-capital                                       57,605      |      271,319
     Accumulated deficit                                              (8,396)     |     (461,461)
                                                                    --------      |    ---------
                 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 57,644      |     (143,257)
                                                                    --------      |    ---------
                    TOTAL LIABILITIES AND STOCKHOLDERS'                           |
                      EQUITY                                        $255,796      |    $ 284,792
                                                                    ========      |    =========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                            REORGANIZED COMPANY     |            PREDECESSOR COMPANY
                                        --------------------------- | ------------------------------------------
                                        THREE MONTHS   SIX MONTHS   | THREE MONTHS   THREE MONTHS   NINE MONTHS
                                             ENDED          ENDED   |      ENDED          ENDED          ENDED
                                        DECEMBER 31,   DECEMBER 31, | DECEMBER 31,     JUNE 30,     DECEMBER 31,
                                              2001           2001   |       2000           2001           2000
                                          --------       --------   |  ---------       --------      ---------
                                                                    |
NET SALES                                 $141,265       $298,243   |  $ 154,780       $166,268      $ 610,463
Cost of sales                              125,921        265,285   |    149,103        149,216        563,269
                                          --------       --------   |  ---------       --------      ---------
Gross profit                                15,344         32,958   |      5,677         17,052         47,194
OPERATING EXPENSES:                                                 |
  General and administrative                10,860         22,272   |     13,440         11,686         43,682
  Depreciation and amortization              4,507          9,110   |      4,846          4,718         18,459
  Goodwill impairment charge (Note 4)            0              0   |    280,132              0        280,132
  Non-cash and non-recurring expense                                |
    (Note 5)                                 3,100          3,100   |       (211)         1,941          2,639
                                          --------       --------   |  ---------       --------      ---------
Total operating expenses                    18,467         34,482   |    298,207         18,345        344,912
                                          --------       --------   |  ---------       --------      ---------
Operating loss                              (3,123)        (1,524)  |   (292,530)        (1,293)      (297,718)
OTHER INCOME (EXPENSE):                                             |
  Interest expense                           3,002          6,391   |      7,850          5,169         28,853
  Other income (expense), net                  (78)           (24)  |       (873)            55         (1,320)
                                          --------       --------   |  ---------       --------      ---------
Loss before reorganization costs,                                   |
  income taxes, cumulative effect of                                |
  change in accounting principle and                                |
  extraordinary gain                        (6,203)        (7,939)  |   (301,253)        (6,407)      (327,891)
Reorganization costs (Note 2)                  202            457   |     10,670         10,347         10,670
                                          --------       --------   |  ---------       --------      ---------
Loss before income taxes, cumulative                                |
  effect of change in accounting                                    |
  principle and extraordinary gain          (6,405)        (8,396)  |   (311,923)       (16,754)      (338,561)
Provision for income taxes                       0              0   |          0              0          8,291
                                          --------       --------   |  ---------       --------      ---------
Loss before cumulative effect of                                    |
  change in accounting principle and                                |
  extraordinary gain                        (6,405)        (8,396)  |   (311,923)       (16,754)      (346,852)
Cumulative effect of change in                                      |
  accounting principle (Note 1)                  0              0   |          0           (358)             0
Extraordinary gain (Note 3)                      0              0   |          0        145,711              0
                                          --------       --------   |  ---------       --------      ---------
NET INCOME (LOSS)                           (6,405)        (8,396)  |   (311,923)       128,599       (346,852)
Preferred stock dividends                        0              0   |         62              0            295
                                          --------       --------   |  ---------       --------      ---------
NET INCOME (LOSS) APPLICABLE TO COMMON                              |
  STOCK                                   $ (6,405)      $ (8,396)  |  $(311,985)      $128,599      $(347,147)
                                          ========       ========   |  =========       ========      =========
NET INCOME (LOSS) PER SHARE, BASIC AND                              |
  DILUTED:                                                          |
  Loss before cumulative effect of                                  |
    change in accounting principle and                              |
    extraordinary gain                    $  (0.63)      $  (0.83)  |  $   (5.20)      $  (0.27)     $   (5.93)
  Cumulative effect of change in                                    |
    accounting principle                      0.00           0.00   |       0.00          (0.01)          0.00
  Extraordinary gain                          0.00           0.00   |       0.00           2.36           0.00
                                          --------       --------   |  ---------       --------      ---------
       Net income (loss) per share,                                 |
         basic and diluted                $  (0.63)      $  (0.83)  |  $   (5.20)      $   2.08      $   (5.93)
                                          ========       ========   |  =========       ========      =========
Shares used in computation of basic                                 |
  and diluted loss per share                10,161         10,099   |     60,021         61,731         58,569
                                          ========       ========   |  =========       ========      =========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                        REORGANIZED    |
                                                          COMPANY      |         PREDECESSOR COMPANY
                                                     ----------------- |  ----------------------------------
                                                        SIX MONTHS     |  THREE MONTHS        NINE MONTHS
                                                           ENDED       |      ENDED              ENDED
                                                     DECEMBER 31, 2001 |  JUNE 30, 2001    DECEMBER 31, 2000
                                                     ----------------- |  -------------    -----------------
                                                                       |
CASH FLOWS FROM OPERATING ACTIVITIES:                                  |
Net income (loss)                                        $  (8,396)    |    $128,599           $(346,852)
Adjustments to reconcile net income (loss) to                          |
  cash flows from operating activities:                                |
     Depreciation and amortization                           9,110     |       4,718              18,459
     Deferred income taxes                                       0     |           0               8,291
     Amortization of debt issuance costs and bond                      |
       discount                                                352     |       1,359               2,402
     Goodwill impairment charge                                  0     |           0             280,132
     Non-cash and non-recurring expense                      3,100     |       1,941               2,639
     Non-cash reorganization expenses                            0     |       3,469               9,044
     Extraordinary gain                                          0     |    (145,711)                  0
     Cumulative effect of change in accounting                         |
       principle                                                 0     |         358                   0
     Provision for bad debt                                    718     |       1,058               5,006
     Other                                                     253     |        (237)              1,854
Changes in assets and liabilities:                                     |
     Accounts and notes receivable                          24,393     |       5,141              74,134
     Inventories                                            (3,975)    |      (1,749)             30,782
     Accounts payable                                      (16,947)    |       9,200             (16,278)
     Other                                                  (2,056)    |       3,856              (1,646)
                                                         ---------     |    --------           ---------
Net cash provided by operating activities                    6,552     |      12,002              67,967
CASH FLOWS USED IN INVESTING ACTIVITIES:                               |
  Purchases of property and equipment                       (2,074)    |      (1,392)             (8,812)
  Proceeds from sale of property and equipment                 452     |       1,141               1,111
  Other                                                       (100)    |        (128)               (124)
                                                         ---------     |    --------           ---------
Net cash used in investing activities                       (1,722)    |        (379)             (7,825)
CASH FLOWS USED IN FINANCING ACTIVITIES:                               |
  Issuances of long-term debt                              323,245     |     111,627             638,492
  Repayments of long-term debt                            (327,618)    |        (615)           (808,631)
  Borrowings (repayments) on DIP Agreement, net                  0     |    (121,666)            115,094
  Fees paid to issue long-term debt                           (457)    |      (1,339)             (4,148)
  Repurchase of common stock                                     0     |           0                 (67)
                                                         ---------     |    --------           ---------
Net cash used in financing activities                       (4,830)    |     (11,993)            (59,260)
                                                         ---------     |    --------           ---------
Net increase (decrease) in cash and cash                               |
  equivalents                                                    0     |        (370)                882
Cash and cash equivalents at beginning of period             1,058     |       1,428               1,396
                                                         ---------     |    --------           ---------
Cash and cash equivalents at end of period               $   1,058     |    $  1,058           $   2,278
                                                         =========     |    ========           =========
SUPPLEMENTAL CASH FLOW INFORMATION:                                    |
Interest paid                                            $   5,321     |    $  3,905           $  23,066

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                           (unaudited, in thousands)

                                                                                 NEW
                                  PREFERRED STOCK                              COMMON      ADDITIONAL
                                --------------------    COMMON                EQUITY --     PAID-IN-     ACCUMULATED
                                SERIES B    SERIES C    STOCK     WARRANTS    ISSUABLE      CAPITAL        DEFICIT        TOTAL
                                --------    --------    ------    --------    ---------    ----------    -----------      -----
BALANCE AT MARCH 31, 2001
  (PREDECESSOR COMPANY)          $ 815      $ 5,100     $ 542     $ 40,428    $      0     $ 271,319      $(461,461)    $(143,257)

Net issuances of common
  stock                              0            0        17            0           0           (17)             0             0

Net loss before
  reorganization adjustments
  and fresh start
  adjustments                        0            0         0            0           0             0        (16,193)      (16,193)

Reorganization adjustments        (815)      (5,100)     (559)     (40,428)     65,000      (270,999)       477,654       224,753

Fresh start adjustments              0            0         0            0           0          (303)             0          (303)
                                 -----      -------     -----     --------    --------     ---------      ---------     ---------
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2001
  (REORGANIZED COMPANY)              0            0         0            0      65,000             0              0        65,000

Distribution of Common Stock
  in accordance with the
  Plan                               0            0        87          377     (57,031)       56,567              0             0

Conversion of payable into
  Common Stock                       0            0         2            0           0         1,047              0         1,049

Other                                0            0         0            0           0            (9)             0            (9)

Net loss                             0            0         0            0           0             0         (8,396)       (8,396)
                                 -----      -------     -----     --------    --------     ---------      ---------     ---------

BALANCE AT DECEMBER 31, 2001
  (REORGANIZED COMPANY)          $   0      $     0     $  89     $    377    $  7,969     $  57,605      $  (8,396)    $  57,644
                                 =====      =======     =====     ========    ========     =========      =========     =========

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

New Accounting Pronouncements

     Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedges" (as amended). SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The Company utilizes futures and forward contracts to hedge its net position in certain non-ferrous metals and does not use futures and forward contracts for trading purposes. The Company has classified its investment in these contracts as speculative under the provisions of SFAS No. 133. As a result, the Company marked its open futures and forwards contracts to market at April 1, 2001. The cumulative effect of adopting SFAS No. 133 resulted in an after-tax decrease in net earnings of $0.4 million at April 1, 2001. Management believes that the changes in fair value of these instruments will not significantly impact the results of operations or financial position of the Company.

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

     The following unaudited pro forma information presents a summary of the consolidated statements of operations for the nine months ended December 31, 2000 assuming that SFAS No. 142 was adopted on April 1, 2000. The adoption of SFAS No. 142 did not impact the Company's consolidated statement of operations for the three months ended June 30, 2001, the three months ended December 31, 2000 and the three and six months ended December 31, 2001 as no goodwill amortization expense was recognized (in thousands, except per share amounts):

                                                                   NINE MONTHS ENDED
                                                                   DECEMBER 31, 2000
                                                                ------------------------
                                                                   AS
                                                                REPORTED       PRO FORMA
                                                                --------       ---------
Loss before cumulative effect of change in accounting
  principle and extraordinary gain                              $(346,852)     $(343,205)
Net loss applicable to common stock                             $(347,147)     $(343,500)
Loss per share, basic and diluted:
Loss before cumulative effect of change in accounting
  principle and extraordinary gain                              $   (5.93)     $   (5.86)
                                                                =========      =========
Net loss applicable to common stock                             $   (5.93)     $   (5.86)
                                                                =========      =========

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

Reorganization (the "Plan") pursuant to Chapter 11 of the Bankruptcy Code on May 4, 2001. The Bankruptcy Court confirmed the Plan which became effective on June 29, 2001 (the "Effective Date"). On the Effective Date, the Company entered into a new two year, $150 million credit agreement with its lenders (see Note
7 -- Long-term Debt).

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

     - Impaired Unsecured Claims ("Class 6 Claims") -- the holders of the Predecessor Company's $180 million par amount, 10% Senior Subordinated Notes due May 2008 (the "Subordinated Notes") and the holders of the Predecessor Company's general trade claims who elected (or are otherwise deemed under the Plan to have elected) on their ballot to be treated as an allowed Class 6 Claim, will receive a total of 9,900,000 shares of Common Stock. As of December 31, 2001, 8,692,009 shares of Common Stock has been issued to holders of allowed Class 6 Claims. The initial distribution of Common Stock on account of Class 6 Claims was based on an estimate of total Class 6 Claims. Class 6 Claims in the initial distribution was comprised of resolved claims and reserves for unresolved claims. The Company has filed objections with the Bankruptcy Court related to unresolved claims. Additional distributions of Common Stock will be made after the unresolved claims are either resolved through agreement of the parties or by a final order of the Bankruptcy Court.

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

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 2 -- REORGANIZATION UNDER CHAPTER 11 -- (CONTINUED)

     Reorganization costs directly associated with the Chapter 11 proceedings for the six months ended December 31, 2001 and the three months ended June 30, 2001 are as follows (in thousands):

                                                         REORGANIZED     |  PREDECESSOR
                                                           COMPANY       |    COMPANY
                                                         SIX MONTHS      | THREE MONTHS
                                                            ENDED        |     ENDED
                                                      DECEMBER 31, 2001  | JUNE 30, 2001
                                                      -----------------  | -------------
                                                                         |
Professional fees                                           $151         |    $ 6,838
Liability for rejected contracts and settlements             154         |      2,445
Fresh-start adjustments                                        0         |        919
Other                                                        152         |        145
                                                            ----         |    -------
                                                            $457         |    $10,347
                                                            ====         |    =======

     Professional fees recognized during the three months ended June 30, 2001 include restructuring success fees payable to two firms aggregating $4.7 million. The restructuring success fees were paid as follows: i) $2.05 million in cash, ii) $1.60 million through the issuance of a 10% note payable due December 31, 2002, convertible into Common Stock at $6.46 per share, and iii) $1.05 million paid through the issuance of 161,538 shares of Common Stock (at $6.50 per share).

     Rejected contracts and settlement charges represent amounts recorded for additional allowable claims under rejected employment contracts and settlements reached on existing claims. Fresh-start adjustments represent the net impact of adjustments to state recorded assets and liabilities at their fair values.

     Although the Company has emerged from Chapter 11 bankruptcy, reorganization costs are still being incurred for professional fees, U.S. Trustee fees and for settlements related to resolving all claims filed against the Predecessor Company.

NOTE 3 -- FRESH-START REPORTING

     As previously discussed, the unaudited consolidated financial statements reflect the use of fresh-start reporting as required by SOP 90-7. Under fresh-start reporting, the Company's assets and liabilities were adjusted to fair values and a reorganization value for the entity was determined by the Company based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization as determined by the Company's investment advisors. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets of the Reorganized Company, was $15.5 million. In accordance with SFAS No. 142, this amount is reported as "Goodwill" in the unaudited consolidated financial statements and is not being amortized. This amount will be evaluated annually for potential impairment during the Company's fourth fiscal quarter and an impairment charge could result if the fair value of the Company is determined to be below the reorganization value.

     The reorganization value of $65 million for the equity of the Reorganized Company was based on the consideration of many factors and various valuation methods, including a discounted cash flow analysis using projected financial information, selected publicly traded company market multiples of certain companies operating businesses viewed to be similar to that of the Company, and other applicable ratios and valuation techniques believed by the Company and its financial advisor during the Chapter 11 proceedings, to be representative of the Company's business and industry.

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

     The following summarizes the effects of fresh-start reporting on the Company's consolidated balance sheet as of June 30, 2001 (in thousands):

                                                PREDECESSOR                                                REORGANIZED
                 (UNAUDITED)                      COMPANY     REORGANIZATION   FRESH START                   COMPANY
                                                  6/30/01      ADJUSTMENTS     ADJUSTMENTS      NOTES        6/30/01
                                                -----------   --------------   -----------      -----      -----------
                    ASSETS
Current assets................................   $ 128,099                                                  $128,099
Property and equipment, net...................     142,883                                                   142,883
Deferred financing costs, net.................       1,175            (35)                   (a,b)             1,140
Goodwill......................................           0         15,148           313      (i)              15,461
Other assets..................................       2,038                         (103)     (g)               1,935
                                                 ---------      ---------         -----                     --------
      TOTAL ASSETS............................   $ 274,195      $  15,113         $ 210                     $289,518
                                                 =========      =========         =====                     ========
               LIABILITIES AND
             STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...........   $   1,980                                                  $  1,980
  Accounts payable............................      50,442          1,339                    (c)              51,781
  Accrued interest............................       4,053         (3,963)                   (b)                  90
  Other accrued liabilities...................      19,554                                                    19,554
                                                 ---------      ---------         -----                     --------
      Total current liabilities...............      76,029         (2,624)                                    73,405
Long-term debt, less current portion:
  DIP Agreement...............................     110,455       (110,455)                   (a)                   0
  Junior Secured Notes........................      27,983        (27,983)                   (b)                   0
  Credit Agreement............................           0        111,595                    (a)             111,595
  New Notes...................................           0         33,963                    (b)              33,963
  Other debt..................................         897                                                       897
Other liabilities.............................       2,645          1,500           513      (e,g)             4,658
                                                 ---------      ---------         -----                     --------
      Total long-term liabilities.............     141,980          8,620           513                      151,113
Liabilities subject to compromise.............     215,636       (215,636)                   (c,d,e)               0
Stockholders' equity (deficit):
Series B convertible preferred stock..........         815           (815)                   (f)                   0
Series C convertible preferred stock..........       5,100         (5,100)                   (f)                   0
Common stock..................................         559           (559)                   (f)                   0
Warrants......................................      40,428        (40,428)                   (f)                   0
New common equity -- issuable.................           0         65,000                    (d,f)            65,000
Additional paid-in-capital....................     271,302       (270,999)         (303)     (f,g)                 0
Accumulated deficit...........................    (477,654)       477,654             0      (b,d,e,g,h)           0
                                                 ---------      ---------         -----                     --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)....    (159,450)       224,753          (303)                      65,000
                                                 ---------      ---------         -----                     --------
      TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY...............................   $ 274,195      $  15,113         $ 210                     $289,518
                                                 =========      =========         =====                     ========

---------------
NOTES:

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

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- FRESH-START REPORTING -- (CONTINUED)

(b) Reflects the exchange of the Junior Secured Notes for the New Notes in an amount equal to the par amount of the Junior Secured Notes plus unpaid and accrued interest, the write-off of $2.0 million of unamortized discount on the Junior Secured Notes and the write-off of $1.2 million of unamortized deferred financing costs on the Junior Secured Notes.
(c) Reflects the reclassification of cure payments and convenience class payments to be paid in cash under the Plan.
(d) Reflects the conversion of all of the Company's obligations under its Subordinated Notes and other unsecured debt into 9,900,000 shares of Common Stock. The $145.4 million excess of obligations eliminated over the fair value of Common Stock issued to Class 6 creditors is included in the extraordinary gain of $145.7 million recognized in the three months ended June 30, 2001.
(e) Reflects the conversion of $5.0 million of unsecured claims into a 4 year, non-interest bearing payable for those creditors who have elected not to receive Common Stock. In accordance with the Plan, the non-interest bearing payable represents 30% of the original claim and is recorded at its present value. The $3.5 million excess of the obligations eliminated over the fair value of the non-interest bearing payable is included in the extraordinary gain of $145.7 million recognized in the three months ended June 30, 2001.
(f) Reflects the cancellation of the Predecessor Company's convertible preferred stock, common stock and warrants to purchase common stock and the issuance of 100,000 shares of Common Stock and warrants to purchase 750,000 shares of Common Stock to the shareholders of the Predecessor Company.
(g) Reflects the adjustment of pension assets and liabilities to fair value.
(h) Reflects the elimination of the accumulated deficit as of June 30, 2001.
(i) Reflects the establishment of Goodwill representing the excess of the reorganization value over the aggregate fair value of the Company's tangible and identifiable intangible assets.

NOTE 4 -- CHANGE IN ACCOUNTING POLICY

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

NOTE 5 -- NON-CASH AND NON-RECURRING EXPENSES

     During the three months ended December 31, 2001, the Company completed an evaluation of the economic viability of certain of its operations considering the current adverse market conditions and the outlook for a return to historical operating levels. As a result, management has implemented a plan to dispose of a facility and has begun a wind-down of its operations. Non-cash and non-recurring expense includes a $3.1 million asset impairment charge related to this decision recorded in the three month period ended December 31, 2001. During the three months ended June 30, 2001, the Company recognized a $1.9 million asset impairment charge related to excess equipment to be disposed of or otherwise abandoned.

     At December 31, 2001, $5.5 million of property and equipment is classified as "held for sale" and is reported in prepaid expenses and other assets.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 5 -- NON-CASH AND NON-RECURRING EXPENSES -- (CONTINUED)

     During the nine months ended December 31, 2000, the Company recognized a $2.6 million asset impairment charge related to a promissory note, including accrued interest, received by the Company in conjunction with the sale of its former Superior Forge, Inc. subsidiary.

NOTE 6 -- INVENTORIES

     Inventories are stated at average cost which approximates market value. Inventories consisted of the following categories (in thousands):

                                                        REORGANIZED    |   PREDECESSOR
                                                          COMPANY      |     COMPANY
                                                     DECEMBER 31, 2001 |  MARCH 31, 2001
                                                     ----------------- |  --------------
                                                                       |
Ferrous metals                                            $24,416      |     $20,685
Non-ferrous metals                                         19,356      |      18,050
Other                                                       1,725      |       1,038
                                                          -------      |     -------
                                                          $45,497      |     $39,773
                                                          =======      |     =======

NOTE 7 -- LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                        REORGANIZED    |   PREDECESSOR
                                                          COMPANY      |     COMPANY
                                                     DECEMBER 31, 2001 |  MARCH 31, 2001
                                                     ----------------- |  --------------
                                                                       |
Credit Agreement                                         $108,296      |     $      0
DIP Agreement                                                   0      |      121,666
12 3/4% New Notes                                          33,963      |            0
12 3/4% Junior Secured Notes                                    0      |       27,851
10% convertible note payable                                1,568      |            0
Other debt                                                  1,804      |        3,460
                                                         --------      |     --------
                                                          145,631      |      152,977
Less: current portion                                      (2,707)     |       (2,444)
                                                         --------      |     --------
                                                         $142,924      |     $150,533
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

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit as of December 31, 2001 of $36.3 million, which amortizes on a quarterly basis and under certain other conditions. In addition, as of December 31, 2001, supplemental availability of approximately $12.8 million is provided, subject to periodic amortization and other reductions. A security interest in

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 7 -- LONG-TERM DEBT -- (CONTINUED)

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

     The Company's ability to meet financial ratios and tests in the future may be affected by events beyond its control, including fluctuations in operating cash flows and working capital, and the timing of asset sales. While the Company currently expects to be in compliance with the covenants and satisfy the financial ratios and tests in the future, there can be no assurance that the Company will meet such financial ratios and tests or that it will be able to obtain future amendments or waivers to the Credit Agreement, if so needed, to avoid a default. In the event of a default, the lenders could elect to declare all amounts borrowed under the Credit Agreement to be due and payable.

Secured Notes

     On May 7, 1999, the Company issued $30 million par amount of Junior Secured Notes. The December 15, 2000 and June 15, 2001 semi-annual interest payments, totaling approximately $3.8 million, were not made in respect of the Junior Secured Notes as a result of the Chapter 11 proceedings. On the Effective Date, pursuant to the Plan, the Junior Secured Notes were exchanged for New Notes in a principal amount equal to the par amount of the Junior Secured Notes, plus approximately $4.0 million of accrued and unpaid interest up to the Effective Date. A second priority lien on substantially all of the Company's personal property, plant (to the extent it constitutes fixtures) and equipment has been pledged as collateral against the New Notes.

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

NOTE 7 -- LONG-TERM DEBT -- (CONTINUED)

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

NOTE 8 -- INCOME TAXES

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

NOTE 9 -- STOCKHOLDERS' EQUITY

     Pursuant to the Plan, the Company filed a Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State under which the authorized capital stock of the Company consists of 50,000,000 shares of Common Stock, par value $.01 per share and 2,000,000 shares of preferred stock, par value $.01 per share.

     In accordance with the Plan, all outstanding shares of the Predecessor Company's common stock, convertible preferred stock, and warrants and options to purchase common stock were cancelled as of the Effective Date. The Company has an application pending for its Common Stock and Series A Warrants to be listed on the National Market System (or Small Cap System) of the Nasdaq Stock Market, Inc. ("Nasdaq"). The Company's Common Stock and Series A Warrants currently trade on the Bulletin Board of Nasdaq's Over-the-Counter Market. No assurance can be made that the Company's Common Stock will qualify for listing on the National Market System or the Small Cap System. In particular, unless the Company's Common Stock begins to trade at $4.00 per share or higher, the Company will be unable to satisfy a key listing condition of Nasdaq (Small Cap). In such event, the Company may be required to suspend the listing application until a later date.

     As indicated in Note 2 -- Reorganization Under Chapter 11, the Company has not yet issued all 10,000,000 shares required to be distributed in accordance with the Plan. However, for purposes of these financial statements, all 10,000,000 shares are deemed to be issued and outstanding.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 10 -- INCOME (LOSS) PER COMMON SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1. In addition, although our financial statements have substantially changed as a result of the implementation of fresh-start reporting on June 29, 2001, the following should also be read in conjunction with the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2001.

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

     We have achieved a leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. In making acquisitions, we have focused on major metropolitan markets where prime industrial and obsolete scrap metal(automobiles, appliances and industrial equipment) is readily available and from where we believe we can better serve our customer base. In pursuing this strategy, we sought to acquire regional platform companies with strong operational management and a history of successful performance to serve as platforms into which subsequent acquisitions could be integrated. We believe that through the continued integration of our acquired businesses, we will be able to enhance our competitive position and profitability of the operations because of broader distribution channels, improved managerial and financial resources, greater purchasing power and increased economies of scale.

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

From December 28, 2000 to June 29, 2001, our Old Common Stock traded on the Bulletin Board of Nasdaq's Over-the-Counter Market. Our new common stock is traded on the Bulletin Board of Nasdaq's Over-the-Counter Market.

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

     - Impaired Unsecured Claims ("Class 6 Claims") -- the holders of the Subordinated Notes and the holders of the Predecessor Company's general trade claims who elected (or are otherwise deemed under the Plan to have elected) on their ballot to be treated as an allowed Class 6 Claim, will receive a total of 9,900,000 shares of Common Stock. As of December 31, 2001, we have issued 8,692,009 shares of Common Stock to holders of allowed Class 6 Claims. The initial distribution of Common Stock on account of Class 6 Claims was based on an estimate of Class 6 Claims. The estimate of total Class 6 Claims in the initial distribution was comprised of resolved claims and reserves for unresolved claims. We have filed objections with the Bankruptcy Court related to unresolved claims. Additional distributions of Common Stock will be made after the unresolved claims are either resolved through agreement of the parties or by a final order of the Bankruptcy Court.

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

     As of June 30, 2001, we adopted fresh-start reporting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Under fresh-start reporting, the reorganization fair value was allocated to our assets; our accumulated deficit was eliminated; our Series B and Series C convertible preferred stock, Old Common Stock, warrants and options, and Subordinated Notes were eliminated; and equity in the Reorganized Company was recorded.

     The reorganization value of $65 million for the equity of the Reorganized Company was based on the consideration of many factors and various valuation methods, including a discounted cash flow analysis using projected financial information, selected publicly traded company market multiples of certain companies operating businesses viewed to be similar to us, and other applicable ratios and valuation techniques that we, and our financial advisors during the Chapter 11 proceedings, believe to be representative of our business and industry.

     The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the valuation will be realized, and actual results could vary materially. Moreover, the value of our Common Stock may differ materially from the share value implied in the reorganization value.

     As a result of adopting SFAS No. 142 (see "Recent Accounting
Pronouncements"), the goodwill recognized in fresh-start reporting of $15.5 million will not be amortized, but will be reviewed annually for impairment. This amount will be evaluated annually for potential impairment and an impairment charge could result if the fair value of the Reorganized Company is determined to be below the reorganization value.

RESULTS OF OPERATIONS

     The unaudited consolidated financial statements after the Effective Date are those of a new reporting entity (the "Reorganized Company") and are not comparable to the pre-confirmation periods of the old reporting entity (the "Predecessor Company"). However, for purposes of this discussion, the Reorganized Company's results for the three months ended December 31, 2001 are compared to the Predecessor Company's results for the three months ended December 31, 2000. In addition, the Reorganized Company's results for the six months ended December 31, 2001 have been combined with the Predecessor Company's results for the three months ended June 30, 2001 (as summarized in the following table) and are compared to the Predecessor Company's results for the nine months ended December 31, 2000. Differences between periods due to fresh start accounting are explained when necessary.

      NINE MONTHS ENDED DECEMBER 31 (IN THOUSANDS)            2001        2000
      --------------------------------------------            ----        ----
Net sales                                                   $464,511    $ 610,463
Gross profit                                                  50,010       47,194
Operating expenses:
  General and administrative                                  33,958       43,682
  Depreciation and amortization                               13,828       18,459
  Non-cash and non-recurring expense                           5,041      282,771
Operating loss                                                (2,817)    (297,718)
Interest expense                                              11,560       28,853
Reorganization costs                                          10,804       10,670
Income taxes                                                       0        8,291
Cumulative effect of change in accounting principle             (358)           0
Extraordinary gain                                           145,711            0
Net income (loss) applicable to common stock                $120,203    $(347,147)

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

     Non-cash and non-recurring expenses represent impairments of long-lived assets to be disposed of, sold, or otherwise abandoned and the write-off of a promissory note received in connection with a business disposition.

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

     Consolidated net sales for the three months ended December 31, 2001 and 2000 in broad product categories were as follows (in thousands):

                                                   THREE MONTHS ENDED              THREE MONTHS ENDED
                                                        12/31/01                        12/31/00
                                              ----------------------------    ----------------------------
                COMMODITY                     WEIGHT     NET SALES     %      WEIGHT     NET SALES     %
                ---------                     ------     ---------     -      ------     ---------     -
Ferrous metals (tons)                             922    $ 87,332     61.8        923    $ 85,589     55.3
Non-ferrous metals (lbs)                      100,404      43,482     30.8    110,154      57,213     37.0
Brokerage -- ferrous (tons)                        62       6,277      4.5         46       4,510      2.9
Brokerage -- non-ferrous (lbs)                  4,789         907      0.6      7,400       3,482      2.2
Other                                                       3,267      2.3                  3,986      2.6
                                                         --------     ----               --------     ----
                                                         $141,265     100%               $154,780     100%
                                                         ========     ====               ========     ====

     Consolidated net sales for the nine months ended December 31, 2001 and 2000 in broad product categories were as follows (in thousands):

                                                   NINE MONTHS ENDED               NINE MONTHS ENDED
                                                        12/31/01                        12/31/00
                                              ----------------------------    ----------------------------
                COMMODITY                     WEIGHT     NET SALES     %      WEIGHT     NET SALES     %
                ---------                     ------     ---------     -      ------     ---------     -
Ferrous metals (tons)                           2,839    $269,261     58.0      3,197    $335,396     54.9
Non-ferrous metals (lbs)                      337,689     154,507     33.3    406,956     218,944     35.9
Brokerage -- ferrous (tons)                       257      25,622      5.5        260      27,899      4.6
Brokerage -- non-ferrous (lbs)                 14,555       5,002      1.1     31,914      14,700      2.4
Other                                                      10,119      2.1                 13,524      2.2
                                                         --------     ----               --------     ----
                                                         $464,511     100%               $610,463     100%
                                                         ========     ====               ========     ====

     Consolidated net sales decreased by $13.5 million (8.7%) and $146.0 million (23.9%) to $141.3 million and $464.5 million during the three and nine months ended December 31, 2001, respectively, compared to consolidated net sales of $154.8 million and $610.5 million during the three and nine months ended December 31, 2000, respectively. The decrease in consolidated net sales during the three months ended December 31, 2001 was due to lower non-ferrous sales. The decrease in consolidated net sales during the nine months ended December 31, 2001 was primarily due to lower volumes of products sold coupled with lower average selling prices. Scrap metals prices continue to be impacted by the weakening economy contributing to lower industrial output that has negatively impacted both supply and demand for scrap metals.

     Ferrous sales increased by $1.7 million (2.0%) to $87.3 million during three months ended December 31, 2001 compared to ferrous sales of $85.6 million during the three months ended December 31, 2000. The increase was a result of higher average realized sales prices. Our ferrous business in the three months ended December 31, 2001 benefited from the shipment of five cargoes of ferrous scrap to export markets. Ferrous sales decreased by $66.1 million (19.7%) to $269.3 million during the nine months ended December 31, 2001 compared to ferrous sales of $335.4 million during the nine months ended December 31, 2000. The decrease is mainly a result of lower demand and average sales prices realized during the six months ended September 30, 2001. Unit sales have been impacted by lower demand from our domestic steel customers, who have reduced production due to weakness in their markets. In Fiscal 2001, our ferrous sales were significantly impacted by the bankruptcy filings of three steel companies. The high number of bankruptcies filed by steel companies over the last few years has led us to tighten our credit terms with certain domestic customers, which tends to reduce the units of ferrous metals sold. The increase in our export sales in the three months ended December 31, 2001 was able to offset much of the decrease in domestic demand for ferrous scrap metals.

     Non-ferrous sales decreased by $13.7 million (24.0%) and $64.4 million (29.4%) to $43.5 million and $154.5 million during the three and nine months ended December 31, 2001, respectively, compared to non-ferrous sales of $57.2 million and $218.9 million during the three and nine months ended December 31, 2000, respectively. The decrease is primarily due to lower unit sales and average selling prices. During the three months ended December 31, 2001, demand from the aerospace industry declined substantially which resulted in lower average selling prices and units sales for non-ferrous metals including titanium and high-temperature alloys.

     Brokerage ferrous sales increased by $1.8 million (39.2%) to $6.3 million during the three months ended December 31, 2001 compared to brokerage ferrous sales of $4.5 million during the three months ended December 31, 2000. The increase was a result of more tons brokered (35%) and a higher average selling price (3%). Brokerage ferrous sales decreased by $2.3 million (8.2%) to $25.6 million during the nine months ended December 31, 2001 compared to brokerage ferrous sales of $27.9 million during the nine months ended December 31, 2000. The decrease was mainly due to a $7 per ton decrease in average selling price for the nine months ended December 31, 2001. The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap are generally associated with higher unit prices.

     Brokerage non-ferrous sales decreased by $2.6 million (74.0%) and $9.7 million (66.0%) to $0.9 million and $5.0 million during the three and nine months ended December 31, 2001, respectively, compared to brokerage non-ferrous sales of $3.5 million and $14.7 million during the three and nine months ended December 31, 2000, respectively. Brokerage non-ferrous volume declined by 2.6 million pounds and 17.4 million pounds during the three and nine months ended December 31, 2001, respectively, due to lower demand. Margins associated with brokered non-ferrous metals are narrow so variations in this product category are not as significant to us as variations in other product categories.

     Gross profit was $15.3 million (10.9% of sales) and $50.0 million (10.8% of sales) during the three and nine months ended December 31, 2001, respectively, compared to gross profit of $5.7 million (3.7% of sales) and $47.2 million (7.7% of sales) during the three and nine months ended December 31, 2000, respectively. Gross profit percentage during the three and nine months ended December 31, 2001 shows significant improvement from the comparable prior year periods as a result of better buying practices and reductions in operating expenses. Gross profit in the nine months ended December 31, 2001 was adversely impacted by $1.1 million of sales adjustments recorded with respect to sales made to a steel customer that commenced liquidation during May 2001.

     General and administrative expenses were $10.9 million (7.7% of sales) and $34.0 million (7.3% of sales) during the three and nine months ended December 31, 2001, respectively, compared to general and administrative expenses of $13.4 million (8.7% of sales) and $43.7 million (7.2% of sales) during the three and nine months ended December 31, 2000, respectively. General and administrative expenses have declined by over 20% from the comparable prior year periods due to reductions in headcount and other cost containment initiatives implemented during the current fiscal year.

     Depreciation and amortization expense was $4.5 million (3.2% of sales) and $13.8 million (3.0% of sales) during the three and nine months ended December 31, 2001, respectively, compared to depreciation and amortization expense of $4.8 million (3.1% of sales) and $18.5 million (3.0% of sales) during the three and nine months ended December 31, 2000, respectively. The decrease in depreciation and amortization expense is the result of the goodwill impairment charge recorded as of October 1, 2000 which resulted in the elimination of goodwill amortization expense for periods after October 1, 2000. Prior to the goodwill impairment charge, goodwill amortization approximated $1.9 million each quarter. Depreciation expense has remained steady as capital expenditures have been carefully monitored during the current fiscal year.

     Non-cash and non-recurring expense was $5.0 million during the nine months ended December 31, 2001. We recorded an impairment charge of $3.1 million related to one of our operations which we plan to dispose of and an impairment charge of $1.9 million related to fixed assets which are to be sold or otherwise abandoned. Non-cash and non-recurring expense was $282.8 million during the nine months ended December 31, 2000, which mainly represents an impairment charge recorded with respect to a change in accounting policy related to goodwill (see Notes 4 and 5 to the consolidated financial statements included in Part I, Item 1 of this Report).

     Interest expense was $3.0 million (2.1% of sales) and $11.6 million (2.5% of sales) during the three and nine months ended December 31, 2001, respectively, compared to interest expense of $7.9 million (5.1% of sales) and $28.9 million (4.7% of sales) during the three and nine months ended December 31, 2000, respectively. The decrease in interest expense is a result of lower borrowings under credit facilities, lower interest rates on borrowings under credit facilities, and the elimination of interest expense related to unsecured debt after the Petition Date, including but not limited to interest on the Subordinated Notes. Interest on the Subordinated Notes was $1.5 million per month prior to the Petition Date. Borrowings on credit facilities are at variable rates tied to the prime rate of interest, which has declined by 4.5% per annum since the beginning of April of 2001.

     Reorganization costs recognized during the three months ended December 31, 2001 represent professional fees and U.S. Trustee fees related to the Chapter 11 proceedings. We will continue to incur these costs until all of the claims arising from the Chapter 11 proceedings have been adjudicated. Reorganization costs recognized during the nine months ended December 31, 2001 and 2000 mainly represent professional fees, liabilities for rejected contracts and settlements, fresh-start adjustments and other expenses associated with the Chapter 11 proceedings (see Note 2 to the consolidated financial statements included in Part I, Item 1 of this Report).

     As a result of our past losses and uncertainties regarding our ability to realize recorded tax benefits, we have fully reserved our net deferred tax assets as of December 31, 2001.

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

     Net loss was $6.4 million during the three months ended December 31, 2001 compared to a net loss of $312.0 million during the three months ended December 31, 2000. The improvement is a result of lower interest and general and administrative expenses, the elimination of goodwill amortization and improved gross profit.

     Net income was $120.2 million during the nine months ended December 31, 2001 compared to a net loss of $347.1 million during the nine months ended December 31, 2000. The improvement is a result of lower interest and general and administrative expenses, the elimination of goodwill amortization, and the extraordinary gain associated with cancellation of indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the consummation of the Plan, we substantially reduced the amount of our overall indebtedness. As of December 31, 2001, our total indebtedness was approximately $146 million. Although the Plan resulted in a reduction in debt, further improvements in our liquidity position will be subject to the success of initiatives we are undertaking to reduce operating expenses and the effects on our liquidity of changes in the market conditions in the scrap metals industry. Our uses of capital are expected to include working capital for operating expenses and satisfaction of current liabilities, capital expenditures, payment of reorganization expenses, and interest payments on outstanding borrowings.

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

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit as of December 31, 2001 of $36.3 million, which amortizes on a quarterly basis and under certain other conditions. In addition, as of December 31, 2001, supplemental availability of approxi-mately $12.8 million is provided under the Credit Agreement, and is also subject to periodic amortization and other reductions. A security interest in substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries, has been granted to the lenders under the new credit facility to secure our obligations under the Credit Agreement. The Credit Agreement provides us with the option of borrowing based either on the prime rate (as specified by Deutsche Bank AG, New York Branch) or the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the Credit Agreement, we pay a fee of .375% on the undrawn portion of the facility. In consideration for the Credit Agreement, we paid a closing fee of $1 million and may be required to pay a $2 million facility fee on June 30, 2002, unless we are able to meet certain financial objectives.

     The Credit Agreement requires us to meet certain financial tests, including an interest coverage ratio and a leverage ratio (as defined in the Credit Agreement). The Credit Agreement also contains covenants which, among other things, limit the amount of capital expenditures, the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments of certain other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. We were in compliance with all financial covenants as of December 31, 2001.

     Our ability to meet financial ratios and tests in the future may be affected by events beyond our control, including fluctuations in operating cash flows and working capital, and the timing of fixed asset sales. While we currently expect to be in compliance with the covenants and satisfy the financial ratios and tests in the future, there can be no assurance that we will meet such financial ratios and tests or that we will be able to obtain future amendments or waivers to the Credit Agreement, if so needed, to avoid a default. In the event of default, the lenders could elect to declare all amounts borrowed under the Credit Agreement to be due and payable.

     Pursuant to the Plan, on the Effective Date, the Junior Secured Notes were exchanged for New Notes, having an outstanding principal balance of $34.0 million. The New Notes mature on June 15, 2004 and bear interest at the rate of 12 3/4% per annum. Interest on the New Notes is payable semi-annually during June and December of each year. The New Notes are our senior obligations and will rank equally in right of payment with all of our unsubordinated debt, including our indebtedness under the Credit Agreement, and senior in right of payment to all of our subordinated debt. A second priority lien on substantially all of our personal property, plant (to the extent it constitutes fixtures) and equipment has been pledged as collateral against the New Notes.

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

     Our future cash needs will be driven by working capital requirements (including interest payments on the New Notes), planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves. Capital expenditures were approximately $11.1 million in Fiscal 2001 representing approximately 57% of depreciation expense in Fiscal 2001. Capital expenditures are planned to be approximately $5 million in the current fiscal year ending March 31, 2002 reflecting primarily replacement investments. On June 15, 2002, we are required to make a $2.2 million coupon payment on the New Notes. We do not expect such capital expenditures nor interest payments to have a material adverse effect on our liquidity. We expect to fund our working capital needs, interest payments and capital expenditures with cash generated from operations, supplemented by undrawn borrowing availability under the Credit Agreement. We believe these sources of capital will be sufficient to fund planned capital expenditures, interest payments and working capital requirements for the foreseeable future, although there can be no assurance that this will be the case. In addition, the instruments governing the Credit Agreement and the New Notes will limit our ability to incur additional debt to fund significant acquisition or expansion opportunities unless and until our results of operations show significant improvement for four consecutive quarters. As of February 7, 2002, we had outstanding borrowings of approximately $100 million under the Credit Agreement and undrawn availability of approximately $10 million.

Cash Flows from Operations

     During the six months ended December 31, 2001, we generated $6.6 million of cash from operating activities. During the period, our operations generated $5.1 million of cash and accounts receivable decreased by $24.4 million. This was offset by an increase in inventories of $4.0 million and a decrease in accounts payable of $16.9 million.

Cash Flows from Investing Activities

     During the six months ended December 31, 2001, we used $1.7 million of cash for investing activities. Purchases of property and equipment were $2.1 million, while we generated $0.5 million of cash from the sale of redundant fixed assets.

Cash Flows from Financing Activities

     During the six months ended December 31, 2001, our financing activities used $4.8 million of cash. Cash generated from operations were used to repay borrowings under the Credit Agreement.

FINANCIAL CONDITION

Working Capital Availability and Requirements

     Our accounts receivable balances decreased from $79.6 million at March 31, 2001 to $47.6 million at December 31, 2001 principally due to improved collections and lower sales.

     Our accounts payable balances decreased from $37.9 million at March 31, 2001 to $33.9 million at December 31, 2001. The decrease in accounts payable resulted principally from lower scrap purchases in December 2001 compared to March 2001.

     Inventory levels can vary significantly among our operations and with changes in market conditions. Our inventories consist of the following categories (in thousands):

                                                        REORGANIZED    |   PREDECESSOR
                                                          COMPANY      |     COMPANY
                                                     DECEMBER 31, 2001 |  MARCH 31, 2001
                                                     ----------------- |  --------------
                                                                       |
Ferrous metals                                            $24,416      |     $20,685
Non-ferrous metals                                         19,356      |      18,050
Other                                                       1,725      |       1,038
                                                          -------      |     -------
                                                          $45,497      |     $39,773
                                                          =======      |     =======

     Ferrous inventory dollars increased due to higher units of ferrous metals on hand at December 31, 2001 compared to March 31, 2001. Non-ferrous inventory slightly increased as a result of higher units of non-ferrous materials on hand offset by lower average purchase prices at December 31, 2001 compared to March 31, 2001.

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

                          PART II -- OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

     On June 29, 2001 (the "Effective Date"), the Company emerged from bankruptcy pursuant to its Plan of Reorganization (the "Plan"). On such date, the Company canceled all existing equity securities including warrants and options. Pursuant to the Plan, the Company filed a Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State under which the authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.01 per share and 2,000,000 shares of preferred stock, par value $.01 per share. Under the Plan, approximately 10,000,000 shares of Common Stock and Series A Warrants to purchase 750,000 shares of Common Stock will be issued. As of December 31, 2001, 8,778,215 shares of Common Stock had been issued in accordance with the Plan.

     In connection with the Chapter 11 proceedings, on the Effective Date, the Company paid restructuring success fees of $2.1 million to CIBC World Markets Corp. ("CIBC"). CIBC was paid $1.05 million in cash and was paid $1.05 million through the issuance of 161,538 shares of Common Stock (at $6.50 per share).

ITEM 5: OTHER INFORMATION

     The ferrous operations of the Company's subsidiary Proler Southwest Inc. resolved a dispute with the landlord for the 47 acre facility (the "Facility") upon which its principal ferrous operations are performed. The dispute was resolved through the extension of the existing lease for the Facility and the revocation of a purchase option that had previously been invoked by the landlord. The amended terms of the lease provide for a purchase option for Proler Southwest, Inc. beginning in November 2003.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     See Exhibit Index

(B) REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the quarter ended December 31, 2001.

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

                                          By: /s/ AMIT N. PATEL
                                            ------------------------------------
                                            Amit N. Patel
                                            Vice President, Finance and
                                            Controller
                                            (Principal Accounting Officer)

                                          Date: February 14, 2002

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX

NUMBER AND DESCRIPTION OF EXHIBIT

2.1    Disclosure Statement with respect to First Amended Joint
       Plan of Reorganization of Metal Management, Inc. and its
       Subsidiary Debtors, dated May 4, 2001 (incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
3.1 Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 29, 2001 (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
3.2 Amended and Restated By-Laws of the Company adopted as of June 29, 2001 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended
       March 31, 2001).
3.3 Specimen certificate evidencing the Common Stock of the Company (incorporated by reference to Exhibit 3.3 of the Company's Report on Form 8-A filed on August 21, 2001).
3.4 Specimen certificate evidencing the Series A Warrants of the Company (incorporated by reference to Exhibit 3.4 of the Company's Report on Form 8-A filed on August 21, 2001).
10.1   Employment Agreement, dated September 1, 2001 between
       William T. Proler and the Company.