Form 10-K
period 2002-03-31
METAL MANAGEMENT INC
filed 2002-06-13
CIK 795665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

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

                        500 N. DEARBORN ST., SUITE 405,
                               CHICAGO, IL 60610
                                 (312) 645-0700
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE AND TELEPHONE NUMBER)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                   SERIES A WARRANTS TO PURCHASE COMMON STOCK

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value for the Registrant's voting stock held by non-affiliates of the Registrant based upon the closing sale price of the common stock on May 30, 2002 as reported on the NASDAQ over-the-counter bulletin board, was approximately $23.3 million. Shares of common stock held by each officer and director and each shareholder who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of May 30, 2002, the Registrant had 9,369,386 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
          PART I
Item 1:   Business....................................................    1
Item 2:   Properties..................................................   14
Item 3:   Legal Proceedings...........................................   16
Item 4:   Submission of Matters to a Vote of Security Holders.........   17
          PART II
Item 5:   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................   18
Item 6:   Selected Consolidated Financial Data........................   20
Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   22
Item 7A:  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   35
Item 8:   Financial Statements and Supplementary Data.................   36
Item 9:   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   36
          PART III
Item 10:  Directors and Executive Officers of the Registrant..........   37
Item 11:  Executive Compensation......................................   37
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management..................................................   37
Item 13:  Certain Relationships and Related Transactions..............   37
          PART IV
Item 14:  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   38
          Signatures..................................................   39

     Certain statements contained in this Form 10-K under Item 1, in addition to certain statements contained elsewhere in this Form 10-K, including statements qualified by the words "believe," "intend," "anticipate," "expects" and words of similar import, are "forward-looking statements" and are thus prospective. These statements reflect the current expectations of Metal Management, Inc. (herein, "Metal Management," the "Company," "we," "us" or other similar terms) regarding
(i) our future profitability and liquidity and that of our subsidiaries, (ii) the benefits to be derived from the execution of our industry consolidation strategy and (iii) other future developments in our business or the scrap metals recycling industry. All such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are discussed under the heading "Risk Factors" in Part I, Item 1 of this Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are one of the largest full-service metals recyclers in the United States, with recycling facilities located in 14 states. We enjoy leadership positions in many major metropolitan markets, including Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix, Salt Lake City, Toledo and Tucson. We have a 28.5% equity ownership position in Southern Recycling, L.L.C., the largest scrap metals recycler in the Gulf Coast region. Our operations consist primarily of the collection and processing of ferrous and non-ferrous metals. We collect industrial scrap and obsolete scrap, process it into reusable forms and supply the recycled metals to our customers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. We believe that we provide one of the most comprehensive offerings of both ferrous and non-ferrous scrap metals in the industry. Our ferrous products primarily include shredded, sheared, cold briquetted and bundled scrap and other purchased scrap, such as turnings, cast and broken furnace iron. We also process non-ferrous metals, including aluminum, copper, stainless steel, brass, titanium and high temperature alloys, using similar techniques and through application of our proprietary technologies.

     We have achieved a leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. In making acquisitions, we have focused on major metropolitan markets where prime industrial and obsolete scrap (automobiles, appliances and industrial equipment) is readily available and from where we believe we can better serve our customer base. In pursuing this strategy, we have acquired regional platform companies to serve as platforms into which subsequent acquisitions could be integrated. We believe that through the integration of our acquired businesses, we have enhanced our competitive position and profitability of the operations because of broader distribution channels, improved managerial and financial resources, greater purchasing power and increased economies of scale.

     Demolition projects, in which we recycle the metals that demolition contractors collect from building and road construction projects, also serve as a source of scrap metals for our recycling operations. In addition, we act as demolition contractors in certain of our large metropolitan markets in which we dismantle obsolete machinery, buildings, gasholders and other large structures containing large quantities of metal and, in the process, collect both the ferrous and non-ferrous metals from these sources. Our materials handling expertise and logistics capabilities also afford us unique opportunities to secure sources of scrap which might not be available to smaller competitors. We also operate a bus dismantling business combined with a bus replacement parts business at our Northeast operations.

     At certain of our locations, which are adjacent to commercial waterways, we provide stevedoring services. By providing these services, we increase the utilization of our equipment and diversify our customer base. While traditionally most of our stevedoring efforts have been focused at our Port Newark facility in the Northeast, we have begun to expand these services at our Midwest locations during our fiscal year ended March 31, 2002.

RECENT DEVELOPMENTS

     On November 20, 2000 (the "Petition Date"), we filed voluntary petitions (Case Nos. 00-4303 -- 00-4331 (SLR)) under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). From November 20, 2000 to June 29, 2001, we operated our businesses as debtors-in-possession. These bankruptcy proceedings are referred to as the "Chapter 11 proceedings" herein.

     We filed a plan of reorganization (the "Plan") pursuant to Chapter 11 of the Bankruptcy Code on May 4, 2001. The Bankruptcy Court confirmed the Plan which became effective on June 29, 2001 (the "Effective Date"). As a consequence, as of the Effective Date, we no longer operate under bankruptcy protection. In the Chapter 11 proceedings, virtually all suppliers of scrap metals were paid their pre-petition claims as critical vendors. Additionally, the Plan provided for the conversion of approximately $215 million of unsecured debt into common stock, which strengthened our capitalization.

     As used in this Report, the term "Predecessor Company" refers to the Company and its operations for periods prior to the Effective Date, while the term "Reorganized Company" refers to the Company and its operations for periods after that date.

     In March 2002, the United States federal government ("U.S.") determined that it would impose tariffs on imports of steel in response to surging steel imports that caused many U.S. steel mills to file bankruptcy. The tariffs apply to steel imports from many countries and the tariffs range from 8% to 30%. The tariffs are staged in over the next three years. The tariffs vary by product category based on the extent of the damage caused by import surges to different segments of the steel industry. Generally, the tariffs decline over the three-year term of the new trade laws. The tariffs are expected to provide temporary relief to U.S. steel producers and encourage both additional production of steel in the U.S. in the short run and restructuring of the steel industry from a global supply perspective in the long run. In response to the U.S. tariffs, the European Union imposed similar tariffs on imported steel products.

     We believe that many of our domestic customers may benefit during the term of the tariffs and produce more steel domestically. As a result, we believe that the tariffs may result in an increased demand for scrap metals in order to produce more steel in the U.S. It is uncertain however, if domestic production of steel is increased as a consequence of the tariffs, whether U.S. steel producers will seek to purchase the incremental raw material requirements from domestic processors of scrap metals or international processors of scrap metals. Additionally, domestic steel producers may choose to increase their consumption of scrap substitutes such as pig iron or other scrap substitutes to satisfy their incremental raw material requirements.

INTEGRATION AND BRANDING INITIATIVES

     We continued to integrate our operations during our 2002 fiscal year to take advantage of operational efficiencies and cost savings. By way of example, we have consolidated many of our administrative efforts including sales and marketing, transportation, procurement of services and employee benefits. Through our integration efforts, we are also standardizing the reporting systems and business practices of our operations so that we are better able to evaluate operating performance. Although we believe that cost savings from the elimination of redundant functions has been an important benefit of consolidation, we hope to realize even greater cost benefits from the implementation of our best management practices across the country. Additionally, an important part of our integration strategies includes the development of national account and branding programs.

     We believe that our strategy of creating brand awareness for the Metal Management name will help create awareness among our customers of the size and geographic scope of our operations and the breadth of our product offerings. We believe this will benefit us as our customers consolidate their supplier base to realize purchasing efficiencies.

INDUSTRY OVERVIEW

     According to government sources, total revenues generated in the scrap metals recycling industry in calendar year 2000 were approximately $20 billion. In 2000, domestic scrap recyclers handled approximately 71 million tons of metals including 61 million tons of iron and steel. Although significant consolidation has occurred in the industry during the past several years, the industry remains highly fragmented. We believe the scrap metals industry is comprised of more than 3,000 independent metals recyclers. Many of these companies are family-owned and operate only in local or regional markets. We believe that no single scrap metals recycler has a significant share of the domestic market, although certain recyclers may have significant shares of their local or regional markets.

     Ferrous Scrap Industry. Ferrous scrap, used in most steel making processes, is the primary raw material for mini-mill steel producers that utilize electric arc furnace, or EAF technology. Ferrous scrap also sells as a commodity in international markets which are affected by varying economic conditions, changing currency valuations, and the availability of ocean-going vessels and their related costs. By way of example, in 2001, there was an increase in scrap imports from Europe and reduced export opportunities for scrap metals from the United States as a result of a strong U.S. dollar. Additionally, demand for processed ferrous scrap is highly dependent on the overall strength of the domestic steel industry, particularly production utilizing EAF technology. Weak industry conditions have caused declines in both pricing and demand for ferrous scrap since mid-1998. As a consequence of recent improving economic conditions in the U.S., slowing of imports of steel into the U.S. and firming of export markets, our ferrous metals business has recently improved. However, ferrous prices can fluctuate greatly from month to month affecting our results.

     Much of the growth in the scrap metals industry in recent years has occurred as a result of the proliferation of mini-mill steel producers which utilize EAF technology. EAF production has increased from 14.8 million tons (11.1% of total domestic steel production) in 1966 to 53 million tons (47.3% of total domestic steel production) in 2000. We expect this trend to continue in the next few years as new EAF facilities start production. We believe that as a large, reliable supplier of scrap metals, we are well positioned to benefit from the growth in steel market share associated with EAF production.

     The growth in EAF production has been fueled, in part, by the historically low prices of prepared ferrous scrap and faster conversion time to process, which gives EAF producers a product cost advantage over integrated steel producers. Integrated steel producers operate blast furnaces, the primary raw material feedstock of which are coke and iron ore. If the price of ferrous scrap metals were to significantly increase, EAF operators may evaluate alternatives to prepared steel scrap, such as pre-reduced iron pellets or pig iron, to supply their EAF operations. We do not believe that these alternatives to ferrous scrap will replace ferrous scrap in EAF operations, but may be used as a supplemental feedstock thereby allowing EAF operators to utilize lower grades of prepared scrap. Additional new EAF mini-mill facilities are being built leading us to expect increasing demand for ferrous scrap over the next several years.

     Due to its low price-to-weight ratio, raw ferrous scrap is generally purchased locally from industrial companies, demolition firms, junk yards, railroads, the military, scrap dealers and various other sources, typically in the form of automobile hulks, appliances and plate and structural steel. Ferrous scrap prices are local and regional in nature, however, where there are overlapping regional markets, the prices do not tend to differ significantly between the regions due to the ability of companies to ship scrap from one region to the other. The most significant limitation on the size of the geographic market for ferrous scrap is the transportation cost. Therefore, large volume scrap processing facilities are typically located on or near key modes of transportation, such as railways and waterways.

     Non-Ferrous Scrap Industry. Non-ferrous metals include aluminum, copper, brass, stainless steel, titanium, high-temperature alloys and other exotic metals. The geographic markets for non-ferrous scrap tend to be larger than those for ferrous scrap due to the higher selling prices of non-ferrous metals, which justify the cost of shipping over greater distances. Non-ferrous scrap is typically sold on a spot basis, either directly or through brokers, to intermediate or end-users, which include smelters, foundries and aluminum sheet and ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of economic activity, with prices generally linked to the price of the primary metal on the London Metals Exchange or COMEX. Suppliers and consumers of non-ferrous metals can also use these exchanges to hedge against future price fluctuations by buying or selling futures contracts. While ferrous markets have strengthened during Fiscal 2002, the non-ferrous markets have not demonstrated signs of recovery during such period. The conditions of non-ferrous markets are generally weak. In particular, we have experienced significant weakness in the stainless steel product line of our non-ferrous business.

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

RECYCLING OPERATIONS

     Our recycling operations encompass buying, processing and selling scrap metals. The principal forms in which scrap metals are generated include industrial scrap and obsolete scrap. Industrial scrap results as a by-product generated from residual materials from metals manufacturing processes. Obsolete scrap consists primarily of residual metals from old or obsolete consumer and industrial products such as appliances and automobiles.

  Ferrous Operations

     Ferrous Scrap Purchasing. We purchase ferrous scrap from two primary sources: (i) manufacturers who generate steel and iron, known as prompt or industrial scrap; and (ii) junkyards, demolition firms, railroads, the military and others who generate steel and iron scrap, known as obsolete scrap. In addition to these sources, we purchase, at auction, furnace iron from integrated steel mills and obsolete steel and iron from government and large industrial accounts. We also purchase materials from scrap dealers, peddlers and auto wreckers who collect and deliver obsolete scrap directly to our processing facilities. Market demand and the composition, quality, size, and weight of the materials are the primary factors that determine prices.

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

          Shredding. Obsolete consumer scrap such as automobiles, home appliances and other consumer goods, as well as certain light gauge industrial scrap, is processed in our shredding operation. These items are fed into a shredder that quickly breaks the scrap into fist-size pieces of ferrous metal. The shredding process uses magnets and other technologies to separate ferrous, non-ferrous and non-metallic materials. The ferrous material is sold to our customers, including mini-mills. We recover non-ferrous metals as a part of the shredding process that we refer to as residue. Residue is sold through monthly auctions to customers that sort and recover intrinsic metals from the residue. The non-metallic by-product of the shredding operations, referred to as "shredder fluff," is disposed of in third-party landfills.

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

     Ferrous Scrap Sales. We sell processed ferrous scrap to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for other large users. Most of our customers purchase processed ferrous scrap according to a negotiated spot sales contract which establishes the quantity purchased for the month. The price we charge for ferrous scrap depends upon market demand, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of transportation to the end-user. We believe our profitability may be enhanced by our offering a broad product line to our customers. Our ferrous scrap sales are accomplished through a monthly sales program managed nationally. We believe that our coordinated ferrous marketing initiatives will allow us to be a uniquely capable supplier of scrap as we are able to fill larger quantity orders due to our ability to secure large amounts of raw materials.

  Non-Ferrous Operations

     Non-Ferrous Scrap Purchasing. We purchase non-ferrous scrap from three primary sources: (i) manufacturers and other non-ferrous scrap sources who generate or sell waste aluminum, copper, stainless steel, brass, high-temperature alloys and other metals; (ii) producers of electricity, telecommunication service providers, aerospace, defense, and recycling companies that generate obsolete scrap consisting primarily of copper wire, titanium and high-temperature alloys and used aluminum beverage cans; and (iii) peddlers who deliver directly to our facilities material which they collect from a variety of sources. We also collect non-ferrous scrap from sources other than those that are delivered directly to our processing facilities by placing retrieval boxes near these sources. The boxes are subsequently transported to our processing facilities.

     A number of factors can influence the continued availability of non-ferrous scrap such as the level of manufacturing activity and the quality of our supplier relationships. Consistent with industry practice, we have certain long-standing supply relationships (which generally are not the subject of written agreements) that we believe will improve as a result of implementing our consolidation strategy.

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

          Copper. Copper scrap may be processed in several ways. We process copper scrap predominantly by using wire choppers which grind the wire into small pellets. During chopping operations, the plastic casing of the wire is separated from the copper using a variety of techniques. In addition to wire chopping, we process copper scrap by baling and other repacking methods to meet customer specifications.

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

SEASONALITY AND OTHER CONDITIONS

     Our operations can be adversely affected by protracted periods of inclement weather or reduced levels of industrial production, which could reduce the volume of material processed at our facilities. In addition, periodic maintenance shutdowns or labor disruptions at our larger customers may have an adverse impact on our operations. Our business generally experiences seasonal slowness in the months of July and December as customers tend to reduce production and inventories.

EMPLOYEES

     As of March 31, 2002, we employed 1,491 persons, 778 of whom were covered by collective bargaining agreements. Our management believes that we have good relations with our employees.

RESEARCH AND DEVELOPMENT

     Our expenditures on research and development have not been material for the nine months ended March 31, 2002, the three months ended June 30, 2001 and for the years ended March 31, 2001 and 2000, and we are not currently involved in any significant research and development projects.

CAPITAL EXPENDITURES

     The scrap metals recycling business is capital intensive. For the nine months ended March 31, 2002 and the three months ended June 30, 2001, we invested approximately $3.3 million and $1.4 million, respectively, for replacement of equipment and expansion of our operations. We currently expect to invest approximately $10 million in capital investment during Fiscal 2003.

SIGNIFICANT CUSTOMERS

     For the nine months ended March 31, 2002, our 10 largest customers represented approximately 39% of consolidated net sales. These customers comprised approximately 36% of accounts receivable at March 31, 2002. Sales to The David J. Joseph Company, our largest customer and an agent for Nucor Corporation, represented approximately 14% of our consolidated net sales for the nine months ended March 31, 2002. The loss of any one of our significant customers could have a material adverse effect on our results of operations and financial condition.

     We historically have not experienced material losses from the noncollection of accounts receivables. However, since April 2000, weak market conditions in the steel sector led to bankruptcy filings by certain of our customers including, but not limited to, LTV Steel Company, Inc. and Northwestern Steel and Wire Company. Since April 2000, bankruptcy filings by our customers resulted in uncollected receivables of approximately $8 million.

COMPETITION

     The markets for scrap metals are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. With regard to the purchase of raw scrap, we compete with numerous independent recyclers, as well as smaller scrap companies engaged only in collecting industrial scrap. Successful procurement of materials is determined primarily by the price offered by the purchaser for the raw scrap and the proximity of the processing facility to the source of the raw scrap. With regard to the sale of processed scrap, we compete with other regional and local scrap metals recyclers. Competition for sales of processed scrap is based primarily on the price and quality of the scrap metals, as well as the level of service provided in terms of reliability and timing of delivery. We believe that our ability to process substantial volumes, deliver a broad product line to consumers, collect and sell scrap at both a regional and national level and provide other value-added services to our customers gives us a competitive advantage.

     We face potential competition for sales of processed scrap from producers of steel products, such as integrated steel mills and mini-mills, which may vertically integrate their current operations by entering the scrap metals recycling business. Many of these producers have substantially greater financial, marketing and other resources than we do. Scrap metals processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap, which could result in lower prices for such products.

BACKLOG

     The processing time for scrap metals is generally sufficiently short so as to permit us to fill orders for most of our products in a period of time which is generally less than thirty days. Accordingly, we do not consider backlog to be material to our business.

PATENTS AND TRADEMARKS

     Although we and our subsidiaries own certain patents and trademarks, we do not believe that our business is dependent on these intellectual property rights and the loss of any patent or trademark or the use thereof would not be material to our business.

                                  RISK FACTORS

     Set forth below are risks that we believe are material to our business operations. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.

  The bankruptcy may have created a negative image of us.

     The effect, if any, which our bankruptcy proceedings may have on our future operations cannot be accurately predicted or quantified. We believe that our bankruptcy and consummation of our Plan has not had a material impact on our relationships with our customers, employees and suppliers. Nevertheless, there could be a detrimental impact on future sales and patronage because of the negative image of us that may have been created by our bankruptcy.

  Financial information related to our post-emergence operations is limited.

     Because we emerged from bankruptcy on June 29, 2001, there is limited operating and financial data available from which to analyze our operating results and cash flows. As a result of fresh-start reporting, a comparison of information reflecting our results of operations and financial condition after our emergence from bankruptcy to prior periods may not be meaningful.

  We are highly leveraged.

     As of March 31, 2002, we had $134 million of debt outstanding. Subject to certain restrictions, exceptions and financial tests set forth in certain of our debt instruments, we may incur additional indebtedness in the future. The degree to which we are leveraged could have important negative consequences to the holders of our securities, including the following:

     - a substantial portion of our cash flow from operations will be needed to pay debt service and will not be available to fund future operations;

     - our ability to obtain additional future financing for acquisitions, capital expenditures, working capital or general corporate purposes could be limited;

     - we will have increased vulnerability to adverse general economic and metals recycling industry conditions; and

     - we may be vulnerable to higher interest rates because interest expense on borrowings under our $150 million, two-year credit agreement (the "Credit Agreement") are based on interest rates equal to a base rate that is variable.

     Our business may not generate sufficient cash flow from operations and future working capital borrowings may not be available in an amount sufficient to enable us to service our indebtedness, or make necessary capital expenditures.

  Our Credit Agreement becomes due on June 29, 2003 and we may be unable to find replacement financing.

     Our Credit Agreement expires on June 29, 2003. Although we expect to be able to renew the Credit Agreement prior to June 2003, there is no assurance that this will be the case. If we cannot renew our Credit Agreement on favorable terms, we may be required to seek alternative financing for our working capital needs. The terms on which we may be able to obtain replacement financing may not be as favorable as under the Credit Agreement and may cause dilution to holders of our Common Stock.

  Our indebtedness contains covenants that restrict our ability to engage in certain transactions.

     Our Credit Agreement and the indenture governing our 12 3/4%, $34.0 million secured notes, due June 2004 (the "New Notes") contain covenants that, among other things, restrict our ability to:

     - incur additional indebtedness;

     - pay dividends;

     - prepay subordinated indebtedness;

     - dispose of some types of assets;

     - make capital expenditures;

     - create liens and make acquisitions; and

     - engage in some fundamental corporate transactions.

     In addition, under our Credit Agreement, we are required to satisfy specified financial covenants, including an interest coverage ratio and a leverage ratio. Our ability to comply with these covenants may be affected by general economic conditions, industry conditions, and other events beyond our control. Our breach of any of these covenants could result in a default under our Credit Agreement. In the event of a default, the lenders could elect to declare all amounts borrowed under our Credit Agreement, together with accrued interest, to be due and payable. In addition, a default under the indenture governing our New Notes would constitute a default under our Credit Agreement and possibly other instruments governing our other indebtedness.

     The indenture governing our New Notes contains restrictions on our ability to incur additional indebtedness, subject to certain exceptions, unless we meet a fixed charge coverage ratio of 2.0 to 1.0 for the immediately preceding four calendar quarters. Our ability to incur additional indebtedness to maintain necessary levels of liquidity may be limited.

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

     Our business may also be adversely affected by increases in steel imports into the United States which will generally have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals. For example, beginning in July 1998, the domestic steel industry and, in turn, the metals recycling industry suffered a dramatic and precipitous collapse, resulting in a significant decline in the price and demand for scrap metals. The decline in the steel and scrap metal sectors was the result, in large part, of the increase in steel imports flowing into the United States during the last six months of 1998. Our results of operations were adversely impacted by reduced steel production in the United States during Fiscal 1999.

     During Fiscal 2001, our business was adversely affected by slowing economies and a strong U.S. dollar. The slowing domestic economy caused operating rates at U.S. steel producers to decline. Consequently, our unit sales declined and precluded us from generating sufficient margins to cover our fixed charges, causing substantial losses. The strong dollar not only precluded us from exporting inventories, but served as a mechanism that attracted scrap to the United States from other countries which further depressed prices for our products.

     During Fiscal 2002, our business was negatively affected by a recession in the U.S. and a slowdown in industrial production. Our ferrous business began to demonstrate recovery late in the fiscal year. Our non-ferrous business, including stainless steel, wire chopping and high-temperature alloy businesses, did not experience a recovery in Fiscal 2002.

  Prices of commodities we own may be volatile.

     Although we seek to turn over our inventory of raw or processed scrap metals as rapidly as possible, we are exposed to commodity price risk during the period that we have title to products that are held in inventory for processing and/or resale. Prices of commodities, including scrap metals, can be volatile due to numerous factors beyond our control, including:

     - general economic conditions;

     - labor costs;

     - competition;

     - financial condition of our major customers;

     - the availability of imports;

     - the availability and relative pricing of scrap metal substitutes;

     - import duties; and

     - tariffs and currency exchange rates.

     In an increasing price environment, competitive conditions may limit our ability to pass on price increases to our customers. In a decreasing price environment, we may not have the ability to fully recoup the cost of raw scrap we process and sell to our customers.

  Our operations present significant risk of injury or death.

     Because of the heavy industrial activities conducted at our facilities, there exists a risk of injury or death to our employees or other visitors of our operations, notwithstanding the safety precautions we take. During Fiscal 2000 through Fiscal 2002, two accidental employee deaths and a number of serious accidental injuries, have occurred at our facilities. Our operations are subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration ("OSHA"). We, or our Predecessor Company, have been fined in regard to some of these incidents. While we have in place policies to minimize such risks, we may nevertheless be unable to avoid material liabilities for any employee death or injury that may occur in the future and these types of incidents may have a material adverse effect on our results of operations and financial condition.

  We may not be able to negotiate future labor contracts on favorable terms.

     Approximately half of our active employees are represented by various labor unions, including the Teamsters Union, the United Steel Workers Union and the United Auto Workers. As our agreements with those unions expire, we may not be able to negotiate extensions or replacements on terms favorable to us, or at all, or avoid strikes, lockouts or other labor actions from time to time. We cannot assure you that new labor agreements will be reached with our unions as those labor contracts expire. Any labor action resulting from the failure to reach an agreement with one of our unions may have a material adverse effect on our operations.

  The loss of any member of our senior management team or a significant number of our managers could have a material adverse effect on our operations.

     Our operations depend heavily on the skills and efforts of our senior management team, including Albert A. Cozzi, our Chairman and Chief Executive Officer, and Michael W. Tryon, our President and Chief Operating Officer. In addition, we rely substantially on the experience of the management of our subsidiaries with regard to day-to-day operations. While we have employment agreements with Messrs. Cozzi and Tryon and certain members of our management team at the subsidiary level, we may nevertheless be unable to retain the services of any of those individuals. The loss of any member of our senior management team or a significant number of managers could have a material adverse effect on our operations.

  The profitability of our scrap recycling operations depends, in part, on the availability of an adequate source of supply.

     We acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to continue selling scrap materials to us. In periods of low industry prices, suppliers may elect to hold scrap waiting for higher prices. If a substantial number of scrap suppliers cease selling scrap metals to us, we would be unable to recycle metals at desired levels and our results of operations or financial condition would be materially and adversely affected.

  The concentration of our customers and our exposure to credit risk could have a material adverse effect on our results of operations and financial condition.

     Sales to our ten largest customers represented approximately 39% of consolidated net sales in the nine months ended March 31, 2002. Accounts receivable balances from these customers represented approximately 36% of consolidated accounts receivable at March 31, 2002. Sales in the nine months ended March 31, 2002 to The David J. Joseph Company represented approximately 14% of consolidated net sales. The loss of any of our significant customers or our inability to collect accounts receivables would negatively impact our revenues and profitability.

  The loss of any significant customers could adversely affect our results of operations and financial condition.

     In connection with the sale of our products, we generally do not require collateral as security for customer receivables. Some of our subsidiaries have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectibility of those receivables. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition.

     During the weakening cycle for the steel business evident in Fiscal 2001, there were bankruptcies filed by many large steel producers. In particular, our results were adversely effected by bankruptcies of LTV Steel Company, Inc. and Northwestern Steel and Wire Company. Since April 2000, bankruptcy filings by our customers resulted in uncollected receivables of approximately $8 million. While we have made significant efforts to improve the monitoring of credit exposure to our customers, we may experience further losses as conditions in the metals sector generally remain weak.

  A significant increase in the use of scrap metals alternatives by current consumers of processed scrap metals could reduce demand for our products.

     During periods of high demand for scrap metals, a tightness can develop in the supply and demand balance for ferrous scrap. The relative scarcity of ferrous scrap, particularly the "cleaner" grades, and its high price during such periods have created opportunities for producers of alternatives to scrap metals, such as pig iron and direct reduced iron pellets. Although these alternatives have not been a major factor in the industry to date, we cannot assure you that the use of alternatives to scrap metals may proliferate in the future if the prices for scrap metals rise or if the levels of available unprepared ferrous scrap decrease.

  Our operations are subject to stringent regulations, particularly under applicable environmental laws.

     We are subject to comprehensive local, state, federal and international statutory and regulatory requirements relating to, among others:

     - the acceptance, storage, treatment, handling and disposal of solid and hazardous waste;

     - the discharge of materials into air;

     - the management and treatment of wastewater and storm water;

     - the remediation of soil and groundwater contamination;

     - the restoration of natural resource damages; and

     - the protection of our employees' health and safety.

     We believe that we and our subsidiaries are currently in material compliance with applicable statutes and regulations governing the protection of human health and the environment, including employee health and safety. We can give you no assurance, however, that we and our subsidiaries will continue to be in compliance, avoid material fines, penalties and expenses associated with compliance issues in the future.

     The nature of our business and previous operations by others at facilities owned or operated by us expose us to risks of claims under environmental laws and regulations, especially for the remediation of soil or groundwater contamination. We can give you no assurance, however, that we can avoid making material expenditures for remedial activities with regard to sites owned or operated by us or our subsidiaries.

     Environmental statutes and regulations have changed rapidly in recent years, and it is likely that we will be subject to even more stringent environmental standards in the future. For these reasons, we cannot predict future capital expenditures for pollution control equipment with accuracy. However, we expect that environmental standards will become increasingly more stringent and that the expenditures necessary to comply with those heightened standards will correspondingly increase.

     We are required to obtain, and must comply with, various permits and licenses to conduct our operations. Violations of any permit or license, if not remedied, could result in our incurring substantial fines, suspension of operations or closure of a site. Further, our operations are conducted primarily outdoors and as such, depending on the nature of the ground cover, involve the risk of releases of regulated materials to the soil and, possibly, to groundwater. There can be no assurance that material expenditures will not be required to prevent or address any such conditions. For example, we are currently making improvements to reduce these kinds of risks at our North Haven, Connecticut site. The cost to make those improvements are included in the indemnification claim that we have brought against the seller of the property to us. See the discussion in Item 3., Legal Proceedings.

     Because the scrap metals recycling industry has the potential for discharging regulated materials into the environment, we believe that in any given year, a significant portion of our capital expenditures may be related, directly or indirectly, to pollution control or environmental remediation. Nevertheless, expenditures for environmentally-related capital improvements were not material in Fiscal 2002. However, for the reasons explained above, there can be no assurance that this will continue to be the case in the future.

     Some of our sites are likely to be contaminated. Pre-transaction reviews and environmental assessments of our operating sites conducted by independent environmental consulting firms have revealed that some soil, surface water and/or groundwater contamination, including various metals, arsenic, petrochemical byproducts, waste oils, polychlorinated biphenyls and volatile organic compounds, is present at certain of our operating sites. Based on our review of these reports, we believe that it is likely that contamination at varying levels exists at many of our sites, and we anticipate that some of our sites could require investigation, monitoring and remediation in the future. Moreover, the costs of such remediation could be material.

     We are currently undertaking investigation or remediation at two sites. At one of our Metal Management Midwest, Inc. yard operations, during the removal of underground storage tanks used to fuel our vehicles, we discovered soil contamination. We are removing the contaminated soil, and our current reserve includes an amount for this clean-up. We are also in the initial stage of investigation at the North Haven, Connecticut site. This matter is discussed more fully in Item 3., Legal Proceedings.

     We typically make cash outlays as we incur the actual costs relating to the remediation of environmental liabilities at sites that we own or operate. In this regard, we have established an overall reserve of $0.7 million at March 31, 2002 for environmental remediation liabilities that have been identified and quantified.

     We may lack adequate environmental impairment insurance. In general, neither we nor our subsidiaries carry environmental impairment liability insurance. If we or one or more of our subsidiaries were to incur significant liability for environmental damage, such as a claim for soil or groundwater remediation, not covered by environmental impairment insurance, our results of operations and financial condition could be materially adversely affected.

     There are risks associated with certain by-products of our operations. Our scrap metals recycling operations produce significant amounts of wastes. For example, certain of our subsidiaries operate shredders for which the primary feed materials are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hulk consists of material, referred to as "shredder fluff," which remains after the segregation of ferrous and saleable non-ferrous metals. State and federal environmental regulations require that we test shredder fluff before disposing of it off-site in permitted landfills. We endeavor to remove hazardous contaminants from the feed material prior to shredding to reduce the possibility that the shredder fluff could be classified as a hazardous waste thereby causing us to incur significantly higher waste handling and disposal charges. We can give no assurance, however, that such hazardous contaminants will be successfully removed or that the higher charges will be avoided.

     We may have potential Superfund liability. Prior to the Chapter 11 proceedings, certain of our subsidiaries had received notices from the United States Environmental Protection Agency ("USEPA") that these companies and numerous other parties are considered potentially responsible parties and may be obligated under Superfund, or similar state regulatory schemes, to pay a portion of the cost of remedial investigation, feasibility studies and, ultimately, remediation to correct alleged releases of hazardous substances at various third party sites. Superfund may impose joint and several liability for the costs of remedial investigations and actions on the entities that arranged for disposal of certain wastes, the waste transporters that selected the disposal sites, and the owners and operators of these sites. Responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal, or ownership of the disposal site.

     Certain of our subsidiaries have been identified in the past as potential responsible parties under Federal Superfund laws and similar state laws as a result of the delivery of scrap metals and other recyclable materials to scrap metal recycling facilities that later became Superfund sites. During our bankruptcy proceedings, for example, we agreed to pay approximately $153,000 to the Jack's Creek PRP Group relative to the Jack's Creek Superfund site in Pennsylvania. In addition, the USEPA, during our bankruptcy proceedings, alleged that two of our subsidiaries were responsible under Superfund for remediation costs at the Consolidated Iron & Metal Superfund Site in New York. We are actively defending this claim and believe that valid procedural and substantive defensives exist with respect to USEPA's claims with respect to this site. Because Superfund laws impose joint and several liability on a party irrespective of the level of contribution to the contamination of a Superfund site, a determination of liability on the part of our subsidiaries with respect to the Consolidated Iron & Metal Superfund site could have a material adverse effect on our financial condition and results of operation.

  We have an accumulated deficit and our Predecessor Company has a history of significant losses.

     Our Predecessor Company incurred pre-tax losses of approximately $460 million from April 1, 1997 through March 31, 2001. At June 29, 2001, prior to the application of fresh-start reporting, the Predecessor Company had an accumulated deficit of $477.7 million. Although this accumulated deficit was eliminated effective June 30, 2001, we had an accumulated deficit of $6.1 million as of March 31, 2002 and we cannot assure you that we will not incur additional losses in the future.

 Our security holders may experience dilution from the issuance of Common Stock underlying employment contracts.

     Three of our employees have employment contracts that require us to issue Common Stock if their employment is not terminated prior to July 7, 2003 (the "Employment Condition"). The employment contracts require the issuance of an aggregate of $1,000,000 of Common Stock if the Employment Condition is satisfied. The number of shares that will be issued will be determined by prevailing prices for our Common Stock for the ten days preceding July 7, 2003.

 Holders of our common stock may face a lack of liquidity and an absence of an active market for our Common Stock.

     Our Common Stock has only been trading on the Nasdaq over-the-counter bulletin board since November 19, 2001. As a result, there is currently a very limited trading market for our Common Stock. We cannot assure you that any active trading market will develop or will be sustained for our Common Stock.

     Even if an active or national market for our Common Stock develops, it may be subject to disruptions that will make it difficult or impossible for the holders of our Common Stock to sell shares at a time or a price they would like, and they may be unable to sell them at all. Additionally, in recent years, the stock market has experienced a high level of price and volume volatility and market prices for the stock of many companies (particularly of companies the common stock of which trades in the over-the-counter market) have experienced wide price fluctuations that have not necessarily been related to the operating performance or prospects of such companies.

ITEM 2.  PROPERTIES

     Our facilities generally are comprised of:

     - processing areas;

     - warehouses for the storage of repair parts and certain types of raw and processed scrap;

     - covered and open storage areas for raw and processed scrap;

     - machine or repair shops for the maintenance and repair of vehicles and equipment;

     - scales for weighing scrap;

     - loading and unloading facilities; and

     - administrative offices.

     Most of our facilities have specialized equipment for processing various types and grades of raw scrap which may include a heavy duty automotive shredder to process both ferrous and non-ferrous scrap, crane-mounted alligator or stationary guillotine shears to process large pieces of heavy scrap, wire stripping and chopping equipment, baling equipment and torch cutting facilities.

     The following table sets forth information regarding our principal properties:

                                                                                     APPROXIMATE   LEASED/
LOCATION                                           OPERATIONS                        SQUARE FEET    OWNED
--------                                           ----------                        -----------   -------
Metal Management, Inc.
  500 N. Dearborn St., Chicago, IL...............  Corporate Office                      21,000    Leased
Metal Management Aerospace, Inc.
  500 Flatbush Ave., Hartford, CT................  Office/Processing                  1,481,040    Leased
Metal Management Alabama, Inc.
  2020 Vanderbilt Rd., Birmingham, AL............  Office/Shear/Granulator            1,150,073     Owned
  2222A Vanderbilt Rd., Birmingham, AL...........  Granulator                            25,000    Leased

                                                                                     APPROXIMATE   LEASED/
LOCATION                                           OPERATIONS                        SQUARE FEET    OWNED
--------                                           ----------                        -----------   -------
Metal Management Arizona, L.L.C.
  3640 S. 35th Ave., Phoenix, AZ.................  Office/Shear/Shredder/Baler        1,121,670    Leased
  1525 W. Miracle Mile, Tucson, AZ...............  Shredder/Shear                       513,569    Leased
Metal Management Connecticut, Inc.
  234 Universal Dr., North Haven, CT.............  Office/Shredder/Baler/Shear        1,089,000     Owned
Metal Management Indiana, Inc.
  3601 Canal St., East Chicago, IN...............  Maintenance/Balers(2)/Shear          588,784     Owned
Metal Management Memphis, L.L.C.
  540 Weakley St., Memphis, TN...................  Office/Maintenance                   178,596     Owned
  526 Weakley St., Memphis, TN...................  Warehouse/Baler/Shear/Shredder       768,616     Owned
  1270 N. Seventh St., Memphis, TN...............  Warehouse/Baler                      351,399     Owned
Metal Management Midwest, Inc.
  2305 S. Paulina St., Chicago, IL...............  Maintenance/Shredder                 392,040     Owned
  2500 S. Paulina St., Chicago, IL...............  Office/Warehouse/Shear               168,255     Owned
  2425 S. Wood St., Chicago, IL..................  Office/Warehouse/Baler               103,226     Owned
  2451 S. Wood St., Chicago, IL..................  Office/Maintenance                   178,596     Owned
  350 N. Artesian Ave., Chicago, IL..............  Office/Maintenance/Shredder          348,480     Owned
  1509 W. Cortland St., Chicago, IL..............  Warehouse                            162,540     Owned
  1831 N. Elston Ave., Chicago, IL...............  Warehouse                             35,695     Owned
  26th and Paulina Streets, Chicago, IL..........  Office/Maintenance/Baler/Crusher     323,848     Owned
  9331 S. Ewing Ave., Chicago, IL................  Office/Maintenance/Shredder          293,087     Owned
  3200 E. 96th St., Chicago, IL..................  Office/Maintenance/Eddy Current      364,969     Owned
                                                   Separation System
  3151 S. California Ave., Chicago, IL...........  Office/Maintenance/Shredder          513,500    Leased
  1000 N. Washington, Kankakee, IL...............  Office/Maintenance/Warehouse         217,800     Owned
  564 N. Entrance Ave., Kankakee, IL.............  Office/Warehouse                     206,910     Owned
  1201 W. 138th St., Riverdale, IL...............  Office/Warehouse/Dismantling           9,000    Leased
  320 Railroad St., Joliet, IL...................  Feeder Yard/Stevedoring               43,760    Leased
  12701 S. Doty Ave., Chicago, IL................  Shear/Iron Breaking                  784,080    Leased
Metal Management Mississippi, L.L.C.
  120-121 Apache Dr., Jackson, MS................  Office/Processing                     74,052     Owned
Metal Management Northeast, Inc.
  Foot of Hawkins St., Newark, NJ................  Office/Baler/Shear                   382,846     Owned
  252-254 Doremus Ave., Newark, NJ...............  Shredder/Processing                  384,000     Owned
  Port of Newark, Newark, NJ.....................  Barge & Ship Terminal/               839,414    Leased
                                                   Stevedoring
Metal Management Ohio, Inc.
  Rte. 281 East, Defiance, OH....................  Office/Maintenance/Briquetting     3,267,000     Owned
  2535 Hill Ave., Toledo, OH.....................  Office/Feeder Yard                   122,000    Leased
  4431 W. 130th St., Cleveland, OH...............  Office/Iron Breaking               2,178,000    Leased
Metal Management Pittsburgh, Inc.
  2045 Lincoln Blvd, Elizabeth, PA...............  Office/Processing/Warehouse          423,054     Owned
  77 E. Railroad St., Monongahela, PA............  Office/Warehouse/Baler/Shear         174,240     Owned
Metal Management Stainless & Alloy, Inc.
  6660 S. Nashville Ave., Bedford Park, IL.......  Office/Warehouse/Baler               304,223     Owned
Metal Management West, Inc.
  5601 York St., Denver, CO......................  Office/Shredder                      392,040     Owned
  3260 W. 500 South St., Salt Lake City, UT......  Office/Shredder                      435,600     Owned
  2690 East Las Vegas St., Colorado Springs,       Feeder Yard                          522,720     Owned
    CO...........................................

                                                                                     APPROXIMATE   LEASED/
LOCATION                                           OPERATIONS                        SQUARE FEET    OWNED
--------                                           ----------                        -----------   -------
Proler Southwest Inc.
  90 Hirsch Rd., Houston, TX.....................  Office/Warehouse/Processing          378,972     Owned
  15-21 Japhet, Houston, TX......................  Terminal/Shear                     1,960,200    Leased
The MacLeod Companies
  9309 Rayo Ave., Southgate, CA..................  Office/Warehouse/Processing          304,920     Owned

     We believe that our facilities are suitable for their present and intended purposes and that we have adequate capacity for our current levels of operation.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims applicable to our operations. There are presently no legal proceedings pending against us, which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations. However, we are involved in the litigation as described below.

     The Connecticut Department of Environmental Protection ("DEP") has inspected the North Haven, Connecticut facility (the "facility") of Metal Management Connecticut, Inc. and alleged that certain contaminants, including oily material and certain metals, had been and continue to be released from the facility into the environment. The DEP has informed us that it intends to require an environmental investigation of the facility to determine the source of the contaminants and the remediation of the contaminant source areas to appropriate levels. To date, the DEP has not formally requested that we perform the investigation or remediation.

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

     At this stage, it is not possible to predict the cost of any required investigation and/or remediation at the facility. The Agreement contains provisions pursuant to which we intend to seek indemnification from Schiavone for some or all of the claims and liabilities arising from this matter and that arose before the closing date. On April 7, 2000, we gave written notification to Schiavone that we intend to seek indemnification for the potential environmental liabilities identified at the facility, including the potential DEP required investigation and remediation and the removal of certain underground storage tanks, and the disposal of several drums of nickel-cadmium powder. On May 2, 2000, Schiavone denied that it was responsible for indemnification, claiming among other arguments that the notification was premature because the liabilities were still potential in nature and therefore no "loss" had occurred, and that at least some of the environmental liabilities did not predate the closing date.

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

     In a letter dated January 10, 2000, USEPA alleged that certain of the MMMI Facilities had violated certain provisions of the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Oil Pollution Standards and the Toxic Substances Control Act. The ensuing dialogue with the USEPA reached an impasse, and the Department of Justice filed suit in June 2001. We have vigorously defended this matter. We are also engaged in settlement discussions with the United States. However, as with any litigation matter, outcomes are uncertain until definitive settlement terms are reached or the case is litigated. Due to the initiation of our bankruptcy proceedings, any monetary judgement related to these proceedings, to the extent that the same would constitute a "claim" under the Bankruptcy Code, would be satisfied through the issuance of Common Stock from a reserve we established in the bankruptcy proceedings to address unliquidated or disputed claims. Any issues related to ongoing compliance, however, and any claims that the MMMI Facilities continue to be in violation of environmental law for periods after the commencement of our bankruptcy proceedings could result in substantial monetary penalties or injunctive relief.

     On November 20, 2000 (the "Petition Date"), we filed voluntary petitions (Case Nos. 00-4303 -- 00-4331 (SLR)) under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). We emerged from bankruptcy on June 29, 2001, although the bankruptcy proceedings are currently still pending for the purposes of resolving several unliquidated claims. The only significant bankruptcy claim, which has not been substantially resolved, is the claim filed by USEPA against Metal Management Midwest, Inc. referred to above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the fourth quarter of Fiscal 2002.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Since November 2001, our Common Stock has traded on the Nasdaq OTC Bulletin Board under the symbol "MLMG." Although we emerged from bankruptcy on June 29, 2001, distributions of Common Stock pursuant to the Plan were not made until October 2001 and trading of our Common Stock did not occur until November 19, 2001. The common stock of the Predecessor Company was listed on Nasdaq's smallcap market until December 28, 2000. From December 28, 2000 to July 3, 2001, the common stock of the Predecessor Company traded on the OTC Bulletin Board under the symbol "MTLMQ."

     The following table sets forth the high and low bid information for the common stock of the Predecessor Company for the periods indicated. They reflect inter-dealer prices, without retail mark-up, mark-down or commission.

                                                                HIGH      LOW
                                                                ----      ---

THREE MONTHS ENDED JUNE 30, 2001
Quarter Ended June 30, 2001 (through July 3, 2001)..........    $0.07    $0.02

FISCAL YEAR ENDED MARCH 31, 2001
Fourth Quarter..............................................    $0.13    $0.01
Third Quarter...............................................     0.34     0.01
Second Quarter..............................................     1.47     0.19
First Quarter...............................................     2.63     1.03

FISCAL YEAR ENDED MARCH 31, 2000
Fourth Quarter..............................................    $3.94    $2.00
Third Quarter...............................................     4.25     1.28
Second Quarter..............................................     1.84     1.09
First Quarter...............................................     2.97     1.06

     The following table sets forth the high and low bid information for our Common Stock for the periods indicated following our emergence from bankruptcy. They reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


NINE MONTHS ENDED MARCH 31, 2002
Quarter Ended December 31, 2001.............................    $2.75    $1.25
Quarter Ended March 31, 2002................................     2.50     1.00

     As of May 30, 2002, we had approximately 1,300 registered shareholders based on our transfer agent's records. On May 30, 2002, the closing price per share of our Common Stock as reported on the Nasdaq OTC Bulletin Board was $4.00 per share.

     Neither we nor the Predecessor Company have paid any cash dividends since August 31, 1995. We presently have no intention of paying dividends in the foreseeable future and intend to utilize our cash for business operations. In addition, we are restricted from paying cash dividends under our debt agreements, including the Credit Agreement and the New Notes. Under the Credit Agreement, we are precluded from paying dividends without lender approval.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information regarding our equity compensation plans as of March 31, 2002:

                       NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE      NUMBER OF SECURITIES
                        ISSUED UPON EXERCISE OF        PRICE OF OUTSTANDING        REMAINING AVAILABLE FOR
                          OUTSTANDING OPTIONS,           OPTIONS, WARRANTS          FUTURE ISSUANCE UNDER
PLAN CATEGORY             WARRANTS AND RIGHTS               AND RIGHTS            EQUITY COMPENSATION PLANS
-------------          --------------------------    -------------------------    -------------------------
Equity compensation
  plans approved by
  security holders...          1,487,500                       $8.35                       12,500
Equity compensation
  plans not approved
  by security
  holders............                  0                        0.00                            0
                               ---------                       -----                       ------
Total................          1,487,500                       $8.35                       12,500
                               =========                       =====                       ======

     The equity compensation plans approved by security holders represents the Management Equity Incentive Plan which was approved by a majority of the Predecessor Company's creditors, who now represent a majority of our stockholders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for each of the four years in the period ended March 31, 2001, the three months ended June 30, 2001 and for the nine months ended March 31, 2002 are derived from our or our Predecessor Company's audited consolidated financial statements. The information presented below should be read in conjunction with the consolidated financial statements and the related notes included in this Report and the section called "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data presented below is not necessarily indicative of the future results of our operations or financial performance.

     We adopted fresh-start reporting in connection with our emergence from bankruptcy. Under fresh-start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been recorded in our consolidated financial statement as of June 30, 2001. Since fresh-start reporting materially changed the amounts previously recorded in our Predecessor Company's consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence financial data.

                                                       PREDECESSOR COMPANY                       |    REORGANIZED
                                 --------------------------------------------------------------- |      COMPANY
                                           YEARS ENDED MARCH 31,                                 | -----------------
                                 ------------------------------------------   THREE MONTHS ENDED | NINE MONTHS ENDED
                                   1998       1999       2000       2001        JUNE 30, 2001    |  MARCH 31, 2002
                                 --------   --------   --------   ---------   ------------------ | -----------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)    |
                                                                                                 |
STATEMENT OF OPERATIONS DATA:                                                                    |
Net sales......................  $570,035   $805,274   $915,140   $ 766,591        $166,268      |     $464,795
Gross profit...................    52,141     65,213    109,985      61,874          17,052      |       55,615
General and administrative                                                                       |
  expenses.....................    28,191     56,348     55,021      56,312          11,686      |       34,237
Depreciation and                                                                                 |
  amortization(a)..............    10,105     25,634     27,167      23,341           4,718      |       13,673
Goodwill impairment                                                                              |
  charge(b)....................        --         --         --     280,132              --      |           --
Non-cash and non-recurring                                                                       |
  expenses(c)..................    43,548     16,196      5,014       6,399           1,941      |        3,944
Operating income (loss) from                                                                     |
  continuing operations(a).....   (29,703)   (32,965)    22,783    (304,310)         (1,293)     |        3,761
Interest expense...............     9,995     31,332     38,043      34,159           5,169      |        9,450
Reorganization costs...........        --         --         --      15,632          10,347      |          457
Loss from continuing operations                                                                  |
  before cumulative effect of                                                                    |
  change in accounting                                                                           |
  principle and extraordinary                                                                    |
  items(a).....................   (34,407)   (47,034)   (12,294)   (365,322)        (16,754)     |       (6,083)
Gain on sale of discontinued                                                                     |
  operations, net of tax.......       200        117        376          --              --      |           --
Cumulative effect of change in                                                                   |
  accounting principle.........        --         --         --          --            (358)     |           --
Extraordinary gain (charge),                                                                     |
  net of tax(d)................        --       (938)        --          --         145,711      |           --
Preferred stock dividends(e)...     7,100      1,815      2,021         295              --      |           --
Net income (loss) applicable to                                                                  |
  common stock(a)..............  $(41,307)  $(49,670)  $(13,939)  $(365,617)       $128,599      |     $ (6,083)
Loss from continuing operations                                                                  |
  before cumulative effect of                                                                    |
  change in accounting                                                                           |
  principle and extraordinary                                                                    |
  items per share:                                                                               |
  Basic and Diluted(a).........  $  (2.00)  $  (1.22)  $  (0.27)  $   (6.18)       $  (0.27)     |     $  (0.60)
Cash dividends per common                                                                        |
  share........................  $   0.00   $   0.00   $   0.00   $    0.00        $   0.00      |     $   0.00
Shares used in computing basic                                                                   |
  and diluted loss per share...    20,762     40,139     54,333      59,131          61,731      |       10,120

                                            PREDECESSOR COMPANY             |          REORGANIZED COMPANY
                                 ------------------------------------------ | --------------------------------------
                                           YEARS ENDED MARCH 31,            |
                                 ------------------------------------------ | THREE MONTHS ENDED   NINE MONTHS ENDED
                                   1998       1999       2000       2001    |   JUNE 30, 2001       MARCH 31, 2002
                                 --------   --------   --------   --------- | ------------------   -----------------
                                                                            |
BALANCE SHEET DATA:                                                         |
Working capital................  $101,639   $ 85,894   $140,433   $  77,072 |      $ 54,694            $ 52,474
Total assets...................   497,234    667,736    710,980     284,792 |       289,518             257,108
Liabilities subject to                                                      |
  compromise(f)................        --         --         --     220,234 |            --                  --
Total debt (including current                                               |
  maturities)(f)...............   151,466    335,462    384,710     152,977 |       148,435             133,960
Convertible preferred stock....    33,008     19,997      6,277       5,915 |            --                  --
Common stockholders' equity                                                 |
  (deficit)....................   215,381    219,207    215,857    (149,172)|        65,000              59,487

---------------
(a) We adopted SFAS No. 142 on June 30, 2001. Had our Predecessor Company adopted SFAS No. 142 as of April 1, 1997, the following proforma amounts would have been reported (in thousands):

                                                                      PREDECESSOR COMPANY
                                                           -----------------------------------------
                                                                     YEARS ENDED MARCH 31,
                                                           -----------------------------------------
                                                             1998       1999      2000       2001
                                                           --------   --------   -------   ---------
Depreciation and amortization............................  $  7,662   $ 18,654   $19,673   $  19,694
Operating income (loss) from continuing operations.......   (27,260)   (25,985)   30,277    (300,663)
Loss from continuing operations before cumulative effect
  of change in accounting principle and extraordinary
  items..................................................   (32,250)   (41,910)   (6,045)   (361,675)
Loss applicable to common stock..........................   (39,150)   (44,546)   (7,690)   (361,970)
Loss per share basic and diluted:
  Loss from continuing operations before cumulative
    effect of change in accounting principle and
    extraordinary items..................................  $  (1.90)  $  (1.09)  $ (0.15)  $   (6.12)
  Loss applicable to common stock........................  $  (1.89)  $  (1.11)  $ (0.14)  $   (6.12)

(b) During the third quarter of Fiscal 2001, the Predecessor Company changed its method of assessing goodwill impairment and recorded a $280.1 million charge to write-off all unamortized goodwill and intangibles.

(c) Non-cash and non-recurring expenses consist of the following items (in thousands):

                                                  PREDECESSOR COMPANY                    |    REORGANIZED
                                -------------------------------------------------------- |      COMPANY
                                       YEARS ENDED MARCH 31,                             | -----------------
                                -----------------------------------   THREE MONTHS ENDED | NINE MONTHS ENDED
                                 1998      1999      2000     2001      JUNE 30, 2001    |  MARCH 31, 2002
                                -------   -------   ------   ------   ------------------ | -----------------
                                                                                         |
Non-cash warrant compensation                                                            |
  expense.....................  $30,588   $(6,776)  $    0   $    0         $    0       |      $    0
Impairment of long-lived and                                                             |
  other assets................   11,305    17,983     (210)   5,828          1,941       |       3,944
Severance, facility closure                                                              |
  charges and other...........    1,655     1,776    5,224      571              0       |           0
Merger related costs..........        0     3,213        0        0              0       |           0
                                -------   -------   ------   ------         ------       |      ------
                                $43,548   $16,196   $5,014   $6,399         $1,941       |      $3,944
                                =======   =======   ======   ======         ======       |      ======

(d) The extraordinary charge incurred in Fiscal 1999 relates to prepayment penalties, fees, and other costs incurred to refinance debt, net of related income tax benefit. The extraordinary gain recognized during the three months ended June 30, 2001 relates to the discharge of indebtedness in accordance with the Plan.

(e) In Fiscal 1998, the Predecessor Company incurred a $5.6 million non-cash charge as a result of a beneficial conversion feature of its preferred stock. Fiscal 2000 includes $1.2 million in special dividends paid in connection with the redemption of $5.0 million principal amount of Series A and Series B convertible preferred stock.

(f) Total debt at March 31, 2001 excludes $182.9 million of debt classified within liabilities subject to compromise.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-K which address activities, events or developments that the we expect or anticipate will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. See "Risk Factors" included in Part I, Item 1 of this Report for a discussion of the factors that could have a significant impact on our financial condition or results of operations.

     The purpose of the following discussion is to facilitate the understanding and assessment of significant changes and trends related to our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part IV, Item 14 of this Report.

GENERAL

     We are one of the largest full-service metals recyclers in the United States, with recycling facilities located in 14 states. We enjoy leadership positions in many major metropolitan markets, including Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix, Salt Lake City, Toledo and Tucson. We have a 28.5% equity ownership position in Southern Recycling, L.L.C., the largest scrap metals recycler in the Gulf Coast region. Our operations consist primarily of the collection and processing of ferrous and non-ferrous metals. We collect industrial scrap and obsolete scrap, process it into reusable forms and supply the recycled metals to our customers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters and metal brokers. We believe that we provide one of the most comprehensive offerings of both ferrous and non-ferrous scrap and other purchased scrap, such as turnings, cast and broken furnace iron. We also process non-ferrous metals, including aluminum, copper, stainless steel, brass, titanium and high temperature alloys, using similar techniques and through application of our proprietary technologies.

     We have achieved a leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. In making acquisitions, we have focused on major metropolitan markets where prime industrial and obsolete scrap metals (automobiles, appliances and industrial equipment) are readily available and from where we believe we can better serve our customer base. In pursuing this strategy, we have acquired regional platform companies to serve as platforms into which subsequent acquisitions could be integrated. We believe that through the integration of our acquired businesses, we have enhanced our competitive position and profitability of the operations because of broader distribution channels, improved managerial and financial resources, greater purchasing power and increased economies of scale.

     Demolition projects, in which we recycle the metals that demolition contractors collect from building and road construction projects also serve as a source of scrap metals for our recycling operations. In addition, we act as demolition contractors in certain of our large metropolitan markets in which we dismantle obsolete machinery, buildings, gasholders and other large structures containing large quantities of metal and, in the process, collect both the ferrous and non-ferrous metals from these sources. Our materials handling expertise and logistics capabilities also afford us unique opportunities to secure sources of scrap which might not be available to smaller competitors. We also operate a bus dismantling business combined with a bus replacement parts business at our Northeast operations.

     At certain of our locations, which are adjacent to commercial waterways, we provide stevedoring services. By providing these services, we increase the utilization of our equipment and diversify our customer base. While traditionally most of our stevedoring efforts have been focused at our Port Newark facility in the Northeast, we have begun to expand these services at our Midwest locations during the fiscal year ended March 31, 2002.

CHAPTER 11 BANKRUPTCY AND PLAN OF REORGANIZATION

     On November 20, 2000, we filed voluntary petitions (Case Nos. 00-4303-00-4331 (SLR)) under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). During the course of the bankruptcy proceedings, which we refer to as the "Chapter 11 proceedings" herein, we operated our businesses as debtors-in-possession. The bankruptcy filing resulted from a sequence of events stemming primarily from significant operating losses and decreased liquidity experienced during Fiscal 2001, which culminated in our Predecessor Company's inability to make a $9 million interest payment on its 10% Senior Subordinated Notes, due May 2008 (the "Subordinated Notes") on November 15, 2000. Our Predecessor Company's operating results and the resulting decrease in liquidity were primarily due to unprecedented cycles of declines in prices and demand for scrap metals exacerbated by high levels of fixed costs associated with our Predecessor Company's highly leveraged capital structure.

     On May 4, 2001, in furtherance of an agreement we had reached with holders of a significant percentage of our Predecessor Company's pre-petition debt prior to the initiation of the Chapter 11 proceedings, we filed a Joint and Amended Plan of Reorganization (the "Plan") pursuant to Chapter 11 of the Bankruptcy Code. The Plan was confirmed by the Bankruptcy Court and became effective on June 29, 2001 (the "Effective Date").

     As used in this Report, the term "Predecessor Company" refers to the Company and its operations for periods prior to the Effective Date, while the term "Reorganized Company" refers to the Company and its operations for periods after that date.

     The following is a summary of certain material provisions of the Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Plan, as filed with the Securities and Exchange Commission and the Bankruptcy Court. The Plan provided for, among other things, the following:

     - Junior Secured Note Claims -- on June 29, 2001, the holders of the Predecessor Company's $30 million par amount, 12 3/4% Junior Secured Notes, due June 2004 (the "Junior Secured Notes"), received new junior secured notes aggregating $34.0 million (the "New Notes"). The New Notes bear interest at 12 3/4% and are due on June 15, 2004. The par amount of the New Notes represents the par amount of the Junior Secured Notes plus accrued and unpaid interest through June 29, 2001.

     - General Trade Claims or "Class 5 Claims" -- the holders of the general trade claims of the Predecessor Company who elected not to receive common stock, par value $.01 per share ("Common Stock") of the Reorganized Company will receive cash payments totaling 30% of their allowed claim. Such payments will be made, without interest, in four equal annual installments, with the first installment payable on June 30, 2002. As of June 29, 2001, we established a payable of $1.3 million representing our liability recorded in connection with the estimated fair value of the allowed Class 5 Claims.

     - Impaired Unsecured Claims or "Class 6 Claims" -- the holders of the Subordinated Notes and the holders of the Predecessor Company's general trade claims who elected (or are otherwise deemed under the Plan to have elected) on their ballot to be treated as an allowed Class 6 Claim, will receive a total of 9,900,000 shares of Common Stock. As of March 31, 2002, we have issued 8,946,370 shares of Common Stock to holders of allowed Class 6 Claims. The initial distribution of Common Stock on account of Class 6 Claims was based on an estimate of Class 6 Claims. The estimate of total Class 6 Claims in the initial distribution was comprised of resolved claims and reserves for unresolved claims. We have filed objections with the Bankruptcy Court related to unresolved claims. Additional distributions of Common Stock will be made after the unresolved claims are either resolved through agreement of the parties or by a final order of the Bankruptcy Court.

     - Preferred Stockholder and Old Common Stockholder or "Equity Claims" -- On June 29, 2001, the holders of the Predecessor Company's convertible preferred stock and common stock received their pro-rata share of 100,000 shares of Common Stock and warrants (designated as "Series A Warrants") to purchase 750,000 shares of Common Stock. The Series A Warrants are immediately exercisable at a price per share equal to the total amount of liabilities (allowed under Class 6 of the Plan) converted into Common Stock in accordance with the Plan divided by 10,000,000. We currently estimate the exercise price of the Series A Warrants to be approximately $21.50 per share.

     - Other Significant Provisions -- as of June 29, 2001, our Board of Directors consists of the following non-employee directors: Daniel W. Dienst, John T. DiLacqua, Kevin P. McGuinness and Harold "Skip" Rouster. Albert A. Cozzi serves as Chairman of the Board of Directors and Chief Executive Officer.

     - A Management Equity Incentive Plan was approved under the Plan and provides for the issuance of warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $6.50 per share (designated as "Series B Warrants") and warrants to purchase 500,000 shares of Common Stock at an exercise price of $12.00 per share (designated as "Series C Warrants").

     As of June 30, 2001, we adopted fresh-start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under fresh-start reporting, the reorganization fair value was allocated to our assets; the Predecessor Company's accumulated deficit, Series B and Series C convertible preferred stock, common stock, warrants and options, and Subordinated Notes were eliminated; and equity in the Reorganized Company was recorded.

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

CRITICAL ACCOUNTING POLICIES

     The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR No. 60"), which suggests that companies provide additional disclosure and commentary on those accounting policies considered most critical. Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

     We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

  Revenue recognition

     Revenues for processed product sales are recognized when title passes to the customer and for services as they are performed. Revenue relating to brokered sales are recognized upon receipt of the materials by the customer. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are accrued against revenues as incurred.

  Accounts receivable and allowance for uncollectible accounts receivable

     Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $2.4 million and $1.6 million at March 31, 2002 and 2001, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with accounts, changes in collection patterns and general industry conditions.

     As indicated in the section titled "Risk Factors -- The loss of any significant customers could adversely affect our results of operations or financial condition," general weakness in the steel and metals sectors over the last few years has led to bankruptcy filings by many of our customers which have caused us to recognize additional allowances for uncollectible accounts receivable. While we believe our allowance for uncollectible accounts receivable is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings.

  Inventory

     Our inventories primarily consist of ferrous and non-ferrous scrap metals and are valued at the lower of average purchased cost or market. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. As indicated in the section titled "Risk Factors -- Prices of commodities we own may be volatile," we are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to rapidly turn our inventories.

  Property and equipment held for sale

     We continually review our scrap metals operations to evaluate the long term economic viability of certain of our investments. These reviews result in the identification of redundant property and equipment which we hold for sale. We have classified theses assets as held for sale and have recorded them as a component of current assets as we expect to sell the property and equipment within one year. These assets held for sale have been taken out of production and are recorded at their estimated fair value less costs to dispose, if any. Fair value estimates are based on independent brokers, published used equipment lists and recent experience with similar property and equipment.

  Valuation of long-lived assets and goodwill

     We periodically review the carrying value of certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to record an expense equal to the difference between the fair value of such asset and its carrying value. During the nine months ended March 31, 2002, we recorded an impairment charge of $3.1 million related to a scrap metal operation that we have exited and an impairment charge of $0.8 million related to fixed assets which we abandoned or otherwise intend to sell or dispose of.

     Effective June 30, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires that the goodwill we recorded in connection with fresh-start reporting be reviewed at least annually for impairment based on the fair value method. At March 31, 2002, we determined based on current industry information and other market information, that no impairment existed.

  Self-Insured Reserves

     We are self-insured for health insurance plans offered to many of our employees. Our exposure to health insurance claims is protected by a stop-loss insurance policy. We record a reserve for the estimated cost of incurred but not reported ("IBNR") claims. Our estimate is based on a lag estimate calculated by our insurance plan administrator and our historical claims experience. The lag accrual that we establish is based on recent actual claims paid.

  Contingencies

     We accrue reserves for estimated liabilities, which include environmental remediation and potential legal claims. A loss contingency is accrued when our assessment indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Our estimates are based upon currently available facts and presently enacted laws and regulations. These estimated liabilities are subject to revision in future periods based on actual costs or new information.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. Please refer to our audited consolidated financial statements and notes thereto which begin on page F-1 of this Report and contain accounting policies and other disclosures required by generally accepted accounting principles.

RESULTS OF OPERATIONS

  Fiscal 2002 compared to Fiscal 2001

     In order to provide a meaningful basis of comparing Fiscal 2002 to Fiscal 2001 for purposes of the following tables and discussion, the operating results of the Reorganized Company for the nine months ended March 31, 2002, have been combined with the operating results of the Predecessor Company for three months ended June 30, 2001 (collectively referred to as "Fiscal 2002") and are compared to the year ended March 31, 2001 ("Fiscal 2001"). The combining of reorganized and predecessor periods does not result in a presentation that is in accordance with generally accepted accounting principles, but we believe such results will provide meaningful comparisons for net sales, gross profit and general and administrative expenses.

                                                                2002        2001
TWELVE MONTHS ENDED MARCH 31 (IN THOUSANDS)                     ----        ----
Net sales...................................................  $631,063    $ 766,591
Gross profit................................................    72,667       61,874
Operating expenses:
  General and administrative................................    45,923       56,312
  Depreciation and amortization.............................    18,391       23,341
  Goodwill impairment charge................................         0      280,132
  Non-cash and non-recurring expense........................     5,885        6,399
Operating income (loss) from continuing operations..........     2,468     (304,310)
Interest expense............................................    14,619       34,159
Reorganization costs........................................    10,804       15,632
Income taxes................................................         0        8,291
Cumulative effect of change in accounting principle.........       358            0
Extraordinary gain..........................................   145,711            0
Net income (loss) applicable to common stock................  $122,516    $(365,617)

     Our results from operations for Fiscal 2002 were impacted much of the year by the weakening economy. However, since January 2002, our ferrous operations improved as a result of improving economic conditions in the U.S., slowing of imports of steel into the U.S. and firming of export markets for scrap. Our non-ferrous operations, including stainless steel, wire chopping and the high-temperature alloy businesses, did not experience a recovery during Fiscal 2002.

     Consolidated net sales for Fiscal 2002 and for Fiscal 2001 in broad product categories were as follows ($ in millions):

                                                       FISCAL 2002                   FISCAL 2001
                                                --------------------------    --------------------------
                                                            NET                           NET
                                                WEIGHT     SALES       %      WEIGHT     SALES       %
                                                ------     -----       -      ------     -----       -
COMMODITY (WEIGHT IN THOUSANDS)
Ferrous metals (tons).......................      3,938    $374.4     59.3      4,071    $422.0     55.0
Non-ferrous metals (lbs.)...................    447,636     200.3     31.7    528,150     276.4     36.1
Brokerage-ferrous (tons)....................        350      36.6      5.8        310      32.2      4.2
Brokerage-nonferrous (lbs.).................     17,083       6.2      1.0     38,623      17.1      2.2
Other.......................................         --      13.6      2.2         --      18.9      2.5
                                                           ------    -----               ------    -----
                                                           $631.1    100.0               $766.6    100.0
                                                           ======    =====               ======    =====

     Consolidated net sales decreased by $135.5 million (17.7%) to $631.1 million in Fiscal 2002 compared to consolidated net sales of $766.6 million in Fiscal 2001. The decrease in consolidated net sales was primarily due to lower volumes of products shipped coupled with lower average selling prices. Through December 2001, scrap metals prices were impacted by the weakening economy contributing to lower industrial output that negatively impacted both supply and demand for scrap metals. However, since January 2002, ferrous scrap metals prices and volumes have increased which contributed to a profitable quarter for the three months ended March 31, 2002.

     Ferrous sales decreased by $47.6 million (11.3%) to $374.4 million in Fiscal 2002 compared to ferrous sales of $422.0 million in Fiscal 2001. The decrease was mainly a result of lower shipments and lower average sales prices realized during the nine months ended December 31, 2001. During the three months ended March 31, 2002, ferrous sales improved as a result of increased volume and prices. Since January 2002, we have seen improvement in domestic demand for ferrous scrap and export opportunities are also available.

     Non-ferrous sales decreased by $76.1 million (27.5%) to $200.3 million in Fiscal 2002 compared to non-ferrous sales of $276.4 million in Fiscal 2001. The decrease was primarily due to lower unit shipments and lower average selling prices. Since November 2001, demand from the aerospace industry has declined substantially which resulted in lower average selling prices and units sales for non-ferrous metals including titanium and high-temperature alloys.

     Brokerage ferrous sales increased by $4.4 million (13.7%) to $36.6 million in Fiscal 2002 compared to brokerage ferrous sales of $32.2 million in Fiscal 2001. The increase was a result of more tons brokered (13%) during Fiscal 2002. During Fiscal 2001, brokerage transactions were limited by the effects of our bankruptcy. During the three months ended March 31, 2002, our brokerage ferrous sales were $10.9 million, an increase of $4 million and $7 million from the three months ended December 31, 2001 and the three months ended March 31, 2001, respectively. The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap are generally associated with higher unit prices.

     Brokerage non-ferrous sales decreased by $10.9 million (63.7%) to $6.2 million in Fiscal 2002 compared to brokerage non-ferrous sales of $17.1 million in Fiscal 2001. Brokerage non-ferrous volume declined by 21.5 million pounds and average realized sales prices declined by $0.08 per pound during Fiscal 2002 compared to Fiscal 2001. Margins associated with brokered non-ferrous metals are narrow so variations in this product category are not as significant to us as variations in other product categories.

     Gross profit was $72.7 million (11.5% of sales) in Fiscal 2002 compared to gross profit of $61.9 million (8.1% of sales) in Fiscal 2001. Gross profit as a percentage of sales in Fiscal 2002 reflects significant improvement from Fiscal 2001 as a result of better buying practices and reductions in operating expenses.

     General and administrative expenses were $45.9 million (7.3% of sales) in Fiscal 2002 compared to general and administrative expenses of $56.3 million (7.3% of sales) in Fiscal 2001. General and administrative expenses have declined by over 18% during Fiscal 2002 from Fiscal 2001 due to reductions in headcount and other cost containment initiatives implemented during Fiscal 2002.

     Depreciation and amortization expense was $18.4 million (2.9% of sales) in Fiscal 2002 compared to depreciation and amortization expense of $23.3 million (3.0% of sales) in Fiscal 2001. The decrease in depreciation and amortization expense was the result of the goodwill impairment charge recorded as of October 1, 2000 which resulted in the elimination of goodwill amortization expense for periods after October 1, 2000. Prior to the goodwill impairment charge, goodwill amortization was approximately $8 million annually. Depreciation expense has remained relatively constant as we operated with the same installed base of equipment during Fiscal 2002 and Fiscal 2001.

     In Fiscal 2001, the Predecessor Company changed its method of accounting for assessing whether an impairment existed in the recorded amount of acquired business unit goodwill and other intangible assets from an undiscounted cash flow method to a fair value method. As a result of applying the fair value method, the Predecessor Company recorded a goodwill impairment charge of $280.1 million in Fiscal 2001 (see Note 1 to the consolidated financial statements included in Part IV, Item 14 of this Report).

     Non-cash and non-recurring expense was $5.9 million in Fiscal 2002. We recorded an impairment charge of $3.1 million related to one of our operations which we are in the process of exiting and an impairment charge of $2.8 million related to fixed assets which are to be sold or otherwise abandoned. Non-cash and non-recurring expense was $6.4 million in Fiscal 2001, which primarily represents asset impairments (see Note 4 to the consolidated financial statements included in Part IV, Item 14 of this Report).

     Interest expense was $14.6 million (2.3% of sales) in Fiscal 2002 compared to interest expense of $34.2 million (4.4% of sales) in Fiscal 2001. The decrease in interest expense was a result of lower borrowings under credit facilities, lower interest rates on borrowings under credit facilities, and the elimination of interest expense related to unsecured debt after the Petition Date, including but not limited to interest on the Subordinated Notes. Interest expense related to the Subordinated Notes was $1.5 million per month prior to the Petition Date. Borrowings on credit facilities are at variable rates tied to the prime rate of interest, which has declined by 4.75% per annum since January 2001.

     Reorganization costs mainly represent professional fees, liabilities for rejected contracts and settlements, fresh-start adjustments and other expenses associated with the Chapter 11 proceedings (see Note 2 to the consolidated financial statements included in Part IV, Item 14 of this Report). We will continue to incur additional reorganization costs until all of the claims arising from the Chapter 11 proceedings have been adjudicated. The additional costs are not expected to be significant.

     As a result of our past losses and uncertainties regarding our ability to generate taxable income, we have determined that it is more likely than not that we will not realize recorded tax benefits. As a result, we have fully reserved our net deferred tax assets as of March 31, 2002. In Fiscal 2001, we recorded an income tax expense of $8.3 million during the six months ended September 30, 2000 in order to provide a valuation allowance against net deferred tax assets.

     On April 1, 2001, we adopted SFAS No. 133, "Accounting for Derivatives and Hedges" (as amended). The cumulative effect of adopting SFAS No. 133 resulted in an after-tax decrease in net earnings of $0.4 million.

     We recognized an extraordinary gain of $145.7 million related to the cancellation of our Subordinated Notes and other unsecured claims in the Chapter 11 proceedings (see Note 3 to the consolidated financial statements included in Part IV, Item 14 of this Report).

     Net income was $122.5 million in Fiscal 2002 compared to a net loss of $365.6 million in Fiscal 2001. The improvement was a result of an extraordinary gain associated with cancellation of indebtedness, lower interest and general and administrative expenses, and the elimination of goodwill amortization.

  Fiscal 2001 compared to Fiscal 2000

     Our Predecessor Company's results of operations for Fiscal 2001 were negatively impacted by the adverse market conditions prevalent in the steel and scrap metals sectors during the year. These market conditions were characterized by weak demand for scrap metals combined with an abundant supply causing prices for scrap metals to decline precipitously. This decline resulted in part from the increase in scrap imports flowing into the United States. During this period of adverse market conditions, our sales were significantly lower than expected. Accordingly, we were unable to implement our strategy of maximizing inventory turns, resulting in losses associated with holding commodity inventories during declining markets. Additionally, we were unable to reduce operating expenses commensurately with volume which precluded us from covering fixed expenses and caused losses. Weak markets conditions in the steel sector during Fiscal 2001 also led to bankruptcy filings by certain of our customers including, but not limited to, LTV Steel Company, Inc. and Northwestern Steel and Wire Company. Bankruptcies of steel customers resulted in uncollected receivables of approximately $4.9 million during Fiscal 2001.

     Consolidated net sales for Fiscal 2001 and for the year ended March 31, 2000 ("Fiscal 2000") in broad product categories were as follows ($ in millions):

                                                       FISCAL 2001                   FISCAL 2000
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
                                                           ======    =====               ======    =====

     Consolidated net sales decreased by $148.5 million (16.2%) to $766.6 million in Fiscal 2001 compared with consolidated net sales of $915.1 million in Fiscal 2000. The decrease in consolidated net sales was primarily due to lower volumes of ferrous and non-ferrous products sold during the period and lower average realized sales prices for ferrous commodities.

     Ferrous sales decreased by $60.6 million (12.6%) in Fiscal 2001 compared to ferrous sales in Fiscal 2000. During Fiscal 2001, revenues were negatively impacted by deteriorating conditions in the scrap metals and steel industries which resulted in lower demand for ferrous metals and lower average realized sales prices which declined by $7 per ton for processed ferrous metals. Ferrous sales were also reduced by $3.5 million of sales adjustments recorded during December 2000 as a result of bankruptcy filings by two domestic steel companies.

     Non-ferrous sales decreased by $12.2 million (4.2%) in Fiscal 2001 compared to non-ferrous sales in Fiscal 2000. The decrease was primarily due to unit sales declining by 55.7 million pounds, offset by a $.03 per pound increase in average realized sales prices. Our average selling price for the non-ferrous product category is impacted by market conditions and the product mix of non-ferrous metals sold. The majority of our non-ferrous sales are derived from copper, aluminum and stainless steel.

     Brokerage ferrous sales decreased by $71.4 million (68.9%) in Fiscal 2001 compared to brokerage ferrous sales in Fiscal 2000. The decrease was primarily due to a contraction in our brokerage business resulting from credit concerns in trading markets of our brokerage customers.

     Brokerage non-ferrous sales decreased by $3.4 million (16.6%) in Fiscal 2001 compared to brokerage non-ferrous sales in Fiscal 2000. Although average realized sales prices for brokered non-ferrous products were $0.16 per pound higher in Fiscal 2001 compared to Fiscal 2000, the volume of non-ferrous metals brokered decreased by 34.3 million pounds in Fiscal 2001.

     Gross profit was $61.9 million (8.1% of sales) in Fiscal 2001 compared to gross profit of $110.0 million (12.0% of sales ) in Fiscal 2000. The decrease in consolidated gross profit reflects lower sales, increased operating expenses compared with Fiscal 2000 and weakening market conditions for scrap metals. The decreases in scrap metals prices in Fiscal 2001 also resulted in the recognition of inventory losses further reducing gross margins.

     General and administrative expenses were $56.3 million (7.3% of sales) in Fiscal 2001 compared to general and administrative expenses of $55.0 million (6.0% of sales) in Fiscal 2000. During Fiscal 2001, we took actions to reduce personnel-related costs and began to realize the benefit of these cost reduction initiatives during the fourth quarter of Fiscal 2001. The overall increase in general and administrative expenses in Fiscal 2001 was primarily due to higher health insurance costs which offset declines in other categories of administrative expenses.

     Depreciation and amortization expense was $23.3 million (3.0% of sales) in Fiscal 2001 compared to depreciation and amortization expense of $27.2 million (3.0% of sales) in Fiscal 2000. The decrease in depreciation and amortization expense was the result of the goodwill impairment charge recorded as of October 1, 2000 which resulted in the elimination of goodwill amortization expense for periods after October 1, 2000.

     On October 1, 2000, the Predecessor Company changed its method of accounting for assessing whether an impairment existed in the recorded amount of acquired business unit goodwill and other intangible assets from an undiscounted cash flow method to a fair value method. As a result of applying the fair value method, the Predecessor Company recorded a goodwill impairment charge of $280.1 million in Fiscal 2001 (see Note 1 to the consolidated financial statements included in Part IV, Item 14 of this Report).

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

     As a result of uncertainties regarding our ability to realize previously recognized tax benefits following the initiation of the Chapter 11 proceedings, we recorded an income tax expense of $8.3 million during the six months ended September 30, 2000 in order to provide a valuation allowance against net deferred tax assets. We fully reserved any tax benefits associated with our operating losses.

     Net loss, after preferred stock dividends, was $365.6 million ($6.18 per share) in Fiscal 2001 compared to a net loss, after preferred stock dividends, of $13.9 million ($0.26 per share) in Fiscal 2000. The increase in the net loss was primarily due to the goodwill impairment charge recorded in Fiscal 2001, expenses associated with the Chapter 11 proceedings, as well as higher operating losses incurred as a result of deteriorating conditions in the scrap metals industry in Fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

  Working Capital and Cash Flows

     Our accounts receivable balances decreased from $79.6 million at March 31, 2001 to $61.5 million at March 31, 2002 principally due to improved collections.

     Our accounts payable balances increased from $37.9 million at March 31, 2001 to $42.9 million at March 31, 2002. The increase in accounts payable resulted principally from improvements in credit terms received from trade suppliers.

     Inventory levels can vary significantly among our operations and with changes in market conditions. Our inventories consist of the following categories (in thousands):

                                                   REORGANIZED   |   PREDECESSOR
                                                     COMPANY     |     COMPANY
                                                  MARCH 31, 2002 |  MARCH 31, 2001
                                                  -------------- |  --------------
                                                                 |
Ferrous metals..................................     $19,654     |     $20,685
Non-ferrous metals..............................      16,807     |      18,050
Other...........................................         820     |       1,038
                                                     -------     |     -------
                                                     $37,281     |     $39,773
                                                     =======     |     =======

     Ferrous inventory dollars decreased due to lower units of ferrous metals on hand at March 31, 2002 compared to March 31, 2001. Non-ferrous inventory decreased as a result of lower units of non-ferrous materials on hand coupled with lower average purchase prices at March 31, 2002 compared to March 31, 2001.

     During Fiscal 2002, we generated $31.2 million of cash from operating activities. During this period, our operations generated $10.2 million of cash, which was supplemented by cash flows in changes in working capital including accounts receivable, inventories and accounts payable that generated cash flows of $13.8 million, $2.5 million and $1.3 million, respectively.

     During Fiscal 2002, we used $3.3 million of cash for investing activities. Purchases of property and equipment were $4.7 million, while we generated $1.7 million of cash from the sale of redundant fixed assets.

     During Fiscal 2002, our financing activities used $28.5 million of cash. Cash generated from operations were used to repay borrowings under the credit facilities.

  Indebtedness

     As a result of the consummation of the Plan, we substantially reduced the amount of our overall indebtedness. As of March 31, 2002, our total indebtedness was approximately $134 million. Although the Plan resulted in a reduction in debt, further improvements in our liquidity position will depend on the success of initiatives we are undertaking to reduce operating expenses and the effects on our liquidity of changes in the market conditions in the scrap metals industry. Our uses of capital are expected to include working capital for operating expenses and satisfaction of current liabilities, capital expenditures, payment of reorganization expenses, and interest and other payments on outstanding borrowings.

     On the Effective Date, our $200 million debtor-in-possession credit facility was replaced by a $150 million revolving credit and letter of credit facility (the "Credit Agreement"). The Credit Agreement was entered into by Bankers Trust Company, as agent for the lenders thereunder, the lenders a party thereto and us and expires on June 29, 2003. The Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit of $33.9 million as of March 31, 2002, which amortizes by $2.4 million on a quarterly basis and under certain other conditions. In addition, as of March 31, 2002, approximately $11.6 million of supplemental availability is provided under the Credit Agreement, subject to periodic amortization of $1.2 million each quarter and other reductions. A security interest in substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries, has been granted to the agent under the new credit facility to secure our obligations under the Credit Agreement. The Credit Agreement provides us with the option of borrowing based either on the prime rate (as specified by Deutsche Bank AG, New York Branch) or the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the Credit Agreement, we pay a fee of .375% on the undrawn portion of the credit facility. In consideration for the Credit Agreement, we paid a closing fee of $1 million and may be required to pay a $2 million facility fee on June 29, 2002, unless we are able to meet certain financial objectives. We currently expect that we will be required to pay the $2 million facility fee on June 29, 2002.

     The Credit Agreement requires us to meet certain financial tests, including an interest coverage ratio and leverage ratio (as defined in the Credit Agreement) as follows:

                                                 MINIMUM INTEREST       MAXIMUM
TWELVE MONTH PERIOD ENDING                        COVERAGE RATIO     LEVERAGE RATIO
--------------------------                       ----------------    --------------
06/30/02.......................................    1.90 to 1.00       5.25 to 1.00
09/30/02.......................................    2.00 to 1.00       4.90 to 1.00
12/31/02.......................................    2.10 to 1.00       4.65 to 1.00
03/31/03 and the last day of each fiscal
  quarter ending thereafter....................    2.10 to 1.00       4.25 to 1.00

     The Credit Agreement limits our capital expenditures to $16 million each fiscal year. The Credit Agreement also contains restrictions which, among other things, limit our ability to (i) incur additional indebtedness; (ii) pay dividends; (iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on our assets and (viii) other matters customarily restricted in such agreements. We were in compliance with all financial covenants as of March 31, 2002. As of May 30, 2002, we had outstanding borrowings of approximately $102 million under the Credit Agreement and undrawn availability of approximately $18 million.

     Our ability to meet financial ratios and tests in the future may be affected by events beyond our control, including fluctuations in operating cash flows and working capital, and the timing of fixed asset sales. While we currently expect to be in compliance with the covenants and satisfy the financial ratios and tests in the future, there can be no assurance that we will meet such financial ratios and tests or that we will be able to obtain future amendments or waivers to the Credit Agreement, if so needed, to avoid a default. In the event of default, the lenders could elect to not make loans to us and declare all amounts borrowed under the Credit Agreement to be due and payable.

     Pursuant to our Plan, the Junior Secured Notes were exchanged for New Notes, having an outstanding principal balance of $34.0 million. The New Notes mature on June 15, 2004 and bear interest at the rate of 12 3/4% per annum. Interest on the New Notes is payable semi-annually during June and December of each year. The New Notes are our senior obligations and rank equally in right of payment to all of our unsubordinated debt, including our indebtedness under the Credit Agreement, and senior in right of payment to all of our subordinated debt. A second priority lien on substantially all of our personal property, plant (to the extent it constitutes fixtures) and equipment has been pledged as collateral against the New Notes.

     The New Notes are redeemable at our option (in multiples of $10 million) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest. The New Notes are redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event we experience a change of control (as defined in the indenture governing the

New Notes). We are required to redeem all or a portion of the New Notes at a repurchase price of 100% of the principal amount thereof, plus accrued and unpaid interest, in the event we make certain asset sales.

     The indenture governing the Junior Secured Notes was amended and restated in accordance with our Plan in order to reflect, among other things, the increase in the principal amount of the New Notes. The Indenture, as amended, contains restrictions including limits on, among other things, our ability to:
(i) incur additional indebtedness; (ii) pay dividends or distributions on our capital stock or repurchase our capital stock; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) create liens on our assets;
(vi) enter into transactions with affiliates; (vii) transfer or consolidate with another company; and (viii) transfer and sell assets or enter into sale and leaseback transactions.

  Future Capital Requirements

     Our future cash needs will be driven by working capital requirements (including interest payments on the New Notes), planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves. While we have no pending acquisitions, we may choose to consider selective opportunities for "tuck-in" acquisitions in Fiscal 2003. Capital expenditures were approximately $5 million in Fiscal 2002 representing approximately 25% of depreciation expense in Fiscal 2002. Capital expenditures are planned to be approximately $10 million in Fiscal 2003 reflecting primarily replacement investments. On June 15, 2002, we are required to make a $2.2 million coupon payment on the New Notes. On June 29, 2002, we expect that we will be required to pay a facility fee of $2 million under the terms of the Credit Agreement. We do not expect such capital expenditures nor interest payments and fees to have a material adverse effect on our liquidity. We expect to fund our working capital needs, interest payments and capital expenditures with cash generated from operations, supplemented by undrawn borrowing availability under the Credit Agreement.

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

     Our Credit Agreement expires on June 29, 2003. Although we expect to be able to renew the Credit Agreement prior to June 2003, there is no assurance that this will be the case. If we cannot renew our Credit Agreement on favorable terms, we may be required to seek alternative financing for our working capital needs. The terms on which we may be able to obtain replacement financing may not be as favorable as under the Credit Agreement and may cause dilution to holders of our Common Stock.

     The Predecessor Company historically financed a part of its operations through the issuance of common stock or convertible preferred stock. Since we recently emerged from bankruptcy and a market for our Common Stock has developed, we may issue equity in the future to finance our operations. The issuance of equity would dilute the ownership of the existing shareholders.

  Contractual Obligations and Commercial Commitments

     We have assumed various financial obligations and commitments in the normal course of our operations and financing activities. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. The following table represents the scheduled maturities of our long-term contractual obligations as of March 31, 2002 (in thousands):

FISCAL YEAR ENDING MARCH 31,      2003        2004       2005       2006      2007     THEREAFTER
----------------------------     -------    --------    -------    ------    ------    ----------
Long-term debt.................  $ 2,178    $    163    $34,114    $   49    $   53     $   185
Capital lease obligations......      143          13          4         4         0           0
Credit Agreement...............        0      97,054          0         0         0           0
Operating leases...............    7,724       6,719      5,473     4,387     3,381      25,453
Other contractual
  obligations..................      652         652        575       425         0           0
                                 -------    --------    -------    ------    ------     -------
     Total contractual cash
       obligations.............  $10,697    $104,601    $40,166    $4,865    $3,434     $25,638
                                 =======    ========    =======    ======    ======     =======

     We also enter into letters of credit in the ordinary course of operating and financing activities. As of March 31, 2002, we had outstanding letters of credit of $3.2 million which expire in Fiscal 2003.

     In November 2001, we amended our lease agreement for real property on which we operate a scrap metals recycling facility in Houston, Texas. The lease agreement expires on October 31, 2006 and provides for, among other things, an option for the lessor to sell the real property to us beginning on the 22nd month of the lease. We also have an option to purchase the real property beginning on the 22nd month of the lease. The purchase price for the real property is based on the month in which the option is exercised as follows:

                                                              PURCHASE AMOUNT
DATE OF EXERCISE                                              (IN THOUSANDS)
----------------                                              ---------------
Months 22 - 24..............................................      $4,000
Months 25 - 48..............................................      $4,250
Months 49 - 60..............................................      $4,500

     We also have an option to purchase real property in Tucson, Arizona, where we currently operate a scrap metals recycling facility, for $1.1 million. The purchase option must be exercised before December 31, 2002. If we choose not to exercise the option, we will forfeit a $0.2 million deposit.

RELATED PARTY TRANSACTIONS

     In the Chapter 11 proceedings, the Official Committee of Unsecured Creditors was represented by CIBC World Markets Corp. ("CIBC"), a company in which Daniel W. Dienst, now a director of our company, is a managing director. Professional fees paid to CIBC during Fiscal 2001 and Fiscal 2002 were approximately $0.4 million and $2.6 million, respectively. Fees paid to CIBC during Fiscal 2002 include restructuring success fees of $2.1 million, paid as follows: i) $1.05 million in cash and ii) $1.05 million paid through the issuance of 161,538 shares of Common Stock (at $6.50 per share).

     We utilize legal services from Mayer, Brown, Rowe and Maw, a firm in which David A. Carpenter, our former General Counsel, is a partner. Fees paid to Mayer, Brown, Rowe and Maw during Fiscal 2002 were approximately $1.2 million.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the use of the pooling-of-interests method. SFAS No. 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. The carrying value of such assets will be evaluated for impairment on an annual basis using the fair value method. Identifiable intangible assets with definite lives will continue to be amortized over their useful lives and reviewed periodically for impairment.

     In accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and the application of fresh-start reporting, we adopted SFAS No. 141 and SFAS No. 142 as of June 30, 2001. The adoption of SFAS No. 141 had no impact on the consolidated financial statements as we had no recorded goodwill or intangible assets at adoption. The adoption of SFAS No. 142 resulted in the classification of the reorganization intangible recognized in fresh-start reporting as goodwill with an indefinite life. As a result, goodwill of $15.5 million is not being amortized, but is being reviewed annually for impairment. Our assessment indicated that no impairment existed at March 31, 2002.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale, although it retains many of the fundamental recognition and measurement provisions of SFAS No. 121. We adopted SFAS No. 144 as of April 1, 2002 and the adoption did not have a material impact on our consolidated financial position or results of operations.

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

COMMODITY PRICE RISK

     We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals which are at times volatile. See the discussion under the heading "Risk Factors -- The metals recycling industry is highly cyclical," included in Part I, Item 1 of this Report. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices.

     We employ various strategies to mitigate the risk of fluctuations in the price of non-ferrous metals. None of the instruments employed by us to hedge these risks are entered into for trading purposes or speculation, but instead are effected as hedges of underlying physical transactions and commitments. All hedges are recorded at fair value with adjustments to the fair values recorded in the statement of operations.

INTEREST RATE RISK

     We are exposed to interest rate risk on our long-term fixed interest rate indebtedness and on our floating rate borrowings. As of March 31, 2002, long-term fixed borrowings consisted mainly of $34.0 million of New Notes which bear interest at a fixed rate of 12 3/4%. Changes in interest rates could cause the fair market value of indebtedness with a fixed interest rate to increase or decrease, and thus increase or decrease the amount required to refinance the indebtedness. As of March 31, 2002, variable rate borrowings mainly consisted of outstanding borrowings of $97 million under our Credit Agreement. Our borrowings on our Credit Agreement bear interest on either the prime rate of interest or LIBOR plus a margin. Any increase in either base rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values and estimated fair values of futures contracts and long-term debt were as follows at March 31, (in thousands):

                                                        REORGANIZED COMPANY  |  PREDECESSOR COMPANY
                                                                2002         |          2001
                                                        -------------------- |  --------------------
                                                        CARRYING      FAIR   |  CARRYING      FAIR
                                                         AMOUNT      VALUE   |   AMOUNT      VALUE
                                                        --------     -----   |  --------     -----
                                                                             |
Futures contracts...................................    $    544    $    544 |  $    617    $    259
Long-term debt, less current maturities.............    $131,639    $118,903 |  $150,533    $146,682
Debt subject to compromise..........................    $      0    $      0 |  $182,895    $  3,345

     As a result of adopting SFAS No. 133 on April 1, 2001, the carrying amounts of futures contracts are equal to the fair values as determined from market quotes. The fair values of long-term debt were determined from either market quotes or from instruments with similar terms and maturities.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS:

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF METAL MANAGEMENT, INC. AND
                                  SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   F-1
Consolidated Statements of Operations -- nine months ended
  March 31, 2002 (Reorganized Company), three months ended
  June 30, 2001 and the years ended March 31, 2001 and 2000
  (Predecessor Company).....................................   F-2
Consolidated Balance Sheets -- March 31, 2002 (Reorganized
  Company) and March 31, 2001 (Predecessor Company).........   F-3
Consolidated Statements of Cash Flows -- nine months ended
  March 31, 2002 (Reorganized Company), three months ended
  June 30, 2001 and the years ended March 31, 2001 and 2000
  (Predecessor Company).....................................   F-4
Consolidated Statements of Stockholders' Equity -- nine
  months ended March 31, 2002 (Reorganized Company), three
  months ended June 30, 2001 and the years ended March 31,
  2001 and 2000 (Predecessor Company).......................   F-5
Notes to Consolidated Financial Statements..................   F-6

(2) FINANCIAL STATEMENT SCHEDULES:
Schedule II -- Valuation and qualifying accounts -- for the
  nine months ended March 31, 2002 (Reorganized Company),
  the three months ended June 30, 2001 and the years ended
  March 31, 2001 and 2000 (Predecessor Company).............  F-30

     Schedules not listed above have been omitted because they are not required or they are inapplicable.

(3) EXHIBITS:

     A list of the exhibits included as part of this Form 10-K is set forth in the Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

(b) REPORTS ON FORM 8-K:

     We did not file any reports on Form 8-K during the fourth quarter of Fiscal 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois on June 4, 2002.

                                          METAL MANAGEMENT, INC.

                                          By:      /s/ ALBERT A. COZZI
                                            ------------------------------------
                                            Albert A. Cozzi
                                            Chairman of the Board and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 4, 2002.

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

                             METAL MANAGEMENT, INC.
                                 EXHIBIT INDEX

                  NUMBER AND DESCRIPTION OF EXHIBIT
                  ---------------------------------
 2.1     Disclosure Statement with respect to First Amended Joint
         Plan of Reorganization of Metal Management, Inc. and its
         Subsidiary Debtors, dated May 4, 2001 (incorporated by
         reference to Exhibit 2.1 of the Company's Annual Report on
         Form 10-K for the year ended March 31, 2001).
 3.1     Second Amended and Restated Certificate of Incorporation of
         the Company, as filed with the Secretary of State of the
         State of Delaware on June 29, 2001 (incorporated by
         reference to Exhibit 3.1 of the Company's Annual Report on
         Form 10-K for the year ended March 31, 2001).
 3.2     Amended and Restated By-Laws of the Company adopted as of
         June 29, 2001 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended
         March 31, 2001).
 4.1     Amended and Restated Indenture, dated as of June 29, 2001, among the Company and BNY Midwest Trust Company
         (incorporated by reference to Exhibit 4.5 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         2001).
10.1     $150 million Credit Agreement, dated as of June 29, 2001
         (the "Credit Agreement") by and among the Company and its
         subsidiaries named therein and Bankers Trust Company, as
         Agent and the financial institutions parties thereto
         (incorporated by reference to Exhibit 10.1 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         2001).
10.2     Intercreditor Agreement, dated as of June 29, 2001 between
         Bankers Trust Company, as Agent for the lenders under the
         Credit Agreement, and BNY Midwest Trust Company, as Trustee
         under the Indenture (incorporated by reference to Exhibit
         10.2 of the Company's Annual Report on Form 10-K for the
         year ended March 31, 2001).
10.3     Employment Agreement, dated December 1, 1997 between Albert
         A. Cozzi and the Company (incorporated by reference to
         Exhibit 10.12 of the Company's Current Report on Form 8-K
         dated December 1, 1997).
10.4     Employment Agreement, dated December 1, 1997 between Frank
         J. Cozzi and the Company (incorporated by reference to
         Exhibit 10.15 of the Company's Current Report on Form 8-K
         dated December 1, 1997).
10.5     Employment Agreement, dated November 30, 1997 between Larry
         S. Snyder, the Company and Cozzi Iron & Metal, Inc.
         (incorporated by reference to Exhibit 10.21 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         1999).
10.6     Employment Agreement, dated September 1, 2001 between
         William T. Proler and the Company (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form
         10-Q for the period ended December 31, 2001).
10.7     Employment Agreement, dated April 1, 2000 between Michael W.
         Tryon and the Company (incorporated by reference to Exhibit
         10.15 of the Company Annual Report on Form 10-K for the year ended March 31, 2000).
10.8     Form of Outside Director Indemnification Agreement
         (incorporated by reference to Exhibit 10.8 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         2001).
10.9     Letter Agreement, dated June 7, 2001 and June 13, 2001
         between the Company and Albert A. Cozzi reflecting certain modifications to the Employment Agreement of Albert A Cozzi
         (incorporated by reference to Exhibit 10.9 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         2001).
10.10    Letter Agreement, dated June 7, 2001 and June 13, 2001
         between the Company and Frank J. Cozzi reflecting certain
         modifications to the Employment Agreement of Frank J. Cozzi
         (incorporated by reference to Exhibit 10.10 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         2001).

                  NUMBER AND DESCRIPTION OF EXHIBIT
                  ---------------------------------
10.11    Letter Agreement, dated June 7, 2001 and June 13, 2001
         between the Company and Larry S. Snyder reflecting certain modifications to the Employment Agreement of Larry S. Snyder
         (incorporated by reference to Exhibit 10.11 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         2001).
10.12    Letter Agreement, dated June 7, 2001 and June 13, 2001
         between the Company and Michael W. Tryon reflecting certain modifications to the Employment Agreement of Michael W.
         Tryon (incorporated by reference to Exhibit 10.12 of the
         Company's Annual Report on Form 10-K for the year ended
         March 31, 2001).
10.13    Series A Warrant Agreement, dated June 29, 2001 by and among
         Metal Management, Inc. and LaSalle Bank National
         Association, as Warrant Agent (incorporated by reference to
         Exhibit 4.1 of the Company's Annual Report on Form 10-K for
         the year ended March 31, 2001).
10.14    Form of Series B Warrant Agreement (incorporated by
         reference to Exhibit 4.3 of the Company's Annual Report on
         Form 10-K for the year ended March 31, 2001).
10.15    Form of Series C Warrant Agreement (incorporated by
         reference to Exhibit 4.4 of the Company's Annual Report on
         Form 10-K for the year ended March 31, 2001).
10.16    Metal Management, Inc. Management Equity Incentive Plan
         (incorporated by reference to Exhibit 4.2 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         2001).
21.1     Subsidiaries of the Company

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Metal Management, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 38 present fairly, in all material respects, the financial position of Metal Management, Inc. and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 38 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Notes 1, 2 and 3 to the consolidated financial statements, the Company emerged from Chapter 11 bankruptcy on June 29, 2001. Effective June 30, 2001, the Company changed its basis of financial statement presentation to reflect the adoption of "fresh start" accounting.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivatives effective April 1, 2001 and its method of accounting for goodwill and intangible assets effective June 30, 2001.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for assessing whether an impairment exists in the recorded amount of acquired business unit goodwill and other intangible assets in 2001.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
June 5, 2002

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     REORGANIZED   |
                                                       COMPANY     |          PREDECESSOR COMPANY
                                                     ------------  | -------------------------------------
                                                         NINE      |    THREE
                                                     MONTHS ENDED  | MONTHS ENDED    YEAR ENDED MARCH 31,
                                                      MARCH 31,    |   JUNE 30,      ---------------------
                                                         2002      |     2001          2001         2000
                                                     ------------  | ------------    ---------    --------
                                                                   |
Net sales                                              $464,795    |   $166,268      $ 766,591    $915,140
Cost of sales                                           409,180    |    149,216        704,717     805,155
                                                       --------    |   --------      ---------    --------
Gross profit                                             55,615    |     17,052         61,874     109,985
Operating expenses:                                                |
  General and administrative                             34,237    |     11,686         56,312      55,021
  Depreciation and amortization                          13,673    |      4,718         23,341      27,167
  Goodwill impairment (Note 1)                                0    |          0        280,132           0
  Non-cash and non-recurring expenses (Note 4)            3,944    |      1,941          6,399       5,014
                                                       --------    |   --------      ---------    --------
    Total operating expenses                             51,854    |     18,345        366,184      87,202
                                                       --------    |   --------      ---------    --------
Operating income (loss) from continuing operations        3,761    |     (1,293)      (304,310)     22,783
Other income (expense):                                            |
  Income (loss) from joint ventures (Note 1)               (224)   |        (56)        (3,449)        410
  Interest expense                                        9,450    |      5,169         34,159      38,043
  Interest and other income (expense), net                  287    |        111            519        (276)
                                                       --------    |   --------      ---------    --------
Loss from continuing operations before                             |
  reorganization costs, income taxes, cumulative                   |
  effect of change in accounting principle and                     |
  extraordinary gain                                     (5,626)   |     (6,407)      (341,399)    (15,126)
Reorganization costs (Note 2)                               457    |     10,347         15,632           0
                                                       --------    |   --------      ---------    --------
Loss from continuing operations before income                      |
  taxes, cumulative effect of change in accounting                 |
  principle and extraordinary gain                       (6,083)   |    (16,754)      (357,031)    (15,126)
Provision (benefit) for income taxes (Note 9)                 0    |          0          8,291      (2,832)
                                                       --------    |   --------      ---------    --------
Loss from continuing operations before cumulative                  |
  effect of change in accounting principle and                     |
  extraordinary gain                                     (6,083)   |    (16,754)      (365,322)    (12,294)
  Gain on sale of discontinued operations, net of                  |
    income taxes (Note 5)                                     0    |          0              0         376
                                                       --------    |   --------      ---------    --------
Loss before cumulative effect of change in                         |
  accounting principle and extraordinary gain            (6,083)   |    (16,754)      (365,322)    (11,918)
  Cumulative effect of change in accounting                        |
    principle (Note 1)                                        0    |       (358)             0           0
  Extraordinary gain (Note 3)                                 0    |    145,711              0           0
                                                       --------    |   --------      ---------    --------
Net income (loss)                                        (6,083)   |    128,599       (365,322)    (11,918)
Preferred stock dividends                                     0    |          0           (295)     (2,021)
                                                       --------    |   --------      ---------    --------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK           $ (6,083)   |   $128,599      $(365,617)   $(13,939)
                                                       ========    |   ========      =========    ========
NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED:                    |
  Loss from continuing operations before cumulative                |
    effect of change in accounting principle and                   |
    extraordinary gain                                 $  (0.60)   |   $  (0.27)     $   (6.18)   $  (0.27)
  Gain on sale of discontinued operations                  0.00    |       0.00           0.00        0.01
  Cumulative effect of change in accounting                        |
    principle                                              0.00    |      (0.01)          0.00        0.00
  Extraordinary gain                                       0.00    |       2.36           0.00        0.00
                                                       --------    |   --------      ---------    --------
    Net income (loss) per share, basic and diluted     $  (0.60)   |   $   2.08      $   (6.18)   $  (0.26)
                                                       ========    |   ========      =========    ========
Shares used in computation of basic and diluted                    |
  income (loss) per share                                10,120    |     61,731         59,131      54,333
                                                       ========    |   ========      =========    ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                REORGANIZED  | PREDECESSOR
                                                                  COMPANY    |   COMPANY
                                                                -----------  | -----------
                                                                 MARCH 31,   |  MARCH 31,
                                                                   2002      |    2001
                                                                -----------  | -----------
                                                                             |
                           ASSETS                                            |
Current assets:                                                              |
  Cash and cash equivalents                                      $    838    |  $   1,428
  Accounts receivable, net                                         61,519    |     79,607
  Inventories (Note 6)                                             37,281    |     39,773
  Property and equipment held for sale (Note 7)                    10,102    |      6,456
  Prepaid expenses and other assets                                 4,179    |      4,938
                                                                 --------    |  ---------
     Total current assets                                         113,919    |    132,202
Property and equipment, net (Note 7)                              123,666    |    148,083
Goodwill (Notes 1 and 3)                                           15,461    |          0
Deferred financing costs, net                                       2,715    |      2,204
Other assets                                                        1,347    |      2,303
                                                                 --------    |  ---------
     TOTAL ASSETS                                                $257,108    |  $ 284,792
                                                                 ========    |  =========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        |
Current liabilities:                                                         |
  Current portion of long-term debt (Note 8)                     $  2,321    |  $   2,444
  Accounts payable                                                 42,923    |     37,927
  Accrued interest                                                  1,760    |      4,149
  Other accrued liabilities                                        14,441    |     10,610
                                                                 --------    |  ---------
     Total current liabilities                                     61,445    |     55,130
Long-term debt, less current portion (Note 8)                     131,639    |    150,533
Other liabilities                                                   4,537    |      2,152
                                                                 --------    |  ---------
     Total long-term liabilities                                  136,176    |    152,685
Liabilities subject to compromise (Note 2)                              0    |    220,234
Commitments and contingencies (Note 11)                                      |
Stockholders' equity (deficit):                                              |
Reorganized Company preferred stock, $.01 par value; $1,000                  |
  stated value; 10,000,000 shares authorized; none issued                    |
  and outstanding at March 31, 2002                                     0    |          0
Predecessor Company convertible preferred stock, $.01 par                    |
  value; $1,000 stated value; 4,000,000 shares authorized:                   |
  Series B, 4.5%; 20,743 issued and 815 shares outstanding                   |
     at March 31, 2001                                                  0    |        815
  Series C, 6.9%; 6,000 shares issued and outstanding at                     |
     March 31, 2001                                                     0    |      5,100
New common equity -- issuable                                       6,270    |          0
Reorganized Company common stock, $.01 par                                   |
  value -- 50,000,000 shares authorized; 9,197,127 shares                    |
  issued and outstanding at March 31, 2002                             92    |          0
Predecessor Company common stock, $.01 par                                   |
  value -- 140,000,000 shares authorized; 60,899,898 shares                  |
  issued and outstanding at March 31, 2001                              0    |        542
Warrants                                                              414    |     40,428
Additional paid-in-capital                                         59,265    |    271,622
Accumulated other comprehensive loss                                 (471)   |       (303)
Accumulated deficit                                                (6,083)   |   (461,461)
                                                                 --------    |  ---------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          59,487    |   (143,257)
                                                                 --------    |  ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $257,108    |  $ 284,792
                                                                 ========    |  =========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     REORGANIZED  |
                                                       COMPANY    |           PREDECESSOR COMPANY
                                                     -----------  | ----------------------------------------
                                                     NINE MONTHS  | THREE MONTHS
                                                        ENDED     |    ENDED          YEAR ENDED MARCH 31,
                                                      MARCH 31,   |   JUNE 30,      ------------------------
                                                        2002      |     2001          2001          2000
                                                     -----------  | ------------    ---------    -----------
                                                                  |
CASH FLOWS FROM OPERATING ACTIVITIES:                             |
Net income (loss)                                     $  (6,083)  |  $ 128,599      $(365,322)   $   (11,918)
Adjustments to reconcile net income (loss) to                     |
  cash flows from operating activities:                           |
    Depreciation and amortization                        13,673   |      4,718         23,341         27,167
    Non-cash and non-recurring expense                    3,944   |      1,941          5,792            143
    Provision for uncollectible receivables               2,035   |      1,058          5,678          2,343
    Amortization of debt issuance costs and bond                  |
       discount                                             894   |      1,359          3,478          3,428
    (Income) loss from joint ventures                       224   |         56          3,534           (410)
    Deferred income taxes                                     0   |          0          8,291         (3,698)
    Goodwill impairment                                       0   |          0        280,132              0
    Non-cash reorganization expenses                          0   |      3,469          9,044              0
    Cumulative effect of change in accounting                     |
       principle                                              0   |        358              0              0
    Extraordinary gain                                        0   |   (145,711)             0              0
    Other                                                   (81)  |       (293)           509          1,338
Changes in assets and liabilities, net of                         |
  acquisitions:                                                   |
    Accounts and other receivables                        8,681   |      5,141         71,809        (53,503)
    Inventories                                           4,240   |     (1,749)        30,502         (9,461)
    Accounts payable                                     (7,927)  |      9,200        (18,329)        13,864
    Other                                                  (420)  |      3,856          4,717            193
                                                      ---------   |  ---------      ---------    -----------
Net cash provided by (used in) operating                          |
  activities                                             19,180   |     12,002         63,176        (30,514)
CASH FLOWS FROM INVESTING ACTIVITIES:                             |
  Purchases of property and equipment                    (3,295)  |     (1,392)       (11,133)        (9,959)
  Acquisitions, net of cash acquired                          0   |          0              0         (4,609)
  Proceeds from sale of property and equipment              520   |      1,141          1,815          1,994
  Other                                                    (104)  |       (128)           (83)         1,418
                                                      ---------   |  ---------      ---------    -----------
Net cash used in investing activities                    (2,879)  |       (379)        (9,401)       (11,156)
CASH FLOWS FROM FINANCING ACTIVITIES:                             |
  Issuances of long-term debt                           460,961   |    111,627        638,557      1,071,178
  Repayments of long-term debt                         (477,004)  |       (615)      (809,540)    (1,022,018)
  Fees paid to issue long-term debt                        (469)  |     (1,339)        (4,359)        (2,361)
  Redemptions of convertible preferred stock                  0   |          0              0         (6,215)
  Borrowings (repayments) on DIP Agreement, net               0   |   (121,666)       121,666              0
  Other                                                      (9)  |          0            (67)             0
                                                      ---------   |  ---------      ---------    -----------
Net cash provided by (used in) financing                          |
  activities                                            (16,521)  |    (11,993)       (53,743)        40,584
                                                      ---------   |  ---------      ---------    -----------
Net increase (decrease) in cash and cash                          |
  equivalents                                              (220)  |       (370)            32         (1,086)
Cash and cash equivalents at beginning of period          1,058   |      1,428          1,396          2,482
                                                      ---------   |  ---------      ---------    -----------
Cash and cash equivalents at end of period            $     838   |  $   1,058      $   1,428    $     1,396
                                                      =========   |  =========      =========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:                               |
Interest paid                                         $   6,819   |  $   3,905      $  25,800    $    34,833

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                        NEW                                        ACCUMULATED
                                      CONVERTIBLE PREFERRED STOCK      COMMON                        ADDITIONAL       OTHER
                                     ------------------------------   EQUITY-    COMMON               PAID-IN-    COMPREHENSIVE
                                     SERIES A   SERIES B   SERIES C   ISSUABLE   STOCK    WARRANTS    CAPITAL         LOSS
                                     --------   --------   --------   --------   ------   --------   ----------   -------------
PREDECESSOR COMPANY:
BALANCE AT MARCH 31, 1999            $ 4,020    $10,877    $ 5,100    $      0   $ 489    $ 40,745   $ 259,917        $ (39)
Conversion of preferred stock         (1,620)    (7,393)         0           0      83           0       9,498            0
Cash redemption of preferred stock    (2,462)    (2,500)         0           0       0           0           0            0
Preferred stock dividends                 62        193          0           0       0           0           0            0
Other comprehensive income                 0          0          0           0       0           0           0            6
Other                                      0          0          0           0       5        (317)      1,314            0
Net loss                                   0          0          0           0       0           0           0            0
                                     -------    -------    -------    --------   -----    --------   ---------        -----
BALANCE AT MARCH 31, 2000                  0      1,177      5,100           0     577      40,428     270,729          (33)
Conversion of preferred stock              0       (390)         0           0      31           0         778            0
Preferred stock dividends                  0         28          0           0       0           0           0            0
Other comprehensive loss                   0          0          0           0       0           0           0         (270)
Other                                      0          0          0           0     (66)          0         115            0
Net loss                                   0          0          0           0       0           0           0            0
                                     -------    -------    -------    --------   -----    --------   ---------        -----
BALANCE AT MARCH 31, 2001                  0        815      5,100           0     542      40,428     271,622         (303)
Other                                      0          0          0           0      17           0         (17)           0
Net loss before reorganization
  adjustments and fresh start
  adjustments                              0          0          0           0       0           0           0            0
Reorganization adjustments                 0       (815)    (5,100)     65,000    (559)    (40,428)   (271,605)           0
Fresh start adjustments                    0          0          0           0       0           0           0          303
                                     -------    -------    -------    --------   -----    --------   ---------        -----
-------------------------------------------------------------------------------------------------------------------------------
REORGANIZED COMPANY:
BALANCE AT JUNE 30, 2001                   0          0          0      65,000       0           0           0            0
Distribution of equity in
  accordance with the Plan                 0          0          0     (58,730)     90         414      58,226            0
Conversion of payable into common
  stock                                    0          0          0           0       2           0       1,048            0
Other                                      0          0          0           0       0           0          (9)           0
Net loss                                   0          0          0           0       0           0           0            0
Other comprehensive loss                   0          0          0           0       0           0           0         (471)
                                     -------    -------    -------    --------   -----    --------   ---------        -----
BALANCE AT MARCH 31, 2002            $     0    $     0    $     0    $  6,270   $  92    $    414   $  59,265        $(471)
                                     =======    =======    =======    ========   =====    ========   =========        =====


                                    ACCUMULATED
                                      DEFICIT       TOTAL
                                    -----------   ---------
PREDECESSOR COMPANY:
BALANCE AT MARCH 31, 1999            $ (81,905)   $ 239,204
Conversion of preferred stock                0          568
Cash redemption of preferred stock      (1,241)      (6,203)
Preferred stock dividends                 (780)        (525)
Other comprehensive income                   0            6
Other                                        0        1,002
Net loss                               (11,918)     (11,918)
                                     ---------    ---------
BALANCE AT MARCH 31, 2000              (95,844)     222,134
Conversion of preferred stock                0          419
Preferred stock dividends                 (295)        (267)
Other comprehensive loss                     0         (270)
Other                                        0           49
Net loss                              (365,322)    (365,322)
                                     ---------    ---------
BALANCE AT MARCH 31, 2001             (461,461)    (143,257)
Other                                        0            0
Net loss before reorganization
  adjustments and fresh start
  adjustments                          (16,193)     (16,193)
Reorganization adjustments             477,654      224,147
Fresh start adjustments                      0          303
                                     ---------    ---------
-----------------------------------------------------------------------
REORGANIZED COMPANY:
BALANCE AT JUNE 30, 2001                     0       65,000
Distribution of equity in
  accordance with the Plan                   0            0
Conversion of payable into common
  stock                                      0        1,050
Other                                        0           (9)
Net loss                                (6,083)      (6,083)
Other comprehensive loss                     0         (471)
                                     ---------    ---------
BALANCE AT MARCH 31, 2002            $  (6,083)   $  59,487
                                     =========    =========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
     Metal Management, Inc., a Delaware corporation, and its wholly-owned subsidiaries (the "Company") are principally engaged in the business of collecting and processing ferrous and non-ferrous metals. The Company collects industrial scrap and obsolete scrap, processes it into reusable forms, and supplies the recycled metals to its customers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through the Company's recycling facilities located in 14 states. The Company's ferrous products primarily include shredded, sheared, cold briquetted, bundled scrap, turnings and broken furnace iron. The Company also processes non-ferrous metals, including aluminum, stainless steel, copper, brass, titanium and high-temperature alloys, using similar techniques and through application of certain of the Company's proprietary technologies. Prior to April 1996, the Company was engaged in the business of designing, manufacturing and marketing color printers and related color printer consumable products (see Note 5 -- Discontinued Operations).

BASIS OF PRESENTATION
     The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All significant intercompany accounts, transactions and profits have been eliminated in consolidation. Investments in less than majority-owned companies (principally corporate joint ventures), which engage in ferrous and non-ferrous scrap metal recycling, are accounted for using the equity method.

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

     As a result of the Company's emergence from Chapter 11 bankruptcy and the application of fresh-start reporting (see Note 3 -- Fresh-Start Reporting), consolidated financial statements for the Company for the periods subsequent to June 30, 2001, following the effective date of the Company's plan of reorganization in the bankruptcy proceedings, are referred to as the "Reorganized Company" and are not comparable to those for the periods prior to June 30, 2001, which are referred to as the "Predecessor Company." A black line has been drawn in the audited consolidated financial statements to distinguish, for accounting purposes, the periods associated with the Reorganized Company and the Predecessor Company. Aside from the effects of fresh-start reporting and new accounting pronouncements adopted as of the effective date of the plan of reorganization, the Reorganized Company follows the same accounting policies as the Predecessor Company.

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

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

REVENUE RECOGNITION
     Revenues for processed product sales are recognized when title passes to the customer and for services as they are performed. Revenue relating to brokered sales are recognized upon receipt of the materials by the customer. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are accrued against revenues as incurred.

SHIPPING AND HANDLING REVENUES AND COSTS
     The Company classifies shipping and handling charges billed to customers as revenue. The Company classifies shipping and handling costs incurred as a component of cost of sales.

DERIVATIVES
     Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedges" (as amended). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value.

     The Company utilizes futures and forward contracts to hedge its net position in certain non-ferrous metals and does not use futures and forward contracts for trading purposes. The Company has classified its investment in these contracts as speculative under the provisions of SFAS No. 133. As a result, the Company marked its outstanding futures and forwards contracts to market at April 1, 2001 and recognizes the changes in fair values of its futures and forwards contracts in the statement of operations. The cumulative effect of adopting SFAS No. 133 resulted in an after-tax reduction in net earnings of $0.4 million recorded as of April 1, 2001.

SEGMENT REPORTING
     The Company currently operates in one reportable segment, the scrap metal recycling industry, as determined in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

CASH AND CASH EQUIVALENTS
     The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value.

ACCOUNTS RECEIVABLE
     Accounts receivable represents amounts due from customers on product, broker and other sales. The carrying amount of accounts receivable approximates fair value. Reserves for uncollectible accounts were approximately $2.4 million and $1.6 million at March 31, 2002 and 2001, respectively.

PROPERTY AND EQUIPMENT
     Property and equipment are recorded at cost less accumulated depreciation. Major renewals and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation is determined for financial reporting purposes using the straight-line method over the following estimated useful lives: 10 to 40 years for buildings and improvements, 3 to 15 years for operating machinery and equipment, 2 to 10 years for furniture, fixtures and computer equipment and 3 to 10 years for automobiles and trucks. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in the statement of operations.

PROPERTY AND EQUIPMENT HELD FOR SALE
     The Company continually reviews its scrap metals operations to evaluate the long term economic viability of certain of its investments in property and equipment. These reviews result in the identification of redundant property and equipment which the Company holds for sale. The Company has classified theses assets as held for sale and, in the aggregate, has reported the amount as a component of current assets as the Company

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

expects to sell the property and equipment within one year. The assets are recorded at their estimated fair value less costs to dispose of, if any.

GOODWILL
     In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the use of the pooling-of-interests method. SFAS No. 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. The carrying value of such assets will be evaluated for impairment on an annual basis using the fair value method. Identifiable intangible assets with definite lives will continue to be amortized over their useful lives and reviewed periodically for impairment.

     In accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and the application of fresh-start reporting, the Company adopted SFAS No. 141 and SFAS No. 142 as of June 30, 2001. The adoption of SFAS No. 141 had no impact on the consolidated financial statements as the Company had no recorded goodwill or intangible assets at adoption. The adoption of SFAS No. 142 resulted in the classification of the reorganization intangible recognized in fresh-start reporting (see Note 3 -- Fresh-Start Reporting) as goodwill with an indefinite life. As a result, goodwill of $15.5 million is not being amortized. At March 31, 2002, the Company determined that its goodwill is not impaired.

     The following unaudited pro forma information presents a summary of the consolidated statements of operations for the years ended March 31, 2001 and 2000 assuming that SFAS No. 142 was adopted on April 1, 1999. The adoption of SFAS No. 142 did not impact the Company's consolidated statement of operations for the three months ended June 30, 2001 as no goodwill amortization expense was previously recognized (in thousands, except per share amounts):

                                                    MARCH 31, 2001           MARCH 31, 2000
                                                ----------------------    ---------------------
                                                   AS                        AS
PREDECESSOR COMPANY                             REPORTED     PRO FORMA    REPORTED    PRO FORMA
-------------------                             ---------    ---------    --------    ---------
Loss from continuing operations before
  cumulative effect of change in accounting
  principle and extraordinary gain              $(365,322)   $(361,675)   $(12,294)    $(6,045)
Net loss applicable to common stock             $(365,617)   $(361,970)   $(13,939)    $(7,690)
Loss per share, basic and diluted:
Loss from continuing operations before
  cumulative effect of change in accounting
  principle and extraordinary gain              $   (6.18)   $   (6.12)   $  (0.27)    $ (0.15)
                                                =========    =========    ========     =======
Net loss applicable to common stock             $   (6.18)   $   (6.12)   $  (0.26)    $ (0.14)
                                                =========    =========    ========     =======

     Goodwill of the Predecessor Company represented the excess of purchase consideration paid over the fair value of net assets acquired and was amortized on a straight-line basis over a period of 40 years. Accumulated goodwill amortization at March 31, 2001 was $0. Goodwill amortization expense was $3.6 million and $7.5 million for the years ended March 31, 2001 and 2000, respectively.

     During the third quarter of the year ended March 31, 2001, the Predecessor Company changed its method of accounting for assessing whether an impairment existed in the recorded amount of acquired business unit goodwill and other intangible assets, from an undiscounted cash flow method to a fair value method. Under its previous accounting method, this determination was made whenever events or circumstances indicated that expected undiscounted future cash flows were less than the recorded investment amounts of acquired businesses, including business unit goodwill and other intangible assets. Under the fair

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

value method, the determination of whether an impairment exists was made whenever events or circumstances indicated that the fair value of investments in acquired businesses, including business unit goodwill and other intangibles, was less than the recorded amount. Any impairment was measured by comparing the recorded amount of investments in acquired businesses, including business unit goodwill and other intangibles, to the fair value. Fair value was determined on the basis of appraised market values, or in the absence of appraised market values, on the basis of discounted cash flows.

     The change in method of accounting for assessing whether an impairment existed in the recorded amount of acquired business unit goodwill and other intangible assets was considered a change in accounting inseparable from a change in estimate. The effects of the change in accounting are applied on a prospective basis as of October 1, 2000. As a result of applying the new accounting policy, the Predecessor Company recorded a goodwill impairment charge of $280.1 million in the quarter ended December 31, 2000 representing the entire amount of unamortized business unit goodwill and other intangibles at October 1, 2000.

DEFERRED FINANCING COSTS, NET
     Deferred financing costs represent costs incurred in connection with the placement of long-term debt and are capitalized and amortized to interest expense over the term of the long-term debt. Deferred financing costs amortization expense for the nine months ended March 31, 2002, the three months ended June 30, 2001 and the years ended March 31, 2001 and 2000 was $0.9 million, $1.2 million, $3.0 million and $3.1 million, respectively. The deferred financing cost accumulated amortization at March 31, 2002 and 2001 was $0.9 million and $1.9 million, respectively.

INVESTMENTS IN JOINT VENTURES
     Investments in joint ventures represents the Company's interest in joint ventures which are engaged in the scrap metals recycling business, including the Company's 28.5% interest in Southern Recycling, L.L.C. ("Southern").

     Adverse conditions in the scrap industry caused substantial losses pervasively throughout the domestic scrap processing industry during the year ended March 31, 2001, including Southern. The adverse conditions effected the results and outlook for the Company's joint venture investment in Southern. Consequently, in the fourth quarter of the year ended March 31, 2001, the Company identified an impairment in its investment in Southern. The Company recorded a charge of $1.7 million to reduce its investment in Southern to zero. This charge is reflected in income (loss) from joint ventures in the statement of operations.

COMPREHENSIVE LOSS
     Comprehensive loss, which is reported on the consolidated statement of stockholders' equity, consists of net income (loss) and other gains/losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income (loss). Comprehensive loss was as follows (in thousands):

                                       REORGANIZED |
                                         COMPANY   |         PREDECESSOR COMPANY
                                       ----------- | -----------------------------------
                                       NINE MONTHS | THREE MONTHS
                                          ENDED    |    ENDED       YEAR ENDED MARCH 31,
                                        MARCH 31,  |   JUNE 30,     --------------------
                                          2002     |     2001         2001        2000
                                       ----------- | ------------     ----        ----
                                                   |
Net income (loss)                        $(6,083)  |   $128,599     $(365,322)  $(11,918)
Adjustment to minimum pension                      |
  liability                                 (471)  |          0          (270)         6
                                         -------   |   --------     ---------   --------
     Total comprehensive income                    |
       (loss)                            $(6,554)  |   $128,599     $(365,592)  $(11,912)
                                         =======   |   ========     =========   ========

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

     The Company historically had not experienced material losses from the noncollection of accounts receivables. However, since April 2000, weak market conditions in the steel sector led to bankruptcy filings by certain of the Company's customers including, but not limited to, LTV Steel Company, Inc. and Northwestern Steel and Wire Company. These bankruptcies have resulted in uncollected receivables of approximately $8 million since April 2000.

     For the nine months ended March 31, 2002, the ten largest customers of the Company represented approximately 39% of consolidated sales. These customers comprised approximately 36% of accounts receivable at March 31, 2002. Sales during the nine months ended March 31, 2002 to The David J. Joseph Company represented approximately 14% of consolidated net sales. For the year ended March 31, 2001, the 10 largest customers of the Company represented approximately 33% of consolidated net sales. These customers comprised approximately 30% of accounts receivable at March 31, 2001. Sales during the year ended March 31, 2001 to The David J. Joseph Company represented approximately 10% of consolidated net sales.

EARNINGS (LOSS) PER COMMON SHARE
     Basic and diluted earnings per share ("EPS") are calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing reported net income (loss) applicable to common stock by the weighted average shares outstanding. Diluted EPS includes the incremental shares attributable to common stock equivalents, including stock options, warrants, convertible debt and convertible preferred stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying values of financial instruments including other assets, accounts payable, and current portion of long-term debt approximate the related fair value because of the relatively short maturity of these instruments.

     The carrying values and estimated fair values of futures contracts and long-term debt were as follows at March 31, (in thousands):

                                     REORGANIZED COMPANY | PREDECESSOR COMPANY
                                     ------------------- | -------------------
                                            2002         |        2001
                                     ------------------- | -------------------
                                     CARRYING     FAIR   | CARRYING     FAIR
                                      AMOUNT     VALUE   |  AMOUNT     VALUE
                                     --------    -----   | --------    -----
                                                         |
Futures contracts                    $    544   $    544 | $    617   $    259
Long-term debt, less current                             |
  maturities                         $131,639   $118,903 | $150,533   $146,682
Debt subject to compromise           $      0   $      0 | $182,895   $  3,345

     As a result of adopting SFAS No. 133 on April 1, 2001, the carrying amounts of futures contracts are equal to the fair values as determined from market quotes. The fair values of long-term debt were determined from either market quotes or from instruments with similar terms and maturities.

RECENT ACCOUNTING PRONOUNCEMENT
     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale, although it retains many of the fundamental recognition and measurement provisions

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of SFAS No. 121. This Statement became effective for the Company on April 1, 2002 and is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 -- REORGANIZATION UNDER CHAPTER 11

     On the Petition Date, the Company filed voluntary petitions commencing cases under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. From November 20, 2000 until June 30, 2001, the Company operated its businesses as debtors-in-possession. These bankruptcy proceedings are referred to as the "Chapter 11 proceedings" herein.

PLAN OF REORGANIZATION
     In furtherance of an agreement reached between the Company and the holders of a significant percentage of the Predecessor Company's pre-petition debt prior to the initiation of the Chapter 11 proceedings, the Company filed a Joint and Amended Plan of Reorganization (the "Plan") pursuant to Chapter 11 of the Bankruptcy Code on May 4, 2001. The Bankruptcy Court confirmed the Plan which became effective on June 29, 2001 (the "Effective Date"). On the Effective Date, the Company entered into a new two year, $150 million credit agreement (the "Credit Agreement") with its lenders (see Note 8 -- Long-term Debt).

     The following is a summary of certain material provisions of the Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Plan, as filed with the SEC and the Bankruptcy Court. The Plan provided for, among other things, the following:

     - Junior Secured Note Claims -- on the Effective Date, the holders of the Predecessor Company's $30 million par amount, 12 3/4% Junior Secured Notes due June 2004 (the "Junior Secured Notes") received new junior secured notes (the "New Notes") aggregating $34.0 million. The New Notes bear interest at 12 3/4% and are due on June 15, 2004. The par amount of the New Notes represent the par amount of the Junior Secured Notes plus accrued and unpaid interest through the Effective Date.

     - General Trade Claims ("Class 5 Claims") -- the holders of general trade claims of the Predecessor Company who elected not to receive common stock, par value $.01 per share ("Common Stock") of the Reorganized Company, will receive cash payments totaling 30% of their allowed claim. Such payments will be made, without interest, in four equal annual installments, with the first installment payable on June 30, 2002. As of the Effective Date, a payable of $1.3 million was established representing the liability recorded in connection with the estimated fair value of the allowed Class 5 Claims.

     - Impaired Unsecured Claims ("Class 6 Claims") -- the holders of the Predecessor Company's $180 million par amount, 10% Senior Subordinated Notes due May 2008 (the "Subordinated Notes") and the holders of the Predecessor Company's general trade claims who elected (or are otherwise deemed under the Plan to have elected) on their ballot to be treated as an allowed Class 6 Claim, will receive a total of 9,900,000 shares of Common Stock. As of March 31, 2002, 8,946,370 shares of Common Stock have been issued to holders of allowed Class 6 Claims. The initial distribution of Common Stock on account of Class 6 Claims was based on an estimate of total Class 6 Claims. Class 6 Claims in the initial distribution was comprised of resolved claims and reserves for unresolved claims. The Company has filed objections with the Bankruptcy Court related to unresolved claims. Additional distributions of Common Stock will be made after the unresolved claims are either resolved through agreement of the parties or by a final order of the Bankruptcy Court.

     - Preferred Stockholder and Common Stockholder Claims ("Equity
       Claims") -- the holders of the Predecessor Company's convertible preferred stock and common stock on the Effective Date received their pro-rata share of 100,000 shares of Common Stock and warrants (designated as "Series A Warrants") to purchase 750,000 shares of Common Stock. The Series A Warrants are immediately

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

       exercisable at a price per share equal to the total amount of liabilities (allowed under Class 6 of the Plan) converted into Common Stock in accordance with the Plan divided by 10,000,000.

     - Other Significant Provisions -- as of the Effective Date, the Board of Directors consists of the following non-employee directors: Daniel W. Dienst, John T. DiLacqua, Kevin P. McGuinness and Harold "Skip" Rouster. Albert A. Cozzi serves as Chairman of the Board of Directors and Chief Executive Officer.

     - A Management Equity Incentive Plan was approved under the Plan and provides for the issuance of warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $6.50 per share (designated as "Series B Warrants") and warrants to purchase 500,000 shares of Common Stock at an exercise price of $12.00 per share (designated as "Series C Warrants").

REORGANIZATION COSTS
     Reorganization costs directly associated with the Chapter 11 proceedings for the nine months ended March 31, 2002, the three months ended June 30, 2001 and the year ended March 31, 2001 are as follows (in thousands):

                                           REORGANIZED   |
                                             COMPANY     |      PREDECESSOR COMPANY
                                          -------------- | ------------------------------
                                           NINE MONTHS   | THREE MONTHS         YEAR
                                              ENDED      |     ENDED           ENDED
                                          MARCH 31, 2002 | JUNE 30, 2001   MARCH 31, 2001
                                          -------------- | -------------   --------------
                                                         |
Professional fees                              $151      |    $ 6,838         $ 3,061
Liability for rejected contracts and                     |
  settlements                                   154      |      2,445           2,948
Write-off of deferred financing costs             0      |          0           9,044
Fresh-start adjustments                           0      |        919               0
Other                                           152      |        145             579
                                               ----      |    -------         -------
                                               $457      |    $10,347         $15,632
                                               ====      |    =======         =======

     The Company wrote-off $9.0 million of deferred financing costs related to its pre-petition credit facility (the "Predecessor Credit Facility") and its Subordinated Notes. These amounts were written-off because the Predecessor Credit Facility was terminated and replaced with a $200 million debtor-in-possession credit facility. In addition, in accordance with the Plan, all of the Subordinated Notes were cancelled and exchanged for Common Stock.

     During the Chapter 11 proceedings, the Company and the Official Committee of Unsecured Creditors each engaged financial advisors. As a result of the consummation of the Plan, both financial advisors were entitled to restructuring success fees. The restructuring success fees paid to the Company's financial advisor aggregated $2.6 million consisting of $1.0 million paid in cash and $1.6 million paid through the issuance of a 10% note payable due December 31, 2002, convertible into Common Stock at $6.46 per share.

     The financial advisor for the Official Committee of Unsecured Creditors was CIBC World Markets Corp. ("CIBC"), a company in which Daniel W. Dienst, now a director of the Company, is a managing director. Professional fees paid to CIBC during the year ended March 31, 2001 and the three months ended June 30, 2001 was approximately $0.4 million and $2.6 million, respectively. Fees paid to CIBC during the three months ended June 30, 2001 include restructuring success fees of $2.1 million, paid as follows: i) $1.05 million in cash and ii) $1.05 million paid through the issuance of 161,538 shares of Common Stock (at $6.50 per share).

     Rejected contracts and settlement charges represent amounts recorded for additional allowable claims under rejected employment, lease and other contracts and settlements reached on existing claims. Fresh-start adjustments represent the net impact of adjustments to state recorded assets and liabilities at their fair values.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Although the Company has emerged from Chapter 11 bankruptcy, reorganization costs are still being incurred for professional fees, U.S. Trustee fees and for settlements related to resolving all claims filed against the Predecessor Company.

LIABILITIES SUBJECT TO COMPROMISE
     The consolidated financial statements of the Predecessor Company include adjustments and reclassifications to reflect liabilities as "Liabilities Subject to Compromise." These liabilities were incurred prior to the Petition Date and were or will be settled in accordance with the Plan. The liabilities subject to compromise as of March 31, 2001 were as follows (in thousands):

Accounts payable                                                $ 20,204
Accrued interest                                                   9,256
Accrued expenses                                                   7,879
10% Subordinated Notes                                           180,000
Other debt                                                         2,895
                                                                --------
                                                                $220,234
                                                                ========

     In accordance with SOP 90-7, the Company did not accrue interest of approximately $4.6 million and $6.6 million on debt subject to compromise from the period April 1, 2001 through June 29, 2001, and from the period November 20, 2000 to March 31, 2001, respectively, as such amounts were not permitted to be paid under the Plan.

NOTE 3 -- FRESH-START REPORTING

     As previously discussed, the consolidated financial statements reflect the use of fresh-start reporting as required by SOP 90-7. Under fresh-start reporting, a reorganization value for the entity was determined by the Company's financial advisor based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The reorganization value was allocated to the fair values of the Company's assets and liabilities. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets of the Reorganized Company, was $15.5 million. In accordance with SFAS No. 142, this amount is reported as "Goodwill" in the consolidated financial statements and is not being amortized.

     The reorganization value for the equity of the Reorganized Company, aggregating $65 million, was based on the consideration of many factors and various valuation methods, including a discounted cash flow analysis using projected financial information, selected publicly traded company market multiples of certain companies operating businesses viewed to be similar to that of the Company, and other applicable ratios and valuation techniques believed by the Company and its financial advisor, to be representative of the Company's business and industry. The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the control of the Company.

     The consolidated statement of operations of the Predecessor Company for the three months ended June 30, 2001 reflect fresh start reporting adjustments of $0.9 million and an extraordinary gain of $145.7 million related to the discharge of indebtedness in accordance with the Plan. The following summarizes

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the effects of fresh-start reporting on the Company's consolidated balance sheet as of June 30, 2001 (in thousands):

                                       PREDECESSOR                                                   REORGANIZED
                                         COMPANY      REORGANIZATION    FRESH START                    COMPANY
                                         6/30/01       ADJUSTMENTS      ADJUSTMENTS      NOTES         6/30/01
                                       -----------    --------------    -----------      -----       -----------
ASSETS
Current assets                          $ 128,099                                                     $128,099
Property and equipment, net               142,883                                                      142,883
Deferred financing costs, net               1,175             (35)                           (a,b)       1,140
Goodwill                                        0          14,542            919               (i)      15,461
Other assets                                2,038                           (103)              (g)       1,935
                                        ---------       ---------          -----                      --------
      TOTAL ASSETS                      $ 274,195       $  14,507          $ 816                      $289,518
                                        =========       =========          =====                      ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt     $   1,980                                                     $  1,980
  Accounts payable                         50,442           1,339                              (c)      51,781
  Accrued interest                          4,053          (3,963)                             (b)          90
  Other accrued liabilities                19,554                                                       19,554
                                        ---------       ---------          -----                      --------
      TOTAL CURRENT LIABILITIES            76,029          (2,624)                                      73,405
Long-term debt, less current portion:
  DIP Agreement                           110,455        (110,455)                             (a)           0
  Junior Secured Notes                     27,983         (27,983)                             (b)           0
  Credit Agreement                              0         111,595                              (a)     111,595
  New Notes                                     0          33,963                              (b)      33,963
  Other debt                                  897                                                          897
Other liabilities                           2,645           1,500            513             (e,g)       4,658
                                        ---------       ---------          -----                      --------
      TOTAL LONG-TERM LIABILITIES         141,980           8,620            513                       151,113
Liabilities subject to compromise         215,636        (215,636)                         (c,d,e)           0
Stockholders' equity (deficit):
Series B convertible preferred stock          815            (815)                             (f)           0
Series C convertible preferred stock        5,100          (5,100)                             (f)           0
Common stock                                  559            (559)                             (f)           0
Warrants                                   40,428         (40,428)                             (f)           0
New common equity -- issuable                   0          65,000                            (d,f)      65,000
Additional paid-in-capital                271,605        (271,605)                             (f)           0
Accumulated other comprehensive loss         (303)              0            303               (g)
Accumulated deficit                      (477,654)        477,654              0       (b,d,e,g,h)           0
                                        ---------       ---------          -----                      --------
      TOTAL STOCKHOLDERS' EQUITY
         (DEFICIT)                       (159,450)        224,147            303                        65,000
                                        ---------       ---------          -----                      --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                $ 274,195       $  14,507          $ 816                      $289,518
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

(d) Reflects the conversion of all Class 6 Claims into 9,900,000 shares of Common Stock. The $145.4 million excess of obligations eliminated over the fair value of Common Stock issued to holders of Class 6 Claims is included in the extraordinary gain of $145.7 million recognized in the three months ended June 30, 2001.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(e) Reflects the conversion of $5.0 million of Class 5 Claims into a 4 year, non-interest bearing payable. In accordance with the Plan, the non-interest bearing payable represents 30% of the original claim and is recorded at its present value. The $3.5 million excess of the obligations eliminated over the fair value of the non-interest bearing payable is included in the extraordinary gain of $145.7 million recognized in the three months ended June 30, 2001.

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

NOTE 4 -- NON-CASH AND NON-RECURRING EXPENSES

     During the nine months ended March 31, 2002, the three months ended June 30, 2001 and the years ended March 31, 2001 and 2000, the Company recorded the following non-cash and non-recurring expenses and related reserve activity (in thousands):

                                       SEVERANCE, FACILITY    ASSET IMPAIRMENT
                                        CLOSURE AND OTHER     AND DIVESTITURE     MERGER RELATED
                                             CHARGES            GAINS/LOSSES          COSTS         TOTAL
                                       -------------------    ----------------    --------------    ------
PREDECESSOR COMPANY:
Reserve balances at March 31, 1999           $1,473               $     0              $563         $2,036
Charge (credit) to income                     5,224                  (210)                0          5,014
Cash payments                                (4,896)                    0              (150)        (5,046)
Non-cash application                           (993)                  210                 0           (783)
                                             ------               -------              ----         ------
Reserve balances at March 31, 2000              808                     0               413          1,221
Charge to income                                571                 5,828                 0          6,399
Cash payments                                (1,055)                    0               (38)        (1,093)
Non-cash application                           (139)               (5,828)             (375)        (6,342)
                                             ------               -------              ----         ------
Reserve balances at March 31, 2001              185                     0                 0            185
Charge to income                                  0                 1,941                 0          1,941
Cash payments                                  (148)                    0                 0           (148)
Non-cash application                              0                (1,941)                0         (1,941)
----------------------------------------------------------------------------------------------------------
REORGANIZED COMPANY:
Reserve balances at June 30, 2001                37                     0                 0             37
Charge to income                                  0                 3,944                 0          3,944
Cash payments                                   (37)                    0                 0            (37)
Non-cash application                              0                (3,944)                0         (3,944)
                                             ------               -------              ----         ------
Reserve balances at March 31, 2002           $    0               $     0              $  0         $    0
                                             ======               =======              ====         ======

SEVERANCE, FACILITY ABANDONMENT AND INTEGRATION AND ASSET IMPAIRMENT

YEAR ENDED MARCH 31, 2000 ACTIVITY
     Effective July 15, 1999, T. Benjamin Jennings resigned as the Company's Chairman of the Board and Chief Executive Officer, as a director of the Company, and as an officer and director of all of the Company's subsidiaries for which he served in such capacities. In connection with his resignation, the Company entered into a settlement agreement and general release with Mr. Jennings (the "Jennings Settlement Agreement").

     Mr. Jennings' employment agreement was terminated and superseded by the terms of the Jennings Settlement Agreement. Pursuant to the terms of the Jennings Settlement Agreement, Mr. Jennings received

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

approximately $2.1 million in the year ended March 31, 2000 in a lump-sum cash payment from the Company, and the continuation of health, dental and life insurance and certain other benefits as set forth in the Jennings Settlement Agreement. In accordance with the Jennings Settlement Agreement, on January 2, 2000, the Company also relinquished its rights to an outstanding $500,000 loan previously advanced to Mr. Jennings, plus accrued interest thereon. In addition, Mr. Jennings agreed to release, waive and renounce his interest under and pursuant to the amended and restated stockholders' agreement, dated February 12, 1999. The Company and Mr. Jennings agreed to mutual general releases from any and all liabilities arising out of any matter or event occurring on or prior to the date of the Jennings Settlement Agreement.

     Effective August 1, 1999, George A. Isaac, III resigned as the Company's Executive Vice President and as an officer and director of all of the Company's subsidiaries for which he served in such capacities. In connection with his resignation, Mr. Isaac invoked what he believed to be a contractual entitlement to certain "change of control" provisions included in his employment agreement with the Company which were triggered by the resignation of Gerard M. Jacobs, the Company's former Chief Executive Officer. In connection with his resignation and the invocation of the "change of control" provisions of his employment agreement, the Company entered into a settlement agreement and general release with Mr. Isaac (the "Isaac Settlement Agreement"). Mr. Isaac's employment agreement was terminated and superseded by the terms of the Isaac Settlement Agreement. Pursuant to the terms of the Isaac Settlement Agreement, Mr. Isaac received cash payments of approximately $1.2 million in the year ended March 31, 2000, and the continuation of health, dental and life insurance plans. The Company and Mr. Isaac agreed to mutual general releases from any and all liabilities arising out of any matter or event occurring on or prior to the date of the Isaac Settlement Agreement.

     Severance, facility closure and other charges also included severance, relocation and other employee costs totaling $1.2 million. Non-cash utilization primarily relates to the forgiveness of a note receivable from T. Benjamin Jennings and non-cash severance and other compensation.

YEAR ENDED MARCH 31, 2001 ACTIVITY
     During the three months ended June 30, 2000, the Company recognized a $2.6 million asset impairment charge related to a promissory note, including accrued interest, received by the Company in conjunction with the sale of its former Superior Forge, Inc. ("Superior") subsidiary. The Company determined it was necessary to fully reserve the note receivable and accrued interest based on factors including (i) quarterly interest payments on the note receivable have not been paid since September 1999, (ii) losses from Superior's operations exceeded those planned, and (iii) the perceived inability of Superior to obtain capital to refinance its obligations.

     As a result of the initiation of the Chapter 11 proceedings, the Company performed a comprehensive review of its scrap metals operations to evaluate the long term economic viability of certain of its investments and to accelerate the integration of various operations in recognition of the significant adverse market conditions during the year ended March 31, 2001, its liquidity needs, and ongoing integration and consolidation efforts. The review resulted in decisions made in the fourth quarter of the year ended March 31, 2001 to abandon under-performing recycling operations in Ohio and Arizona. In connection with the facility abandonments and other termination arrangements, the Company incurred $0.2 million of severance and $0.4 million for lease cancellation, facility cleanup and other facility closure costs.

     The recycling facilities that were abandoned were integrated, where economically justified, into other Company facilities. In those instances where equipment was transferred to other Company facilities, such equipment was transferred at its carrying value. Equipment to be disposed of or otherwise converted to scrap was taken out of service and written down to its net realizable value resulting in a non-cash charge of $3.2 million.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2001 ACTIVITY
     During the three months ended June 30, 2001, the Company recognized a $1.9 million asset impairment charge related to excess equipment to be disposed of or otherwise abandoned.

NINE MONTHS ENDED MARCH 31, 2002 ACTIVITY
     During December 2001, the Company completed an evaluation of the economic viability of certain of its operations considering the current market conditions, liquidity needs and the outlook for a return to historical operating levels. As a result, management implemented a plan to dispose of a facility and has commenced a complete wind-down of its operations. Non-cash and non-recurring expense includes a $3.1 million asset impairment charge related to this decision recorded during the three months ended December 31, 2001.

     During March 2002, the Company recognized a $0.8 million asset impairment charge related to property and equipment. The impairment charge included adjustments to the carrying value of property and equipment previously classified as held for sale as estimates of their fair values were revised based on current market conditions and charges related to additional excess equipment to be disposed of or otherwise abandoned.

MERGER RELATED COSTS

     The activity during the year ended March 31, 2000 represents payments made on the buy-out of contracts assumed in connection with an acquisition. During the year ended March 31, 2001, the Company made payments of $38,000 relating to the contracts and then rejected the contracts in the Chapter 11 proceedings. The non-cash utilization of $375,000 represented the remaining balance due on the contracts which were reclassified to a liability subject to compromise and settled in accordance with the Plan.

NOTE 5 -- DISCONTINUED OPERATIONS

     During the year ended March 31, 1997, the Company sold its computer printer and related products business for approximately $1.3 million in cash and other contingent consideration in the form of royalties on future product sales. The royalty agreement expired during the year ended March 31, 2000.

     Consideration from royalty income was recognized as earned and was reported as additional gain on sale of discontinued operations. Income tax provision for the gain on sale of discontinued operations was approximately $0.3 million for the year ended March 31, 2000.

NOTE 6 -- INVENTORIES

     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following categories at March 31 (in thousands):

                                                       REORGANIZED |  PREDECESSOR
                                                         COMPANY   |    COMPANY
                                                       ----------- |  -----------
                                                          2002     |     2001
                                                       ----------- |  -----------
                                                                   |
Ferrous metals                                           $19,654   |    $20,685
Non-ferrous metals                                        16,807   |     18,050
Other                                                        820   |      1,038
                                                         -------   |    -------
                                                         $37,281   |    $39,773
                                                         =======   |    =======

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- PROPERTY AND EQUIPMENT

     As a result of fresh-start reporting, on the Effective Date, property and equipment was recorded at fair value (which approximated book value) and accumulated depreciation was eliminated. Property and equipment consists of the following at March 31 (in thousands):

                                                       REORGANIZED  | PREDECESSOR
                                                         COMPANY    |   COMPANY
                                                       -----------  | -----------
                                                          2002      |    2001
                                                          ----      |    ----
                                                                    |
Land and improvements                                   $ 22,496    |  $ 24,637
Buildings and improvements                                18,546    |    28,064
Operating machinery and equipment                         82,164    |   130,659
Automobiles and trucks                                     8,398    |    17,908
Computer equipment                                         2,046    |     4,110
Furniture, fixture and office equipment                      764    |     1,344
Construction in progress                                   2,482    |     3,376
                                                        --------    |  --------
                                                         136,896    |   210,098
Less -- accumulated depreciation                         (13,230)   |   (62,015)
                                                        --------    |  --------
                                                        $123,666    |  $148,083
                                                        ========    |  ========

     Depreciation expense was $13.7 million, $4.7 million, $19.4 million and $18.9 million for the nine months ended March 31, 2002, the three months ended June 30, 2001 and the years ended March 31, 2001 and 2000, respectively. At March 31, 2002 and 2001, $10.1 million and $6.5 million of property and equipment was classified as held for sale, respectively, and is reported in current assets in the consolidated balance sheets.

NOTE 8 -- LONG-TERM DEBT

     Long-term debt consists of the following at March 31 (in thousands):

                                                            REORGANIZED  | PREDECESSOR
                                                              COMPANY    |   COMPANY
                                                            -----------  | -----------
                                                               2002      |    2001
                                                               ----      |    ----
                                                                         |
Credit Agreement, average interest rate of 5.86%             $ 97,054    |  $      0
DIP Agreement, average interest rate of 11.02%                      0    |   121,666
12 3/4% New Notes due June 2004                                33,963    |         0
12 3/4% Junior Secured Notes due June 2004                          0    |    27,851
10% convertible note payable due December 2002                  1,568    |         0
Other debt, due 2002 to 2009, average interest rate of                   |
  8.28% in 2002 and 8.97% in 2001, with equipment and                    |
  real estate generally pledged as collateral                   1,375    |     3,460
                                                             --------    |  --------
                                                              133,960    |   152,977
Less -- current portion of long-term debt                      (2,321)   |    (2,444)
                                                             --------    |  --------
                                                             $131,639    |  $150,533
                                                             ========    |  ========

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Scheduled maturities of long-term debt are as follows (in thousands):

FISCAL YEAR ENDING, MARCH 31
2003                                                            $  2,321
2004                                                              97,230
2005                                                              34,118
2006                                                                  53
2007                                                                  53
Thereafter                                                           185
                                                                --------
     Total                                                      $133,960
                                                                ========

CREDIT FACILITIES
     In connection with the Chapter 11 proceedings, the Company entered into a $200 million debtor-in-possession credit facility (the "DIP Agreement") which established a lending arrangement for the Company under certain conditions while in bankruptcy. The DIP Agreement was replaced on June 29, 2001 by a $150 million revolving loan and letter of credit facility (the "Credit Agreement"). The Credit Agreement was entered into by the Company and Bankers Trust Company, as agent for the lenders thereunder and the lenders a party thereto and expires on June 29, 2003. The Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit as of March 31, 2002 of $33.9 million, which amortizes by $2.4 million on a quarterly basis and under certain other conditions. In addition, as of March 31, 2002, supplemental availability of approximately $11.6 million is provided, subject to periodic amortization of $1.2 million each quarter and other reductions. A security interest in substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, has been granted to the lenders as collateral against the obligations of the Company under the Credit Agreement. The Credit Agreement provides the Company with the option of borrowing based either on the prime rate (as specified by Deutsche Bank AG, New York Branch) or at the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the Credit Agreement, the Company pays a fee of .375% on the undrawn portion of the facility. In consideration for the Credit Agreement, the Company paid a closing fee of $1 million to the lenders under the Credit Agreement and is expecting to pay a $2 million facility fee on June 29, 2002.

     The Credit Agreement requires the Company to meet certain financial tests, including an interest coverage ratio and a leverage ratio (each as defined in the Credit Agreement). The Credit Agreement also contains covenants which, among other things, limit (i) the amount of capital expenditures; (ii) the incurrence of additional indebtedness; (iii) the payment of dividends; (iv) transactions with affiliates; (v) asset sales; (vi) acquisitions; (vii) investments; (viii) mergers and consolidations; (ix) prepayments of certain other indebtedness; (x) liens and encumbrances; and (xi) other matters customarily restricted in such agreements.

     The Company's ability to meet financial ratios and tests in the future may be affected by events beyond its control, including fluctuations in operating cash flows and working capital. While the Company currently expects to be in compliance with the covenants and satisfy the financial ratios and tests in the future, there can be no assurance that the Company will meet such financial ratios and tests or that it will be able to obtain future amendments or waivers to the Credit Agreement, if so needed, to avoid a default. In the event of a default, the lenders could elect to not make loans available to the Company and declare all amounts borrowed under the Credit Agreement to be due and payable.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Credit Agreement provides for a maturity date of June 29, 2003. The Company expects that it will be able to refinance its obligations under the Credit Agreement by either extending the maturity date of the existing facility or through replacement of the facility with a facility including substitute lenders. In the event that the Company is unable to extend the maturity date of the Credit Agreement, the lenders could elect to not make loans available to the Company and declare all amounts borrowed under the Credit Agreement to be due and payable.

NEW NOTES
     On May 7, 1999, the Company issued $30 million par amount of Junior Secured Notes. The December 15, 2000 and June 15, 2001 semi-annual interest payments, totaling approximately $3.8 million, were not made in respect of the Junior Secured Notes as a result of the Chapter 11 proceedings. On the Effective Date, pursuant to the Plan, the Junior Secured Notes were exchanged for New Notes in a principal amount equal to the par amount of the Junior Secured Notes, plus approximately $4.0 million of accrued and unpaid interest up to the Effective Date. A second priority lien on substantially all of the Company's personal property, plant (to the extent it constitutes fixtures) and equipment has been pledged as collateral against the New Notes.

     Interest on the New Notes is payable semi-annually during June and December of each year. The New Notes are redeemable at the Company's option (in multiples of $10 million) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest. The New Notes are redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event the Company experiences a change of control (as such term is defined in the Indenture governing the New Notes). The Company is required to redeem all or a pro-rata portion of the New Notes at a repurchase price of 100% of the principal amount thereof, plus accrued and unpaid interest, in the event that the Company makes certain asset sales.

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

CONVERTIBLE DEBT
     As indicated in Note 2 -- Reorganization under Chapter 11, the Company issued a promissory note to its financial advisor involved in the Chapter 11 proceedings. The promissory note was issued in an amount of $1.6 million and bears interest at 10% per annum. The promissory note matures on December 31, 2002 and the Company is required to make interest payments each quarter. The holder of the promissory note has the option of converting a minimum of $500,000 of the principal amount of the promissory note into Common Stock at $6.46 per share at any time prior to maturity.

NOTE 9 -- INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the Predecessor Company's history of losses and uncertainty regarding the Company's ability to generate future taxable income, management has determined that it is

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

more likely than not that deferred tax benefits will not be realizable. Accordingly, the net benefit of the Company's deferred tax asset has been reduced by a valuation allowance. The provision (benefit) for federal and state income taxes is as follows (in thousands):

                                         REORGANIZED |
                                           COMPANY   |         PREDECESSOR COMPANY
                                         ----------- |  ---------------------------------
                                         NINE MONTHS |  THREE MONTHS       YEAR ENDED
                                            ENDED    |     ENDED            MARCH 31,
                                          MARCH 31,  |    JUNE 30,      -----------------
                                            2002     |      2001         2001      2000
                                         ----------- |  ------------     ----      ----
                                                     |
Federal:                                             |
     Current                                 $0      |       $0         $    0    $     0
     Deferred                                 0      |        0          6,080     (2,609)
                                             --      |       --         ------    -------
                                              0      |        0          6,080     (2,609)
                                             --      |       --         ------    -------
State:                                               |
     Current                                 $0      |       $0              0        866
     Deferred                                 0      |        0          2,211     (1,089)
                                             --      |       --         ------    -------
                                              0      |        0          2,211       (223)
                                             --      |       --         ------    -------
Total tax provision (benefit)                $0      |       $0         $8,291    $(2,832)
                                             ==      |       ==         ======    =======

     The components of deferred tax assets and liabilities at March 31, related to the following (in thousands):

                                                       REORGANIZED |  PREDECESSOR
                                                         COMPANY   |    COMPANY
                                                       ----------- |  -----------
                                                          2002     |     2001
                                                          ----     |     ----
                                                                   |
DEFERRED TAX ASSETS:                                               |
  Net operating loss carryforward                       $ 37,053   |   $ 50,731
  Goodwill and other intangibles                          39,943   |     43,949
  Depreciation                                             2,869   |          0
  Employee benefit accruals                                1,383   |      2,028
  Other                                                    7,143   |      6,749
                                                        --------   |   --------
                                                          88,391   |    103,457
                                                        --------   |   --------
DEFERRED TAX LIABILITIES:                                          |
  Depreciation                                           (28,909)  |    (16,064)
  Other                                                        0   |          0
                                                        --------   |   --------
                                                         (28,909)  |    (16,064)
                                                        --------   |   --------
NET DEFERRED TAX ASSET BEFORE VALUATION ALLOWANCE         59,482   |     87,393
VALUATION ALLOWANCE                                      (59,482)  |    (87,393)
                                                        --------   |   --------
NET DEFERRED TAX ASSET                                  $      0   |   $      0
                                                        ========   |   ========

     At the Effective Date, the Predecessor Company and its subsidiaries had available net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $130 million. These NOL carryforwards have been reduced as result of the discharge and cancellation of various pre-petition liabilities under the Plan. The Reorganized Company has not recorded a financial statement benefit for the NOL carryforwards because the requirements to record such a benefit have not been satisfied. The Reorganized Company has available NOL carryforwards of approximately $76 million, for federal income tax purposes, which expire through 2022. Further, as a result of a statutory "ownership change" (as defined in Section 382 of the Internal Revenue Code) that occurred as a result of the effectiveness of the Plan, it is anticipated that

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Reorganized Company's ability to utilize the Predecessor Company's NOL carryforwards for federal income tax purposes will be restricted to approximately $3 million per year. If the Company, in future tax periods, were able to and elected to utilize such NOL carryforwards and recognize tax benefits attributable to the Predecessor Company's NOL carryforwards, such benefits would be applied to certain balance sheet accounts in accordance with SFAS No. 109, "Accounting for Income Taxes." The Reorganized Company has incurred an additional $22 million of post-change NOL carryforwards which also expire in 2022.

     The reconciliation of the federal income tax rate to the Company's effective tax rate is as follows:

                                               REORGANIZED  |
                                                 COMPANY    |          PREDECESSOR COMPANY
                                               -----------  |   ----------------------------------
                                               NINE MONTHS  |   THREE MONTHS         YEAR ENDED
                                                  ENDED     |      ENDED             MARCH 31,
                                                MARCH 31,   |     JUNE 30,        ----------------
                                                  2002      |       2001          2001       2000
                                               -----------  |   ------------      ----       ----
                                                            |
Normal statutory rate                             (35.0)%   |       35.0%         (35.0)%    (35.0)%
State income taxes, net of federal benefit         (3.9)    |        3.9           (3.2)      (1.4)
Change in valuation allowance                      37.3     |      (21.5)          24.2         --
Non-taxable cancellation of indebtedness                    |
  income                                             --     |      (19.4)            --         --
Non-deductible goodwill impairment                   --     |         --           15.7         --
Non-deductible reorganization costs                  --     |        2.0            0.3         --
Non-deductible goodwill amortization                 --     |         --            0.2       10.3
IRS audit adjustments                                --     |         --             --        5.4
Other                                               1.6     |        0.0            0.1        2.0
                                                  -----     |      -----          -----      -----
Effective tax rate                                  0.0%    |        0.0%           2.3%     (18.7)%
                                                  =====     |      =====          =====      =====

NOTE 10 -- EMPLOYEE BENEFIT PLANS

401(K) AND PROFIT SHARING PLANS
     The Company offers a 401(k) plan covering substantially all employees. For non-union employees, the Company provides a matching contribution equal to 20% of the employees pre-tax contribution, up to 5% of the employees compensation. For employees covered under collective bargaining agreements, Company matching contributions are made in accordance with each respective collective bargaining agreement. Forfeitures of unvested Company contributions are used to reduce future Company matching contributions. The Company also may make a discretionary profit sharing contribution to the 401(k) plan. Matching contributions made by the Company amounted to $0.2 million for the nine months ended March 31, 2002, and $0.2 million for both the years ended March 31, 2001 and 2000. No discretionary contributions have been made into the 401(k) plan.

PENSION PLANS
     Some of the Company's wholly-owned subsidiaries have defined benefit pension plans covering certain employees and groups of employees. Net pension cost (income) under these plans for the nine months ended March 31, 2002, the three months ended June 30, 2001 and the years ended March 31, 2001 and 2000 were approximately $0.1 million, $0.0 million, $(0.1) million and $0.3 million, respectively. At March 31, 2002 and 2001, the pension benefit obligation exceeded the fair value of plan assets by $2.2 million and $0.4 million, respectively. The Company has recorded minimum pension liabilities of $2.1 million and $1.1 million at March 31, 2002 and 2001, respectively.

     As of March 31, 2000, the Company permanently eliminated benefit accruals for future service for non-union employees covered under its defined benefit pension plans. As a result, the Company recognized a net curtailment gain of approximately $0.6 million which was recorded as a reduction in general and administrative expenses in the fourth quarter of the year ended March 31, 2000.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

LEASES
     The Company leases certain facilities and equipment under operating leases expiring at various dates. Lease expense was approximately $6.9 million, $2.2 million, $8.2 million and $6.2 million for the nine months ended March 31, 2002, the three months ended June 30, 2001 and the years ended March 31, 2001 and 2000, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                FISCAL YEAR ENDING, MARCH 31
                ----------------------------
2003                                                            $ 7,724
2004                                                              6,719
2005                                                              5,473
2006                                                              4,387
2007                                                              3,381
Thereafter                                                       25,453

ENVIRONMENTAL MATTERS
     The Company is subject to comprehensive local, state, federal and international regulatory and statutory requirements relating to the acceptance, storage, handing and disposal of solid waste and waste water, air emissions, soil contamination and employee health, among others. The Company believes that it and its subsidiaries are in material compliance with currently applicable environmental and other applicable laws and regulations. However, environmental legislation may in the future be enacted and create liability for past actions and the Company or its subsidiaries may be fined or held liable for damages.

     Prior to the Chapter 11 proceedings, certain of the Company's subsidiaries received notices from the United States Environmental Protection Agency ("EPA") that each of these companies and numerous other parties are considered potentially responsible parties and may be obligated under Superfund to pay a portion of the cost of remedial investigation, feasibility studies and, ultimately, remediation to correct alleged releases of hazardous substances at various third party sites. Superfund may impose joint and several liability for the costs of remedial investigations and actions on the entities that arranged for disposal of certain wastes, the waste transporters that selected the disposal sites, and the owners and operators of these sites. Responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal, or ownership of the disposal site. Based upon the Company's analysis of its environmental exposure, the Company currently does not expect the potential liability of its subsidiaries in these matters to have a material adverse effect on the its financial condition or results of operations.

     At March 31, 2002 and 2001, the Company had reserves of $0.7 million and $1.3 million, respectively, for environmental-related contingencies.

LEGAL PROCEEDINGS
     From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims arising from the Company's operations. There are presently no legal proceedings pending against the Company which, in the opinion of the Company's management, is likely to have a material adverse effect on its business, financial condition or results of operations.

PURCHASE OF REAL PROPERTY
     In November 2001, the Company amended its lease agreement for real property on which it operates a scrap metals recycling facility in Houston, Texas. The lease agreement expires on October 31, 2006 and provides for, among other things, an option for the lessor to sell the real property to the Company beginning on the 22nd month of the lease at an amount which approximates fair value. The Company also has an option to

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

purchase the real property beginning on the 22nd month of the lease. The purchase price for the real property is based on the month in which the option is exercised as follows:

                                                                PURCHASE AMOUNT
                      DATE OF EXERCISE                          (IN THOUSANDS)
                      ----------------                          ---------------
Months 22 - 24                                                      $4,000
Months 25 - 48                                                      $4,250
Months 49 - 60                                                      $4,500

     The Company has an option to purchase real property in Tucson, Arizona, where it currently operates a scrap metals recycling facility, for $1.1 million. The purchase option expires on December 31, 2002. If the Company chooses not to exercise its option, the Company will forfeit a $0.2 million deposit.

ISSUANCE OF COMMON STOCK
     In July 2003, the Company may be required to issue Common Stock to three of its employees with an aggregate value of $1.0 million, pursuant to employment contracts with these three employees. The issuance of the Common Stock is contingent on these individuals being employed by the Company on July 7, 2003. At March 31, 2002, $0.7 million has been accrued as a liability associated with these contracts.

NOTE 12 -- STOCKHOLDERS' EQUITY

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

     As indicated in Note 2 -- Reorganization Under Chapter 11, the Company has not yet issued all the shares of Common Stock and Series A Warrants pursuant to the Plan. The Company has reported the value of the Common Stock and Series A Warrants not yet issued as "new common equity -- issuable." In the case of Class 6 Claims holders, remaining shares of Common Stock will be distributed upon resolution of unresolved claims in the Chapter 11 proceedings. Distributions of Common Stock and Series A Warrants to Equity Claims holders require the return of the Predecessor Company's common stock by the Equity Claims holders.

NOTE 13 -- LOSS PER SHARE

     As indicated in Note 2 -- Reorganization Under Chapter 11, the Company has not yet issued all 10,000,000 shares required to be distributed in accordance with the Plan. However, for purposes of the EPS calculation, all 10,000,000 shares are deemed to be issued and outstanding.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a reconciliation of the numerators and denominators used in computing EPS (in thousands, except per share amounts):

                                                   REORGANIZED  |
                                                     COMPANY    |           PREDECESSOR COMPANY
                                                   ------------ |  -------------------------------------
                                                       NINE     |     THREE
                                                   MONTHS ENDED |  MONTHS ENDED    YEAR ENDED MARCH 31,
                                                    MARCH 31,   |    JUNE 30,      ---------------------
                                                       2002     |      2001          2001         2000
                                                   ------------ |  ------------      ----         ----
                                                                |
LOSS (NUMERATOR):                                               |
Loss from continuing operations before                          |
  cumulative effect of change in accounting                     |
  principle and extraordinary gain                   $(6,083)   |    $(16,754)     $(365,322)   $(12,294)
Dividends on convertible preferred stock                   0    |           0           (295)     (2,021)
                                                     -------    |    --------      ---------    --------
Loss from continuing operations before                          |
  cumulative effect of change in accounting                     |
  principle and extraordinary gain applicable                   |
  to common stock                                    $(6,083)   |    $(16,754)     $(365,617)   $(14,315)
                                                     =======    |    ========      =========    ========
SHARES (DENOMINATOR):                                           |
Weighted average number of shares outstanding                   |
  during the period                                   10,120    |      61,731         59,131      54,333
Incremental common shares attributable to                       |
  dilutive stock options and warrants                      0    |           0              0           0
                                                     -------    |    --------      ---------    --------
Diluted number of shares outstanding during the                 |
  period                                              10,120    |      61,731         59,131      54,333
                                                     =======    |    ========      =========    ========
Basic loss per common share                          $ (0.60)   |    $  (0.27)     $   (6.18)   $  (0.27)
                                                     =======    |    ========      =========    ========
Diluted loss per common share                        $ (0.60)   |    $  (0.27)     $   (6.18)   $  (0.27)
                                                     =======    |    ========      =========    ========

     Due to the loss from continuing operations applicable to common stock for all the periods presented, the effect of dilutive stock options and warrants were not included as their effect would have been anti-dilutive. In addition, the convertible note payable (see Note 8 -- Long-term Debt) is anti-dilutive and has not been included in the calculation of diluted EPS.

NOTE 14 -- STOCK BASED COMPENSATION

STOCK OPTION PLANS
     On November 2, 1998, the Predecessor Company's stockholders approved an amendment to its 1995 Stock Option Plan (the "1995 Plan") to reserve an aggregate 5,200,000 shares of common stock which could be issued to employees and consultants. Options under the 1995 Plan were generally granted at an exercise price equal to or greater than the market price of the common stock on the date of grant. These options generally vested between 3 to 5 years and had terms ranging from 5 to 10 years. The 1995 Plan and all options granted thereunder were cancelled as of the Effective Date in accordance with the Plan.

     On November 2, 1998, the Predecessor Company's stockholders approved the 1998 Director Compensation Plan (the "Director Plan") under which up to 250,000 shares of common stock were available for grant to nonemployee directors. Options granted under the Director Plan were fully vested and exercisable at the time of grant. The Director Plan and all options granted thereunder were cancelled as of the Effective Date in accordance with the Plan.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Summarized information for the Predecessor Company's stock option plans are as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                                             EXERCISE
                                                                 SHARES       PRICE
                                                                 ------      --------
PREDECESSOR COMPANY:
Options outstanding at March 31, 1999                           2,865,945     $ 4.44
Granted                                                         1,043,489       2.69
Exercised                                                               0       0.00
Expired/forfeited                                                (432,587)      5.63
                                                               ----------     ------
Options outstanding at March 31, 2000                           3,476,847       3.78
Granted                                                           153,040       2.40
Exercised                                                               0       0.00
Expired/forfeited                                                (591,275)      4.76
                                                               ----------     ------
Options outstanding at March 31, 2001                           3,038,612       3.52
Cancellation of stocks options in accordance with the Plan     (3,038,612)     (3.52)
                                                               ----------     ------
Options outstanding at June 30, 2001                                    0     $ 0.00
                                                               ==========     ======
Exercisable at March 31, 2000                                   1,225,247     $ 4.59
Exercisable at March 31, 2001                                   1,917,777     $ 3.64

     Options available for grant as of March 31, 2001 and 2000 were 2,264,638 and 1,861,403, respectively.

WARRANTS
     As indicated in Note 2 -- Reorganization Under Chapter 11, a Management Equity Incentive Plan was approved under the Plan. The Series B and Series C Warrants were issued to key employees and each vest ratably over three years and are exercisable for a period of five years and seven years, respectively, from the grant date.

     The Series A Warrants, issued pursuant to the Plan, are immediately exercisable and expire on June 29, 2006. As of March 31, 2002, Series A Warrants to purchase 675,218 shares of Common Stock had been issued. The exercise price for the Series A Warrants has not yet been fixed. The estimated strike price is based on a formula designated in the Plan which calls for the strike price to be equal to the allowed Class 6 Claims divided by 10 million. The Company currently estimates the exercise price to be approximately $21.50 per share.

     The Predecessor Company also issued warrants to purchase common stock in connection with acquisitions and to employees and directors for services. All warrants issued by the Predecessor Company were cancelled pursuant to the Plan.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The summary of warrant activity is as follows:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                                                 EXERCISE
                                                                  SHARES          PRICE
                                                                  ------         --------
PREDECESSOR COMPANY:
Warrants outstanding at March 31, 1999                           8,442,947        $ 8.85
Granted                                                            695,000          3.86
Exercised                                                                0          0.00
Expired/forfeited                                                 (811,875)         4.02
                                                                ----------        ------
Warrants outstanding at March 31, 2000                           8,326,072          8.91
Granted                                                                  0          0.00
Exercised                                                                0          0.00
Expired/forfeited                                                  (56,250)         7.90
                                                                ----------        ------
Warrants outstanding at March 31, 2001                           8,269,822          8.92
Cancellation of warrants in accordance with the Plan            (8,269,822)        (8.92)
                                                                ----------        ------
-----------------------------------------------------------------------------------------
REORGANIZED COMPANY:
Warrants outstanding at June 30, 2001                                    0          0.00
Granted                                                          2,162,718         12.45
                                                                ----------        ------
Warrants outstanding at March 31, 2002                           2,162,718        $12.45
                                                                ==========        ======

     The following table summarizes information about warrants outstanding at March 31, 2002:

                                                      WARRANTS OUTSTANDING               WARRANTS EXERCISABLE
                                             --------------------------------------      ---------------------
                                                           WEIGHTED
                                                            AVERAGE        WEIGHTED                   WEIGHTED
                                                           REMAINING       AVERAGE                    AVERAGE
                                                          CONTRACTUAL      EXERCISE                   EXERCISE
EXERCISE PRICES                              SHARES       LIFE (YRS)        PRICE        SHARES        PRICE
---------------                              ------       -----------      --------      ------       --------
$6.50                                        987,500         4.25           $ 6.50       329,163       $ 6.50
$12.00                                       500,000         6.25           $12.00       166,662       $12.00
$21.50                                       675,218         4.25           $21.50       675,218       $21.50

PRO FORMA DISCLOSURES
     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting or Stock-Based Compensation." The Company continues to account for stock-based compensation under the provisions of APB Opinion No. 25 and, accordingly, does not recognize compensation cost for options and warrants with exercise prices equal to or greater than market value at the date of grant. As required by SFAS No. 123, the following disclosure of pro forma information provides the effects on net loss and net loss per share as if the

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company had accounted for its employee stock-based compensation under the fair value method prescribed by SFAS No. 123 (in thousands, except per share data and assumptions):

                                                      REORGANIZED  |
                                                        COMPANY    |        PREDECESSOR COMPANY
                                                      -----------  | ---------------------------------
                                                         NINE      |  THREE
                                                        MONTHS     |  MONTHS
                                                         ENDED     |  ENDED      YEAR ENDED MARCH 31,
                                                       MARCH 31,   | JUNE 30,    ---------------------
                                                         2002      |   2001        2001         2000
                                                       ---------   | --------      ----         ----
                                                                   |
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK:                      |
     As reported                                        $(6,083)   | $128,599    $(365,617)   $(13,939)
     Pro forma                                          $(7,045)   | $128,271    $(367,227)   $(16,359)
BASIC AND DILUTED EPS APPLICABLE TO COMMON STOCK:                  |
     As reported                                        $ (0.60)   | $   2.08    $   (6.18)   $  (0.26)
     Pro forma                                          $ (0.70)   | $   2.08    $   (6.21)   $  (0.30)
ASSUMPTIONS:                                                       |
Expected life (years)                                         3    |        3            3           3
Expected volatility                                      269.23%   |    89.80%       89.80%      96.15%
Dividend yield                                               --    |       --           --          --
Risk-free interest rate                                    4.31%   |     4.48%        4.33%       6.47%

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

NOTE 15 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial information for the Company's last eight fiscal quarters (in thousands, except per share amounts):

                                                     PREDECESSOR   |
                                                       COMPANY     |          REORGANIZED COMPANY
                                                     -----------   |  ------------------------------------
FISCAL 2002:                                           JUNE 30     |  SEPT. 30      DEC. 31       MAR. 31
------------                                           -------     |  --------      -------       -------
                                                                   |
Net sales                                             $166,268     |  $156,978      $141,265      $166,552
Gross profit                                            17,052     |    17,614        15,344        22,657
Non-cash and non-recurring expense(a)                    1,941     |         0         3,100           844
Income (loss) from continuing operations before                    |
  reorganization costs, income taxes,                              |
  cumulative effect of change in accounting                        |
  principle and extraordinary gain                      (6,407)    |    (1,736)       (6,203)        2,313
Net income (loss) applicable to common stock           128,599     |    (1,991)       (6,405)        2,313
Basic and diluted earnings (loss) per share(d)        $   2.08     |  $  (0.20)     $  (0.63)     $   0.23

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                    PREDECESSOR COMPANY
                                                    ---------------------------------------------------
FISCAL 2001:                                        JUNE 30       SEPT. 30       DEC. 31       MAR. 31
------------                                        -------       --------       -------       -------
Net sales                                           $241,909      $213,774      $ 154,780      $156,128
Gross profit                                          22,981        18,536          5,677        14,680
Goodwill impairment(b)                                     0             0        280,132             0
Non-cash and non-recurring expense(a)                  2,639           211           (211)        3,760
Loss from joint ventures(c)                             (134)         (515)          (927)       (1,873)
Net loss applicable to common stock                   (8,335)      (26,827)      (311,985)      (18,470)
Basic and diluted earnings (loss) per share
  (d)                                               $  (0.14)     $  (0.46)     $   (5.20)     $  (0.30)

---------------
(a) Reflects charges recorded for the impairment of fixed assets, facility abandonments and a note receivable from Superior. See Note 4 -- Non-Cash and Non-Recurring Expenses.
(b) Reflects the impairment of goodwill recognized in the quarter ended December 31, 2000, as a result of a change in the Predecessor Company's accounting policy for evaluating the carrying value of goodwill. See Note
    1 -- Significant Accounting Policies.
(c) Loss in the quarter ended March 31, 2001 includes the impairment of the Company's investment in Southern of approximately $1.8 million. See Note
    1 -- Significant Accounting Policies.
(d) The sum of the quarterly per share amounts will not equal per share amounts reported for the year-to-date period due to the changes in the number of weighted-average shares outstanding for each period.

                             METAL MANAGEMENT, INC.
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------
                                             BALANCE AT    CHARGED TO    CHARGED TO     DEDUCTIONS,    BALANCE AT
                                             BEGINNING     COSTS AND        OTHER         NET OF         END OF
                                             OF PERIOD      EXPENSES     ACCOUNTS(a)    RECOVERIES       PERIOD
                                             ----------    ----------    -----------    -----------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
PREDECESSOR COMPANY:
     Year Ended March 31, 2000                $ 2,020       $ 2,343         $(500)       $ (1,221)      $ 2,642
     Year Ended March 31, 2001                $ 2,642       $ 5,678         $   0        $ (6,717)      $ 1,603
     Three months ended June 30, 2001         $ 1,603       $ 1,058         $   0        $   (357)      $ 2,304
-----------------------------------------------------------------------------------------------------------------
REORGANIZED COMPANY:
     Nine months ended March 31, 2002         $ 2,304       $ 2,031         $   0        $ (1,968)      $ 2,367
TAX VALUATION ALLOWANCE:
PREDECESSOR COMPANY:
     Year Ended March 31, 2000                $   250       $   220         $   0        $      0       $   470
     Year Ended March 31, 2001                $   470       $86,923         $   0        $      0       $87,393
     Three months ended June 30, 2001         $87,393       $     0         $   0        $(22,881)      $64,512
-----------------------------------------------------------------------------------------------------------------
REORGANIZED COMPANY:
     Nine months ended March 31, 2002         $64,512             0         $   0        $ (5,132)      $59,380