Form 10-Q
period 2002-06-30
METAL MANAGEMENT INC
filed 2002-08-13
CIK 795665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-14836

                             METAL MANAGEMENT, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      94-2835068
         (State or other jurisdiction                         I.R.S. Employer
      of incorporation or organization)                    Identification Number)

                        500 N. DEARBORN ST., SUITE 405,
                               CHICAGO, IL 60610
          (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: (312) 645-0700

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _

    As of August 1, 2002, the Registrant had 9,371,317 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I:     FINANCIAL INFORMATION
ITEM 1:     Financial Statements
            Consolidated Balance Sheets -- June 30, 2002 and March 31,
            2002 (Reorganized Company) (unaudited)                            1
            Consolidated Statements of Operations -- three months ended
            June 30, 2002 (Reorganized Company) and three months ended
            June 30, 2001 (Predecessor Company) (unaudited)                   2
            Consolidated Statements of Cash Flows -- three months ended
            June 30, 2002 (Reorganized Company) and three months ended
            June 30, 2001 (Predecessor Company) (unaudited)                   3
            Consolidated Statements of Stockholders' Equity -- three
            months ended June 30, 2002 (Reorganized Company) (unaudited)      4
            Notes to Consolidated Financial Statements (unaudited)            5
ITEM 2:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        13
ITEM 3:     Quantitative and Qualitative Disclosures about Market Risk       22
PART II:    OTHER INFORMATION
ITEM 1:     Legal Proceedings                                                23
ITEM 6:     Exhibits and Reports on Form 8-K                                 23
            Signatures                                                       24
            Exhibit Index                                                    25

PART I: FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                                 REORGANIZED COMPANY
                                                                ---------------------
                                                                JUNE 30,    MARCH 31,
                                                                  2002        2002
                                                                --------    ---------
                           ASSETS
Current assets:
     Cash and cash equivalents                                  $  1,209    $    838
     Accounts receivable, net                                     75,871      61,519
     Inventories                                                  39,131      37,281
     Property and equipment held for sale                         10,369      10,102
     Prepaid expenses and other assets                             4,868       4,179
                                                                --------    --------
       Total current assets                                      131,448     113,919

Property and equipment, net                                      120,425     123,666
Goodwill                                                          15,461      15,461
Deferred financing costs, net                                      2,194       2,715
Other assets                                                       1,322       1,347
                                                                --------    --------
                         TOTAL ASSETS                           $270,850    $257,108
                                                                ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                          $  2,008    $  2,321
     Accounts payable                                             47,528      42,923
     Accrued interest                                                612       1,760
     Other accrued liabilities                                    16,288      14,441
                                                                --------    --------
       Total current liabilities                                  66,436      61,445

Long-term debt, less current portion                             130,870     131,639
Other liabilities                                                  6,682       4,537
                                                                --------    --------
                      TOTAL LONG-TERM LIABILITIES                137,552     136,176

Stockholders' equity:
     Preferred stock                                                   0           0
     New common equity -- issuable                                 5,148       6,270
     Common stock                                                     94          92
     Warrants                                                        453         414
     Additional paid-in-capital                                   60,384      59,265
     Accumulated other comprehensive loss                           (471)       (471)
     Retained earnings (accumulated deficit)                       1,254      (6,083)
                                                                --------    --------
                 TOTAL STOCKHOLDERS' EQUITY                       66,862      59,487
                                                                --------    --------
                    TOTAL LIABILITIES AND STOCKHOLDERS'
                     EQUITY                                     $270,850    $257,108
                                                                ========    ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                                 REORGANIZED  |   PREDECESSOR
                                                                   COMPANY    |     COMPANY
                                                                ------------- |  -------------
                                                                THREE MONTHS  |  THREE MONTHS
                                                                    ENDED     |      ENDED
                                                                JUNE 30, 2002 |  JUNE 30, 2001
                                                                ------------- |  -------------
                                                                              |
NET SALES                                                         $193,468    |    $166,268
Cost of sales                                                      165,188    |     149,216
                                                                  --------    |    --------
Gross profit                                                        28,280    |      17,052
OPERATING EXPENSES:                                                           |
  General and administrative                                        11,378    |      11,686
  Depreciation and amortization                                      4,384    |       4,718
  Non-cash and non-recurring expense (Note 8)                            0    |       1,941
                                                                  --------    |    --------
Total operating expenses                                            15,762    |      18,345
                                                                  --------    |    --------
Operating income (loss)                                             12,518    |      (1,293)
OTHER INCOME                                                                  |
  Interest expense                                                   3,005    |       5,169
  Other income, net                                                     61    |          55
                                                                  --------    |    --------
Income (loss) before reorganization costs, income taxes,                      |
  cumulative effect of change in accounting principle and                     |
  extraordinary gain                                                 9,574    |      (6,407)
Reorganization costs (Note 2)                                            0    |      10,347
                                                                  --------    |    --------
Income (loss) before income taxes, cumulative effect of                       |
  change in accounting principle and extraordinary gain              9,574    |     (16,754)
Provision for income taxes (Note 5)                                 (2,237)   |           0
                                                                  --------    |    --------
Income (loss) before cumulative effect of change in                           |
  accounting principle and extraordinary gain                        7,337    |     (16,754)
Cumulative effect of change in accounting principle (Note 8)             0    |        (358)
Extraordinary gain (Note 2)                                              0    |     145,711
                                                                  --------    |    --------
NET INCOME                                                        $  7,337    |    $128,599
                                                                  ========    |    ========
EARNINGS PER SHARE:                                                           |
  Basic:                                                                      |
     Income (loss) before cumulative effect of change in                      |
      accounting principle and extraordinary gain                 $   0.72    |    $  (0.27)
     Cumulative effect of change in accounting principle              0.00    |       (0.01)
     Extraordinary gain                                               0.00    |        2.36
                                                                  --------    |    --------
       Net income                                                 $   0.72    |    $   2.08
                                                                  ========    |    ========
  Diluted:                                                                    |
     Income (loss) before cumulative effect of change in                      |
      accounting principle and extraordinary gain                 $   0.71    |    $  (0.27)
     Cumulative effect of change in accounting principle              0.00    |       (0.01)
     Extraordinary gain                                               0.00    |        2.36
                                                                  --------    |    --------
       Net income                                                 $   0.71    |    $   2.08
                                                                  ========    |    ========
Shares used in computation of earnings per share:                             |
  Basic                                                             10,161    |      61,731
                                                                  ========    |    ========
  Diluted                                                           10,404    |      61,731
                                                                  ========    |    ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                 REORGANIZED   |  PREDECESSOR
                                                                   COMPANY     |    COMPANY
                                                                -------------  | -------------
                                                                THREE MONTHS   | THREE MONTHS
                                                                    ENDED      |     ENDED
                                                                JUNE 30, 2002  | JUNE 30, 2001
                                                                -------------  | -------------
                                                                               |
CASH FLOWS FROM OPERATING ACTIVITIES:                                          |
Net income                                                        $   7,337    |   $ 128,599
Adjustments to reconcile net income to cash flows from                         |
  operating activities:                                                        |
     Depreciation and amortization                                    4,384    |       4,718
     Deferred taxes                                                   2,237    |           0
     Amortization of debt issuance costs and bond discount              548    |       1,359
     Provision for bad debt                                             136    |       1,058
     Non-cash and non-recurring expense                                   0    |       1,941
     Non-cash reorganization expenses                                     0    |       3,469
     Extraordinary gain                                                   0    |    (145,711)
     Cumulative effect of change in accounting principle                  0    |         358
     Other                                                              293    |        (237)
Changes in assets and liabilities:                                             |
     Accounts and notes receivable                                  (14,080)   |       5,141
     Inventories                                                     (1,850)   |      (1,749)
     Accounts payable                                                 4,605    |       9,200
     Accrued interest                                                (1,148)   |         (96)
     Other                                                              246    |       3,952
                                                                  ---------    |   ---------
Cash flows provided by operating activities                           2,708    |      12,002
CASH FLOWS USED IN INVESTING ACTIVITIES:                                       |
  Purchases of property and equipment                                (1,597)   |      (1,392)
  Proceeds from sale of property and equipment                          345    |       1,141
  Other                                                                  25    |        (128)
                                                                  ---------    |   ---------
Net cash used in investing activities                                (1,227)   |        (379)
CASH FLOWS USED IN FINANCING ACTIVITIES:                                       |
  Issuances of long-term debt                                       178,920    |     111,627
  Repayments of long-term debt                                     (180,003)   |        (615)
  Repayments on DIP Agreement                                             0    |    (121,666)
  Fees paid to issue long-term debt                                     (27)   |      (1,339)
                                                                  ---------    |   ---------
Net cash used in financing activities                                (1,110)   |     (11,993)
                                                                  ---------    |   ---------
Net increase (decrease) in cash and cash equivalents                    371    |        (370)
Cash and cash equivalents at beginning of period                        838    |       1,428
                                                                  ---------    |   ---------
Cash and cash equivalents at end of period                        $   1,209    |   $   1,058
                                                                  =========    |   =========
SUPPLEMENTAL CASH FLOW INFORMATION:                                            |
Interest paid                                                     $   3,583    |   $   3,905

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)

                                  NEW                                                    ACCUMULATED
                                COMMON                                  ADDITIONAL          OTHER          RETAINED
                               EQUITY --      COMMON                     PAID-IN-       COMPREHENSIVE      EARNINGS
                               ISSUABLE       STOCK       WARRANTS       CAPITAL            LOSS           (DEFICIT)       TOTAL
                               ---------      ------      --------      ----------      -------------      ---------       -----
REORGANIZED COMPANY:
BALANCE AT MARCH 31, 2002       $ 6,270        $92          $414         $59,265            $(471)          $(6,083)      $59,487

Distribution of equity in
  accordance with the Plan
  and other                      (1,122)         2            39           1,119                0                 0            38

Net income                            0          0             0               0                0             7,337         7,337
                                -------        ---          ----         -------            -----           -------       -------

BALANCE AT JUNE 30, 2002        $ 5,148        $94          $453         $60,384            $(471)          $ 1,254       $66,862
                                =======        ===          ====         =======            =====           =======       =======

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Metal Management, Inc., a Delaware corporation, and its subsidiaries (herein referred to as the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

     On November 20, 2000 (the "Petition Date"), the Company filed voluntarily petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 proceedings") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company's first amended joint plan of reorganization (the "Plan") was confirmed by the Bankruptcy Court and became effective on June 29, 2001 (the "Effective Date"). With the change in ownership resulting from the Plan, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

     The consolidated financial statements for the Company for the periods subsequent to June 30, 2001, following the effective date of Plan, are referred to as the "Reorganized Company" and are not comparable to those for the periods prior to June 30, 2001, which are referred to as the "Predecessor Company." A black line has been drawn in the unaudited consolidated financial statements to distinguish, for accounting purposes, the periods associated with the Reorganized Company and the Predecessor Company. Aside from the effects of fresh-start reporting and new accounting pronouncements adopted since the effective date of the Plan, the Reorganized Company follows the same accounting policies as the Predecessor Company.

     The March 31, 2002 balance sheet information has been derived from the Company's audited financial statements. All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

NOTE 2 -- REORGANIZATION UNDER CHAPTER 11

Plan of Reorganization

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

     - General Trade Claims ("Class 5 Claims") -- the holders of general trade claims of the Predecessor Company who elected not to receive common stock, par value $.01 per share ("Common Stock"), of the Reorganized Company, will receive cash payments totaling 30% of their allowed claim. Such payments will be made, without interest, in four equal annual installments. The first installment was

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 2 -- REORGANIZATION UNDER CHAPTER 11 -- (CONTINUED)

paid in July 2002. As of the Effective Date, a payable of $1.3 million was established representing the liability recorded in connection with the estimated fair value of the allowed Class 5 Claims.

     - Impaired Unsecured Claims ("Class 6 Claims") -- the holders of the Predecessor Company's $180 million par amount, 10% Senior Subordinated Notes due May 2008 (the "Subordinated Notes") and the holders of the Predecessor Company's general trade claims who elected (or are otherwise deemed under the Plan to have elected) on their ballot to be treated as an allowed Class 6 Claim, will receive a total of 9,900,000 shares of Common Stock. As of June 30, 2002, approximately 9.1 million shares of Common Stock have been issued to holders of allowed Class 6 Claims. The initial distribution of Common Stock on account of Class 6 Claims was based on an estimate of total Class 6 Claims. Class 6 Claims in the initial distribution was comprised of resolved claims and reserves for unresolved claims. The Company has filed objections with the Bankruptcy Court related to unresolved claims. Additional distributions of Common Stock will be made after the unresolved claims are either resolved through agreement of the parties or by a final order of the Bankruptcy Court.

     - Preferred Stockholder and Common Stockholder Claims ("Equity
       Claims") -- the holders of the Predecessor Company's convertible preferred stock and common stock on the Effective Date received their pro-rata share of 100,000 shares of Common Stock and warrants (designated as "Series A Warrants") to purchase 750,000 shares of Common Stock. The Series A Warrants are immediately exercisable at a price per share equal to the total amount of liabilities (allowed under Class 6 of the Plan) converted into Common Stock in accordance with the Plan divided by 10,000,000. The Company currently estimates the exercise price of the Series A Warrants to be approximately $21.50 per share.

     - A Management Equity Incentive Plan was approved under the Plan and provided for the issuance of warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $6.50 per share (designated as "Series B Warrants") and warrants to purchase 500,000 shares of Common Stock at an exercise price of $12.00 per share (designated as "Series C Warrants"). Series B and Series C Warrants were issued during fiscal 2002.

     On the Effective Date, and in connection with the consummation of the Plan, the Reorganized Company entered into a new $150 million revolving credit facility (see Note 4 -- Long-Term Debt).

Reorganization costs

     Reorganization costs directly associated with the Chapter 11 proceedings for the three months ended June 30, 2001 were as follows (in thousands):

                                                                THREE MONTHS ENDED
PREDECESSOR COMPANY                                               JUNE 30, 2001
-------------------                                             ------------------
Professional fees                                                    $ 6,838
Liability for rejected contracts and settlements                       2,445
Fresh-start adjustments                                                  919
Other                                                                    145
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

     The financial advisor for the Official Committee of Unsecured Creditors was CIBC World Markets Corp. ("CIBC"), a company in which Daniel W. Dienst, now a director of the Company, is a managing director. Professional fees paid to CIBC during the three months ended June 30, 2001 were approximately $2.6 million. Fees paid to CIBC during the three months ended June 30, 2001 include restructuring success fees of $2.1 million, paid as follows: i) $1.05 million in cash and ii) $1.05 million paid through the issuance of 161,538 shares of Common Stock (at $6.50 per share).

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

     In accordance with SOP 90-7 and the application of fresh-start reporting, the Company adopted Statement of Financing Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" as of June 30, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the use of the pooling-of-interests method. SFAS No. 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. The carrying value of such assets will be evaluated for impairment on an annual basis using the fair value method. Identifiable intangible assets with definite lives will continue to be amortized over their useful lives and reviewed periodically for impairment. The adoption of SFAS No. 141 had no impact on the consolidated financial statements as the Company had no recorded goodwill or intangible assets at adoption. The adoption of SFAS No. 142 resulted in the classification of the reorganization intangible recognized in fresh-start reporting as goodwill with an indefinite life. As a result, goodwill of $15.5 million is not being amortized.

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

     The consolidated statement of operations of the Predecessor Company for the three months ended June 30, 2001 reflect fresh-start reporting adjustments of $0.9 million and an extraordinary gain of $145.7 million related to the discharge of indebtedness in accordance with the Plan.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following categories (in thousands):

                                                        JUNE 30, 2002    MARCH 31, 2002
                                                        -------------    --------------
Ferrous metals                                             $21,392          $19,654
Non-ferrous metals                                          16,922           16,807
Other                                                          817              820
                                                           -------          -------
                                                           $39,131          $37,281
                                                           =======          =======

NOTE 4 --LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                        JUNE 30, 2002    MARCH 31, 2002
                                                        -------------    --------------
Credit Agreement                                          $ 96,329          $ 97,054
12 3/4% New Notes                                           33,963            33,963
10% convertible note payable                                 1,568             1,568
Other                                                        1,018             1,375
                                                          --------          --------
                                                           132,878           133,960
Less -- current portion of long-term debt                   (2,008)           (2,321)
                                                          --------          --------
                                                          $130,870          $131,639
                                                          ========          ========

Credit Facilities

     On June 29, 2001, the Company entered into an $150 million revolving loan and letter of credit facility (the "Credit Agreement"). The Credit Agreement, as amended, was entered into by the Company and Bankers Trust Company, as agent for the lenders thereunder and the lenders party thereto and expires in July 2003. The Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit of $31.5 million as of June 30, 2002, which amortizes by $2.4 million on a quarterly basis and under certain other conditions. In addition, as of June 30, 2002, supplemental availability of $10.0 million is provided, subject to periodic amortization of $1.2 million each quarter and other reductions. A security interest in substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, has been granted to the lenders as collateral against the obligations of the Company under the Credit Agreement. The Credit Agreement provides the Company with the option of borrowing based either on the prime rate (as specified by Deutsche Bank AG, New York Branch) or at the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the Credit Agreement, the Company pays a fee of .375% on the undrawn portion of the facility. In consideration for the Credit Agreement, the Company paid aggregate fees of $3.0 million.

     The Credit Agreement requires the Company to meet certain financial tests, including an interest coverage ratio and a leverage ratio (each as defined in the Credit Agreement). The Credit Agreement also contains covenants which, among other things, limit (i) the amount of capital expenditures; (ii) the incurrence of additional indebtedness; (iii) the payment of dividends; (iv) transactions with affiliates; (v) asset sales; (vi) acquisitions; (vii) investments; (viii) mergers and consolidations; (ix) prepayments of

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 4 -- LONG-TERM DEBT -- (CONTINUED)

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

     The Company expects that it will be able to refinance its obligations under the Credit Agreement by either extending the maturity date of the existing facility or through replacement of the facility with a facility including substitute lenders. In the event that the Company is unable to extend the maturity date of the Credit Agreement or otherwise be unable to refinance the obligations funded under the Credit Agreement before July 2003, the lenders could elect to not make loans available to the Company and declare all amounts borrowed under the Credit Agreement to be due and payable at maturity in July 2003.

New Notes

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

Convertible debt

     As indicated in Note 2 -- Reorganization under Chapter 11, the Company issued a promissory note to its financial advisor involved in the Chapter 11 proceedings. The promissory note was issued in an amount of $1.6 million and bears interest at 10% per annum. The promissory note matures on December 31, 2002 and the Company is required to make interest payments each quarter. The holder of the promissory note has the

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 4 -- LONG-TERM DEBT -- (CONTINUED)

option of converting a minimum of $500,000 of the principal amount of the promissory note into Common Stock at $6.46 per share at any time prior to maturity.

NOTE 5 -- INCOME TAXES

     At the Effective Date, the Predecessor Company and its subsidiaries had available federal net operating loss ("NOL") carryforwards of approximately $76 million, which expire through 2022. The Reorganized Company has not recorded a financial statement benefit for the Predecessor Company net deferred tax assets, including NOL carryforwards, because the requirements to record such a benefit have not been satisfied. Further, as a result of a statutory "ownership change" (as defined in Section 382 of the Internal Revenue Code) that occurred on the Effective Date, it is anticipated that the Reorganized Company's ability to utilize the Predecessor Company's NOL carryforwards, for federal income tax purposes, will be restricted to approximately $3.3 million per year. The annual limitation may be increased by certain transactions which result in recognition of "built-in" gains (unrecognized gains existing as of the Effective Date). The Reorganized Company has $22 million of post-change NOL carryforwards which also expire in 2022.

     At the Effective Date, the Company had a net deferred tax asset, including NOL carryforwards, of approximately $54 million for financial statement purposes. The Company has not recognized the benefit of pre-emergence net deferred tax assets due to the uncertainty regarding their ultimate realization. A valuation allowance was recorded against the entire net deferred tax asset because of uncertain realization. The benefit of certain post-change NOL carryforwards has also not been recognized due to the uncertainty regarding their ultimate realization.

     Under fresh-start reporting, realization of net deferred tax assets that existed as of the emergence date will first reduce goodwill until exhausted and thereafter are reported as additional paid-in-capital. Consequently, the Company will recognize cash tax savings due to the utilization of the emergence date deferred tax assets, without the corresponding reduction in income tax expense. The realization of certain post-change NOL carryforwards will reduce income tax expense in the period they are utilized or when the uncertainty regarding their realization is sufficiently reduced.

     During the three months ended June 30, 2002, the Company recognized income tax expense of $2.2 million. The effective tax rate differs from the statutory rate for the three months ended June 30, 2002 due to the use of pre-emergence net deferred tax assets and certain post-change NOL carryforwards. Due to utilization of NOL carryforwards, the Company does not expect to make any significant federal or state income tax payments during the current fiscal year.

NOTE 6 -- STOCKHOLDERS' EQUITY

     Pursuant to the Plan, the Company filed a Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State under which the authorized capital stock of the Company consists of 50,000,000 shares of Common Stock, par value $.01 per share, and 2,000,000 shares of preferred stock, par value $.01 per share.

     In accordance with the Plan, all outstanding shares of the Predecessor Company's common stock, convertible preferred stock, and warrants and options to purchase common stock were cancelled as of the Effective Date.

     As indicated in Note 2 -- Reorganization Under Chapter 11, the Company has not yet issued all the shares of Common Stock and Series A Warrants pursuant to the Plan. The Company has reported the value of the Common Stock and Series A Warrants not yet issued as "new common equity -- issuable." In the case of Class 6 Claims holders, remaining shares of Common Stock will be distributed upon resolution of unresolved

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 6 -- STOCKHOLDERS' EQUITY -- (CONTINUED)

claims in the Chapter 11 proceedings. Distributions of Common Stock and Series A Warrants to Equity Claims holders require the return of the Predecessor Company's common stock by the Equity Claims holders.

NOTE 7 -- EARNINGS PER SHARE

     As indicated in Note 2 -- Reorganization Under Chapter 11, the Company has not yet issued all 10,000,000 shares required to be distributed in accordance with the Plan. However, for purposes of the earnings per share calculation, all 10,000,000 shares are deemed to be issued and outstanding.

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (in thousands, except per share amounts):

                                                         REORGANIZED   |  PREDECESSOR
                                                           COMPANY     |    COMPANY
                                                        -------------  | -------------
                                                        THREE MONTHS   | THREE MONTHS
                                                            ENDED      |     ENDED
                                                        JUNE 30, 2002  | JUNE 30, 2001
                                                        -------------  | -------------
                                                                       |
INCOME (LOSS) (NUMERATOR):                                             |
Income (loss) from continuing operations before                        |
  cumulative effect of change in accounting principle                  |
  and extraordinary gain -- Basic                          $ 7,337     |   $(16,754)
Elimination of interest expense upon assumed                           |
  conversion of note payable, net of tax                        30     |          0
                                                           -------     |   --------
Income (loss) from continuing operations before                        |
  cumulative effect of change in accounting principle                  |
  and extraordinary gain -- Diluted                        $ 7,367     |   $(16,754)
                                                           =======     |   ========
SHARES (DENOMINATOR):                                                  |
Weighted average number of shares outstanding during                   |
  the period -- Basic                                       10,161     |     61,731
Assumed conversion of note payable                             243     |          0
Incremental common shares attributable to dilutive                     |
  stock options and warrants                                     0     |          0
                                                           -------     |   --------
Adjusted weighted average number of shares outstanding                 |
  during the period -- Diluted                              10,404     |     61,731
                                                           =======     |   ========
EARNINGS (LOSS) PER SHARE:                                             |
  Basic                                                    $  0.72     |   $  (0.27)
                                                           =======     |   ========
  Diluted                                                  $  0.71     |   $  (0.27)
                                                           =======     |   ========

     Warrants to purchase 2,557,500 shares of Common Stock were outstanding during the three months ended June 30, 2002, but were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the Common Stock during the period. Due to the loss from continuing operations for the three months ended June 30, 2001, the effect of dilutive stock options and warrants were not included as their effect would have been anti-dilutive.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 8 -- OTHER ITEMS

Derivatives

     Effective April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivatives and Hedges." The cumulative effect of adopting SFAS No. 133 resulted in an after-tax decrease in net earnings of $0.4 million at April 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value.

     The Company utilizes futures and forward contracts to hedge its net position in certain non-ferrous metals and does not use futures and forward contracts for trading purposes. The Company has classified its investment in these contracts as speculative under the provisions of SFAS No. 133. As a result, the Company recognizes the changes in fair values of its futures and forwards contracts in the statement of operations.

Recent Accounting Pronouncements

     Effective April 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale, although it retains many of the fundamental recognition and measurement provisions of SFAS No. 121. The adoption of this Statement did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement addresses, among other items, the classification of gains and losses from extinguishment of debt. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria in APB Opinion No. 30. This statement is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact of SFAS No. 145 on its consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its consolidated financial statements.

Non-cash and non-recurring expenses

     During the three months ended June 30, 2001, the Company recognized a $1.9 million asset impairment charge related to excess equipment to be disposed of or otherwise abandoned.

Property and equipment held for sale

     On July 15, 2002, the Company sold a parcel of land, which was included in property and equipment held for sale, for net proceeds of $5.2 million. The sale of this land will result in a pre-tax gain of approximately $2.5 million which will be recognized during the three months ending September 30, 2002.

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metal Management, Inc. (herein, "Metal Management," the "Company," "we," "us" or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under "Risk Factors" appearing in our Annual Report on Form 10-K for the year ended March 31, 2002, as the same may be amended from time to time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2002 ("Annual Report").

GENERAL

     We are one of the largest full-service metals recyclers in the United States, with recycling facilities located in 13 states. We enjoy leadership positions in many major metropolitan markets, including Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix, Salt Lake City, Toledo and Tucson. We have a 28.5% equity ownership position in Southern Recycling, L.L.C., the largest scrap metals recycler in the Gulf Coast region. Our operations consist primarily of the collection and processing of ferrous and non-ferrous metals. We collect industrial scrap and obsolete scrap, process it into reusable forms and supply the recycled metals to our customers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters and metal brokers. We believe that we provide one of the most comprehensive offerings of both ferrous and non-ferrous scrap and other purchased scrap, such as turnings, cast and broken furnace iron. We also process non-ferrous metals, including aluminum, copper, stainless steel, brass, titanium and high temperature alloys, using similar techniques and through application of our proprietary technologies.

     We have achieved a leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. In making acquisitions, we have focused on major metropolitan markets where prime industrial and obsolete scrap metals (automobiles, appliances and industrial equipment) are readily available and from where we believe we can better serve our customer base. In pursuing this strategy, we acquired regional platform companies to serve as platforms into which subsequent acquisitions would be integrated. We believe that through the integration of our acquired businesses, we have enhanced our competitive position and profitability of the operations because of broader distribution channels, improved managerial and financial resources, greater purchasing power and increased economies of scale.

     Demolition projects, in which we recycle the metals that demolition contractors collect from building and road construction projects also serve as a source, although not significant, of scrap metals for our recycling operations. In addition, we act as demolition contractors in certain of our large metropolitan markets in which we dismantle obsolete machinery, buildings, gasholders and other large structures containing large quantities of metal and, in the process, collect both the ferrous and non-ferrous metals from these sources. Our materials handling expertise and logistics capabilities also afford us unique opportunities to secure sources of scrap which might not be available to smaller competitors. We also operate a bus dismantling business combined with a bus replacement parts business at our Northeast operations.

     At certain of our locations, which are adjacent to commercial waterways, we provide stevedoring services. By providing these services, we increase the utilization of our equipment and diversify our customer base. While traditionally most of our stevedoring efforts have been focused at our Port Newark facility in the Northeast, we have begun to expand these services at our Midwest locations.

CHAPTER 11 BANKRUPTCY AND PLAN OF REORGANIZATION

     On November 20, 2000, we filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). During the course of the bankruptcy proceedings, which we refer to as the "Chapter 11 proceedings" herein, we operated our business as a debtor-in-possession.

     On May 4, 2001, we filed a first amended joint plan of reorganization (the "Plan") pursuant to Chapter 11 of the Bankruptcy Code. The Plan was confirmed by the Bankruptcy Court and became effective on June 29, 2001 (the "Effective Date").

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

     - General Trade Claims or "Class 5 Claims" -- the holders of the general trade claims of the Predecessor Company who elected not to receive common stock, par value $.01 per share ("Common Stock"), of the Reorganized Company will receive cash payments totaling 30% of their allowed claim. Such payments will be made, without interest, in four equal annual installments. The first installment was paid in July 2002. On the Effective Date, we established a payable of $1.3 million representing our liability recorded in connection with the estimated fair value of the allowed Class 5 Claims.

     - Impaired Unsecured Claims or "Class 6 Claims" -- the holders of the Predecessor Company's 10% Senior Subordinated Notes, due May 2008 (the "Subordinated Notes"), and the holders of the Predecessor Company's general trade claims who elected (or are otherwise deemed under the Plan to have elected) on their ballot to be treated as an allowed Class 6 Claim, will receive a total of 9,900,000 shares of Common Stock. As of June 30, 2002, we have issued approximately 9.1 million shares of Common Stock to holders of allowed Class 6 Claims. The initial distribution of Common Stock on account of Class 6 Claims was based on an estimate of Class 6 Claims. The estimate of total Class 6 Claims in the initial distribution was comprised of resolved claims and reserves for unresolved claims. We have filed objections with the Bankruptcy Court related to unresolved claims. Additional distributions of Common Stock will be made after the unresolved claims are either resolved through agreement of the parties or by a final order of the Bankruptcy Court.

     - Preferred Stockholder and Old Common Stockholder or "Equity Claims" -- on the Effective Date, the holders of the Predecessor Company's convertible preferred stock and common stock received their pro-rata share of 100,000 shares of Common Stock and warrants (designated as "Series A Warrants") to purchase 750,000 shares of Common Stock. The Series A Warrants are immediately exercisable at a price per share equal to the total amount of liabilities (allowed under Class 6 of the Plan) converted into Common Stock in accordance with the Plan divided by 10,000,000. We currently estimate the exercise price of the Series A Warrants to be approximately $21.50 per share.

     - A Management Equity Incentive Plan was approved under the Plan that provided for the issuance of warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $6.50 per share (designated as "Series B Warrants") and warrants to purchase 500,000 shares of Common Stock at an exercise price of $12.00 per share (designated as "Series C Warrants"). Series B and Series C Warrants were issued during fiscal 2002.

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

CRITICAL ACCOUNTING POLICIES

     The SEC recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," which suggests that companies provide additional disclosure and commentary on those accounting policies considered most critical. Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Accounts receivable and allowance for uncollectible accounts receivable

     Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $1.2 million and $2.4 million at June 30, 2002 and March 31, 2002, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with accounts, financial condition of customers when information is publicly available, changes in collection patterns and general industry conditions.

     As indicated in our Annual Report under the section titled "Risk
Factors -- The loss of any significant customers could adversely affect our results of operations or financial condition," general weakness in the steel and metals sectors over the last few years has led to bankruptcy filings by many of our customers which have caused us to recognize additional allowances for uncollectible accounts receivable. While we believe our allowance for uncollectible accounts receivable is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings.

Inventory

     Our inventories primarily consist of ferrous and non-ferrous scrap metals and are valued at the lower of average purchased cost or market. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other methods utilized in our industry. As indicated in our Annual Report under the section titled "Risk Factors -- Prices of commodities we own may be volatile," we are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by quickly turning our inventories as market conditions permit.

Property and equipment held for sale

     We periodically review our scrap metals operations to evaluate the long term economic viability of certain of our investments. These reviews result in the identification of redundant property and equipment which we hold for sale. We have classified these assets as held for sale and have recorded them as a component of current assets as we expect to sell the property and equipment within one year. These assets held for sale have been taken out of production and are recorded at their estimated fair value less costs to dispose, if any. Fair value estimates are based on independent brokers, published used equipment lists and recent experience with similar property and equipment.

Valuation of long-lived assets and goodwill

     We periodically review the carrying value of certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the carrying amount of the asset to determine if an impairment of such asset is necessary. The effect of any impairment would be to record an expense equal to the difference between the fair value of such asset and its carrying value.

     Effective June 30, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires that the goodwill we recorded in connection with fresh-start reporting be reviewed at least annually for impairment based on the fair value method.

Income taxes

     At the Effective Date, we had a net deferred tax asset, including net operating loss ("NOL") carryforwards, of approximately $54 million for financial statement purposes. We have not recognized the benefit of pre-emergence net deferred tax assets due to the uncertainty regarding their ultimate realization. The net benefit of our deferred tax asset has been reduced by a valuation allowance. We have also not recognized the benefit of $22 million of post-change NOL carryforwards arising since our emergence from bankruptcy due to the uncertainty regarding their ultimate utilization.

     The use of deferred tax assets that arose prior to our emergence from bankruptcy will reduce income taxes paid, but will not reduce our income tax expense. Realization of these benefits first reduces goodwill until exhausted and thereafter is reported as additional paid-in-capital. The realization of certain post-change NOL carryforwards will reduce income tax expense in the period they are utilized or when the uncertainty regarding their realization is sufficiently reduced.

     We have substantial NOL carryforwards, but have not recorded any financial statement benefit for the Predecessor Company's NOL carryforwards or post-change NOL carryforwards. The utilization of deferred tax assets including NOL carryforwards and the financial statement accounting is dependent upon the amounts and timing of future taxable income, statutory restrictions and limitations, and our tax return filing elections.

Self-Insured reserves

     We are self-insured for health insurance plans offered to many of our employees. Our exposure to health insurance claims is protected at a maximum by a stop-loss insurance policy. We record a reserve for the estimated cost of incurred but not reported ("IBNR") claims. Our estimate is based on a lag estimate calculated by our insurance plan administrator and our historical claims experience. The lag accrual that we establish is based on recent actual claims paid.

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

     The above listing is not intended to be a comprehensive list of all of our accounting policies. Please refer to our Annual Report which contains accounting policies and other disclosures required by generally accepted accounting principles.

RESULTS OF OPERATIONS

     The unaudited consolidated financial statements after the Effective Date are those of a new reporting entity (the "Reorganized Company") and are not comparable to the pre-confirmation periods of the old reporting entity (the "Predecessor Company"). However, for purposes of this discussion, the Reorganized Company's results for the three months ended June 30, 2002 are compared to the Predecessor Company's results for the three months ended June 30, 2001.

     Our results of operations for the three months ended June 30, 2002 showed significant improvement from the three months ended June 30, 2001, mainly as a result of our ferrous operations. Since January 2002, our ferrous operations have benefited from improved volumes, prices and material margins related primarily to increased domestic production rates for finished and semi-finished steel and improved conditions for exporting scrap. Although the results of our ferrous operations exceeded our expectations, the non-ferrous markets remain weak. We continue to monitor our costs and continually evaluate alternatives to streamline our operations and reduce costs.

     Consolidated net sales for the three months ended June 30, 2002 and 2001 in broad product categories were as follows ($ in thousands):

                                                        6/30/02                         6/30/01
COMMODITY                                     ----------------------------    ----------------------------
(WEIGHT IN THOUSANDS)                         WEIGHT     NET SALES     %      WEIGHT     NET SALES     %
---------------------                         ------     ---------     -      ------     ---------     -
Ferrous metals (tons)                           1,098    $122,435     63.3%       974    $ 90,858     54.6%
Non-ferrous metals (lbs.)                     113,316      51,860     26.8    123,308      58,123     35.0
Brokerage -- ferrous (tons)                       129      15,783      8.2        125      11,906      7.2
Brokerage -- non-ferrous (lbs.)                 2,342         837      0.4      5,216       2,101      1.2
Other                                                       2,553      1.3                  3,280      2.0
                                                         --------     ----               --------     ----
                                                         $193,468     100%               $166,268     100%
                                                         ========     ====               ========     ====

     Consolidated net sales increased by $27.2 million (16.4%) to $193.5 million during the three months ended June 30, 2002 compared to consolidated net sales of $166.3 million during the three months ended

June 30, 2001. The increase in consolidated net sales was primarily due to higher volumes and higher average selling prices for ferrous products shipped, offset by lower volumes of non-ferrous products shipped.

     Ferrous sales increased by $31.6 million (34.8%) to $122.4 million during the three months ended June 30, 2002 compared to ferrous sales of $90.8 million during the three months ended June 30, 2001. The increase was mainly a result of better market conditions that increased units shipped (12.7%) and higher average selling prices (19.5%).

     Non-ferrous sales decreased by $6.2 million (10.8%) to $51.9 million during the three months ended June 30, 2002 compared to non-ferrous sales of $58.1 million during the three months ended June 30, 2001. The decrease was primarily due to the exit from our MacLeod operations in California, which ceased operations during the three months ended June 30, 2002. Specific product lines within our non-ferrous businesses continue to be impacted from low demand from the aerospace industry and stainless steel markets which resulted in lower average selling prices and lower unit sales for non-ferrous metals.

     Brokerage ferrous sales increased by $3.9 million (32.6%) to $15.8 million during the three months ended June 30, 2002 compared to brokerage ferrous sales of $11.9 million during the three months ended June 30, 2001. The increase was primarily a result of higher average selling prices (28.5%). The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap are generally associated with higher unit prices.

     Brokerage non-ferrous sales decreased by $1.3 million (60.2%) to $0.8 million during the three months ended June 30, 2002 compared to brokerage non-ferrous sales of $2.1 million during the three months ended June 30, 2001. The decrease was a result of volume declining by 2.9 million pounds and average realized sales prices declining by $0.04 per pound. Margins associated with brokered non-ferrous metals are narrow so variations in this product category are not as significant to us as variations in other product categories.

     Other revenue is primarily derived from our stevedoring and bus dismantling operations. During the three months ended June 30, 2002, other revenues decreased by $0.7 million (22.2%) to $2.6 million. The decline is due, in part, to the exit from our MacLeod operations during the three months ended June 30, 2002.

     Gross profit was $28.3 million (14.6% of sales) during the three months ended June 30, 2002 compared to gross profit of $17.1 million (10.3% of sales) during the three months ended June 30, 2001. Gross profit was higher as a result of increased material margins on ferrous products sold and lower per unit processing expenses. Processing expenses remained substantially unchanged; however, more volume was processed through our yards during the current period, which reduced per unit processing costs.

     General and administrative expenses were $11.4 million (5.9% of sales) during the three months ended June 30, 2002 compared to general and administrative expenses of $11.7 million (7.0% of sales) during the three months ended June 30, 2001. Our cost reduction programs implemented in fiscal 2002 have contributed to a reduction in general and administrative expenses and we continue to carefully monitor our general and administrative expenses.

     Depreciation and amortization expense was $4.4 million (2.3% of sales) during the three months ended June 30, 2002 compared to depreciation and amortization expense of $4.7 million (2.8% of sales) during the three months ended June 30, 2001. Except for the elimination of depreciation expense associated with the exit from our MacLeod operations, depreciation expense has remained relatively constant. We operated with virtually the same installed base of equipment during the three months ended June 30, 2002 and the three months ended June 30, 2001.

     There were no non-cash and non-recurring expenses recognized during the three months ended June 30, 2002. Non-cash and non-recurring expense was $1.9 million during the three months ended June 30, 2001, which primarily consisted of asset impairments (see Note 8 to the unaudited consolidated financial statements included in Item 1 of this Report).

     Interest expense was $3.0 million (1.6% of sales) during the three months ended June 30, 2002 compared to interest expense of $5.2 million (3.1% of sales) during the three months ended June 30, 2001. The decrease in interest expense was a result of lower borrowings and interest rates under our credit facilities. Our average borrowings during the three months ended June 30, 2002 were $19 million less then average borrowings during the three months ended June 30, 2001. The interest rate on borrowings under our credit facility during the three months ended June 30, 2002 was at the prime rate of interest, which was almost 500 basis points lower than interest rates on borrowings under our debtor-in-possession credit facility during the three months ended June 30, 2001.

     We did not incur any reorganization costs during the three months ended June 30, 2002. During the three months ended June 30, 2001, we incurred $10.3 million of reorganization costs, which mainly represent professional fees, liabilities for rejected contracts and settlements, fresh-start adjustments and other expenses associated with the Chapter 11 proceedings (see Note 2 to the unaudited consolidated financial statements included in Item 1 of this Report).

     During the three months ended June 30, 2002, we recognized income tax expense of $2.2 million. The effective tax rate differs from the statutory rate for the three months ended June 30, 2002 due to the use of pre-emergence net deferred tax assets and certain post-change NOL carryforwards.

     On April 1, 2001, we adopted SFAS No. 133, "Accounting for Derivatives and Hedges" (as amended). The cumulative effect of adopting SFAS No. 133 resulted in an after-tax decrease in net earnings of $0.4 million during the three months ended June 30, 2001.

     We recognized an extraordinary gain of $145.7 million during the three months ended June 30, 2001 related to the cancellation of our Subordinated Notes and other unsecured claims in the Chapter 11 proceedings (see Note 2 to the unaudited consolidated financial statements included in Item 1 of this Report).

     Net income was $7.3 million during the three months ended June 30, 2002 compared to a net income of $128.6 million during the three months ended June 30, 2001. Net income during the three months ended June 30, 2002 reflects significant improvement in our operations as a result of higher volumes of ferrous scrap metals sold, greater metal margins and lower interest expense. The net income during the three months ended June 30, 2001 was primarily a result of a $145.7 million extraordinary gain associated with cancellation of indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     During the three months ended June 30, 2002, we generated $2.7 million of cash from operating activities, comprised of net income and non-cash items of $14.9 million offset by investments in working capital of $12.2 million. The growth in our ferrous business during the three months ended June 30, 2002 required working capital investments primarily in accounts receivable and inventories which increased by $14.1 million and $1.9 million, respectively. Due to the utilization of NOL carryforwards, we do not expect to make significant cash payments for federal or state income taxes during the current fiscal year. In addition, we made a $2.2 million interest payment on our New Notes on June 15, 2002.

     During the three months ended June 30, 2002, we used $1.2 million of cash for investing activities. Purchases of property and equipment were $1.6 million, while we generated $0.3 million of cash from the sale of redundant fixed assets.

     During the three months ended June 30, 2002, our financing activities used $1.1 million of cash which were used primarily to repay borrowings under the revolving credit facilities.

Indebtedness

     On the Effective Date, our $200 million debtor-in-possession credit facility was replaced by a $150 million revolving credit and letter of credit facility (the "Credit Agreement"). The Credit Agreement, as amended, was entered into by Bankers Trust Company, as agent for the lenders thereunder, the lenders a party thereto and us and expires in July 2003. The Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit of $31.5 million as of June 30, 2002, which amortizes by $2.4 million on a quarterly basis and under certain other conditions. In addition, as of June 30, 2002, supplemental availability of approximately $10.0 million is provided under the Credit Agreement, subject to periodic amortization of $1.2 million each quarter and other reductions. A security interest in substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries, has been granted to the agent under the new credit facility to secure our obligations under the Credit Agreement. The Credit Agreement provides us with the option of borrowing based either on the prime rate (as specified by Deutsche Bank AG, New York Branch) or the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the Credit Agreement, we pay a fee of .375% on the undrawn portion of the credit facility. In consideration for the Credit Agreement, we paid aggregate fees of $3.0 million.

     The Credit Agreement requires us to meet certain financial tests, including an interest coverage ratio and leverage ratio (as defined in the Credit Agreement) as follows:

                                                      MINIMUM INTEREST       MAXIMUM
TWELVE MONTH PERIOD ENDING                             COVERAGE RATIO     LEVERAGE RATIO
--------------------------                            ----------------    --------------
06/30/02                                                1.90 to 1.00       5.25 to 1.00
09/30/02                                                2.00 to 1.00       4.90 to 1.00
12/31/02                                                2.10 to 1.00       4.65 to 1.00
03/31/03 and the last day of each fiscal quarter
  ending thereafter                                     2.10 to 1.00       4.25 to 1.00

     The Credit Agreement limits our capital expenditures to $16 million each fiscal year. The Credit Agreement also contains restrictions which, among other things, limit our ability to (i) incur additional indebtedness; (ii) pay dividends; (iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on our assets and (viii) other matters customarily restricted in such agreements. We were in compliance with all financial covenants as of June 30, 2002. As of July 30, 2002, we had outstanding borrowings of approximately $90 million under the Credit Agreement and undrawn availability of approximately $22 million.

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

     Pursuant to our Plan, the Junior Secured Notes were exchanged for New Notes having an outstanding principal balance of $34.0 million. The New Notes mature on June 15, 2004 and bear interest at the rate of 12 3/4% per annum. Interest on the New Notes is payable semi-annually during June and December of each year. The New Notes are our senior obligations and rank equally in right of payment to all of our unsubordinated debt, including our indebtedness under the Credit Agreement, and senior in right of payment to all of our subordinated debt. A second priority lien on substantially all of our personal property, plant (to the extent it constitutes fixtures) and equipment has been pledged as collateral against the New Notes.

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

Future Capital Requirements

     We expect to fund our working capital needs, interest payments and capital expenditures with cash generated from operations, supplemented by undrawn borrowing availability under the Credit Agreement. In addition, we expect to generate cash in the current fiscal year from asset sales. At June 30, 2002, we have $10.4 million of property and equipment classified as "held for sale." On July 15, 2002, we sold a parcel of land which was included in property and equipment held for sale for net proceeds of approximately $5.2 million. The sale of this land will result in a pre-tax gain of approximately $2.5 million which will be recognized during the three months ending September 30, 2002.

     Our future cash needs will be driven by working capital requirements (including interest payments on the New Notes), planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves. While we have no significant pending acquisitions, we may choose to consider selective opportunities for "tuck-in" acquisitions during the current fiscal year.

     Capital expenditures were approximately $1.6 million during the three months ended June 30, 2002. Capital expenditures are planned to be approximately $11 million in the current fiscal year, which includes costs to complete the installation of a "Mega" Shredder, the principal machinery which we currently own, at our facility in Phoenix, Arizona.

     We believe our sources of capital will be sufficient to fund planned capital expenditures, interest payments and working capital requirements for the foreseeable future, although there can be no assurance that this will be the case. In addition, the instruments governing the Credit Agreement and the New Notes will limit our ability to incur additional debt to fund significant acquisition or expansion opportunities unless and until our results of operations show significant improvement for four consecutive quarters.

     Our Credit Agreement expires in July 2003. Although we expect to be able to renew or otherwise refinance our obligations under the Credit Agreement prior to its expiration, there is no assurance that this will be the case. Additionally, if we cannot renew our Credit Agreement, we may be required to seek alternative financing to repay amounts outstanding under the Credit Agreement and to provide for our working capital needs. We do not expect to be able, in the absence of a refinancing transaction, to repay all the balances outstanding under the Credit Agreement which otherwise mature in July 2003. If we are unable to renew or otherwise modify or extend our Credit Agreement prior to our next periodic SEC filing, we will be required to classify the Credit Agreement as a current liability in that subsequent filing.

     The Predecessor Company historically financed a part of its operations through the issuance of common stock or convertible preferred stock. Since we recently emerged from bankruptcy and a market for our Common Stock has developed, we may issue equity in the future to finance our operations. The issuance of equity would dilute the ownership of the existing shareholders.

Commitments

     In July 2003, we expect to issue Common Stock to three of our employees with an aggregate value of $1.0 million, pursuant to employment contracts with these three employees. The issuance of the Common Stock is contingent on these individuals being employed by us on July 7, 2003. At June 30, 2002, $0.8 million has been accrued as a liability associated with these contracts.

     We also have an option to purchase real property in Tucson, Arizona, where we currently operate a scrap metals recycling facility, for $1.1 million. The purchase option must be exercised before December 31, 2002. If we choose not to exercise the option, we will forfeit a $0.2 million deposit.

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," significantly changes the criteria that would have to be met to classify an asset as held-for-sale, although it retains many of the fundamental recognition and measurement provisions of SFAS No. 121. We adopted SFAS No. 144 as of April 1, 2002 and the adoption did not have a material impact on our consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement addresses, among other items, the classification of gains and losses from extinguishment of debt. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria in APB Opinion No. 30. This statement is effective for fiscal years beginning after May 15, 2002. We are currently evaluating the impact of SFAS No. 145 on our consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact of SFAS No. 146 on our consolidated financial statements.

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

     Reference is made to the quantitative disclosures about market risk included under Item 7A of our most recent Annual Report on Form 10-K.

                          PART II -- OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims applicable to our operations. There are presently no legal proceedings pending against us, which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations. Please refer to Item 3 of our most recent Annual Report for a description of the litigation in which we are currently involved.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     See Exhibit Index

(B) REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the quarter ended June 30, 2002.

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

                                          By: /s/ AMIT N. PATEL
                                            ------------------------------------
                                            Amit N. Patel
                                            Vice President, Finance and
                                            Controller
                                            (Principal Accounting Officer)

                                          Date: August 12, 2002

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX

NUMBER AND DESCRIPTION OF EXHIBIT

2.1    Disclosure Statement with respect to First Amended Joint
       Plan of Reorganization of Metal Management, Inc. and its
       Subsidiary Debtors, dated May 4, 2001 (incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
3.1 Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 29, 2001 (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
3.2 Amended and Restated By-Laws of the Company adopted as of June 29, 2001 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended
       March 31, 2001).
4.1 Amended and Restated Indenture, dated as of June 29, 2001, among the Company and BNY Midwest Trust Company
       (incorporated by reference to Exhibit 4.5 of the Company's
       Annual Report on Form 10-K for the year ended March 31,
       2001).
10.1   Amendment No. 1 to the Credit Agreement, dated as of June
       29, 2001 (the "Credit Agreement") by and among the Company and its subsidiaries named therein and Bankers Trust
       Company, as Agent and the financial institutions parties thereto.