Form 10-Q
period 2002-09-30
METAL MANAGEMENT INC
filed 2002-11-12
CIK 795665

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO

                          COMMISSION FILE NO. 0-14836

                               ------------------

                             METAL MANAGEMENT, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      94-2835068
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                    Identification Number)

                        500 N. DEARBORN ST., SUITE 405,
                               CHICAGO, IL 60610
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (312) 645-0700

                               ------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _

    As of October 29, 2002, the Registrant had 9,391,830 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I:     FINANCIAL INFORMATION
ITEM 1:     Financial Statements
            Consolidated Balance Sheets -- September 30, 2002 and March
                  31, 2002 (Reorganized Company) (unaudited)                  1
            Consolidated Statements of Operations -- three and six
                  months ended September 30, 2002 and three months ended
                  September 30, 2001 (Reorganized Company) and three
                  months ended June 30, 2001 (Predecessor Company)
                  (unaudited)                                                 2
            Consolidated Statements of Cash Flows -- six months ended
                  September 30, 2002 and three months ended September
                  30, 2001 (Reorganized Company) and three months ended
                  June 30, 2001 (Predecessor Company) (unaudited)             3
            Consolidated Statements of Stockholders' Equity -- six
                  months ended September 30, 2002 (Reorganized Company)
                  (unaudited)                                                 4
            Notes to Consolidated Financial Statements (unaudited)            5
ITEM 2:     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  14
ITEM 3:     Quantitative and Qualitative Disclosures about Market Risk       24
ITEM 4:     Controls and Procedures                                          24
PART II:    OTHER INFORMATION
ITEM 1:     Legal Proceedings                                                25
ITEM 4:     Submission of Matters to a Vote of Security Holders              25
ITEM 6:     Exhibits and Reports on Form 8-K                                 25
            Signatures                                                       26
            Certifications                                                   27
            Exhibit Index                                                    29

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                                   REORGANIZED COMPANY
                                                                --------------------------
                                                                SEPTEMBER 30,    MARCH 31,
                                                                    2002           2002
                                                                -------------    ---------
                           ASSETS
Current assets:
     Cash and cash equivalents                                    $  1,421       $    838
     Accounts receivable, net                                       66,877         61,519
     Inventories                                                    39,433         37,281
     Property and equipment held for sale                            7,909         10,102
     Prepaid expenses and other assets                               4,754          4,179
                                                                  --------       --------
       TOTAL CURRENT ASSETS                                        120,394        113,919

Property and equipment, net                                        117,837        123,666
Goodwill                                                            15,461         15,461
Deferred financing costs, net                                        1,736          2,715
Other assets                                                         1,187          1,347
                                                                  --------       --------
                         TOTAL ASSETS                             $256,615       $257,108
                                                                  ========       ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                            $ 78,875       $  2,321
     Accounts payable                                               47,465         42,923
     Accrued interest                                                1,605          1,760
     Other accrued liabilities                                      14,956         14,441
                                                                  --------       --------
       TOTAL CURRENT LIABILITIES                                   142,901         61,445
Long-term debt, less current portion                                33,365        131,639
Other liabilities                                                    7,129          4,537
                                                                  --------       --------
       TOTAL LONG-TERM LIABILITIES                                  40,494        136,176

Stockholders' equity:
     Preferred stock                                                     0              0
     New common equity -- issuable                                   5,139          6,270
     Common stock                                                       94             92
     Warrants                                                          458            414
     Additional paid-in-capital                                     60,391         59,265
     Accumulated other comprehensive loss                             (471)          (471)
     Retained earnings (accumulated deficit)                         7,609         (6,083)
                                                                  --------       --------
       TOTAL STOCKHOLDERS' EQUITY                                   73,220         59,487
                                                                  --------       --------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $256,615       $257,108
                                                                  ========       ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                                                                     |   PREDECESSOR
                                                                   REORGANIZED COMPANY               |     COMPANY
                                                     ----------------------------------------------- |   ------------
                                                         THREE             SIX             THREE     |      THREE
                                                     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED  |   MONTHS ENDED
                                                     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30, |     JUNE 30,
                                                         2002             2002             2001      |       2001
                                                     -------------    -------------    ------------- |   ------------
                                                                                                     |
NET SALES                                              $192,845         $386,313         $156,978    |     $166,268
Cost of sales                                           168,030          333,218          139,364    |      149,216
                                                       --------         --------         --------    |     --------
Gross profit                                             24,815           53,095           17,614    |       17,052
OPERATING EXPENSES:                                                                                  |
  General and administrative                             12,220           23,598           11,412    |       11,686
  Depreciation and amortization                           4,244            8,628            4,603    |        4,718
  Non-cash and non-recurring expense (Note 8)                 0                0                0    |        1,941
                                                       --------         --------         --------    |     --------
Total operating expenses                                 16,464           32,226           16,015    |       18,345
                                                       --------         --------         --------    |     --------
Operating income (loss)                                   8,351           20,869            1,599    |       (1,293)
OTHER INCOME:                                                                                        |
  Interest expense                                        2,895            5,900            3,389    |        5,169
  Other income, net (Note 8)                              2,697            2,758               54    |           55
                                                       --------         --------         --------    |     --------
Income (loss) before reorganization costs, income                                                    |
  taxes, cumulative effect of change in                                                              |
  accounting principle and extraordinary gain             8,153           17,727           (1,736)   |       (6,407)
Reorganization costs (Note 2)                                 0                0              255    |       10,347
                                                       --------         --------         --------    |     --------
Income (loss) before income taxes, cumulative                                                        |
  effect of change in accounting principle and                                                       |
  extraordinary gain                                      8,153           17,727           (1,991)   |      (16,754)
Provision for income taxes (Note 5)                      (2,034)          (4,271)               0    |            0
                                                       --------         --------         --------    |     --------
Income (loss) before cumulative effect of change                                                     |
  in accounting principle and extraordinary gain          6,119           13,456           (1,991)   |      (16,754)
Cumulative effect of change in accounting                                                            |
  principle (Note 8)                                          0                0                0    |         (358)
Extraordinary gain, net of tax (Note 2 and 4)               236              236                0    |      145,711
                                                       --------         --------         --------    |     --------
NET INCOME (LOSS)                                      $  6,355         $ 13,692         $ (1,991)   |     $128,599
                                                       ========         ========         ========    |     ========
EARNINGS PER SHARE:                                                                                  |
  Basic:                                                                                             |
    Income (loss) before cumulative effect of                                                        |
      change in accounting principle and                                                             |
      extraordinary gain                               $   0.60         $   1.32         $  (0.20)   |     $  (0.27)
    Cumulative effect of change in accounting                                                        |
      principle                                            0.00             0.00             0.00    |        (0.01)
    Extraordinary gain                                     0.02             0.02             0.00    |         2.36
                                                       --------         --------         --------    |     --------
      Net income (loss)                                $   0.62         $   1.34         $  (0.20)   |     $   2.08
                                                       ========         ========         ========    |     ========
  Diluted:                                                                                           |
    Income (loss) before cumulative effect of                                                        |
      change in accounting principle and                                                             |
      extraordinary gain                               $   0.59         $   1.30         $  (0.20)   |     $  (0.27)
    Cumulative effect of change in accounting                                                        |
      principle                                            0.00             0.00             0.00    |        (0.01)
    Extraordinary gain                                     0.02             0.02             0.00    |         2.36
                                                       --------         --------         --------    |     --------
      Net income (loss)                                $   0.61         $   1.32         $  (0.20)   |     $   2.08
                                                       ========         ========         ========    |     ========
Shares used in computation of earnings per share:                                                    |
  Basic                                                  10,162           10,162           10,037    |       61,731
                                                       ========         ========         ========    |     ========
  Diluted                                                10,404           10,404           10,037    |       61,731
                                                       ========         ========         ========    |     ========

   The accompanying notes are an integral part of these financial statements
                                        2

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                            | PREDECESSOR
                                                                 REORGANIZED COMPANY        |   COMPANY
                                                            ------------------------------  | ------------
                                                             SIX MONTHS      THREE MONTHS   | THREE MONTHS
                                                                ENDED            ENDED      |    ENDED
                                                            SEPTEMBER 30,    SEPTEMBER 30,  |   JUNE 30,
                                                                2002             2001       |     2001
                                                            -------------    -------------  | ------------
                                                                                            |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                       |
Net income (loss)                                             $  13,692        $  (1,991)   |   $128,599
Adjustments to reconcile net income (loss) to cash flows                                    |
  from operating activities:                                                                |
     Depreciation and amortization                                8,628            4,603    |      4,718
     Deferred taxes                                               4,271                0    |          0
     (Gain) loss on sale of property and equipment               (2,410)              36    |       (117)
     Amortization of debt issuance costs and bond                                           |
       discount                                                   1,113              154    |      1,359
     Provision for bad debt                                          60              296    |      1,058
     Non-cash and non-recurring expense                               0                0    |      1,941
     Non-cash reorganization costs                                    0                0    |      3,469
     Extraordinary gain, net of tax                                (236)               0    |   (145,711)
     Cumulative effect of change in accounting principle              0                0    |        358
     Other                                                          186              252    |       (120)
Changes in assets and liabilities:                                                          |
     Accounts and other receivable                               (5,058)           5,907    |      5,141
     Inventories                                                 (2,152)          (4,127)   |     (1,749)
     Accounts payable                                             4,542           (3,265)   |      9,200
     Accrued interest                                              (155)           1,625    |        (96)
     Other                                                       (2,767)          (2,235)   |      3,952
                                                              ---------        ---------    |   --------
Cash flows provided by operating activities                      19,714            1,255    |     12,002
CASH FLOWS FROM INVESTING ACTIVITIES:                                                       |
  Purchases of property and equipment                            (3,477)          (1,251)   |     (1,392)
  Proceeds from sale of property and equipment                    5,947              357    |      1,141
  Other                                                             (30)             (75)   |       (128)
                                                              ---------        ---------    |   --------
Net cash provided by (used in) investing activities               2,440             (969)   |       (379)
CASH FLOWS FROM FINANCING ACTIVITIES:                                                       |
  Issuances of long-term debt                                   364,162          163,375    |    111,627
  Repayments of long-term debt                                 (384,750)        (163,396)   |       (615)
  Repurchase of Junior Secured Notes                               (849)               0    |          0
  Repayments on borrowings under debtor-in-possession                                       |
     facility                                                         0                0    |   (121,666)
  Fees paid to issue long-term debt                                (134)            (164)   |     (1,339)
                                                              ---------        ---------    |   --------
Net cash used in financing activities                           (21,571)            (185)   |    (11,993)
                                                              ---------        ---------    |   --------
Net increase (decrease) in cash and cash equivalents                583              101    |       (370)
Cash and cash equivalents at beginning of period                    838            1,058    |      1,428
                                                              ---------        ---------    |   --------
Cash and cash equivalents at end of period                    $   1,421        $   1,159    |   $  1,058
                                                              =========        =========    |   ========
SUPPLEMENTAL CASH FLOW INFORMATION:                                                         |
Interest paid                                                 $   4,920        $   1,587    |   $  3,905

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)

                                  NEW                                                    ACCUMULATED
                                COMMON                                  ADDITIONAL          OTHER          RETAINED
                               EQUITY --      COMMON                     PAID-IN-       COMPREHENSIVE      EARNINGS
                               ISSUABLE       STOCK       WARRANTS       CAPITAL            LOSS           (DEFICIT)       TOTAL
                               ---------      ------      --------      ----------      -------------      ---------       -----
REORGANIZED COMPANY:
BALANCE AT MARCH 31, 2002       $6,270         $92          $414         $59,265            $(471)          $(6,083)      $59,487

Distribution of equity in
  accordance with the Plan
  and other                     (1,131)          2            44           1,126                0                 0            41

Net income                           0           0             0               0                0            13,692        13,692
                                ------         ---          ----         -------            -----           -------       -------

BALANCE AT SEPTEMBER 30,
  2002                          $5,139         $94          $458         $60,391            $(471)          $ 7,609       $73,220
                                ======         ===          ====         =======            =====           =======       =======

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

     On November 20, 2000, the Company filed voluntarily petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 proceedings") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company's plan of reorganization (the "Plan") was confirmed by the Bankruptcy Court and became effective on June 29, 2001 (the "Effective Date"). With the change in ownership resulting from the Plan, the Company adopted fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

     The unaudited consolidated financial statements of the Company for the periods subsequent to June 30, 2001, following the effective date of Plan, are referred to as the "Reorganized Company" and are not comparable to those for the periods prior to June 30, 2001, which are referred to as the "Predecessor Company." A black line has been drawn in the unaudited consolidated financial statements to distinguish, for accounting purposes, the periods associated with the Reorganized Company and the Predecessor Company. Aside from the effects of fresh-start reporting and new accounting pronouncements adopted since the effective date of the Plan, the Reorganized Company follows the same accounting policies as the Predecessor Company.

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

NOTE 2 -- REORGANIZATION UNDER CHAPTER 11

Plan of Reorganization

     The following is a summary of certain material provisions of the Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Plan, as filed with the SEC and the Bankruptcy Court. The Plan provided for, among other things, the following:

     - Junior Secured Note Claims -- on the Effective Date, the holders of the Predecessor Company's $30 million par amount, 12 3/4% Junior Secured Notes due June 2004 received new junior secured notes (the "Junior Secured Notes") aggregating $34.0 million.

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

       payments will be made, without interest, in four equal annual installments. The total amount to be paid to holders of Class 5 Claims is $1.3 million. The first installment was paid in July 2002.

     - Impaired Unsecured Claims ("Class 6 Claims") -- the holders of the Predecessor Company's $180 million par amount, 10% Senior Subordinated Notes due May 2008 (the "Subordinated Notes") and the holders of the Predecessor Company's general trade claims who elected (or are otherwise deemed under the Plan to have elected) on their ballot to be treated as an allowed Class 6 Claim, will receive a total of 9,900,000 shares of Common Stock. As of September 30, 2002, approximately 9.1 million shares of Common Stock have been issued to holders of allowed Class 6 Claims. On September 17, 2002, a Final Decree Motion was approved by the Bankruptcy Court which officially closed the Company's Chapter 11 proceedings. The total amount of Class 6 Claims aggregated to approximately $211.5 million. As a result, the Company expects to issue the remaining shares to holders of Class 6 Claims by December 2002.

     - Preferred Stockholder and Common Stockholder Claims ("Equity
       Claims") -- the holders of the Predecessor Company's convertible preferred stock and common stock on the Effective Date received their pro-rata share of 100,000 shares of Common Stock and warrants (designated as "Series A Warrants") to purchase 750,000 shares of Common Stock. The Series A Warrants are immediately exercisable at an exercise price equal to $21.15 per share.

     - Pursuant to the Management Equity Incentive Plan that was approved under the Plan, the Company issued, to certain employees, warrants to purchase 987,500 shares of Common Stock at an exercise price of $6.50 per share (designated as "Series B Warrants") and warrants to purchase 500,000 shares of Common Stock at an exercise price of $12.00 per share (designated as "Series C Warrants").

     On the Effective Date, and in connection with the consummation of the Plan, the Reorganized Company entered into a new $150 million revolving credit facility (see Note 4 -- Long-Term Debt).

Reorganization costs

     Reorganization costs directly associated with the Chapter 11 proceedings were as follows (in thousands):

                                                    REORGANIZED     |     PREDECESSOR
                                                      COMPANY       |       COMPANY
                                                 ------------------ |  ------------------
                                                 THREE MONTHS ENDED |  THREE MONTHS ENDED
                                                 SEPTEMBER 30, 2001 |    JUNE 30, 2001
                                                 ------------------ |  ------------------
                                                                    |
Professional fees                                       $114        |       $ 6,838
Liability for rejected contracts and                                |
  settlements                                              0        |         2,445
Fresh-start adjustments                                    0        |           919
Other                                                    141        |           145
                                                        ----        |       -------
                                                        $255        |       $10,347
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

Fresh-start reporting

     As previously discussed, the unaudited consolidated financial statements reflect the use of fresh-start reporting as required by SOP 90-7. Under fresh-start reporting, a reorganization value for the entity was determined by the Company's financial advisor based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The reorganization value was allocated to the fair values of the Company's assets and liabilities. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets of the Reorganized Company was $15.5 million.

     In accordance with SOP 90-7 and the application of fresh-start reporting, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" as of June 30, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the use of the pooling-of-interests method. SFAS No. 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. The carrying value of such assets will be evaluated for impairment on an annual basis using the fair value method. Identifiable intangible assets with definite lives will continue to be amortized over their useful lives and reviewed periodically for impairment. The adoption of SFAS No. 141 had no impact on the consolidated financial statements as the Company had no recorded goodwill or intangible assets at adoption. The adoption of SFAS No. 142 resulted in the classification of the reorganization intangible recognized in fresh-start reporting as goodwill with an indefinite life. As a result, goodwill of $15.5 million is not being amortized.

     The reorganization value for the equity of the Reorganized Company, aggregating $65 million, was based on the consideration of many factors and various valuation methods, including a discounted cash flow analysis using projected financial information, selected publicly traded company market multiples of certain companies operating businesses viewed to be similar to that of the Company, and other applicable ratios and valuation techniques believed by the Company and its financial advisor to be representative of the Company's business and industry. The valuation was based upon a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the control of the Company.

     The unaudited consolidated statement of operations of the Predecessor Company for the three months ended June 30, 2001 reflect fresh-start reporting adjustments of $0.9 million and an extraordinary gain of $145.7 million related to the discharge of indebtedness in accordance with the Plan.

NOTE 3 -- INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following categories (in thousands):

                                                    SEPTEMBER 30, 2002    MARCH 31, 2002
                                                    ------------------    --------------
Ferrous metals                                           $21,277             $19,654
Non-ferrous metals                                        17,381              16,807
Other                                                        775                 820
                                                         -------             -------
                                                         $39,433             $37,281
                                                         =======             =======

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 4 -- LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                    SEPTEMBER 30, 2002    MARCH 31, 2002
                                                    ------------------    --------------
Credit Agreement                                         $77,073             $ 97,054
12 3/4% Junior Secured Notes                              32,831               33,963
10% convertible note payable                               1,568                1,568
Other                                                        768                1,375
                                                         -------             --------
                                                         112,240              133,960
Less -- current portion of long-term debt                (78,875)              (2,321)
                                                         -------             --------
                                                         $33,365             $131,639
                                                         =======             ========

Credit Facilities

     On June 29, 2001, the Company entered into an $150 million revolving loan and letter of credit facility (the "Credit Agreement"). The Credit Agreement, as amended, was entered into by the Company and Bankers Trust Company, as agent for the lenders thereunder, and the lenders party thereto and expires on July 1, 2003. The Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit of $29.1 million as of September 30, 2002, which amortizes by $2.4 million on a quarterly basis and under certain other conditions. In addition, as of September 30, 2002, supplemental availability of $3.6 million is provided, subject to periodic amortization of $1.2 million each quarter and other reductions. A security interest in substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, has been granted to the agent for the lenders as collateral against the obligations of the Company under the Credit Agreement. The Credit Agreement provides the Company with the option of borrowing based either on the prime rate (as specified by Deutsche Bank AG, New York Branch) or at the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the Credit Agreement, the Company pays a fee of .375% on the undrawn portion of the facility. In consideration for the Credit Agreement, the Company paid aggregate fees of $3.0 million.

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

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 4 -- LONG-TERM DEBT -- (CONTINUED)

     The Company is currently negotiating with its lenders to refinance its obligations under the Credit Agreement. Based on these negotiations, the Company expects to enter into a new facility with its lenders which will extend the maturity date by three years until July 1, 2006. As a condition to that extension of credit, the Company will be required to refinance its Junior Secured Notes. In connection with that condition, the Company has retained a placement agent to seek $50.0 million of new credit financing. In the event that the Company is unable to extend the maturity date of the Credit Agreement or otherwise be unable to refinance the obligations under the Credit Agreement before July 2003, the lenders could elect to not make loans available to the Company and declare all amounts borrowed under the Credit Agreement to be due and payable at maturity in July 2003.

Junior Secured Notes

     The Junior Secured Notes bear interest at 12 3/4% and are due on June 15, 2004. A second priority lien on substantially all of the Company's personal property, plant (to the extent it constitutes fixtures) and equipment has been pledged as collateral against the Junior Secured Notes.

     Interest on the Junior Secured Notes is payable semi-annually during June and December of each year. The Junior Secured Notes are redeemable at the Company's option (in multiples of $10 million) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest. The Junior Secured Notes are redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event the Company experiences a change of control (as such term is defined in the Indenture governing the Junior Secured Notes). The Company is required to redeem all or a pro-rata portion of the Junior Secured Notes at a repurchase price of 100% of the principal amount thereof, plus accrued and unpaid interest, in the event that the Company makes certain asset sales.

     The indenture governing the Junior Secured Notes, as amended, contains restrictions including limits on, among other things, the Company's ability to:
(i) incur additional indebtedness; (ii) pay dividends or distributions on its capital stock or repurchase its capital stock; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) create liens on its assets;
(vi) enter into transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer and sell assets or enter into sale and leaseback transactions.

     During the three months ended September 30, 2002, the Company recognized an extraordinary gain, net of tax, of $0.2 million associated with the repurchase of Junior Secured Notes.

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

NOTE 5 -- INCOME TAXES

     At the Effective Date, the Predecessor Company and its subsidiaries had available federal net operating loss ("NOL") carryforwards of approximately $76 million, which expire through 2022. The Reorganized Company has not recorded a financial statement benefit for the Predecessor Company's net deferred tax

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 5 -- INCOME TAXES -- (CONTINUED)

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

     At the Effective Date, the Predecessor Company had a net deferred tax asset, including NOL carryforwards, of approximately $54 million for financial statement purposes. The Reorganized Company has not recognized the benefit of pre-emergence net deferred tax assets due to the uncertainty regarding their ultimate realization. A valuation allowance was recorded against the entire net deferred tax asset because of uncertain realization. The benefit of certain post-emergence NOL carryforwards has also not been recognized due to the uncertainty regarding their ultimate realization.

     Under fresh-start reporting, realization of net deferred tax assets that existed as of the emergence date will first reduce goodwill until exhausted and thereafter are reported as additional paid-in-capital. Consequently, the Company will recognize cash tax savings due to the utilization of the emergence date net deferred tax assets, without the corresponding reduction in income tax expense. The realization of certain post-emergence NOL carryforwards will reduce income tax expense in the period they are utilized or when the uncertainty regarding their realization is sufficiently reduced.

     During the six months ended September 30, 2002, the Company recognized income tax expense of $4.3 million which, for interim purposes, has not been reported as a reduction in goodwill but rather recorded as an other long-term liability. The effective tax rate differs from the statutory rate for the six months ended September 30, 2002 due to the use of pre-emergence net deferred tax assets and certain post-emergence NOL carryforwards. Due to the utilization of NOL carryforwards, the Company does not expect to make any significant federal or state income tax payments during the current fiscal year.

     The utilization of deferred tax assets, including NOL carryforwards, and the financial statement accounting for these tax benefits, including the estimated tax provision and effective rate for the three and six months ended September 30, 2002, are dependent upon the amounts and timing of future taxable income, statutory restrictions and limitations, and the Company's tax return filing elections. Changes in the Company's assumptions regarding these matters could impact future tax expense.

NOTE 6 -- STOCKHOLDERS' EQUITY

     Pursuant to the Plan, the Company filed a Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State under which the authorized capital stock of the Company consists of 50,000,000 shares of Common Stock, par value $.01 per share, and 2,000,000 shares of preferred stock, par value $.01 per share.

     As indicated in Note 2 -- Reorganization Under Chapter 11, the Company has not yet issued all the shares of Common Stock and Series A Warrants pursuant to the Plan. The Company has reported the value of the Common Stock and Series A Warrants not yet issued as "new common equity -- issuable." In the case of Class 6 Claims holders, remaining shares of Common Stock will be distributed by December 2002. Distributions of Common Stock and Series A Warrants to Equity Claims holders require the return of the Predecessor Company's common stock by the Equity Claims holders.

     On September 18, 2002, the shareholders of the Company approved the Metal Management, Inc. 2002 Incentive Stock Plan (the "2002 Incentive Stock Plan"). The 2002 Incentive Stock Plan provides for the issuance of up to 2,000,000 shares of Common Stock of the Company. The Compensation Committee of the Board of Directors has the authority to issue stock awards under the 2002 Incentive Stock Plan to the

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 6 -- STOCKHOLDERS' EQUITY -- (CONTINUED)

Company's employees, consultants and directors over a period of up to ten years. The stock awards can be in the form of stock options, stock appreciation rights or stock grants. As of September 30, 2002, the Company has issued options to purchase 60,000 shares of Common Stock under the 2002 Incentive Stock Plan.

NOTE 7 -- EARNINGS PER SHARE

     As indicated in Note 2 -- Reorganization Under Chapter 11, the Company has not yet issued all 10,000,000 shares required to be distributed in accordance with the Plan. However, for purposes of the earnings per share calculation, all 10,000,000 shares are deemed to be issued and outstanding.

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

                                                                                               |  PREDECESSOR
                                                             REORGANIZED COMPANY               |    COMPANY
                                               ----------------------------------------------- |  ------------
                                               THREE MONTHS      SIX MONTHS      THREE MONTHS  |  THREE MONTHS
                                                   ENDED            ENDED            ENDED     |     ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30, |    JUNE 30,
                                                   2002             2002             2001      |      2001
                                               -------------    -------------    ------------- |  ------------
                                                                                               |
INCOME (LOSS) (NUMERATOR):                                                                     |
Income (loss) from continuing operations                                                       |
  before cumulative effect of change in                                                        |
  accounting principle and extraordinary                                                       |
  gain -- Basic                                   $6,119           $13,456          $(1,991)   |    $(16,754)
Elimination of interest expense upon                                                           |
  assumed conversion of note payable, net                                                      |
  of tax                                              30                59                0    |           0
                                                  ------           -------          -------    |    --------
Income (loss) from continuing operations                                                       |
  before cumulative effect of change in                                                        |
  accounting principle and extraordinary                                                       |
  gain -- Diluted                                 $6,149           $13,515          $(1,991)   |    $(16,754)
                                                  ======           =======          =======    |    ========
SHARES (DENOMINATOR):                                                                          |
Weighted average number of shares                                                              |
  outstanding during the period -- Basic          10,162            10,162           10,037    |      61,731
Assumed conversion of note payable                   242               242                0    |           0
Incremental common shares attributable to                                                      |
  dilutive stock options and warrants                  0                 0                0    |           0
                                                  ------           -------          -------    |    --------
Adjusted weighted average number of shares                                                     |
  outstanding during the period -- Diluted        10,404            10,404           10,037    |      61,731
                                                  ======           =======          =======    |    ========
EARNINGS (LOSS) PER SHARE:                                                                     |
  Basic                                           $ 0.60           $  1.32          $ (0.20)   |    $  (0.27)
                                                  ======           =======          =======    |    ========
  Diluted                                         $ 0.59           $  1.30          $ (0.20)   |    $  (0.27)
                                                  ======           =======          =======    |    ========

     Warrants and options to purchase approximately 2.6 million shares of Common Stock were outstanding during the six months ended September 30, 2002, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Common Stock during the period. Due to the loss from continuing operations for the three months ended September 30, 2001 and June 30, 2001, the effect of dilutive stock options and warrants were not included as their effect would have been anti-dilutive.

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

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement addresses, among other items, the classification of gains and losses from extinguishment of debt. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria set forth in APB Opinion No. 30. This statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, the extraordinary gain on the debt extinguishment recognized during the three months ended September 30, 2002 and the extraordinary gain on debt discharge recognized by the Predecessor Company during the three months ended June 30, 2001, will be reclassified to other income in the Company's statement of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material effect on its consolidated financial position, results of operations or cash flows.

Other income

     During the three months ended September 30, 2002, the Company sold a parcel of real property which was classified as "held for sale" on the Effective Date. The sale resulted in a pre-tax gain of approximately $2.6 million which was recorded in other income.

     As a result of the closure of the Company's Chapter 11 proceedings on September 17, 2002, the Company finalized the amount owed to holders of Class 5 Claims. This resulted in a $0.2 million reduction in the estimated liability that was recorded on the Effective Date for payments due to holders of Class 5 Claims. The reduction in this liability was recorded in other income.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 8 -- OTHER ITEMS -- (CONTINUED)

Non-cash and non-recurring expense

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

GENERAL

     We are one of the largest full-service metals recyclers in the United States, with recycling facilities located in 13 states. We enjoy leadership positions in many major metropolitan markets, including Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix, Salt Lake City, Toledo and Tucson. We have a 28.5% equity ownership position in Southern Recycling, L.L.C., the largest scrap metals recycler in the Gulf Coast region. Our operations consist primarily of the collection and processing of ferrous and non-ferrous metals. We collect industrial scrap metal and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our customers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters and metal brokers. We believe that we provide one of the most comprehensive offerings of both ferrous and non-ferrous scrap metal and other purchased scrap metal, such as turnings, cast and broken furnace iron. We also process non-ferrous metals, including aluminum, copper, stainless steel, brass, titanium and high temperature alloys, using similar techniques and through application of our proprietary technologies.

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

     At certain of our locations adjacent to commercial waterways, we provide stevedoring services. By providing these services, we increase the utilization of our equipment and diversify our customer base. While traditionally most of our stevedoring efforts have been focused at our Port Newark facility in the Northeast, we have begun to expand these services at our Midwest locations.

RECENT DEVELOPMENTS

     On November 20, 2000, we filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). During the course of the bankruptcy proceedings, which we refer to as the "Chapter 11 proceedings" herein, we operated our business as a debtor-in-possession.

     On May 4, 2001, we filed a plan of reorganization (the "Plan") pursuant to Chapter 11 of the Bankruptcy Code. The Plan was confirmed by the Bankruptcy Court and became effective on June 29, 2001 (the "Effective Date"). On September 17, 2002, a Final Decree Motion was approved by the Bankruptcy Court which officially closed our Chapter 11 proceedings. In the Chapter 11 proceedings, virtually all suppliers of scrap metals were paid their pre-petition claims as critical vendors. Additionally, the Plan provided for the conversion of approximately $211.5 million of unsecured debt and other liabilities into common stock, which strengthened our capitalization.

     In connection with our emergence from bankruptcy, we reflected the terms of the Plan in our unaudited consolidated financial statements by adopting fresh-start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under fresh-start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments were recorded in our unaudited consolidated financial statements as of June 30, 2001. As used in this Report, the term "Predecessor Company" refers to our operations for periods prior to the Effective Date, while the term "Reorganized Company" refers to our operations for periods after the Effective Date.

     In March 2002, the United States federal government determined that it would impose tariffs on imports of steel in response to surging steel imports that caused many U.S. steel mills to file bankruptcy. The tariffs apply to steel imports from many countries and the tariffs range from 8% to 30%. The tariffs vary by product category based on the extent of the damage caused by import surges to different segments of the steel industry. Generally, the tariffs decline over the three-year term of the new trade laws. The tariffs are expected to provide temporary relief to U.S. steel producers and encourage both additional production of steel in the U.S. in the short run and restructuring of the steel industry from a global supply perspective in the long run. In response to the U.S. tariffs, the European Union imposed similar tariffs on imported steel products.

     We believe that many of our domestic customers may benefit during the term of the tariffs and produce more steel domestically. As a result, we believe that the tariffs will result in increased demand for scrap metals in order to produce more steel in the U.S. It is uncertain however, if domestic production of steel is increased as a consequence of the tariffs, whether U.S. steel producers will seek to purchase the incremental raw material requirements from domestic processors of scrap metals or international processors of scrap metals. Additionally, domestic steel producers may choose to increase their consumption of scrap metal substitutes such as pig iron to satisfy their incremental raw material requirements.

CRITICAL ACCOUNTING POLICIES

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

Accounts receivable and allowance for uncollectible accounts receivable

     Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $1.1 million and $2.4 million at September 30,

2002 and March 31, 2002, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with accounts, financial condition of customers when information is publicly available, changes in collection patterns and general industry conditions.

     As indicated in our Annual Report under the section titled "Risk
Factors -- The loss of any significant customers could adversely affect our results of operations or financial condition," general weakness in the steel and metals sectors over the last few years has led to bankruptcy filings by many of our customers which have caused us to recognize allowances for uncollectible accounts receivable. While we believe our allowance for uncollectible accounts receivable is adequate, changes in economic conditions or any significant decline in the steel and metals industry could adversely impact our future earnings.

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

Income taxes

     At the Effective Date, we had a net deferred tax asset, including net operating loss ("NOL") carryforwards, of approximately $54 million for financial statement purposes. We have not recognized the benefit of pre-emergence net deferred tax assets due to the uncertainty regarding their ultimate realization. The net benefit of our deferred tax asset has been reduced by a valuation allowance. We have also not recognized the benefit of our post-emergence NOL carryforwards due to the uncertainty regarding their ultimate utilization.

     The use of deferred tax assets that arose prior to our emergence from bankruptcy will reduce income taxes paid, but will not reduce our income tax expense. Realization of these benefits first reduces goodwill until exhausted and thereafter is reported as additional paid-in-capital. The realization of certain post-emergence

NOL carryforwards will reduce income tax expense in the period they are utilized or when the uncertainty regarding their realization is sufficiently reduced.

     We have substantial NOL carryforwards, but have not recorded any financial statement benefit for the Predecessor Company's NOL carryforwards or post-emergence NOL carryforwards. The utilization of deferred tax assets, including NOL carryforwards, and the financial statement accounting for these tax benefits, including the estimated tax provision and effective rate, are dependent upon the amounts and timing of future taxable income, statutory restrictions and limitations, and our tax return filing elections. Changes in our assumptions regarding these matters could impact future income tax expense.

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

RESULTS OF OPERATIONS

     For purposes of this discussion, the Reorganized Company's results for the three months ended September 30, 2001 have been combined with the Predecessor Company's results for the three months ended June 30, 2001 and are compared to the Reorganized Company's results for the six months ended September 30, 2002. Differences between periods due to fresh start reporting are explained when necessary.

Net sales

     Consolidated net sales for the three months ended September 30, 2002 and 2001 in broad product categories were as follows ($ in thousands):

                                                        9/30/02                         9/30/01
COMMODITY                                     ----------------------------    ----------------------------
(WEIGHT IN THOUSANDS)                         WEIGHT     NET SALES     %      WEIGHT     NET SALES     %
---------------------                         ------     ---------     -      ------     ---------     -
Ferrous metals (tons)                           1,031    $124,010     64.3        943    $ 91,071     58.0
Non-ferrous metals (lbs.)                     111,571      50,981     26.4    113,977      52,902     33.7
Brokerage -- ferrous (tons)                       111      13,169      6.8         70       7,439      4.7
Brokerage -- non-ferrous (lbs.)                 3,636       1,168      0.6      4,550       1,994      1.3
Other                                                       3,517      1.9                  3,572      2.3
                                                         --------     ----               --------     ----
                                                         $192,845     100%               $156,978     100%
                                                         ========     ====               ========     ====

     Consolidated net sales for the six months ended September 30, 2002 and 2001 in broad product categories were as follows ($ in thousands):

                                                        9/30/02                         9/30/01
COMMODITY                                     ----------------------------    ----------------------------
(WEIGHT IN THOUSANDS)                         WEIGHT     NET SALES     %      WEIGHT     NET SALES     %
---------------------                         ------     ---------     -      ------     ---------     -
Ferrous metals (tons)                           2,129    $246,445     63.8      1,917    $181,929     56.3
Non-ferrous metals (lbs.)                     224,887     102,841     26.6    237,285     111,025     34.3
Brokerage -- ferrous (tons)                       240      28,952      7.5        195      19,345      6.0
Brokerage -- non-ferrous (lbs.)                 5,978       2,005      0.5      9,766       4,095      1.3
Other                                                       6,070      1.6                  6,852      2.1
                                                         --------     ----               --------     ----
                                                         $386,313     100%               $323,246     100%
                                                         ========     ====               ========     ====

     Consolidated net sales increased by $35.8 million (22.8%) and $63.1 million (19.5%) to $192.8 million and $386.3 million during the three and six months ended September 30, 2002, respectively, compared to consolidated net sales of $157.0 million and $323.2 million during the three and six months ended September 30, 2001, respectively. The increase in consolidated net sales was primarily due to higher volumes and higher average selling prices for ferrous products shipped, offset by lower volumes of non-ferrous products shipped.

     Ferrous sales increased by $32.9 million (36.2%) and $64.5 million (35.5%) to $124.0 million and $246.4 million during the three and six months ended September 30, 2002, respectively, compared to ferrous sales of $91.1 million and $181.9 million during the three and six months ended September 30, 2001, respectively. The increase in ferrous sales was attributable to strong market demand and higher selling prices for ferrous products. Factors contributing to the strong demand for ferrous products include increased domestic production rates for finished and semi-finished steel and improved conditions for exporting ferrous scrap.

     Non-ferrous sales decreased by $1.9 million (3.6%) and $8.2 million (7.4%) to $51.0 million and $102.8 million during the three and six months ended September 30, 2002, respectively, compared to non-ferrous sales of $52.9 million and $111.0 million during the three and six months ended September 30, 2001, respectively. Our non-ferrous business has been impacted by weak conditions in the aerospace and stainless steel markets as well as stagnant demand and pricing for copper and aluminum. This has led to lower average realized sales prices which have declined from the prior year. In addition, sales volume reflect the loss of volumes associated with our former MacLeod operations in California, which was discontinued in fiscal 2002 and completely ceased operations during the three months ended June 30, 2002. Non-ferrous markets have not experienced improvement and we expect non-ferrous markets to remain weak in the near-term.

     Brokerage ferrous sales increased by $5.8 million (77.0%) and $9.6 million (49.7%) to $13.2 million and $28.9 million during the three and six months ended September 30, 2002, respectively, compared to brokerage ferrous sales of $7.4 million and $19.3 million during the three and six months ended September 30, 2001, respectively. The increase was primarily a result of higher average selling prices and volumes. The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap metal are generally associated with higher unit prices.

     Brokerage non-ferrous sales decreased by $0.8 million (41.4%) and $2.1 million (51.0%) to $1.2 million and $2.0 million during the three and six months ended September 30, 2002, respectively, compared to brokerage non-ferrous sales of $2.0 million and $4.1 million during the three and six months ended September 30, 2001, respectively. The decrease was a result of lower volume and lower average selling prices. Margins associated with brokered non-ferrous metals are narrow so variations in this product category are not as significant to us as variations in other product categories.

     Other revenue is primarily derived from our stevedoring and bus dismantling operations. In the prior fiscal year, our former MacLeod operations generated other revenue from the operation of aluminum can redemption centers. During the six months ended September 30, 2002, other revenues decreased by

$0.8 million (11.4%) to $6.1 million. The decline is attributable to weakness in stevedoring activities and, in part, to the exit from our MacLeod operations during the three months ended June 30, 2002.

Gross profit

     Gross profit was $24.8 million (12.9% of sales) and $53.1 million (13.7% of sales) during the three and six months ended September 30, 2002, respectively, compared to gross profit of $17.6 million (11.2% of sales) and $34.7 million (10.7% of sales ) during the three and six months ended September 30, 2001, respectively. Gross profit was higher as a result of increased material margins on ferrous products sold and more efficient plant utilization which resulted in lower per unit processing expenses. Processing expenses have remained substantially unchanged from prior year levels; however, more volume was processed through our yards during the current periods, which reduced per unit processing costs.

General and administrative expenses

     General and administrative expenses were $12.2 million (6.3% of sales) and $23.6 million (6.1% of sales) during the three and six months ended September 30, 2002, respectively, compared to general and administrative expenses of $11.4 million (7.3% of sales) and $23.1 million (7.1% of sales) during the three and six months ended September 30, 2001, respectively. The increase in general and administrative expenses during the current fiscal year represents accruals recorded in connection with an employee incentive compensation plan. The compensation plan is measured by return on net assets. As a consequence of strong performance from our ferrous businesses, we accrued $1.7 million during the three months ended September 30, 2002 and $2.5 million during the six months ended September 30, 2002 in connection with the employee incentive compensation plan. Payments under the plan are subject to performance for the full fiscal year and approval by the Compensation Committee of the Board of Directors. Except for the accruals relating to our employee incentive compensation plan, our general and administrative expenses have remained flat as we carefully monitor our spending. This is evident as our general and administrative expenses as a percent of sales are lower than the prior year periods.

Depreciation and amortization

     Depreciation and amortization expense was $4.2 million (2.2% of sales) and $8.6 million (2.2% of sales) during the three and six months ended September 30, 2002, respectively, compared to depreciation and amortization expense of $4.6 million (2.9% of sales) and $9.3 million (2.9% of sales) during the three and six months ended September 30, 2001, respectively. Except for the elimination of depreciation expense associated with the exit from our MacLeod operations, depreciation expense has remained relatively constant.

Non-cash and non-recurring expenses

     There were no non-cash and non-recurring expenses recognized during the three and six months ended September 30, 2002. Non-cash and non-recurring expense was $1.9 million during the six months ended September 30, 2001, which primarily consisted of asset impairments for equipment to be disposed of or held for sale.

Interest expense

     Interest expense was $2.9 million (1.5% of sales) and $5.9 million (1.5% of sales) during the three and six months ended September 30, 2002, respectively, compared to interest expense of $3.4 million (2.2% of sales) and $8.6 million (2.6% of sales) during the three and six months ended September 30, 2001, respectively. The decrease in interest expense was a result of lower borrowings and interest rates under our credit facilities. Our average borrowings under our credit facilities during the three and six month periods ended September 30, 2002 were $26 million and $22 million, respectively, less than our average borrowings under our credit facilities during the three and six month periods ended September 30, 2001.

     Our average interest rate on borrowings under credit facilities during the three and six months ended September 30, 2002 was approximately 200 basis points and 300 basis points, respectively, lower than our average interest rate on borrowings under credit facilities during the three and six month periods ended September 30, 2001. Interest expense during the six months ended September 30, 2001 included three months of interest under our debtor-in-possession credit agreement, which was at higher base interest rates than the Credit Agreement governing our post-emergence bank borrowings.

Other income, net

     During the three and six months ended September 30, 2002, we recognized other income of $2.7 million and $2.8 million, respectively, consisting mainly of a $2.6 million gain recognized on the sale of a parcel of real property.

Reorganization costs

     During the three and six months ended September 30, 2001, we incurred reorganization costs of $0.3 million and $10.6 million, respectively, which mainly represented professional fees, liabilities for rejected contracts and settlements, fresh-start adjustments and other expenses associated with the Chapter 11 proceedings (see Note 2 to the unaudited consolidated financial statements included in Item 1 of this Report).

Income taxes

     During the three and six months ended September 30, 2002, we recognized income tax expense of $2.0 million and $4.3 million, respectively. The effective tax rate differs from the statutory rate for the three and six months ended September 30, 2002, due to the use of pre-emergence net deferred tax assets and certain post-emergence NOL carryforwards. The use of pre-emergence net deferred tax assets and NOL carryforwards results in no federal cash taxes being paid, however, results in the recognition of income tax expense in accordance with SOP 90-7.

Change in accounting policy

     On April 1, 2001, we adopted SFAS No. 133, "Accounting for Derivatives and Hedges" (as amended). The cumulative effect of adopting SFAS No. 133 resulted in an after-tax decrease in net earnings of $0.4 million during the six months ended September 30, 2001.

Extraordinary gain

     During the three months ended September 30, 2002, we recognized an extraordinary gain, net of tax, of $0.2 million associated with the repurchase of Junior Secured Notes. During the three months ended June 30, 2001, we recognized an extraordinary gain of $145.7 million related to the cancellation of our Subordinated Notes and other unsecured claims in the Chapter 11 proceedings (see Note 2 to the unaudited consolidated financial statements included in Item 1 of this Report).

Net income (loss)

     Net income was $6.4 million and $13.7 million during the three and six months ended September 30, 2002, respectively, compared to a net loss of $2.0 million and net income of $126.6 million during the three and six months ended September 30, 2001, respectively. Net income, during the three and six months ended September 30, 2002, reflects significant improvement in our operations as a result of higher volumes of ferrous scrap metals sold, greater metal margins, lower interest expense and gains on sale of fixed assets. Net income during the six months ended September 30, 2001 was primarily a result of a $145.7 million extraordinary gain associated with cancellation of indebtedness in the Chapter 11 proceedings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     During the six months ended September 30, 2002, we generated $19.7 million of cash from operating activities, comprised of net income and non-cash items of $25.3 million offset by investments in working capital of $5.6 million. The strong performance by our ferrous business generated net income and also required working capital investments, primarily in accounts receivable and inventories which increased by $5.1 million and $2.2 million, respectively. Accounts payable increased by $4.5 million as our improved results and capitalization allowed us to obtain more favorable credit terms from our vendors. Due to the utilization of NOL carryforwards, we do not expect to make significant cash payments for federal or state income taxes during the current fiscal year.

     During the six months ended September 30, 2002, we generated $2.4 million of cash from investing activities. Purchases of property and equipment were $3.5 million, while we generated $5.9 million of cash from the sale of real estate and redundant fixed assets.

     During the six months ended September 30, 2002, our financing activities used $21.6 million of cash. Cash generated from operating and investing activities were used primarily to repay borrowings under the Credit Agreement. In addition, we repurchased $1.1 million par amount of Junior Secured Notes for approximately $0.9 million in cash.

Indebtedness

     On the Effective Date, our $200 million debtor-in-possession credit facility was replaced by a $150 million revolving credit and letter of credit facility (the "Credit Agreement"). The Credit Agreement, as amended, was entered into by Bankers Trust Company, as agent for the lenders thereunder, the lenders a party thereto and us and expires on July 1, 2003. The Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit of $29.1 million as of September 30, 2002, which amortizes by $2.4 million on a quarterly basis and under certain other conditions. In addition, as of September 30, 2002, supplemental availability of $3.6 million is provided, subject to periodic amortization of $1.2 million each quarter and other reductions. A security interest in substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries, has been granted to the agent for lenders under the Credit Agreement to secure our obligations under the Credit Agreement. The Credit Agreement provides us with the option of borrowing based either on the prime rate (as specified by Deutsche Bank AG, New York Branch) or the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the Credit Agreement, we pay a fee of .375% on the undrawn portion of the credit facility. In consideration for the Credit Agreement, we paid aggregate fees of $3.0 million.

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

     The Credit Agreement limits our capital expenditures to $16 million each fiscal year. The Credit Agreement also contains restrictions which, among other things, limit our ability to (i) incur additional indebtedness; (ii) pay dividends; (iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on our assets and (viii) other matters customarily restricted in such agreements. We were in compliance with all financial covenants as of September 30, 2002. As of November 7, 2002, we had outstanding borrowings of approximately $83 million under the Credit Agreement and undrawn availability of approximately $30 million.

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

     Our Junior Secured Notes mature on June 15, 2004 and bear interest at the rate of 12 3/4% per annum. Interest on the Junior Secured Notes is payable semi-annually during June and December of each year. The Junior Secured Notes are our senior obligations and rank equally in right of payment to all of our unsubordinated debt, including our indebtedness under the Credit Agreement, and senior in right of payment to all of our subordinated debt. A second priority lien on substantially all of our personal property, plant (to the extent it constitutes fixtures) and equipment has been pledged as collateral against the Junior Secured Notes.

     During the three months ended September 30, 2002, we repurchased $1.1 million par amount of Junior Secured Notes for approximately $0.9 million. We used borrowings under our Credit Agreement to repurchase these Junior Secured Notes. As of September 30, 2002, we have $32.8 million par amount of Junior Secured Notes outstanding. Subject to lender approvals required under our Credit Agreement and prevailing market prices for our Junior Secured Notes, we may choose to repurchase additional amounts of Junior Secured Notes in the future.

     The Junior Secured Notes are redeemable at our option (in multiples of $10 million) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest. The Junior Secured Notes are redeemable at the option of the holders of such notes at a repurchase price of 101% of the principal amount thereof, plus accrued and unpaid interest, in the event we experience a change of control (as defined in the indenture governing the Junior Secured Notes). We are required to redeem all or a portion of the Junior Secured Notes at a repurchase price of 100% of the principal amount thereof, plus accrued and unpaid interest, in the event we make certain asset sales.

     The indenture governing the Junior Secured Notes, as amended, contains restrictions including limits on, among other things, our ability to: (i) incur additional indebtedness; (ii) pay dividends or distributions on our capital stock or repurchase our capital stock; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) create liens on our assets; (vi) enter into transactions with affiliates; (vii) merge or consolidate with another company; and (viii) transfer and sell assets or enter into sale and leaseback transactions.

Future Capital Requirements

     We expect to fund our working capital needs, interest payments and capital expenditures with cash generated from operations, supplemented by undrawn borrowing availability under the Credit Agreement. In addition, we expect to generate cash in the current fiscal year from sales of property and equipment. At September 30, 2002, we have $7.9 million of property and equipment classified as "held for sale."

     We are currently negotiating with our lenders to refinance the obligations under the Credit Agreement. Based on these negotiations, we expect to enter into a new facility with our lenders which will extend the maturity date by three years until July 1, 2006. As a condition to that extension of credit, we will be required to refinance our Junior Secured Notes. In connection with that condition, we have retained a placement agent to seek $50.0 million of new credit financing. In the event that we are unable to extend the maturity date of the Credit Agreement or otherwise be unable to refinance the obligations under the Credit Agreement before July 2003, the lenders could elect to not make loans available to us and declare all amounts borrowed under the Credit Agreement to be due and payable at maturity in July 2003.

     Our future cash needs will be driven by working capital requirements (including interest payments on the Junior Secured Notes), planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves. On December 15, 2002, we are required to make a $2.1 million coupon payment on our Junior Secured Notes. Capital expenditures were approximately $3.5 million during the six months ended September 30, 2002. Capital expenditures are planned to be approximately $11 million in the current fiscal year, which includes costs to complete the installation of a "Mega" Shredder, that we currently own, at our facility in Phoenix, Arizona. We expect the "Mega" Shredder to be operational by June 2003. In addition, due to favorable financing terms made available by equipment manufacturing vendors, we have entered into operating leases for new equipment. Since the beginning of the fiscal year, we have entered into nine operating leases for equipment which would have cost approximately $2.9 million to purchase. These operating leases are attractive to us since the implied interest rates are lower than interest rates under our Credit Agreement. We expect to selectively use operating leases for new equipment required by our operations. In October 2002, we purchased certain scrap metal recycling related assets for $3.2 million in cash. While we have no significant pending acquisitions, we may choose to consider selective opportunities for "tuck-in" acquisitions later in the current fiscal year.

     The Predecessor Company historically financed a part of its operations through the issuance of common stock or convertible preferred stock. Since we recently emerged from bankruptcy and a market for our Common Stock has developed, we may issue equity in the future to finance our operations. The issuance of equity would dilute the ownership of the existing shareholders.

Commitments

     In July 2003, we expect to issue Common Stock to three of our employees with an aggregate value of $1.0 million, pursuant to employment contracts with these three employees. The issuance of the Common Stock is contingent on these individuals being employed by us on July 7, 2003. At September 30, 2002, $0.9 million has been accrued as a liability associated with these employment contracts.

     We also have an option to purchase real property in Tucson, Arizona, where we currently operate a scrap metals recycling facility, for $1.1 million. The purchase option must be exercised before December 31, 2002. If we choose not to exercise the option, we will forfeit a $0.2 million deposit. In the course of operations of the scrap metals recycling facility, we have discovered certain environmental conditions on the property which, if not resolved, may cause us not to exercise the option to purchase the real property and otherwise cause us to incur additional costs to relocate the facility.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement addresses, among other items, the classification of gains and losses from extinguishment of debt. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria set forth in APB Opinion No. 30. This statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, the extraordinary gain on the debt extinguishment recognized during the three months ended September 30, 2002 and the extraordinary gain on debt discharge recognized by the Predecessor Company during the three months ended June 30, 2001, will be reclassified to other income in the our statement of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities and, where appropriate, through use of derivative financial instruments. Our use of derivative financial instruments is limited and related solely to hedges of certain non-ferrous inventory positions and purchase and sales commitments. Under the provisions of SFAS No. 133, we have classified these contracts as speculative and as a result, these contracts are marked to market in our unaudited consolidated financial statements.

     Reference is made to the quantitative disclosures about market risk included under Item 7A of our most recent Annual Report on Form 10-K.

ITEM 4: CONTROLS AND PROCEDURES

     Within the ninety day period prior to the date of this report, we conducted an evaluation under the supervision and with the participation of our management, including Albert A. Cozzi, our Chief Executive Officer, and Robert
C. Larry, our Chief Financial Officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, Messrs. Cozzi and Larry concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported within time periods specified in the rules and forms of the Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date that they were evaluated by our Chief Executive Officer or Chief Financial Officer.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims applicable to our operations. There are presently no legal proceedings pending against us, which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations. Please refer to Item 3 of our most recent Annual Report on Form 10-K for a description of the litigation in which we are currently involved.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on September 18, 2002 in Newark, New Jersey. At the meeting, our stockholders elected five members to our board of directors pursuant to the following votes:

                              VOTES IN      VOTES
DIRECTOR                        FAVOR      WITHHELD
--------                      --------     --------
Albert A. Cozzi               5,960,462    128,928
Daniel W. Dienst              6,034,525     54,865
John T. DiLacqua              6,034,565     54,825
Kevin P. McGuinness           6,034,498     54,892
Harold J. Rouster             6,033,742     55,648

     In addition to electing directors, our stockholders approved the following actions:

     (a) A proposal to approve the Metal Management, Inc. 2002 Stock Incentive Plan by the vote of 3,312,011 in favor, 1,894,162 against, 13,338 abstentions and 869,879 broker non-votes; and

     (b) A proposal to approve the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending March 31, 2003 by the vote of 6,078,249 in favor, 7,500 against and 3,641 abstentions.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     See Exhibit Index

(B) REPORTS ON FORM 8-K

     Current Report on Form 8-K, dated as of August 13, 2002 -- Regulation of Financial Disclosure, dated August 13, 2002.

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

                                          By: /s/ AMIT N. PATEL
                                            ------------------------------------
                                            Amit N. Patel
                                            Vice President, Finance and
                                            Controller
                                            (Principal Accounting Officer)

                                          Date: November 11, 2002

                                 CERTIFICATIONS

     I, Albert A. Cozzi, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Metal Management, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ ALBERT A. COZZI
                                          --------------------------------------
                                          Albert A. Cozzi
                                          Chairman of the Board, and
                                          Chief Executive Officer

                                          Date: November 11, 2002

     I, Robert C. Larry, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Metal Management, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ ROBERT C. LARRY
                                          --------------------------------------
                                          Robert C. Larry
                                          Executive Vice President, Finance and
                                          Chief
                                          Financial Officer

                                          Date: November 11, 2002

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX

NUMBER AND DESCRIPTION OF EXHIBIT

2.1    Disclosure Statement with respect to First Amended Joint
       Plan of Reorganization of Metal Management, Inc. and its
       Subsidiary Debtors, dated May 4, 2001 (incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
3.1 Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 29, 2001 (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
3.2 Amended and Restated By-Laws of the Company adopted as of June 29, 2001 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended
       March 31, 2001).
10.1   Employment Agreement, dated July 1, 2001 between Robert C.
       Larry and the Company.
10.2   Metal Management, Inc. 2002 Incentive Stock Plan
       (incorporated by reference to Exhibit 99.1 of the Company's
       Registration Statement on Form S-8, filed on October 24,
       2002).
99.1   Certification of Chief Executive Officer pursuant to 18 USC
       27 Section 1350 as adopted pursuant to Section 906 of The
       Sarbanes-Oxley Act of 2002.
99.2   Certification of Chief Financial Officer pursuant to 18 USC
       29 Section 1350 as adopted pursuant to Section 906 of The
       Sarbanes-Oxley Act of 2002.