Form 10-Q
period 2002-12-31
METAL MANAGEMENT INC
filed 2003-02-14
CIK 795665

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

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002 OR

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

                               ------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  _   No X

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No _

    As of February 1, 2003, the Registrant had 10,152,022 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I:     FINANCIAL INFORMATION


ITEM 1:     Financial Statements


            Consolidated Balance Sheets -- December 31, 2002 and March
                  31, 2002 (Reorganized Company) (unaudited)                  1


            Consolidated Statements of Operations -- three and nine
                  months ended December 31, 2002, three and six months
                  ended December 31, 2001 (Reorganized Company) and
                  three months ended June 30, 2001 (Predecessor Company)
                  (unaudited)                                                 2


            Consolidated Statements of Cash Flows -- nine months ended
                  December 31, 2002, six months ended December 31, 2001
                  (Reorganized Company) and three months ended June 30,
                  2001 (Predecessor Company) (unaudited)                      3


            Consolidated Statements of Stockholders' Equity -- nine
                  months ended December 31, 2002 (Reorganized Company)
                  (unaudited)                                                 4


            Notes to Consolidated Financial Statements (unaudited)            5


ITEM 2:     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  17


ITEM 3:     Quantitative and Qualitative Disclosures about Market Risk       28


ITEM 4:     Controls and Procedures                                          28


PART II:    OTHER INFORMATION


ITEM 1:     Legal Proceedings                                                30


ITEM 6:     Exhibits and Reports on Form 8-K                                 30


            Signatures                                                       31


            Certifications                                                   32


            Exhibit Index                                                    34

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                                   REORGANIZED COMPANY
                                                                -------------------------
                                                                DECEMBER 31,    MARCH 31,
                                                                    2002          2002
                                                                ------------    ---------
                           ASSETS
Current assets:
     Cash and cash equivalents                                    $  1,607      $    838
     Accounts receivable, net                                       56,745        61,519
     Inventories (Note 9)                                           43,517        37,281
     Property and equipment held for sale                            4,710        10,102
     Prepaid expenses and other assets                               4,496         4,179
                                                                  --------      --------
       TOTAL CURRENT ASSETS                                        111,075       113,919

Property and equipment, net                                        116,778       123,666
Goodwill and other intangibles, net (Note 3)                        10,708        15,461
Deferred financing costs, net                                        1,476         2,715
Other assets                                                         1,009         1,347
                                                                  --------      --------
                         TOTAL ASSETS                             $241,046      $257,108
                                                                  ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt (Note 4)                   $    979      $  2,321
     Accounts payable                                               44,838        42,923
     Accrued interest                                                  539         1,760
     Other accrued liabilities (Note 9)                             14,246        14,441
                                                                  --------      --------
       TOTAL CURRENT LIABILITIES                                    60,602        61,445
Long-term debt, less current portion (Note 4)                      104,709       131,639
Other liabilities                                                    2,786         4,537
                                                                  --------      --------
       TOTAL LONG-TERM LIABILITIES                                 107,495       136,176

Stockholders' equity (Note 6):
     Preferred stock                                                     0             0
     New common equity -- issuable                                   1,201         6,270
     Common stock                                                      100            92
     Warrants                                                          460           414
     Additional paid-in-capital                                     64,322        59,265
     Accumulated other comprehensive loss                             (471)         (471)
     Retained earnings (accumulated deficit)                         7,337        (6,083)
                                                                  --------      --------
       TOTAL STOCKHOLDERS' EQUITY                                   72,949        59,487
                                                                  --------      --------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $241,046      $257,108
                                                                  ========      ========

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                                                                        |    PREDECESSOR
                                                            REORGANIZED COMPANY                         |      COMPANY
                                         ---------------------------------------------------------      |    ------------
                                            THREE          THREE           NINE           SIX           |       THREE
                                         MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   MONTHS ENDED      |    MONTHS ENDED
                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,      |      JUNE 30,
                                             2002           2001           2002           2001          |        2001
                                         ------------   ------------   ------------   ------------      |    ------------
                                                                                                        |
NET SALES                                  $169,546       $141,265       $555,859       $298,243        |      $166,268
Cost of sales                               150,466        125,921        483,684        265,285        |       149,216
                                           --------       --------       --------       --------        |      --------
Gross profit                                 19,080         15,344         72,175         32,958        |        17,052
OPERATING EXPENSES:                                                                                     |
  General and administrative                 11,117         10,860         34,715         22,272        |        11,686
  Depreciation and amortization               4,357          4,507         12,985          9,110        |         4,718
  Non-cash and non-recurring expense                                                                    |
    (income) (Note 9)                          (695)         3,100           (695)         3,100        |         1,941
                                           --------       --------       --------       --------        |      --------
Total operating expenses                     14,779         18,467         47,005         34,482        |        18,345
                                           --------       --------       --------       --------        |      --------
Operating income (loss)                       4,301         (3,123)        25,170         (1,524)       |        (1,293)
Interest expense                              2,775          3,002          8,675          6,391        |         5,169
Interest and other income (expense)                                                                     |
  (Note 9)                                      631            (78)         3,389            (24)       |            55
                                           --------       --------       --------       --------        |      --------
Income (loss) before reorganization                                                                     |
  costs, income taxes, cumulative                                                                       |
  effect of change in accounting                                                                        |
  principle and extraordinary gain            2,157         (6,203)        19,884         (7,939)       |        (6,407)
Reorganization costs (Note 9)                     0            202              0            457        |        10,347
                                           --------       --------       --------       --------        |      --------
Income (loss) before income taxes,                                                                      |
  cumulative effect of change in                                                                        |
  accounting principle and                                                                              |
  extraordinary gain                          2,157         (6,405)        19,884         (8,396)       |       (16,754)
Provision for income taxes (Note 5)           2,552              0          6,823              0        |             0
                                           --------       --------       --------       --------        |      --------
Income (loss) before cumulative effect                                                                  |
  of change in accounting principle                                                                     |
  and extraordinary gain                       (395)        (6,405)        13,061         (8,396)       |       (16,754)
Cumulative effect of change in                                                                          |
  accounting principle (Note 9)                   0              0              0              0        |          (358)
Extraordinary gain, net of tax (Notes                                                                   |
  1 and 4)                                      123              0            359              0        |       145,711
                                           --------       --------       --------       --------        |      --------
NET INCOME (LOSS)                          $   (272)      $ (6,405)      $ 13,420       $ (8,396)       |      $128,599
                                           ========       ========       ========       ========        |      ========
EARNINGS PER SHARE:                                                                                     |
  Basic:                                                                                                |
    Income (loss) before cumulative                                                                     |
      effect of change in accounting                                                                    |
      principle and extraordinary gain     $  (0.04)      $  (0.63)      $   1.29       $  (0.83)       |      $  (0.27)
    Cumulative effect of change in                                                                      |
      accounting principle                     0.00           0.00           0.00           0.00        |         (0.01)
    Extraordinary gain                         0.01           0.00           0.03           0.00        |          2.36
                                           --------       --------       --------       --------        |      --------
      Net income (loss)                    $  (0.03)      $  (0.63)      $   1.32       $  (0.83)       |      $   2.08
                                           ========       ========       ========       ========        |      ========
  Diluted:                                                                                              |
    Income (loss) before cumulative                                                                     |
      effect of change in accounting                                                                    |
      principle and extraordinary gain     $  (0.04)      $  (0.63)      $   1.26       $  (0.83)       |      $  (0.27)
    Cumulative effect of change in                                                                      |
      accounting principle                     0.00           0.00           0.00           0.00        |         (0.01)
    Extraordinary gain                         0.01           0.00           0.03           0.00        |          2.36
                                           --------       --------       --------       --------        |      --------
      Net income (loss)                    $  (0.03)      $  (0.63)      $   1.29       $  (0.83)       |      $   2.08
                                           ========       ========       ========       ========        |      ========
Shares used in computation of earnings                                                                  |
  per share:                                                                                            |
  Basic                                      10,161         10,161         10,161         10,099        |        61,731
                                           ========       ========       ========       ========        |      ========
  Diluted                                    10,161         10,161         10,406         10,099        |        61,731
                                           ========       ========       ========       ========        |      ========


   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                              |     PREDECESSOR
                                                                REORGANIZED COMPANY           |       COMPANY
                                                            ----------------------------      |     ------------
                                                            NINE MONTHS      SIX MONTHS       |     THREE MONTHS
                                                               ENDED           ENDED          |        ENDED
                                                            DECEMBER 31,    DECEMBER 31,      |       JUNE 30,
                                                                2002            2001          |         2001
                                                            ------------    ------------      |     ------------
                                                                                              |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         |
Net income (loss)                                            $  13,420       $  (8,396)       |      $ 128,599
Adjustments to reconcile net income (loss) to cash flows                                      |
  from operating activities:                                                                  |
     Depreciation and amortization                              12,985           9,110        |          4,718
     Deferred taxes                                              6,823               0        |              0
     (Gain) loss on sale of property and equipment              (3,058)            105        |           (117)
     Amortization of debt issuance costs and bond                                             |
       discount                                                  1,701             352        |          1,359
     Non-cash and non-recurring expense (income)                  (695)          3,100        |          1,941
     Extraordinary gain, net of tax                               (359)              0        |       (145,711)
     Non-cash reorganization costs                                   0               0        |          3,469
     Cumulative effect of change in accounting principle             0               0        |            358
     Provision for bad debt                                        162             718        |          1,058
     Other                                                         349             148        |           (120)
Changes in assets and liabilities, net of acquisitions:                                       |
     Accounts and other receivable                               5,070          24,393        |          5,141
     Inventories                                                (6,236)         (3,975)       |         (1,749)
     Accounts payable                                            1,915         (16,947)       |          9,200
     Accrued interest                                           (1,221)            673        |            (96)
     Other                                                      (1,986)         (2,729)       |          3,952
                                                             ---------       ---------        |      ---------
Cash flows provided by operating activities                     28,870           6,552        |         12,002
CASH FLOWS FROM INVESTING ACTIVITIES:                                                         |
  Purchases of property and equipment                           (4,970)         (2,074)       |         (1,392)
  Proceeds from sale of property and equipment                  10,350             452        |          1,141
  Acquisitions, net of cash acquired                            (3,300)              0        |              0
  Other                                                            (55)           (100)       |           (128)
                                                             ---------       ---------        |      ---------
Net cash provided by (used in) investing activities              2,025          (1,722)       |           (379)
CASH FLOWS FROM FINANCING ACTIVITIES:                                                         |
  Issuances of long-term debt                                  547,461         323,245        |        111,627
  Repayments of long-term debt                                (573,302)       (327,618)       |           (615)
  Repurchase of Junior Secured Notes                            (1,823)              0        |              0
  Repayments on borrowings under debtor-in-possession                                         |
     facility                                                        0               0        |       (121,666)
  Fees paid to issue long-term debt                             (2,462)           (457)       |         (1,339)
                                                             ---------       ---------        |      ---------
Net cash used in financing activities                          (30,126)         (4,830)       |        (11,993)
                                                             ---------       ---------        |      ---------
Net increase (decrease) in cash and cash equivalents               769               0        |           (370)
Cash and cash equivalents at beginning of period                   838           1,058        |          1,428
                                                             ---------       ---------        |      ---------
Cash and cash equivalents at end of period                   $   1,607       $   1,058        |      $   1,058
                                                             =========       =========        |      =========
SUPPLEMENTAL CASH FLOW INFORMATION:                                                           |
Interest paid                                                $   8,156       $   5,321        |      $   3,905

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)

                                    NEW                                                      ACCUMULATED
                                  COMMON        COMMON STOCK                  ADDITIONAL        OTHER        RETAINED
                                 EQUITY --    ----------------                 PAID-IN-     COMPREHENSIVE    EARNINGS
                                 ISSUABLE     SHARES    AMOUNT    WARRANTS     CAPITAL          LOSS         (DEFICIT)     TOTAL
                                 ---------    ------    ------    --------    ----------    -------------    ---------    -------
REORGANIZED COMPANY:
BALANCE AT MARCH 31, 2002         $ 6,270     9,197      $ 92       $414       $59,265          $(471)        $(6,083)    $59,487

Distribution of equity in
  accordance with the Plan
  and other                        (5,069)      785         8         46         5,057              0               0          42

Net income                              0         0         0          0             0              0          13,420      13,420
                                  -------     -----      ----       ----       -------          -----         -------     -------

BALANCE AT DECEMBER 31, 2002      $ 1,201     9,982      $100       $460       $64,322          $(471)        $ 7,337     $72,949
                                  =======     =====      ====       ====       =======          =====         =======     =======

   The accompanying notes are an integral part of these financial statements

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Metal Management, Inc., a Delaware corporation, and its wholly-owned subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

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

Reorganization Under Chapter 11

     On November 20, 2000, the Company filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 proceedings") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company's plan of reorganization (the "Plan") was confirmed by the Bankruptcy Court and became effective on June 29, 2001 (the "Effective Date").

     On the Effective Date, the Company reflected the terms of the Plan in its consolidated financial statements by adopting fresh-start reporting in accordance with the recommended accounting principles for entities emerging from Chapter 11 set forth in the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Under fresh-start reporting, a reorganization value for the entity was determined by the Company's financial advisor based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The reorganization value was allocated to the fair values of the Company's assets and liabilities. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets was $15.5 million and was classified as goodwill in the unaudited consolidated financial statements.

     The unaudited consolidated financial statements of the Company for the periods subsequent to June 30, 2001, following the effective date of the Plan, are referred to as the "Reorganized Company" and are not comparable to those for the periods prior to June 30, 2001, which are referred to as the "Predecessor Company." A black line has been drawn in the unaudited consolidated financial statements to distinguish, for accounting purposes, the periods associated with the Reorganized Company and the Predecessor Company. Aside from the effects of fresh-start reporting and new accounting pronouncements adopted since the effective date of the Plan, the Reorganized Company follows the same accounting policies as the Predecessor Company.

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

     The unaudited consolidated financial statements of the Predecessor Company for the three months ended June 30, 2001 reflect fresh-start reporting adjustments of $0.9 million and an extraordinary gain of $145.7 million related to the discharge of indebtedness in accordance with the Plan.

NOTE 2 -- RECENT ACCOUNTING PRONOUNCEMENTS

     Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale, although it retains many of the fundamental recognition and measurement provisions of SFAS No. 121. The adoption of this statement did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement addresses, among other items, the classification of gains and losses from extinguishment of debt. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria set forth in APB Opinion No. 30. This statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, the extraordinary gains on the debt extinguishments recognized during the three and nine months ended December 31, 2002 and the extraordinary gain on debt discharge recognized by the Predecessor Company during the three months ended June 30, 2001 will be reclassified to other income in the Company's statement of operations.

     Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this statement did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and the Company has adopted those requirements for its financial statements included in this Form 10-Q. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 2 -- RECENT ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

accounting used for stock-based employee compensation and the effect on reported net income and earnings per share (see Note 6 -- Stockholders' Equity).

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. FIN 46 is applicable to the Company in the second quarter of fiscal 2004, for interests acquired in variable interest entities prior to February 1, 2003. The Company is currently assessing the impact of adoption of FIN 46.

NOTE 3 -- GOODWILL AND OTHER INTANGIBLES

     In connection with fresh-start reporting, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. Under SFAS No. 142, goodwill is tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The adoption of SFAS No. 142 resulted in the classification of the reorganization intangible recognized in fresh-start reporting as goodwill with an indefinite life.

     In October 2002, the Company acquired certain assets of a scrap metals recycling company. The aggregate purchase consideration was $3.3 million consisting of (i) $3.0 million of cash paid at closing, (ii) contingent consideration of $0.2 million of cash placed in escrow, and payable in October 2003 after the achievement of certain earnout targets measured by tons of material purchased from acquired customer accounts, and (iii) $0.1 million of transaction costs. The Company obtained independent valuations on the tangible and intangible assets associated with the purchase and allocated the purchase consideration as follows: (i) $0.9 million to the fair value of equipment, (ii) $1.3 million to customer lists (which is being amortized over 15 years), and
(iii) $1.1 million to goodwill.

     Goodwill and other intangibles consisted of the following (in thousands):

                                                 DECEMBER 31, 2002   MARCH 31, 2002
                                                 -----------------   --------------
Intangible assets
     Customer lists -- gross                          $ 1,280           $     0
     Accumulated amortization                             (21)                0
                                                      -------           -------
     Customer lists -- net                              1,259                 0
Goodwill                                                9,449            15,461
                                                      -------           -------
     Goodwill and other intangibles, net              $10,708           $15,461
                                                      =======           =======

     Total amortization expense from customer lists intangibles for both the three and nine months ended December 31, 2002 was $21,000. Amortization expense for customer lists intangibles is estimated to be approximately $85,000 per year. Goodwill has been reduced by the utilization of pre-emergence NOL's (see
Note 5 -- Income Taxes).

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 4 -- LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                  DECEMBER 31, 2002   MARCH 31, 2002
                                                  -----------------   --------------
Credit Agreement                                      $ 72,687           $ 97,054
12 3/4% Junior Secured Notes                            31,533             33,963
10% convertible note payable                               784              1,568
Capital lease obligations and other                        684              1,375
                                                      --------           --------
                                                       105,688            133,960
Less -- current portion of long-term debt                 (979)            (2,321)
                                                      --------           --------
                                                      $104,709           $131,639
                                                      ========           ========

Credit Agreement

     On June 29, 2001, the Company entered into an $150 million revolving loan and letter of credit facility (the "Credit Agreement") with Deutsche Bank Trust Company Americas, as agent for the lenders thereunder. On February 14, 2003, the Credit Agreement was amended to extend the maturity date to January 1, 2004 and reduce the maximum amount of borrowings available under the credit facility to $115 million. In consideration for this amendment, the Company paid fees of $0.3 million. As of December 31, 2002, borrowings under the Credit Agreement were $72.7 million. The Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit of $25.1 million as of December 31, 2002, which amortizes by $2.4 million on a quarterly basis and under certain other conditions. A security interest in substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, has been granted to the agent for the lenders as collateral against the obligations of the Company under the Credit Agreement. The Credit Agreement provides the Company with the option of borrowing based either on the prime rate (as specified by Deutsche Bank AG, New York Branch) or at the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the Credit Agreement, the Company pays a fee of .375% on the undrawn portion of the facility. Fees and expenses paid to the lenders by the Company during the nine months ended December 31, 2002 amounted to $2.5 million.

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

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 4 -- LONG-TERM DEBT -- (CONTINUED)

Junior Secured Notes

     The Junior Secured Notes bear interest at 12 3/4% and are due on June 15, 2004. A second priority lien on substantially all of the Company's real and personal property and equipment has been pledged as collateral against the Junior Secured Notes.

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

     During the nine months ended December 31, 2002, the Company repurchased $2.4 million par amount of Junior Secured Notes and recognized an extraordinary gain, net of tax, of $0.4 million.

CONVERTIBLE DEBT

     The Company issued a $1.6 million, 10% promissory note, due December 31, 2002, to its financial advisor involved in the Chapter 11 proceedings (see Note 9 -- Supplemental Information). The Company repaid $0.8 million of the promissory note on December 31, 2002 and repaid the remaining balance of $0.8 million on January 31, 2003. The holder of the promissory note had the option of converting a minimum of $500,000 of the principal amount of the promissory note into Common Stock at $6.46 per share.

NOTE 5 -- INCOME TAXES

     At the Effective Date, the Predecessor Company and its subsidiaries had available federal net operating loss ("NOL") carryforwards of approximately $112 million, which expire through 2022, and net deferred tax assets (including NOL carryforwards) of approximately $75 million. The Company has recorded a valuation allowance against the Predecessor Company's net deferred tax assets, including NOL carryforwards, due to the uncertainty regarding their ultimate realization. In addition, a valuation allowance has been recorded against post-emergence net deferred tax assets, including NOL carryforwards, due to the uncertainty regarding their ultimate realization.

     Under fresh-start reporting, realization of net deferred tax assets that existed as of the emergence date will first reduce goodwill until exhausted and thereafter are reported as additional paid-in-capital. In addition, the use of emergence date net deferred tax assets results in the recognition of income tax expense without the corresponding payment of cash taxes. The realization of certain post-emergence NOL carryforwards will reduce income tax expense in the period they are utilized or when the uncertainty regarding their realization is sufficiently reduced.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 5 -- INCOME TAXES -- (CONTINUED)

     The Company estimates its effective tax rate based on projections of financial results, statutory restrictions and limitations and expected tax-filing positions. Changes in assumptions regarding these matters can result in changes in the effective tax rate from period to period. During the three months ended December 31, 2002, the Company filed its fiscal 2002 federal tax return. As a result of the filing, the Company revised its estimates relating to emergence date tax assets that are available to offset current year taxable income. This change in estimate resulted in a change in the Company's estimated effective tax rate for fiscal 2003. As a result, during the three and nine months ended December 31, 2002, the Company recognized income tax expense of $2.6 million and $6.8 million, respectively. The resulting realization of deferred tax assets was recorded as a reduction in goodwill. The effective tax rate differs from the statutory rate for the nine months ended December 31, 2002 due to temporary differences related to post-emergence deferred tax assets.

     The utilization of deferred tax assets, including NOL carryforwards, and the financial statement accounting for these tax benefits, including the estimated tax provision and effective rate for the three and nine months ended December 31, 2002, are dependent upon the amounts and timing of future taxable income, statutory restrictions and limitations.

NOTE 6 -- STOCKHOLDERS' EQUITY

     In accordance with the Plan, the Company was required to distribute 10,000,000 shares of common stock, par value $.01 per share ("Common Stock") and warrants to purchases 750,000 shares of Common Stock (designated as "Series A Warrants") as follows:

                                                             COMMON     SERIES A
                                                             STOCK      WARRANTS
                                                           ----------   --------
Unsecured creditors (Class 6)                               9,900,000         0
Predecessor Company preferred stockholders                      7,300    54,750
Predecessor Company common stockholders                        92,700   695,250
                                                           ----------   -------
  Total                                                    10,000,000   750,000
                                                           ==========   =======

     The Series A Warrants are immediately exercisable at an exercise price of $21.19 per share and expire on June 29, 2006. As of the date of this report, the Company has issued all 9,900,000 shares of Common Stock to Class 6 Creditors. However, not all shares of Common Stock and Series A Warrants have been issued to the Predecessor Company preferred stockholders and common stockholders as these stockholders are required to return their Predecessor Company common stock and preferred stock in order to receive a distribution.

Stock Based Compensation

     Pursuant to a Management Equity Incentive Plan that was approved under the Plan, in fiscal 2002, the Company issued, to certain employees, warrants to purchase 987,500 shares of Common Stock at an exercise price of $6.50 per share (designated as "Series B Warrants") and warrants to purchase 500,000 shares of Common Stock at an exercise price of $12.00 per share (designated as "Series C Warrants").

     In May 2002, the Company issued, to certain employees, warrants to purchase 260,000 shares of Common Stock at an exercise price of $3.75 per share, and also issued to each non-employee director a warrant to purchase 15,000 shares of Common Stock at an exercise price of $6.50 per share.

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

Board of Directors has the authority to issue stock awards under the 2002 Incentive Stock Plan to the Company's employees, consultants and directors over a period of up to ten years. The stock awards can be in the form of stock options, stock appreciation rights or stock grants. As of December 31, 2002, the Company has issued to each non-employee director an option to purchase 15,000 shares of Common Stock, at an exercise price of $3.75 per share, under the 2002 Incentive Stock Plan.

     The Company accounts for stock based compensation under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The only stock based compensation cost reflected in net income is the fair value of warrants issued to a consultant of the Company. There was no compensation cost for options and warrants issued to employees and directors, as the exercise price was greater than the market price on the date of issuance.

     The following table illustrates the pro forma effects on net income and net earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except for earnings per share):

                                                                                                     |    PREDECESSOR
                                                        REORGANIZED COMPANY                          |      COMPANY
                                    ------------------------------------------------------------     |    ------------
                                    THREE MONTHS    THREE MONTHS    NINE MONTHS      SIX MONTHS      |    THREE MONTHS
                                       ENDED           ENDED           ENDED           ENDED         |       ENDED
                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     |      JUNE 30,
                                        2002            2001            2002            2001         |        2001
                                    ------------    ------------    ------------    ------------     |    ------------
                                                                                                     |
NET INCOME (LOSS), AS REPORTED         $ (272)        $(6,405)        $13,420         $(8,396)       |      $128,599
Add: Stock-based employee                                                                            |
  compensation expense included                                                                      |
  in reported net income, net of                                                                     |
  related tax effects                       0               0              28               0        |             0
Less: Total stock-based employee                                                                     |
  compensation expense                                                                               |
  determined under the fair                                                                          |
  value method for all awards,                                                                       |
  net of related tax effects             (216)           (740)           (700)           (740)       |          (328)
                                       ------         -------         -------         -------        |      --------
PRO FORMA NET INCOME (LOSS)            $ (488)        $(7,145)        $12,748         $(9,136)       |      $128,271
                                       ======         =======         =======         =======        |      ========
Earnings per share:                                                                                  |
  Basic -- as reported                 $(0.03)        $ (0.63)        $  1.32         $ (0.83)       |      $   2.08
                                       ======         =======         =======         =======        |      ========
  Basic -- pro forma                   $(0.05)        $ (0.70)        $  1.25         $ (0.91)       |      $   2.08
                                       ======         =======         =======         =======        |      ========
  Diluted -- as reported               $(0.03)        $ (0.63)        $  1.29         $ (0.83)       |      $   2.08
                                       ======         =======         =======         =======        |      ========
  Diluted -- pro forma                 $(0.05)        $ (0.70)        $  1.23         $ (0.91)       |      $   2.08
                                       ======         =======         =======         =======        |      ========
ASSUMPTIONS:                                                                                         |
Expected life (years)                       3               3               3               3        |             3
Expected volatility                     134.3%          269.2%          134.3%          269.2%       |          89.8%
Dividend yield                           0.00%           0.00%           0.00%           0.00%       |          0.00%
Risk-free interest rate                  2.73%           4.31%           2.73%           4.31%       |          4.48%

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

NOTE 7 -- EARNINGS PER SHARE

     As indicated in Note 6 -- Stockholders' Equity, the Company has not yet issued all 10,000,000 shares of Common Stock required to be distributed in accordance with the Plan. However, for purposes of the earnings per share calculation, all 10,000,000 shares are deemed to be issued and outstanding.

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

                                                                                                    |  PREDECESSOR
                                                        REORGANIZED COMPANY                         |    COMPANY
                                    ------------------------------------------------------------    |  ------------
                                    THREE MONTHS    THREE MONTHS    NINE MONTHS      SIX MONTHS     |  THREE MONTHS
                                       ENDED           ENDED           ENDED           ENDED        |     ENDED
                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    |    JUNE 30,
                                        2002            2001            2002            2001        |      2001
                                    ------------    ------------    ------------    ------------    |  ------------
                                                                                                    |
INCOME (LOSS) (NUMERATOR):                                                                          |
Income (loss) from continuing                                                                       |
  operations before cumulative                                                                      |
  effect of change in accounting                                                                    |
  principle and extraordinary                                                                       |
  gain -- Basic                       $  (395)        $(6,405)        $13,061         $(8,396)      |    $(16,754)
Elimination of interest expense                                                                     |
  upon assumed conversion of                                                                        |
  note payable, net of tax                  0               0              78               0       |           0
                                      -------         -------         -------         -------       |    --------
Income (loss) from continuing                                                                       |
  operations before cumulative                                                                      |
                                                                                                    |
  effect of change in accounting                                                                    |
  principle and extraordinary                                                                       |
  gain -- Diluted                     $  (395)        $(6,405)        $13,139         $(8,396)      |    $(16,754)
                                      =======         =======         =======         =======       |    ========
SHARES (DENOMINATOR):                                                                               |
Weighted average number of                                                                          |
  shares outstanding during the                                                                     |
  period -- Basic                      10,161          10,161          10,161          10,099       |      61,731
Assumed conversion of note                                                                          |
  payable                                   0               0             243               0       |           0
Incremental common shares                                                                           |
  attributable to dilutive stock                                                                    |
  options and warrants                      0               0               2               0       |           0
                                      -------         -------         -------         -------       |    --------
Adjusted weighted average number                                                                    |
  of shares outstanding during                                                                      |
  the period -- Diluted                10,161          10,161          10,406          10,099       |      61,731
                                      =======         =======         =======         =======       |    ========
EARNINGS (LOSS) PER SHARE:                                                                          |
  Basic                               $ (0.04)        $ (0.63)        $  1.29         $ (0.83)      |    $  (0.27)
                                      =======         =======         =======         =======       |    ========
  Diluted                             $ (0.04)        $ (0.63)        $  1.26         $ (0.83)      |    $  (0.27)
                                      =======         =======         =======         =======       |    ========

     Warrants and options to purchase approximately 2.3 million shares of Common Stock were outstanding during the nine months ended December 31, 2002, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Common Stock

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 7 -- EARNINGS PER SHARE -- (CONTINUED)

during the period. Due to the loss from continuing operations for the other periods presented, the effect of convertible debt and dilutive stock options and warrants were not included as their effect would have been anti-dilutive.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases certain of its facilities and equipment under noncancelable operating leases, with terms expiring at various dates. Future minimum lease payments for the remainder of fiscal 2003 and for each of the subsequent four fiscal years through 2007 are $2.0 million, $7.8 million, $6.3 million, $4.9 million and $3.8 million, respectively, and $26.9 million thereafter.

Letters of Credit

     As of December 31, 2002, the Company has outstanding letters of credit of $2.5 million. The letters of credit typically secure the rights to payment to certain third parities in accordance with specified terms and conditions.

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

Purchase of real property

     In November 2001, the Company amended its lease agreement for real property on which it operates a scrap metals recycling facility in Houston, Texas. The lease agreement expires on October 31, 2006 and provides for, among other things, an option for the lessor to sell the real property to the Company beginning on the 22nd month of the lease at an amount that approximates fair value. The Company also has an option to purchase the real property beginning on the 22nd month of the lease. The purchase price for the real property is based on the month in which the option is exercised as follows:

                                       PURCHASE AMOUNT
DATE OF EXERCISE                       (IN THOUSANDS)
----------------                       ---------------
Months 22 - 24                             $4,000
Months 25 - 48                             $4,250
Months 49 - 60                             $4,500

Indemnifications

     In connection with a prior acquisition, the Company has agreed to indemnify the selling shareholders in that acquisition (the "Selling Shareholders") for, among other things, breaches of representations, warranties and covenants and for guaranties provided by certain shareholders of commercial agreements. The Selling Shareholders' ability to assert indemnification claims expires in November 2003. No indemnification claims have been asserted against the Company. The amount that the Company could be required to pay under its

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 8 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

indemnification obligations could range from $0 to a maximum amount of approximately $2 million, excluding interest and collection costs.

NOTE 9 -- SUPPLEMENTAL INFORMATION

Derivatives

     On April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivatives and Hedges." The cumulative effect of adopting SFAS No. 133 resulted in an after-tax decrease in net earnings of $0.4 million at April 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value.

     The Company uses various strategies to mitigate the risk of fluctuations in the price of non-ferrous metals. None of the instruments employed by the Company to hedge these risks are entered into for trading purposes or speculation, but instead are effected as hedges of underlying physical transactions and commitments. All hedges are recorded at fair value with adjustments to the fair values recorded in the statement of operations.

Inventory

     Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following categories (in thousands):

                                                     DECEMBER 31, 2002    MARCH 31, 2002
                                                     -----------------    --------------
Ferrous metals                                            $25,003            $19,654
Non-ferrous metals                                         17,407             16,807
Other                                                       1,107                820
                                                          -------            -------
                                                          $43,517            $37,281
                                                          =======            =======

Other accrued liabilities

     Other accrued liabilities consisted of the following (in thousands):

                                                     DECEMBER 31, 2002    MARCH 31, 2002
                                                     -----------------    --------------
Accrued employee compensation and benefits                $ 6,325            $ 3,927
Accrued real and personal property taxes                    1,673              1,663
Accrued insurance                                           1,007              1,452
Accrued land purchase obligation                            1,100                  0
Accrued credit agreement fees                                   0              2,000
Other                                                       4,141              5,399
                                                          -------            -------
                                                          $14,246            $14,441
                                                          =======            =======

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 9 -- SUPPLEMENTAL INFORMATION -- (CONTINUED)

Non-cash and non-recurring expense

     During the three months ended December 31, 2001, the Company recognized a $3.1 million asset impairment charge related to its decision to exit its operations in California. The asset impairment charge was based on an evaluation made by the Company of the proceeds that would be generated from liquidating the assets as compared to the carrying value of the Company's investment.

     During December 2002, the Company completed its exit from its California operations and generated $0.7 million more proceeds from the sale of assets than originally anticipated. As a result, during the three months ended December 31, 2002, the Company recognized a non-cash and non-recurring credit of $0.7 million.

     During the three months ended June 30, 2001, the Company recognized a $1.9 million asset impairment charge related to excess equipment to be disposed of or otherwise abandoned.

Interest and other income (expense)

     Significant components of interest and other income (expense) are as follows (in thousands):

                                                                                       | PREDECESSOR
                                             REORGANIZED COMPANY                       |   COMPANY
                         ------------------------------------------------------------  | ------------
                         THREE MONTHS    THREE MONTHS    NINE MONTHS      SIX MONTHS   | THREE MONTHS
                            ENDED           ENDED           ENDED           ENDED      |    ENDED
                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,  |   JUNE 30,
                             2002            2001            2002            2001      |     2001
                         ------------    ------------    ------------    ------------  | ------------
                                                                                       |
Gain (loss) on                                                                         |
  disposal of real                                                                     |
  and personal                                                                         |
  property                   $648           $ (68)          $3,058          $(105)     |     $  0
Interest income                51              84              157            206      |       92
Loss from joint                                                                        |
  ventures                    (80)           (120)            (158)          (195)     |      (56)
Other income                   12              26              332             70      |       19
                             ----           -----           ------          -----      |     ----
  Total                      $631           $ (78)          $3,389          $ (24)     |     $ 55
                             ====           =====           ======          =====      |     ====

     During the current fiscal year, the Company sold two parcels of excess real property, which were classified as "held for sale." These sales resulted in gains of approximately $0.7 million and $3.3 million, respectively, recognized during the three and nine months ended December 31, 2002.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 9 -- SUPPLEMENTAL INFORMATION -- (CONTINUED)

Reorganization costs

     Reorganization costs directly associated with the Chapter 11 proceedings were as follows (in thousands):

                                                         REORGANIZED      |    PREDECESSOR
                                                           COMPANY        |      COMPANY
                                                      -----------------   |   -------------
                                                         SIX MONTHS       |   THREE MONTHS
                                                            ENDED         |       ENDED
                                                        DECEMBER 31,      |     JUNE 30,
                                                            2001          |       2001
                                                      -----------------   |   -------------
                                                                          |
Professional fees                                           $151          |      $ 6,838
Liability for rejected contracts and settlements             154          |        2,445
Fresh-start adjustments                                        0          |          919
Other                                                        152          |          145
                                                            ----          |      -------
                                                            $457          |      $10,347
                                                            ====          |      =======

     During the Chapter 11 proceedings, the Company and the Official Committee of Unsecured Creditors each engaged financial advisors. As a result of the consummation of the Plan, both financial advisors were entitled to restructuring success fees. The restructuring success fees paid to the Company's financial advisor aggregated $2.6 million.

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

BUSINESS

     We are one of the largest full-service metals recyclers in the United States, with recycling facilities located in 13 states. We enjoy leadership positions in many major metropolitan markets, including Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix, Salt Lake City, Toledo and Tucson. We have a 28.5% equity ownership position in Southern Recycling, L.L.C., one of the largest scrap metals recyclers in the Gulf Coast region. Our operations consist primarily of the collection and processing of ferrous and non-ferrous metals. We collect industrial scrap metal and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our customers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters and metal brokers. We believe that we provide one of the most comprehensive offerings of both ferrous and non-ferrous scrap metals. Our ferrous products primarily include shredded, sheared, cold briquetted and bundled scrap metal, and other purchased scrap metal, such as turnings, cast and broken furnace iron. We also process non-ferrous metals, including aluminum, copper, stainless steel, brass, titanium and high temperature alloys, using similar techniques and through application of our proprietary technologies.

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

     On May 4, 2001, we filed a plan of reorganization (the "Plan") pursuant to Chapter 11 of the Bankruptcy Code. The Plan was confirmed by the Bankruptcy Court and became effective on June 29, 2001 (the "Effective Date"). On September 17, 2002, a Final Decree Motion was approved by the Bankruptcy Court, which officially closed our Chapter 11 proceedings. In the Chapter 11 proceedings, virtually all suppliers of scrap metals were paid their pre-petition claims as critical vendors. Additionally, the Plan provided for the conversion of approximately $211.9 million of unsecured debt and other liabilities into common stock, which strengthened our capitalization.

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

RECENT DEVELOPMENTS

     In March 2002, the United States federal government determined that it would impose tariffs on imports of steel in response to surging steel imports that caused many U.S. steel mills to file for bankruptcy protection. The tariffs apply to steel imports from many countries and the tariffs range from 8% to 30%. The tariffs vary by product category based on the extent of the damage caused by import surges to different segments of the steel industry. Generally, the tariffs decline over the three-year term of the new trade laws. The tariffs are expected to provide temporary relief to U.S. steel producers and encourage both additional production of steel in the U.S. in the short run and restructuring of the steel industry from a global supply perspective in the long run. In response to the U.S. tariffs, the European Union imposed similar tariffs on imported steel products.

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

     In October 2002, we acquired certain assets of a scrap metals recycling company for $3.3 million in cash (including transaction costs). This represented the first acquisition made by us in over three years and, consistent with our strategy, the acquisition was a "tuck-in" into one of our existing operations. Although we have no other pending acquisitions, we may choose to pursue other acquisitions in the future. We believe that as a result of our improved financial results and liquidity, we are well positioned to take advantage of future "tuck-in" acquisition opportunities, if they become available.

     On January 30, 2003, we announced that we received a subpoena requesting that we provide documents to a grand jury that is investigating scrap metal purchasing practices in the four state region of Ohio, Illinois, Indiana and Michigan. We have advised the government that we intend to cooperate fully with the subpoena and the grand jury's investigation. We are not able at this preliminary stage to determine the costs to be incurred by us in responding to such subpoena or other impact to us of such investigation.

CRITICAL ACCOUNTING POLICIES

     We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

     Revenues for processed product sales are recognized when title passes to the customer. Revenue relating to brokered sales are recognized upon receipt of the materials by the customer. Revenues from services, including stevedoring and tolling, are recognized as they are performed. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are accrued against revenues as incurred.

Accounts receivable and allowance for uncollectible accounts receivable

     Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $0.9 million and $2.4 million at December 31, 2002 and March 31, 2002, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with accounts, financial condition of customers when information is publicly available, changes in collection patterns and general industry conditions.

     As indicated in our Annual Report under the section titled "Risk
Factors -- The loss of any significant customers could adversely affect our results of operations or financial condition," general weakness in the steel and metals sectors over the last few years has led to bankruptcy filings by many of our customers which have caused us to recognize allowances for uncollectible accounts receivable. While we believe our allowance for uncollectible accounts receivable is adequate, changes in economic conditions or any significant decline in the steel and metals industry could adversely impact our future operating results and liquidity.

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

Property and equipment held for sale

     We periodically review our scrap metals operations to evaluate the long-term economic viability of certain of our investments. These reviews result in the identification of redundant property and equipment which we hold for sale. We have classified these assets as held for sale and have recorded them as a component of current assets as we expect to sell the property and equipment within one year. These assets held for sale have been taken out of production and are recorded at their estimated fair value less costs to dispose, if any. Fair value estimates are based on independent brokers, published used equipment lists and recent experience with similar property and equipment.

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

     Effective June 30, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill be reviewed at least annually for impairment based on the fair value method.

Income taxes

     At the Effective Date, we had available federal net operating loss ("NOL") carryforwards of approximately $112 million, which expire through 2022, and net deferred tax assets (including NOL carryforwards) of approximately $75 million for financial statement purposes. We have not recognized the benefit of pre-emergence net deferred tax assets due to the uncertainty regarding their ultimate realization. The net benefit of our deferred tax asset has been reduced by a valuation allowance. We have also not recognized the benefit of our post-emergence deferred tax assets due to the uncertainty regarding their ultimate utilization.

     The use of deferred tax assets that arose prior to our emergence from bankruptcy will reduce income taxes paid, however, their use will also result in the recognition of income tax expense. Realization of these benefits first reduces goodwill until exhausted and thereafter is reported as additional paid-in-capital. The realization of certain post-emergence deferred tax assets will reduce income tax expense in the period they are utilized or when the uncertainty regarding their realization is sufficiently reduced.

     The utilization of deferred tax assets, including NOL carryforwards, and the financial statement accounting for these tax benefits, including the estimated tax provision and effective rate, are dependent upon the amounts and timing of future taxable income and statutory restrictions and limitations.

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

     The above listing is not intended to be a comprehensive list of all of our accounting policies. Please refer to our Annual Report, which contains accounting policies and other disclosures required by generally accepted accounting principles.

RESULTS OF OPERATIONS

     For purposes of this discussion, the Reorganized Company's results for the six months ended December 31, 2001 have been combined with the Predecessor Company's results for the three months ended June 30, 2001 and are compared to the Reorganized Company's results for the nine months ended December 31, 2002. Differences between periods due to fresh-start reporting are explained when necessary.

     Our profitability during the nine months ended December 31, 2002 is largely attributable to our ferrous operations. Our ferrous operations benefited from improving economic conditions in the U.S., slowing of imports of steel into the U.S. and firming of export markets for the sale of ferrous scrap. Our ferrous operations during the nine months ended December 31, 2001 were impacted by the weakening economy in the U.S. Consequently, during 2001 there was a general decline in both the demand for ferrous scrap and supply of ferrous scrap.

     During calendar 2002, our ferrous operations have benefited from increasing selling prices and higher demand for our products. Selling prices for ferrous scrap are significantly higher as compared to the prior year. For example, according to data published by the American Metal Market, the average composite price for #1 Heavy Melting Steel Scrap (which is a common indicator for ferrous scrap) was approximately $94 per ton in 2002 compared to $76 per ton in 2001. Demand for our ferrous scrap is strong both domestically and internationally. Steel production has increased in the U.S., which has increased the demand for ferrous scrap. According to data published by the American Iron and Steel Institute, weekly raw steel production increased from approximately 1.76 million tons a week in January 2002 to approximately 1.97 million tons a week in November 2002. International demand for our ferrous scrap is also strong. This is evident in data released by the U.S. Commerce Department, which shows that U.S. exports of ferrous scrap (on a year-to-date basis through November 30, 2002) were approximately 8.8 million tons, an increase of 20% from the comparable prior year period.

     Our non-ferrous operations continue to be impacted in both the supply and demand for non-ferrous metals due to weakness in the aerospace and telecommunications industries. The conditions of non-ferrous markets, including our three major products -- aluminum, copper and stainless steel (nickel based metal), are generally weak. Although prices for certain non-ferrous metals have begun to stabilize, demand still remains low. Stainless steel markets continue to be impacted by lower consumption by stainless steel mills. Copper markets continue to be impacted by a surplus of copper, resulting in lower demand. Aluminum and nickel markets continue to be impacted by the weakness in the aerospace industry, which was adversely affected by the events of September 11, 2001.

Net sales

     Consolidated net sales for the three months ended December 31, 2002 and 2001 in broad product categories were as follows ($ in thousands):

                                                        12/31/02                        12/31/01
COMMODITY                                     ----------------------------    ----------------------------
(WEIGHT IN THOUSANDS)                         WEIGHT     NET SALES     %      WEIGHT     NET SALES     %
---------------------                         ------     ---------     -      ------     ---------     -
Ferrous metals (tons)                             982    $110,176     65.0        922    $ 87,332     61.8
Non-ferrous metals (lbs.)                     110,952      49,025     28.9    100,404      43,482     30.8
Brokerage -- ferrous (tons)                        60       6,171      3.6         62       6,277      4.5
Brokerage -- non-ferrous (lbs.)                 2,175       1,227      0.7      4,789         907      0.6
Other                                                       2,947      1.8                  3,267      2.3
                                                         --------     ----               --------     ----
                                                         $169,546     100%               $141,265     100%
                                                         ========     ====               ========     ====

     Consolidated net sales for the nine months ended December 31, 2002 and 2001 in broad product categories were as follows ($ in thousands):

                                                        12/31/02                        12/31/01
COMMODITY                                     ----------------------------    ----------------------------
(WEIGHT IN THOUSANDS)                         WEIGHT     NET SALES     %      WEIGHT     NET SALES     %
---------------------                         ------     ---------     -      ------     ---------     -
Ferrous metals (tons)                           3,111    $356,621     64.2      2,839    $269,261     58.0
Non-ferrous metals (lbs.)                     335,839     151,866     27.3    337,689     154,507     33.3
Brokerage -- ferrous (tons)                       300      35,123      6.3        257      25,622      5.5
Brokerage -- non-ferrous (lbs.)                 8,153       3,232      0.6     14,555       5,002      1.1
Other                                                       9,017      1.6                 10,119      2.1
                                                         --------     ----               --------     ----
                                                         $555,859     100%               $464,511     100%
                                                         ========     ====               ========     ====

     Consolidated net sales increased by $28.2 million (20.0%) and $91.4 million (19.7%) to $169.5 million and $555.9 million during the three and nine months ended December 31, 2002, respectively, compared to consolidated net sales of $141.3 million and $464.5 million during the three and nine months ended December 31, 2001, respectively.

     Ferrous sales increased by $22.9 million (26.2%) and $87.3 million (32.4%) to $110.2 million and $356.6 million during the three and nine months ended December 31, 2002, respectively, compared to ferrous sales of $87.3 million and $269.3 million during the three and nine months ended December 31, 2001, respectively. The increase in ferrous sales was attributable to increased demand and higher selling prices for ferrous products. During the three months ended December 31, 2002, ferrous sales volumes increased by 60,000 tons and average selling price for ferrous products increased by over $17 per ton as compared to the three months ended December 31, 2001. During the nine months ended December 31, 2002, ferrous sales volumes increased by 272,000 tons and average selling price for ferrous products increased by over $19 per ton as compared to the nine months ended December 31, 2001.

     Non-ferrous sales increased by $5.5 million (12.7%) to $49.0 million during the three months ended December 31, 2002 compared to non-ferrous sales of $43.5 million during the three months ended December 31, 2001. The increase was mainly attributable to an increase in volume of 10.5 million pounds. However, sales and volumes were still below those of the first and second quarters of the current fiscal year. Non-ferrous sales decreased by $2.6 million (1.7%) to $151.9 million during the nine months ended December 31, 2002 compared to non-ferrous sales of $154.5 million during the nine months ended December 31, 2001. The decrease was mainly attributable to a decrease in volume of 1.9 million pounds. In addition, the prior year periods included the sales and volumes of our former MacLeod operations in California, which were discontinued in fiscal 2002 and completely ceased operations during the three months ended June 30, 2002.

     Brokerage related ferrous sales decreased by $0.1 million (1.7%) and increased by $9.5 million (37.1%) to $6.2 million and $35.1 million during the three and nine months ended December 31, 2002, respectively, compared to brokerage ferrous sales of $6.3 million and $25.6 million during the three and nine months ended December 31, 2001, respectively. The increase during the nine months ended December 31, 2002 was primarily a result of a $17 per ton increase in average selling prices and a 43,000 ton increase in brokered tons. The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap metal are generally associated with higher unit prices.

     Brokerage related non-ferrous sales increased by $0.3 million (35.3%) and decreased by $1.8 million (35.4%) to $1.2 million and $3.2 million during the three and nine months ended December 31, 2002, respectively, compared to brokerage non-ferrous sales of $0.9 million and $5.0 million during the three and nine months ended December 31, 2001, respectively. The increase during the three months ended December 31, 2002 was a result of higher average selling prices, offset by lower volumes. The decrease during the nine months ended December 31, 2002 was a result of lower volume offset by higher average selling prices. Average selling prices for non-ferrous brokered metals are impacted by the type of metals brokered. Margins associated with brokered non-ferrous metals are narrow, so variations in this product category are not as significant to us as variations in other product categories.

     Other revenue is primarily derived from our stevedoring and bus dismantling operations. The decrease in other revenue for both periods is primarily due to the exit from our former MacLeod operations, which generated other revenue from the operation of aluminum can redemption centers.

Gross profit

     Gross profit was $19.1 million (11.3% of sales) and $72.2 million (13.0% of sales) during the three and nine months ended December 31, 2002, respectively, compared to gross profit of $15.3 million (10.9% of sales) and $50.0 million (10.8% of sales) during the three and nine months ended December 31, 2001, respectively. Gross profit was higher during the three months ended December 31, 2002 mainly as a result of increased material margins on products sold. Processing expenses on a per unit basis remained consistent during the three months periods. Gross profit was higher during the nine months ended December 31, 2002 as a result of increased material margins and more efficient plant utilization, which resulted in lower processing expenses per unit.

General and administrative expenses

     General and administrative expenses were $11.1 million (6.6% of sales) and $34.7 million (6.2% of sales) during the three and nine months ended December 31, 2002, respectively, compared to general and administrative expenses of $10.9 million (7.7% of sales) and $34.0 million (7.3% of sales) during the three and nine months ended December 31, 2001, respectively. The increase in general and administrative expenses results from accruals recorded in connection with an employee incentive compensation plan. The compensation plan is measured by return on net assets. As a consequence of strong performance from our ferrous businesses, we accrued $0.6 million during the three months ended December 31, 2002 and $3.2 million during the nine months ended December 31, 2002 in connection with the employee incentive compensation plan. Payments under the plan are subject to performance for the full fiscal year and approval by the Compensation Committee of the Board of Directors. Except for the accruals relating to our employee incentive compensation plan, our general and administrative expenses have remained consistent between periods as we carefully monitor our spending. This is evident as our general and administrative expenses as a percent of sales are lower than the prior year periods.

Depreciation and amortization

     Depreciation and amortization expense was $4.4 million (2.6% of sales) and $13.0 million (2.3% of sales) during the three and nine months ended December 31, 2002, respectively, compared to depreciation and amortization expense of $4.5 million (3.2% of sales) and $13.8 million (3.0% of sales) during the three and nine months ended December 31, 2001, respectively. Except for the elimination of depreciation expense associated with the exit from our MacLeod operations, depreciation expense has remained relatively constant as we carefully monitor our spending on capital equipment. In addition, we have chosen to replace some of our existing equipment by entering into operating leases, which contain favorable terms (see Liquidity and Capital Resources for further discussion).

Non-cash and non-recurring expenses

     During the three months ended June 30, 2001, we recognized a $1.9 million asset impairment charge related to excess equipment to be disposed of or otherwise abandoned. During the three months ended December 31, 2001, we recognized a $3.1 million asset impairment charge related to our decision to exit our MacLeod operations in California. The asset impairment charge was based on an evaluation of the proceeds that we expected to generate from the liquidation of the assets of MacLeod compared to our investment in MacLeod. We completed our exit from MacLeod during December 2002 and generated $0.7 million of more proceeds than we expected. As a result, we recognized a non-cash and non-recurring credit of $0.7 million during the three months ended December 31, 2002.

Interest expense

     Interest expense was $2.8 million (1.6% of sales) and $8.7 million (1.6% of sales) during the three and nine months ended December 31, 2002, respectively, compared to interest expense of $3.0 million (2.1% of sales) and $11.6 million (2.5% of sales) during the three and nine months ended December 31, 2001, respectively. The decrease in interest expense was a result of lower borrowings and interest rates under our credit facilities. Our average borrowings under our credit facilities during the three and nine month periods ended December 31, 2002 were approximately $29 million and $24 million, respectively, less than our average borrowings under our credit facilities during the three and nine month periods ended December 31, 2001.

     Our average interest rate on borrowings under credit facilities during the three and nine month periods ended December 31, 2002 was approximately 108 basis points and 242 basis points, respectively, lower than our average interest rate on borrowings under credit facilities during the three and nine month periods ended December 31, 2001. Interest expense during the nine months ended December 31, 2001 included three months of interest under our debtor-in-possession credit agreement, which was at higher base interest rates than the Credit Agreement governing our post-emergence bank borrowings.

Interest and other income (expense)

     The major components of this category are interest income, gains and losses from sale of property and equipment and loss from joint ventures. During the three and nine months ended December 31, 2002, we recognized interest and other income of $0.6 million and $3.4 million, respectively. The majority of this income was generated as a result of the sale of excess real estate, which resulted in gains of $0.7 million and $3.3 million during the three and nine months ended December 31, 2002, respectively (see Note 9 to the unaudited consolidated financial statements included in Item 1 of this Report).

Reorganization costs

     During the three and nine months ended December 31, 2001, we incurred reorganization costs of $0.2 million and $10.8 million, respectively, which mainly represented professional fees, liabilities for rejected contracts and settlements, fresh-start adjustments and other expenses associated with the Chapter 11 proceedings (see Note 9 to the unaudited consolidated financial statements included in Item 1 of this Report).

Income taxes

     During the three months ended December 31, 2002, we recognized income tax expense of $2.6 million to reflect our election to apply certain provisions of the Internal Revenue Code upon the filing of our U.S. federal income tax return during the third quarter. Based on the filing of our federal tax return, we revised our estimates relating to our effective income tax rate to that estimated for this fiscal year.

     The effective tax rate differs from the statutory rate due to the use of certain post-emergence deferred tax assets, which does not result in the recognition of income tax expense.

Change in accounting policy

     On April 1, 2001, we adopted SFAS No. 133, "Accounting for Derivatives and Hedges" (as amended). The cumulative effect of adopting SFAS No. 133 resulted in an after-tax decrease in net earnings of $0.4 million during the nine months ended December 31, 2001.

Extraordinary gain

     During the three and nine months ended December 31, 2002, we recognized an extraordinary gain, net of tax, of $0.1 million and $0.4 million, respectively, associated with the repurchase of Junior Secured Notes. During the three months ended June 30, 2001, we recognized an extraordinary gain of $145.7 million related to the cancellation of our subordinated notes and other unsecured claims in the Chapter 11 proceedings (see Notes 1 and 4 to the unaudited consolidated financial statements included in Item 1 of this Report).

Net income (loss)

     Net loss was $0.3 million and net income was $13.4 million during the three and nine months ended December 31, 2002, respectively, compared to a net loss of $6.4 million and net income of $120.2 million during the three and nine months ended December 31, 2001, respectively. The net loss for the three months ended December 31, 2002 was primarily attributable to the recognition of additional income tax expense. Net income during the nine months ended December 31, 2002 reflects significant improvement in our operations as a result of higher volumes of ferrous scrap metals sold, greater metal margins, lower interest expense and gains on sale of fixed assets. Net income during the nine months ended December 31, 2001 was primarily a result of a $145.7 million extraordinary gain associated with cancellation of indebtedness in the Chapter 11 proceedings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     During the nine months ended December 31, 2002, we generated $28.9 million of cash from operating activities, comprised of net income and non-cash items of $31.3 million offset by investments in working capital of $2.4 million. The strong performance by our ferrous business allowed us to generate net income but also required working capital investments, primarily in inventories which increased by $6.2 million. The increase in inventories was offset by a decrease in accounts receivable of $5.1 million. Due to the utilization of NOL carryforwards, we do not expect to make significant cash payments for federal or state income taxes during the current fiscal year.

     During the nine months ended December 31, 2002, we generated $2.0 million of cash from investing activities. Purchases of property and equipment were $5.0 million, while we generated $10.4 million of cash from the sale of real estate and redundant fixed assets. We also used $3.3 million of cash to acquire certain assets of a scrap metals recycling company.

     During the nine months ended December 31, 2002, we used $30.1 million of cash for financing activities. Cash generated from operating and investing activities were used primarily to repay borrowings under our Credit Agreement. We paid $2.5 million of fees and expenses associated with our Credit Agreement. In addition, we repurchased $2.4 million par amount of Junior Secured Notes for approximately $1.8 million in cash.

Indebtedness

     On the Effective Date, we entered into a $150 million revolving credit and letter of credit facility (the "Credit Agreement") with Deutsche Bank Trust Company Americas. On February 14, 2003, the Credit Agreement was amended to extend the maturity date to January 1, 2004 and reduce the maximum amount of borrowings available under the credit facility to $115 million. As of December 31, 2002, we had borrowed approximately $73 million under the Credit Agreement. In consideration for this amendment, we paid fees of $0.3 million. The Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit of $25.1 million as of December 31, 2002, which amortizes by $2.4 million on a quarterly basis and under certain other conditions. A security interest in substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries, has been granted to the agent for lenders under the Credit Agreement to secure our obligations under the Credit Agreement. The Credit Agreement provides us with the option of borrowing based either on the prime rate (as specified by Deutsche Bank AG, New York Branch) or the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the Credit Agreement, we pay a fee of .375% on the undrawn portion of the credit facility.

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

(v) engage in certain acquisitions, investments, mergers and consolidations;
(vi) prepay certain other indebtedness; (vii) create liens and encumbrances on our assets and (viii) other matters customarily restricted in such agreements. We were in compliance with all financial covenants as of December 31, 2002. As of January 29, 2003, we had outstanding borrowings of approximately $80 million under the Credit Agreement and undrawn availability of approximately $20 million.

     Our ability to meet financial ratios and tests in the future may be affected by events beyond our control, including fluctuations in operating cash flows and working capital. While we currently expect to be in compliance with the covenants and satisfy the financial ratios and tests in the future, there can be no assurance that we will meet such financial ratios and tests or that we will be able to obtain future amendments or waivers to the Credit Agreement, if so needed, to avoid a default. In the event of default, the lenders could elect to not make loans to us and declare all amounts borrowed under the Credit Agreement to be due and payable.

     Our Junior Secured Notes mature on June 15, 2004 and bear interest at the rate of 12 3/4% per annum. Interest on the Junior Secured Notes is payable semi-annually during June and December of each year. The Junior Secured Notes are our senior obligations and rank equally in right of payment to all of our unsubordinated debt, including our indebtedness under the Credit Agreement, and senior in right of payment to all of our subordinated debt. A second priority lien on substantially all of our real and personal property and equipment has been pledged as collateral against the Junior Secured Notes.

     During the nine months ended December 31, 2002, we repurchased $2.4 million par amount of Junior Secured Notes for approximately $1.8 million. We used borrowings under our Credit Agreement to repurchase these Junior Secured Notes. As of December 31, 2002, we have $31.5 million par amount of Junior Secured Notes outstanding. Subject to lender approvals required under our Credit Agreement and prevailing market prices for our Junior Secured Notes, we may choose to repurchase additional amounts of Junior Secured Notes in the future.

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

Future Capital Requirements

     We expect to fund our working capital needs, interest payments and capital expenditures with cash generated from operations, supplemented by undrawn borrowing availability under the Credit Agreement. Our future cash needs will be driven by working capital requirements (including interest payments on the Junior Secured Notes), planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves. We continue to explore financing alternatives that would permit us to refinance our Junior Secured Notes.

     Capital expenditures were approximately $5.0 million during the nine months ended December 31, 2002. Capital expenditures are planned to be approximately $8 to $9 million in the current fiscal year, which includes costs to install a "Mega" Shredder, that we currently own, at our facility in Phoenix, Arizona. We expect the "Mega" Shredder to be operational by June 2003. In addition, due to favorable financing terms made available by equipment manufacturing vendors, we have entered into operating leases for new equipment. Since the beginning of the fiscal year, we have entered into 18 operating leases for equipment which would have cost approximately $5 million to purchase. These operating leases are attractive to us since the implied interest rates are lower than interest rates under our credit facilities. We expect to selectively use operating leases for new equipment required by our operations. In October 2002, we purchased certain assets of a scrap metals recycling company for $3.3 million in cash (including transaction costs). In February 2003, we purchased for $1.3 million the land that we previously leased in Tucson, Arizona. While we have no significant pending acquisitions, we may choose to consider selective opportunities for "tuck-in" acquisitions in the future.

     The Predecessor Company historically financed a part of its operations through the issuance of common stock or convertible preferred stock. Since we recently emerged from bankruptcy and a market for our Common Stock has developed, we may issue equity in the future to finance our operations. The issuance of equity would dilute the ownership of existing shareholders.

Commitments

     In July 2003, we expect to issue Common Stock to one of our employees with an aggregate value of $0.2 million, pursuant to an employment contract with this employee. The issuance of the Common Stock is contingent on this individual being employed by us on July 7, 2003. We have fully accrued for this liability.

     We lease certain of our facilities and equipment under noncancelable operating leases, with terms expiring at various dates. Future minimum lease payments for the remainder of fiscal 2003 and for each of the subsequent four fiscal years through 2007 are $2.0 million, $7.8 million, $6.3 million, $4.9 million and $3.8 million, respectively, and $26.9 million thereafter.

     In connection with a prior acquisition, we agreed to indemnify the selling shareholders in that acquisition (the "Selling Shareholders") for, among other things, breaches of representations, warranties and covenants and for guaranties provided by certain shareholders of commercial agreements. The Selling Shareholders' ability to assert indemnification claims expires in November 2003. No indemnification claims have been asserted against us. The amount that we could be required to pay under the indemnification obligations could range from $0 to a maximum amount of approximately $2 million, excluding interest and collection costs.

     As of December 31, 2002, we had outstanding letters of credit of $2.5 million. The letters of credit typically secure the rights to payment to certain third parities in accordance with specified terms and conditions.

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

     In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement addresses, among other items, the classification of gains and losses from extinguishment of debt. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria set forth in APB Opinion No. 30. This statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, the extraordinary gains on the debt extinguishments recognized during the three and nine months ended December 31, 2002 and the extraordinary gain on debt discharge recognized by the Predecessor Company during the three months ended June 30, 2001, will be reclassified to other income in the our statement of operations.

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 as of January 1, 2003 and the adoption did not have a material impact on our consolidated financial position or results of operations.

     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and we adopted those requirements for our financial statements included in this Form 10-Q. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect on reported net income and earnings per share.

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. FIN 46 is applicable to us in the second quarter of fiscal 2004, for interests acquired in variable interest entities prior to February 1, 2003. We are currently assessing the impact of adoption of FIN 46.

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

ITEM 4: CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including Albert A. Cozzi, our Chairman of the Board and Chief Executive Officer (CEO), and Robert
C. Larry, our Executive Vice-President, Finance and Chief Financial Officer
(CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our CEO and CFO have concluded that, as of that date, these controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

     Disclosure Controls and Internal Controls. Disclosure controls and procedures are our controls and other procedures that are designed with the objective of ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that:

     - our transactions are properly authorized;

     - our assets are safeguarded against unauthorized or improper use; and

     - our transactions are properly recorded and reported,

all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     Limitations on the Effectiveness of Controls. Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     Our subsidiary, Metal Management Midwest, Inc. ("MTLM-Midwest"), operates seven facilities in the Chicago area (the "MMMI Facilities") which were the subject of a series of inspections and document requests in the mid-1990s by, among other agencies, the United States Environmental Protection Agency ("USEPA") pursuant to the so-called Greater Chicagoland Initiative to perform multimedia and multi-agency inspections of scrap yards in the Chicago Area (the "USEPA Initiative"). As a result of the USEPA Initiative, USEPA alleged that certain of the MMMI Facilities had violated certain provisions of the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Oil Pollution Standards and the Toxic Substances Control Act (collectively, the "Alleged Violations"). In the summer of 2001, USEPA filed proofs of claim in our Chapter 11 proceedings and a cause of action in the Northern District of Illinois (the "Northern District Action") seeking unspecified damages with respect to the Alleged Violations. We moved to dismiss the Northern District Action on, among other grounds, that it was duplicative of the claims filed in the Chapter 11 proceedings. We also challenged the claims filed in the Chapter 11 proceedings with respect to the Alleged Violations on both substantive and procedural grounds.

     In January 2003, we entered into a Consent Decree with USEPA, pursuant to which, without admitting liability with respect to the Alleged Violations, we agreed (i) to distribute to the USEPA an allowed class 6 unsecured claim in our Chapter 11 proceedings which will be satisfied through the issuance of shares of our common stock out of a litigation reserve established for that purpose in accordance with our plan of reorganization, and (ii) to perform environmental compliance audits at several of our facilities in the Midwest. The Consent Decree with respect to this matter remains subject to a thirty (30 days) public notice and comment before it becomes final.

     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims applicable to our operations. There are presently no other legal proceedings pending against us, which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations. Please refer to Item 3 of our most recent Annual Report on Form 10-K for a description of the litigation in which we are currently involved.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     See Exhibit Index

(B) REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the quarter ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          METAL MANAGEMENT, INC.

                                          By: /s/ ALBERT A. COZZI
                                            ------------------------------------
                                            Albert A. Cozzi
                                            Chairman of the
                                            Board, and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

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

                                          Date: February 14, 2003

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ ALBERT A. COZZI
                                          --------------------------------------
                                          Albert A. Cozzi
                                          Chairman of the Board and
                                          Chief Executive Officer

                                          Date: February 14, 2003

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ ROBERT C. LARRY
                                          --------------------------------------
                                          Robert C. Larry
                                          Executive Vice President, Finance and
                                          Chief
                                          Financial Officer

                                          Date: February 14, 2003

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX

NUMBER AND DESCRIPTION OF EXHIBIT

 2.1    Disclosure Statement with respect to First Amended Joint
        Plan of Reorganization of Metal Management, Inc. and its
        Subsidiary Debtors, dated May 4, 2001 (incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
 3.1 Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 29, 2001 (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
 3.2 Amended and Restated By-Laws of the Company adopted as of June 29, 2001 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended
        March 31, 2001).
10.1    Employment Agreement, dated February 12, 2003 between Alan
        D. Ratner and the Company.
10.2    Metal Management, Inc. 2002 Incentive Stock Plan
        (incorporated by reference to Exhibit 99.1 of the Company's
        Registration Statement on Form S-8, filed on October 24,
        2002).
99.1    Certification of Chief Executive Officer pursuant to 18 USC
        27 Section 1350 as adopted pursuant to Section 906 of The
        Sarbanes-Oxley Act of 2002.
99.2    Certification of Chief Financial Officer pursuant to 18 USC
        29 Section 1350 as adopted pursuant to Section 906 of The
        Sarbanes-Oxley Act of 2002.