Form 10-K
period 2003-03-31
METAL MANAGEMENT INC
filed 2003-06-03
CIK 795665

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 0-14836
                            ------------------------

                             METAL MANAGEMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                                        94-2835068
          (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

                       500 NORTH DEARBORN ST., SUITE 405,
                               CHICAGO, IL 60610
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 645-0700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
               SERIES A WARRANTS (EXPIRATION DATE JUNE 29, 2006)
                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of September 30, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $21.0 million.

     As of May 14, 2003, the registrant had 10,152,631 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     We expect to file a definitive proxy statement no later than July 29, 2003. Portions of such proxy statement are incorporated by reference into Part III of this annual report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             METAL MANAGEMENT, INC.
               FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2003
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
          PART I
Item 1:   Business....................................................    1
Item 2:   Properties..................................................   14
Item 3:   Legal Proceedings...........................................   16
Item 4:   Submission of Matters to a Vote of Security Holders.........   17
                                    PART II
Item 5:   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   18
Item 6:   Selected Financial Data.....................................   19
Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   21
Item 7A:  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   37
Item 8:   Financial Statements and Supplementary Data.................   38
Item 9:   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   38
                                    PART III
Item 10:  Directors and Executive Officers of the Registrant..........   39
Item 11:  Executive Compensation......................................   39
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   39
Item 13:  Certain Relationships and Related Transactions..............   39
Item 14:  Controls and Procedures.....................................   39
Item 15:  Principal Accountant Fees and Services......................   40
                                    PART IV
Item 16:  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   41
          Signatures..................................................   42
          Certifications..............................................   43
          Exhibit Index...............................................   45

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are one of the largest full-service metals recyclers in the United States, with recycling facilities located in 13 states. We enjoy leadership positions in many major metropolitan markets, including Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix, Salt Lake City, Toledo and Tucson. We have a 28.5% equity ownership position in Southern Recycling, L.L.C. ("Southern"), one of the largest scrap metals recyclers in the Gulf Coast region. Our operations primarily involve the collection and processing of ferrous and non-ferrous metals. We collect industrial scrap metal and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our customers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters and metal brokers. In addition to buying, processing and selling ferrous and non-ferrous scrap metals, we are periodically retained as demolition contractors in certain of our large metropolitan markets in which we dismantle obsolete machinery, buildings and other structures containing metal and, in the process, collect both the ferrous and non-ferrous metals from these sources. At certain of our locations adjacent to commercial waterways, we provide stevedoring services. We also operate a bus dismantling business combined with a bus replacement parts business at our Northeast operations.

     We believe that we provide one of the most comprehensive product offerings of both ferrous and non-ferrous scrap metals. Our ferrous products primarily include shredded, sheared, cold briquetted, bundled scrap metal, and other purchased scrap metal, such as turnings, cast and broken furnace iron. We also process non-ferrous metals, including aluminum, copper, stainless steel, brass, titanium and high-temperature alloys, using similar techniques and through application of our proprietary technologies.

     We have achieved a leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. In making acquisitions, we have focused on major metropolitan markets where prime industrial and obsolete scrap metals (automobiles, appliances and industrial equipment) are readily available and from where we believe we can better serve our customer base. In pursuing this strategy, we acquired certain large regional companies to serve as platforms into which subsequent acquisitions would be integrated. We believe that through the integration of our acquired businesses, we have enhanced our competitive position and profitability of the operations because of broader distribution channels, improved managerial and financial resources, enhanced purchasing power and increased economies of scale.

RECENT DEVELOPMENTS

     On May 23, 2003, we amended our $115 million credit agreement to extend the maturity date to June 7, 2004. We paid a fee of approximately $0.3 million for this amendment.

     On January 30, 2003, we announced that we received a subpoena requesting that we provide documents to a grand jury that is investigating scrap metal purchasing practices in the four state region of Ohio, Illinois, Indiana and Michigan. We are fully cooperating with the subpoena and the grand jury's investigation. To date, we have incurred approximately $0.2 million of legal fees associated with responding to the subpoena. We are not able at this preliminary stage to determine future legal costs or other costs to be incurred by us in responding to such subpoena or other impact to us of such investigation.

     In October 2002, we acquired certain assets of a scrap metals recycling company for $3.3 million in cash (including transaction costs). This represented the first acquisition made by us in over three years and, consistent with our strategy, the acquisition was a "tuck-in" into one of our existing platforms. Although we have no other significant pending acquisitions, we may choose to pursue other acquisitions in the future. We believe that as a result of our improved financial results and liquidity, we are well positioned to take advantage of future acquisition opportunities, if they become available on reasonable terms.

     In March 2002, the United States federal government ("U.S.") determined that it would impose tariffs on imports of steel in response to surging steel imports that caused many U.S. steel mills to file for bankruptcy protection. The tariffs apply to steel imports from many countries and the tariffs range from 8% to 30%. The tariffs are staged in over three years. The tariffs vary by product category based on the extent of the damage caused by import surges to different segments of the steel industry. Generally, the tariffs decline over the three-year term of the new trade laws. The tariffs are expected to provide temporary relief to U.S. steel producers and encourage both additional production of steel in the U.S. and in the longer term cause a restructuring of the steel industry from a global supply perspective both domestically and globally. In response to the U.S. tariffs, the European Union imposed similar tariffs on imported steel products.

     We believe that many of our domestic customers may benefit during the term of the tariffs and produce greater amounts of steel domestically. As a result, we believe that the tariffs may result in an increased demand for scrap metals in order to produce more steel in the U.S. It is uncertain however, if domestic production of steel is increased as a consequence of the tariffs, whether U.S. steel producers will seek to purchase the incremental raw material requirements from domestic processors of scrap metals or from other international markets. Additionally, domestic steel producers may choose to increase their consumption of scrap substitutes such as pig iron or other scrap substitutes to satisfy any incremental raw material requirements.

INTEGRATION AND BRANDING INITIATIVES

     We continue to integrate our operations to take advantage of operational efficiencies and cost savings. By way of example, we have consolidated many of our administrative efforts including sales and marketing, accounting, transportation, procurement of services and employee benefits. Through our integration efforts, we are also standardizing the reporting systems and business practices of our operations so that we are better able to evaluate operating performance. Although we believe that cost savings from the elimination of redundant functions has been an important benefit of consolidation, we hope to realize additional cost benefits from the implementation of our best management practices across the country. Additionally, a component of our integration strategies includes the development of national account and branding programs.

     We believe that our strategy of creating brand awareness for the Metal Management name will help create awareness among our customers of the size and geographic scope of our operations and the breadth of our product offerings. We believe this will benefit us as our customers consolidate their supplier base to create purchasing efficiencies.

INDUSTRY OVERVIEW

     According to the Institute of Scrap Recycling Industries, the scrap metals recycling industry is a $20 billion industry. According to the U.S. Geological Survey, an estimated 72 million metric tons of steel was recycled in steel mills and foundries in 2002. Although significant consolidation has occurred in the scrap metals industry during the past several years, the scrap metals industry remains highly fragmented. We believe the scrap metals industry is comprised of more than 3,000 independent metals recyclers. Many of these companies are family-owned and operate only in local or regional markets. We believe that no single scrap metals recycler has a significant share of the domestic market, although certain recyclers may have significant shares of their local or regional markets.

  Ferrous Scrap Industry

     Ferrous scrap, used in most steel making processes, is the primary raw material for mini-mill steel producers that utilize electric arc furnace, or EAF, technology. Ferrous scrap is also utilized in the production of steel by integrated steel producers although to a lesser degree than EAF producers. Ferrous scrap sells as a commodity in international markets which are affected by varying economic conditions, fluctuating currencies, and the availability of ocean-going vessels and their related costs. By way of example, in calendar 2001, there was an increase in scrap imports by the U.S. from Europe and reduced export opportunities for scrap metals from the United States as a result of a strong U.S. dollar. In calendar 2002, the scrap export opportunities increased as a result of, among other factors, the weakening U.S. dollar. Additionally, demand for processed ferrous scrap is highly dependent on the overall strength of the domestic steel industry, particularly production utilizing EAF technology. Weak industry conditions caused declines in both pricing and demand for ferrous scrap from mid-1998 to 2001. As a consequence of improved levels of steel production in the U.S. coupled with robust export markets for ferrous scrap, our ferrous metals business has improved. However, ferrous prices can fluctuate greatly from month to month affecting our results.

     Much of the growth in the scrap metals industry in recent years has occurred as a result of the proliferation of mini-mill steel producers which utilize EAF technology. According to the U.S. Geological Survey, EAF production as a percentage of total domestic steel production has increased from 38% in 1991 to 51% in 2002. We expect that EAF processors will increase their market share prospectively. We believe that as a large, reliable supplier of scrap metals, we are well positioned to benefit from the growth in steel market share associated with EAF production.

     The growth in EAF production in recent years has been fueled, in part, by the historically low prices of prepared ferrous scrap and faster conversion time to process, which gives EAF producers a product cost advantage over integrated steel producers. Integrated steel producers operate blast furnaces, the primary raw material feedstock of which are coke and iron ore. If the price of ferrous scrap metals were to significantly increase, EAF operators may evaluate alternatives to prepared steel scrap, such as pre-reduced iron pellets or pig iron, to supply their EAF operations. We do not believe that these alternatives to ferrous scrap will replace ferrous scrap in EAF operations, but may be used as a supplemental feedstock thereby allowing EAF operators to utilize lower grades of prepared scrap.

     Due to its low price-to-weight ratio, raw ferrous scrap is generally purchased locally from industrial companies, demolition firms, railroads, scrap dealers, peddlers, auto wreckers, and various other sources, typically in the form of automobile hulks, appliances and plate and structural steel. Ferrous scrap prices are local and regional in nature, however, where there are overlapping regional markets, the prices do not tend to differ significantly between the regions due to the ability of companies to ship scrap from one region to another. The most significant limitation on the size of the geographic market for ferrous scrap is the transportation cost. Therefore, large volume scrap processing facilities are typically located on or near key modes of transportation, such as railways and waterways.

  Non-Ferrous Scrap Industry

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

     Secondary smelters, utilizing processed non-ferrous scrap as raw material, can produce non-ferrous metals at a lower cost than primary smelters producing such metals from ore. This is due to the significant savings in energy consumption, environmental compliance, and labor costs enjoyed by the secondary smelters. These cost advantages, and the long lead-time necessary to construct new non-ferrous primary smelting facilities, have historically resulted in sustained demand and strong prices for processed non-ferrous scrap during periods of high demand for finished non-ferrous metal products.

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

  Ferrous Operations

     Ferrous Scrap Purchasing. We purchase ferrous scrap from two primary sources: (i) manufacturers who generate steel and iron, known as prompt or industrial scrap; and (ii) scrap dealers, peddlers, auto wreckers, demolition firms, railroads and others who generate steel and iron scrap, known as obsolete scrap. In addition to these sources, we purchase, at auction, furnace iron from integrated steel mills and obsolete steel and iron from government and large industrial accounts. Market demand and the composition, quality, size, and weight of the materials are the primary factors that determine prices.

     Ferrous Scrap Processing. We prepare ferrous scrap metal for resale through a variety of methods including sorting, shredding, shearing, cutting, baling, briquetting or breaking. We produce a number of differently sized and shaped products depending upon customer specifications and market demand.

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

          Shredding. Obsolete consumer scrap such as automobiles, home appliances and other consumer goods, as well as certain light gauge industrial scrap, is processed in our shredding operation. These items are fed into a shredder that quickly breaks the scrap into fist-size pieces of ferrous metal. The shredding process uses magnets and other technologies to separate ferrous, non-ferrous and non-metallic materials. The ferrous material is sold to our customers, including mini-mills. We recover non-ferrous metals as a by-product from the shredding process that we refer to as Zorba. Zorba is sold through monthly auctions to customers that sort and recover intrinsic metals from the Zorba. The non-metallic by-product of the shredding operations, referred to as "shredder fluff," is disposed of in third-party landfills.

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

     Ferrous Scrap Sales. We sell processed ferrous scrap to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers whom aggregate materials for other large users. Most of our customers purchase processed ferrous scrap according to a negotiated spot sales contract which establishes the quantity purchased for the month. The price we charge for ferrous scrap depends upon market demand, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of transportation to the end-user. We believe our profitability may be enhanced by our offering a broad product line to our customers. Our ferrous scrap sales are accomplished through a monthly sales program managed nationally. We believe that our coordinated ferrous marketing initiatives will allow us to be a uniquely capable supplier of scrap as we are able to fill larger quantity orders due to our ability to secure large amounts of raw materials.

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

     A number of factors can influence the continued availability of non-ferrous scrap such as the level of manufacturing activity and the quality of our supplier relationships. Consistent with industry practice, we have certain long-standing supply relationships which generally are not the subject of written agreements.

     Non-Ferrous Scrap Processing. We prepare non-ferrous scrap metals, principally stainless steel, copper and aluminum, for resale by sorting, shearing, cutting, chopping or baling.

          Sorting. Our sorting operations separate non-ferrous scrap by using conveyor systems and front-end loaders. In addition, many non-ferrous metals are sorted and identified by using grinders, hand torches, eddy current separation systems and spectrometers. Our ability to identify metallurgical composition is critical to maximizing high margins and profitability. Due to the high value of many non-ferrous metals, we can afford to utilize more labor-intensive sorting techniques than are employed in our ferrous operations. We sort non-ferrous scrap for further processing according to type, grade, size and chemical composition. Throughout the sorting process, we determine whether the material requires further processing before being sold.

          Copper. Copper scrap may be processed in several ways. We process copper scrap predominantly by using a wire chopping line which grinds the wire into small pellets. During chopping operations, the plastic casing of the wire is separated from the copper using a variety of techniques. In addition to wire chopping, we process copper scrap by baling and other repacking methods to meet customer specifications.

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

SEASONALITY AND OTHER CONDITIONS

     Our operations can be adversely affected by protracted periods of inclement weather or reduced levels of industrial production, which may reduce the volume of material processed at our facilities. In addition, periodic maintenance shutdowns or labor disruptions at our larger customers may have an adverse impact on our operations. Our business generally experiences seasonal slowness in the months of July and December, as customers tend to reduce production and inventories.

EMPLOYEES

     At March 31, 2003, we had 1,471 employees, 729 of whom were covered by collective bargaining agreements. A strike or work stoppage could impact our ability to operate if we were unable to negotiate new agreements with our represented employees. Also, our profitability could be adversely affected if increased costs associated with any future contracts are not recoverable through productivity improvements, price increases or cost reductions. We believe that we have good relations with our employees.

CAPITAL EXPENDITURES

     The scrap metals recycling business is capital intensive. In fiscal 2003, we invested approximately $8.5 million for replacement of equipment and expansion of our operations. We currently expect to spend between $12 million and $16 million in capital expenditures including those to improve environmental control systems during fiscal 2004.

SIGNIFICANT CUSTOMERS

     In fiscal 2003, our 10 largest customers represented approximately 41% of consolidated net sales. These customers comprised approximately 49% of consolidated accounts receivable at March 31, 2003. Sales to The David J. Joseph Company, our largest customer and an agent for Nucor Corporation and certain other mills, represented approximately 15% of our consolidated net sales in fiscal 2003. The loss of any one of our significant customers could have a material adverse effect on our results of operations and financial condition.

     We historically have not experienced material losses from the noncollection of accounts receivables. However, from April 2000 to March 2002, weak market conditions in the steel sector led to bankruptcy filings by certain of our customers including, but not limited to, LTV Steel Company, Inc. and Northwestern Steel and Wire Company. These bankruptcy filings by our customers resulted in uncollected receivables of approximately $8 million.

EXPORT SALES

     In fiscal 2003, export sales represented approximately 14% of consolidated net sales. At March 31, 2003, receivables from foreign customers represented approximately 3% of consolidated accounts receivable.

COMPETITION

     The markets for scrap metals are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. With regard to the purchase of raw scrap, we compete with numerous independent recyclers, as well as smaller scrap companies engaged only in collecting industrial scrap. Successful procurement of materials is determined primarily by the price offered by the purchaser for the raw scrap and the proximity of the processing facility to the source of the raw scrap. With regard to the sale of processed scrap, we compete in a global market. Competition for sales of processed scrap is based primarily on the price and quality of the scrap metals, as well as the level of service provided in terms of reliability and timing of delivery. We believe that our ability to process substantial volumes, deliver a broad product line to consumers, collect and sell scrap in regional, national and international markets, and to provide other value-added services to our customers gives us a competitive advantage.

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

BACKLOG

     The processing time for scrap metals is generally short which permits us to fill orders for most of our products in time periods of generally less than thirty days. Accordingly, we do not consider backlog to be material to our business.

PATENTS AND TRADEMARKS

     Although our subsidiaries and we own certain patents and trademarks, we do not believe that our business is dependent on these intellectual property rights and the loss of any patent or trademark or the use thereof would not be material to our business.

CHAPTER 11 FILING AND EMERGENCE

     On November 20, 2000 (the "Petition Date"), we filed voluntary petitions (Case Nos. 00-4303 -- 00-4331 (SLR)) under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). From November 20, 2000 to June 29, 2001, we operated our businesses as debtors-in-possession. These bankruptcy proceedings are referred to herein as the "Chapter 11 proceedings."

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

     In connection with our emergence from bankruptcy, we reflected the terms of the Plan in our audited consolidated financial statements by adopting fresh-start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under fresh-start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments were recorded in our audited consolidated financial statements as of June 30, 2001. As used in this report, the term "Predecessor Company" refers to our operations for periods prior to the Effective Date, while the term "Reorganized Company" refers to our operations for periods after the Effective Date.

AVAILABLE INFORMATION

     We make available, free of charge, through our website, among other things, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission. These reports can be obtained by accessing our website at www.mtlm.com. Please note that our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered a part of this report.

                                  RISK FACTORS

     Set forth below are risks that we believe are material to our business operations. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.

  We are highly leveraged.

     As of March 31, 2003, we had $89.6 million of debt outstanding. Subject to certain restrictions, exceptions and financial tests set forth in certain of our debt instruments (see Risk Factor "Our indebtedness contains covenants that restrict our ability to engage in certain transactions"), we may incur additional indebtedness in the future. The degree to which we are leveraged could have important negative consequences to the holders of our securities, including the following:

     - a substantial portion of our cash flow from operations will be needed to pay debt service and will not be available to fund future operations;

     - our ability to obtain additional future financing for acquisitions, capital expenditures, working capital or general corporate purposes could be limited;

     - we have increased vulnerability to adverse general economic and metals recycling industry conditions; and

     - we are vulnerable to higher interest rates because interest expense on borrowings under our $115 million credit agreement due June 7, 2004 (the "Credit Agreement") are based on interest rates equal to a base rate that is variable.

     Our business may not generate sufficient cash flow from operations and future working capital borrowings may not be available in an amount sufficient to enable us to service our indebtedness, or make necessary capital expenditures.

  Our Credit Agreement and Junior Secured Notes become due in June 2004 and we may be unable to find replacement financing.

     Our Credit Agreement expires on June 7, 2004. Our 12 3/4%, $31.5 million secured notes (the "Junior Secured Notes") mature on June 15, 2004. In order for us to repay our obligations under the Junior Secured Notes, we will be required to either obtain alternative financing or renew or extend our Credit Agreement. Although we expect to be able to renew the Credit Agreement prior to June 2004, there is no assurance that this will be the case. If we cannot renew our Credit Agreement, we may be required to seek alternative financing for our working capital needs and to retire the Junior Secured Notes. The terms on which we may be able to obtain replacement financing may not be as favorable as under the Credit Agreement or the Junior Secured Notes which could increase borrowing costs, result in adverse changes to covenants, and may cause dilution to holders of our common stock. If we are not able to extend or renew our Credit Agreement and cannot obtain alternative financing, we will not be able to generate sufficient cash flows from operations to satisfy all of our obligations as they mature in fiscal 2005.

  Our indebtedness contains covenants that restrict our ability to engage in certain transactions.

     Our Credit Agreement and the indenture governing our Junior Secured Notes contain covenants that, among other things, restrict our ability to:

     - incur additional indebtedness;

     - pay dividends;

     - prepay subordinated indebtedness;

     - dispose of some types of assets;

     - make capital expenditures;

     - create liens and make acquisitions; and

     - engage in some fundamental corporate transactions.

     Under our Credit Agreement, we are required to satisfy specified financial covenants, including an interest coverage ratio of 2.10 to 1.00 and a leverage ratio of 4.25 to 1.00 (each for the twelve month period ending each fiscal quarter).

     Although we expect to be able to achieve these financial covenants, our ability to comply with these covenants may be affected by general economic conditions, industry conditions, and other events beyond our control. Our breach of any of these covenants could result in a default under our Credit Agreement. In the event of a default, the lenders could elect to declare all amounts borrowed under our Credit Agreement, together with accrued interest, to be due and payable. In addition, a default under the indenture governing our Junior Secured Notes would constitute a default under our Credit Agreement and possibly other instruments governing our other indebtedness.

     The indenture governing our Junior Secured Notes contains restrictions on our ability to incur additional indebtedness, subject to certain exceptions, unless we meet a fixed charge coverage ratio of 2.0 to 1.0 for the immediately preceding four calendar quarters. Our ability to incur additional indebtedness to maintain necessary levels of liquidity may be limited.

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

  The metals recycling industry is highly cyclical and export markets can be volatile.

     The operating results of the scrap metals recycling industry in general, and our operations specifically are highly cyclical in nature. They tend to reflect and be amplified by general economic conditions, both domestically and internationally. Historically, in periods of national recession or periods of slowing economic growth, the operations of scrap metals recycling companies have been materially and adversely affected. For example, during recessions or periods of slowing economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum. This leads to significant fluctuations in demand and pricing for our products. Economic downturns in the national and international economy would likely materially and adversely affect our results of operations and financial condition. Our ability to withstand significant economic downturns in the future will depend in part on our level of capital and liquidity.

     Our business may also be adversely affected by increases in steel imports into the United States which will generally have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals. Additionally, our business could be negatively affected by strengthening in the U.S.

dollar. For example, beginning in July 1998, the domestic steel industry and, in turn, the metals recycling industry suffered a dramatic and precipitous collapse, resulting in a significant decline in the price and demand for scrap metals. The decline in the steel and scrap metal sectors was the result, in large part, of the increase in steel imports flowing into the United States during the last six months of 1998 and our results of operations were adversely impacted by reduced steel production in the United States during fiscal 1999. Export markets, including Asia and in particular China, are important to us. Weakness in economic conditions in Asia and in particular slowing growth in China could negatively affect us.

     During fiscal 2001, our business was adversely affected by slowing economies and a strong U.S. dollar. The slowing domestic economy caused operating rates at U.S. steel producers to decline. Consequently, our unit sales declined and precluded us from generating sufficient margins to cover our fixed charges, causing substantial losses. The strong dollar not only precluded us from exporting scrap metal, but also served as a mechanism that attracted scrap metal to the United States from other countries which further depressed prices for our products in the U.S.

     During most of fiscal 2002, our business was negatively affected by our bankruptcy, the recession in the U.S. and a slowdown in industrial production. In January 2002, our ferrous business began to demonstrate a recovery and has remained strong through fiscal 2003. Ferrous markets improved as a result of increased demand from domestic and international steel mills. However, the slowdown in industrial production has impacted our purchases of industrial scrap which also limits sales and profitability.

     While ferrous markets improved in fiscal 2003, our non-ferrous business, including stainless steel, wire chopping and high-temperature alloy businesses, still continues to be weak. Stainless steel and hi-temperature alloy markets are still impacted by a slow-down in the aerospace business (after the events of September 11, 2001). Our wire chopping business continues to experience weak margins due to competition for buying copper in the U.S. from China. Chinese companies are able to process copper at much lower costs than domestic wire choppers. As a consequence of that condition, in December 2001, we exited our wire-chopping business in California. We are currently operating one wire-chopping line in Birmingham, Alabama.

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

     Because of the heavy industrial activities conducted at our facilities, there exists a risk of injury or death to our employees or other visitors of our operations, notwithstanding the safety precautions we take. During fiscal 2001 through fiscal 2003, two accidental employee deaths occurred through transportation related accidents and a number of other serious accidental injuries have occurred at our facilities. Our operations are subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration ("OSHA"). We, or our Predecessor Company, have been fined in regard to some of these incidents. While we have in place policies to minimize such risks, we may nevertheless be unable to avoid material liabilities for any employee death or injury that may occur in the future and these types of incidents may have a material adverse effect on our financial condition.

  We may not be able to negotiate future labor contracts on favorable terms.

     Approximately half of our active employees are represented by various labor unions, including the Teamsters Union and the United Steelworkers of America Union. As our agreements with those unions expire, we may not be able to negotiate extensions or replacements on terms favorable to us, or at all, or avoid strikes, lockouts or other labor actions from time to time. We cannot assure you that new labor agreements will be reached with our unions as those labor contracts expire. Any labor action resulting from the failure to reach an agreement with one of our unions may have a material adverse effect on our operations.

  The loss of any member of our senior management team or a significant number of our managers could have a material adverse effect on our operations.

     Our operations depend heavily on the skills and efforts of our senior management team, including Albert A. Cozzi, our Vice-Chairman and Chief Executive Officer, Michael W. Tryon, our President and Chief Operating Officer, and five other employees which constitute our Executive Management Committee. In addition, we rely substantially on the experience of the management of our subsidiaries with regard to day-to-day operations. While we have employment agreements with Messrs. Cozzi and Tryon and certain other members of our management team, we may nevertheless be unable to retain the services of any of those individuals. The loss of any member of our senior management team or a significant number of managers could have a material adverse effect on our operations.

  The profitability of our scrap recycling operations depends, in part, on the availability of an adequate source of supply.

     We acquire our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low industry prices, suppliers may elect to hold scrap waiting for higher prices. If a substantial number of scrap suppliers cease selling scrap metals to us, we would be unable to recycle metals at desired levels and our results of operations or financial condition would be materially and adversely affected. In addition, the slowdown of industrial production in the U.S. has reduced the supply of industrial grades of scrap.

  The concentration of our customers and our exposure to credit risk could have a material adverse effect on our results of operations or financial condition.

     Sales to our ten largest customers represented approximately 41% of consolidated net sales in fiscal 2003. Accounts receivable balances from these customers comprised approximately 49% of consolidated accounts receivable at March 31, 2003. Sales in fiscal 2003 to The David J. Joseph Company represented approximately 15% of consolidated net sales. The loss of any of our significant customers or our inability to collect accounts receivables would negatively impact our revenues and profitability.

  The loss of export sales could adversely affect our results of operations or financial condition.

     Export sales accounted for 14% of consolidated net sales in fiscal 2003. Risks associated with our export business includes, among other factors, political and economic instability, economic conditions in the world's economies including potential effects associated with severe acute respiratory syndrome, changes in legal and regulatory requirements, the value of the U.S. dollar (variations to which will impact the amount and volume of export sales), and collection risks in some cases (such as Mexican steel mills where we extend open credit).

Any of these factors could result in lower export sales which may materially adversely affect our results of operations and financial condition.

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

     During the weakening cycle for the steel business evident in fiscal 2001, there were bankruptcies filed by many large steel producers. In particular, our results were adversely affected by the bankruptcies of LTV Steel Company, Inc. and Northwestern Steel and Wire Company. From April 2000 to March 2002, bankruptcy filings by our customers resulted in uncollected receivables of approximately $8 million. While we have made significant efforts to improve the monitoring of credit exposure to our customers, we may experience further losses, as conditions in the metals sector generally remain weak.

  A significant increase in the use of scrap metals alternatives by current consumers of processed scrap metals could reduce demand for our products.

     During periods of high demand for scrap metals, tightness can develop in the supply and demand balance for ferrous scrap. The relative scarcity of ferrous scrap, particularly the "cleaner" grades, and its high price during such periods have created opportunities for producers of alternatives to scrap metals, such as pig iron and direct reduced iron pellets. Although these alternatives have not been a major factor in the industry to date, we cannot assure you that the use of alternatives to scrap metals may not proliferate in the future if the prices for scrap metals rise or if the levels of available unprepared ferrous scrap decrease.

  Our defined benefit pension plans are underfunded.

     We currently maintain four defined benefit pension plans which cover various categories of employees and retirees. Our obligations to make contributions to fund benefit obligations under these plans are based on actuarial valuations which are based on certain assumptions, including the long-term return on plan assets and interest rates. Due to declining equity markets that have caused negative returns in our pension plan assets, and the low interest rate environment, our defined benefit pension plans are underfunded by $3.9 million at March 31, 2003. As a result, we will have to make additional contributions in the foreseeable future until our defined benefit pensions are funded in accordance with ERISA guidelines. This will negatively impact our cash flow and results of operations.

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

     We believe that our subsidiaries and we are currently in material compliance with applicable statutes and regulations governing the protection of human health and the environment, including employee health and safety. We can give you no assurance, however, that our subsidiaries and we will continue to be in compliance, avoid material fines, penalties and expenses associated with compliance issues in the future.

     The nature of our business and previous operations by others at facilities owned or operated by us expose us to risks of claims under environmental laws and regulations, especially for the remediation of soil or groundwater contamination. We can give you no assurance, however, that we can avoid making material expenditures for remedial activities with regard to sites owned or operated by our subsidiaries or us.

     Environmental statutes and regulations have changed rapidly in recent years, and it is possible that we will be subject to even more stringent environmental standards in the future. For these reasons, we cannot predict future capital expenditures for pollution control equipment with accuracy. However, we expect that environmental standards will become increasingly more stringent and that the expenditures necessary to comply with those heightened standards will correspondingly increase.

     We are required to obtain, and must comply with, various permits and licenses to conduct our operations. Violations of any permit or license, if not remedied, could result in our incurring substantial fines, suspension of operations or closure of a site. Further, our operations are conducted primarily outdoors and as such, depending on the nature of the ground cover, involve the risk of releases of regulated materials to the soil and, possibly, to groundwater. From time to time, as part of our continuous improvement programs, we incur costs to improve environmental control systems. By way of example, we may decide to install water pollution control equipment at our North Haven, Connecticut facility to address certain concerns raised by the Connecticut Department of the Environment in the lawsuit filed by that agency, which is discussed below in Item 3 -- Legal Proceedings.

     Because the scrap metals recycling industry has the potential for discharging regulated materials into the environment, we believe that in any given year, a significant portion of our capital expenditures may be related, directly or indirectly, to pollution control or environmental remediation. Nevertheless, expenditures for environmentally-related capital improvements were not material in fiscal 2003 nor are they currently expected to be significant in fiscal 2004. However, for the reasons explained above, there can be no assurance that this will continue to be the case in the future.

     We lack environmental impairment insurance. In general, we do not carry environmental impairment liability insurance because the cost of the premiums outweighs the benefit of coverage. If we or one or more of our subsidiaries were to incur significant liability for environmental damage, such as a claim for soil or groundwater remediation, not covered by environmental impairment insurance, our results of operations and financial condition could be materially and adversely affected.

     There are risks associated with certain by-products of our operations. Our scrap metals recycling operations produce significant amounts of wastes. For example, certain of our subsidiaries operate shredders for which the primary feed materials are automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hulk consists of material, referred to as automobile shredder residue ("ASR") which remains after the segregation of ferrous and saleable non-ferrous metals. State and federal environmental regulations require that we test ASR before disposing of it off-site in permitted landfills. We endeavor to remove hazardous contaminants from the feed material prior to shredding to reduce the possibility that the ASR could be classified as a hazardous waste thereby causing us to incur significantly higher waste handling and disposal charges. We can give no assurance, however, that such hazardous contaminants will be successfully removed or that the higher charges will be avoided.

     Pre-transaction reviews and environmental assessments of our operating sites conducted by independent environmental consulting firms have revealed that some soil, surface water and/or groundwater contamination, including various metals, arsenic, petrochemical byproducts, waste oils, polychlorinated biphenyls and volatile organic compounds, is present at certain of our operating sites. Based on our review of these reports, we believe that it is likely that contamination at varying levels may exist at some of our sites, and we anticipate that some of our sites could require investigation, monitoring and remediation in the future. Moreover, the costs of such remediation could be material. The existence of contamination at some of our facilities could adversely effect our ability to sell our properties, and, will generally require us to incur significant costs to take advantage of selling opportunities.

     We are currently undertaking investigation or remediation at two sites. At one of our MTLM-Midwest yard operations, during the removal of underground storage tanks used to fuel our vehicles, we discovered soil contamination. We are removing the contaminated soil, and our current reserve includes an amount for this cleanup.

     We typically make cash outlays as we incur the actual costs or capital expenditures relating to the remediation of environmental liabilities at sites that we own or operate. In this regard, we have established an overall reserve of $0.2 million at March 31, 2003 for environmental remediation liabilities that have been identified and quantified.

     We may have potential Superfund liability. Certain of our subsidiaries receive from, time to time, notices from the United States Environmental Protection Agency ("USEPA") that these companies and numerous other parties are considered potentially responsible parties and may be obligated under Superfund, or similar state regulatory schemes, to pay a portion of the cost of remedial investigation, feasibility studies and, ultimately, remediation to correct alleged releases of hazardous substances at various third party sites. Superfund may impose joint and several liability for the costs of remedial investigations and actions on the entities that arranged for disposal of certain wastes, the waste transporters that selected the disposal sites, and the owners and operators of these sites. Responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal, or ownership of the disposal site.

     Although recent amendments to the Superfund law have limited the exposure of scrap metal recyclers under Superfund for sales of recyclable material, we can provide no assurance that we will not become liable in the future for significant costs associated with the investigation and remediation of Superfund sites. The only Superfund site in which we are currently involved as a potentially responsible party is the Jack's Creek Superfund site in Pennsylvania. As part of the Chapter 11 proceedings, we agreed to pay the Jack's Creek PRP Group approximately $153,000 (of which only approximately $77,000 remains to be paid) to resolve our involvement in this Superfund site.

  Our Predecessor Company has a history of significant losses.

     From fiscal 1996 to 2001, the Predecessor Company incurred annual pre-tax losses. At June 29, 2001, prior to the application of fresh-start reporting, the Predecessor Company had an accumulated deficit of $477.7 million. Although this accumulated deficit was eliminated effective June 30, 2001, we cannot assure you that we will not incur losses in the future.

  Our common stock has a limited trading history on Nasdaq.

     On March 7, 2003, our common stock began trading on the Nasdaq SmallCap Market. Prior to then, our common stock traded on the OTC Bulletin Board where there was a very limited trading market. Although a limited trading market has developed for our common stock, it may be subject to disruptions that will make it difficult or impossible for the holders of our common stock to sell shares at a time or a price they would like, and they may be unable to sell them at all. Additionally, in recent years, the stock market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced declines that have not necessarily been related to the operating performance or prospects of such companies.

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

     The following table sets forth information regarding our principal properties:

                                                                                     APPROXIMATE   LEASED/
LOCATION                                           OPERATIONS                        SQUARE FEET    OWNED
--------                                           ----------                        -----------   -------
Metal Management, Inc.
  500 N. Dearborn St., Chicago, IL...............  Corporate Office                      21,000    Leased
Metal Management Aerospace, Inc.
  500 Flatbush Ave., Hartford, CT................  Office/Processing                  1,481,040    Leased
Metal Management Alabama, Inc.
  2020 Vanderbilt Rd., Birmingham, AL............  Office/Shear/Granulator            1,150,073     Owned
Metal Management Arizona, L.L.C.
  3640 S. 35th Ave., Phoenix, AZ.................  Office/Shear/Shredder/Baler        1,121,670    Leased
  1525 W. Miracle Mile, Tucson, AZ...............  Shredder/Shear                       513,569     Owned
Metal Management Connecticut, Inc.
  234 Universal Dr., North Haven, CT.............  Office/Shredder/Baler/Shear        1,089,000     Owned
Metal Management Indiana, Inc.
  3601 Canal St., East Chicago, IN...............  Maintenance/Balers(2)/Shear          588,784     Owned
Metal Management Memphis, L.L.C.
  540 Weakley St., Memphis, TN...................  Office/Maintenance                   178,596     Owned
  526 Weakley St., Memphis, TN...................  Warehouse/Baler/Shear/Shredder       768,616     Owned
  1270 N. Seventh St., Memphis, TN...............  Warehouse/Baler                      351,399     Owned
Metal Management Midwest, Inc.
  2305 S. Paulina St., Chicago, IL...............  Maintenance/Shredder                 392,040     Owned
  2500 S. Paulina St., Chicago, IL...............  Office/Warehouse/Shear               168,255     Owned
  2425 S. Wood St., Chicago, IL..................  Office/Warehouse/Baler               103,226     Owned
  2451 S. Wood St., Chicago, IL..................  Office/Maintenance                   178,596     Owned
  350 N. Artesian Ave., Chicago, IL..............  Office/Maintenance/Shredder          348,480     Owned
  1509 W. Cortland St., Chicago, IL..............  Office/Baler                         162,540     Owned
  1831 N. Elston Ave., Chicago, IL...............  Warehouse                             35,695     Owned
  26th and Paulina Streets, Chicago, IL..........  Office/Maintenance/Baler/Crusher     323,848     Owned
  9331 S. Ewing Ave., Chicago, IL................  Office/Maintenance/Shredder          293,087     Owned
  3200 E. 96th St., Chicago, IL..................  Office/Maintenance/Eddy Current      364,969     Owned
                                                   Separation System
  3151 S. California Ave., Chicago, IL...........  Office/Maintenance/Shredder          513,500    Leased
  1000 N. Washington, Kankakee, IL...............  Office/Maintenance/Warehouse         217,800     Owned
  564 N. Entrance Ave., Kankakee, IL.............  Office/Warehouse                     206,910     Owned
  1201 W. 138(th) St., Riverdale, IL.............  Office/Warehouse/Dismantling           9,000    Leased
  320 Railroad St., Joliet, IL...................  Feeder Yard/Stevedoring               43,760    Leased
  12701 S. Doty Ave., Chicago, IL................  Shear/Iron Breaking                  784,080    Leased
Metal Management Mississippi, L.L.C.
  120-121 Apache Dr., Jackson, MS................  Office/Processing                     74,052     Owned
Metal Management Northeast, Inc.
  Foot of Hawkins St., Newark, NJ................  Office/Baler/Shear                   382,846     Owned
  252-254 Doremus Ave., Newark, NJ...............  Shredder/Processing                  384,000     Owned
  Port of Newark, Newark, NJ.....................  Barge & Ship                         839,414    Leased
                                                   Terminal/Stevedoring
  303 Doremus Ave., Newark, NJ...................  Bus Dismantling                      270,100    Leased

                                                                                     APPROXIMATE   LEASED/
LOCATION                                           OPERATIONS                        SQUARE FEET    OWNED
--------                                           ----------                        -----------   -------
Metal Management Ohio, Inc.
  Rte. 281 East, Defiance, OH....................  Office/Maintenance/Briquetting     3,267,000     Owned
  2535 Hill Ave., Toledo, OH.....................  Office/Feeder Yard                   122,000     Owned
  4431 W. 130th St., Cleveland, OH...............  Office/Iron Breaking               2,178,000    Leased
Metal Management Pittsburgh, Inc.
  2045 Lincoln Blvd, Elizabeth, PA...............  Office/Processing/Warehouse          423,054     Owned
  77 E. Railroad St., Monongahela, PA............  Office/Warehouse/Baler/Shear         174,240     Owned
Metal Management Stainless & Alloy, Inc.
  6660 S. Nashville Ave., Bedford Park, IL.......  Office/Warehouse/Baler               304,223     Owned
Metal Management West, Inc.
  5601 York St., Denver, CO......................  Office/Shredder                      392,040     Owned
  3260 W. 500 South St., Salt Lake City, UT......  Office/Shredder                      435,600     Owned
  2690 East Las Vegas St., Colorado Springs,       Feeder Yard                          522,720     Owned
    CO...........................................
Metal Management Houston/Proler Southwest Inc.
  90 Hirsch Rd., Houston, TX.....................  Office/Warehouse/Processing          378,972     Owned
  15-21 Japhet, Houston, TX......................  Terminal/Shear                     1,960,200    Leased
  1102 Navigation Blvd, Freeport, TX.............  Feeder Yard                          352,400    Leased

     We believe that our facilities are suitable for their present and intended purposes and that we have adequate capacity for our current levels of operation.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims applicable to our operations. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our results of operations or financial condition. We are involved in the litigation as described below.

  Connecticut DEP v. Metal Management Connecticut, Inc. ("MTLM-Connecticut")

     On July 1, 1998, our subsidiary MTLM-Connecticut acquired the scrap metal recycling assets of Joseph A. Schiavone Corp. (formerly known as Michael Schiavone & Sons, Inc.). The acquired assets include real property in North Haven, Connecticut upon which our scrap metal recycling operations are currently performed (the "North Haven Facility"). The owner of Joseph A. Schiavone Corp. was Michael Schiavone ("Schiavone").

     On March 31, 2003, the Connecticut DEP filed suit against Joseph A. Schiavone Corp., Schiavone, and MTLM-Connecticut in the Superior Court of the State of Connecticut -- Judicial District of Hartford. The suit alleges, among other things, that the North Haven Facility discharged and continues to discharge contaminants, including oily material, into the environment and has failed to comply with the terms of certain permits and other filing requirements. The suit seeks injunctions to restrict us from maintaining discharges and to require us to remediate the facility. The suit also seeks civil penalties from all of the defendants in accordance with Connecticut environmental statutes. At this stage, we are not able to predict our potential liability in connection with this action or any required investigation and/or remediation. We believe that we have meritorious defenses to certain of the claims asserted against us in the suit and intend to vigorously defend ourselves against the claims. In addition, we believe that we are entitled to indemnification from Joseph A. Schiavone Corp. and Schiavone for some or all of the obligations and liabilities that may be imposed on us in connection with this matter under the various agreements governing our purchase of the North Haven Facility from Joseph A. Schiavone Corp. We cannot provide assurances that Joseph A. Schiavone Corp. and Schiavone will have sufficient resources to fund any or all indemnifiable claims that we may assert.

  USEPA v. Metal Management Midwest, Inc. ("MTLM-Midwest")

     Our subsidiary, MTLM-Midwest, operates seven facilities in the Chicago area (the "MMMI Facilities") which were the subject of a series of inspections and document requests in the mid-1990s by, among other agencies, the United States Environmental Protection Agency ("USEPA") pursuant to the so-called Greater Chicagoland Initiative to perform multimedia and multi-agency inspections of scrap yards in the Chicago Area (the "USEPA Initiative"). As a result of the USEPA Initiative, USEPA alleged that certain of the MMMI Facilities had violated certain provisions of the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Oil Pollution Standards and the Toxic Substances Control Act (collectively, the "Alleged Violations"). In the summer of 2001, USEPA filed proofs of claims in our Chapter 11 proceedings and a cause of action in the U.S. District Court for the Northern District of Illinois (the "Northern District Action") seeking a penalty of between $25,000 and $27,500 per day for each alleged violation. We moved to dismiss the Northern District Action on, among other grounds, that it was duplicative of the claims filed in the Chapter 11 proceedings. We also challenged the claims filed in the Chapter 11 proceedings with respect to the Alleged Violations on both substantive and procedural grounds.

     In January 2003, we entered into a Consent Decree with USEPA, pursuant to which, without admitting liability with respect to the Alleged Violations, we agreed (i) to distribute to USEPA an allowed class 6 unsecured claim in our Chapter 11 proceedings which will be satisfied through the issuance of shares of our common stock out of a litigation reserve established for that purpose in accordance with our plan of reorganization, and (ii) to perform environmental compliance audits at several of our MMMI facilities. The shares issuable to the USEPA in the Consent Decree are included as a component of the 9,900,000 shares of common stock allocated in the Plan to Class 6 Creditors. The Consent Decree with respect to this matter remains subject to a thirty (30 days) public notice (through June 8, 2003) and comment before it becomes final.

  Chapter 11 Bankruptcy Filing

     On November 20, 2000, we filed voluntary petitions (Case Nos. 00-4303-00-4331 (SLR)) under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). We emerged from bankruptcy on June 29, 2001. On September 17, 2002, a Final Decree Motion was approved by the Bankruptcy Court, which officially closed our Chapter 11 proceedings.

  Department of Justice Subpoena

     In January 2003, we received a subpoena requesting that we provide documents to a grand jury that is investigating scrap metal purchasing practices in the four state region of Ohio, Illinois, Indiana and Michigan. We have advised the government that we intend to cooperate fully with the subpoena and the grand jury's investigation. To date, we have incurred approximately $0.2 million of legal fees associated with responding to the subpoena. We are not able at this preliminary stage to determine future legal costs or other costs to be incurred by us in responding to such subpoena or other impact to us of such investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the fourth quarter of fiscal 2003.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     On March 7, 2003, our common stock commenced trading on the Nasdaq SmallCap Market under the symbol "MTLM." From November 19, 2001 to March 6, 2003, our common stock traded on the OTC Bulletin Board under the symbol "MLMG." Although we emerged from bankruptcy on June 29, 2001, distributions of common stock pursuant to the Plan were not made until October 2001 and trading of our common stock did not occur until November 19, 2001. The common stock of the Predecessor Company was listed on the Nasdaq SmallCap Market until December 28, 2000. From December 28, 2000 to July 3, 2001, the common stock of the Predecessor Company traded on the OTC Bulletin Board under the symbol "MTLMQ."

     The following table sets forth the high and low bid information for our common stock for the periods indicated. They reflect inter-dealer prices, without retail mark-up, mark-down or commission.

                                                                HIGH      LOW
                                                                -----    -----
FISCAL YEAR ENDED MARCH 31, 2003
Fourth Quarter..............................................    $8.03    $3.95
Third Quarter...............................................     4.05     3.35
Second Quarter..............................................     4.15     3.05
First Quarter...............................................     4.05     1.50

NINE MONTHS ENDED MARCH 31, 2002
Fourth Quarter..............................................    $2.50    $1.00
Third Quarter...............................................     2.75     1.25
Second Quarter..............................................      n/a      n/a

THREE MONTHS ENDED JUNE 30, 2001
First Quarter (Predecessor Company).........................    $0.07    $0.02

     As of May 14, 2003, we had 1,394 registered shareholders based on our transfer agent's records. On May 14, 2003, the closing price per share of our common stock as reported on the Nasdaq SmallCap Market was $9.57 per share.

     Neither the Predecessor Company nor we have paid any cash dividends since August 31, 1995. We presently have no intention of paying dividends in the foreseeable future and intend to utilize our cash for business operations. In addition, we are restricted from paying cash dividends under our debt agreements, including the Credit Agreement and the Junior Secured Notes. Under the Credit Agreement, we are precluded from paying dividends without lender approval.

     We did not make any unregistered sales of our common stock during fiscal 2003.

 ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for each of the three years in the period ended March 31, 2001, the three months ended June 30, 2001, the nine months ended March 31, 2002 and the year ended March 31, 2003 are derived from our or our Predecessor Company's audited consolidated financial statements. The information presented below should be read in conjunction with the consolidated financial statements and the related notes included in this report and the section called "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data presented below is not necessarily indicative of the future results of our operations or financial performance.

     We adopted fresh-start reporting in connection with our emergence from bankruptcy. Under fresh-start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been recorded in our consolidated financial statements as of June 30, 2001. Since fresh-start reporting materially affects the comparability of the amounts previously recorded in our Predecessor Company's consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence financial data.

                                                   PREDECESSOR COMPANY               |       REORGANIZED COMPANY
                                     ----------------------------------------------- | -------------------------------
                                          YEARS ENDED MARCH 31,        THREE MONTHS  |  NINE MONTHS
                                     -------------------------------       ENDED     |     ENDED          YEAR ENDED
                                       1999       2000       2001      JUNE 30, 2001 | MARCH 31, 2002   MARCH 31, 2003
                                     --------   --------   ---------   ------------- | --------------   --------------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)      |
                                                                                     |
STATEMENT OF OPERATIONS DATA:                                                        |
Net sales.........................   $805,274   $915,140   $ 766,591     $166,268    |    $464,795         $770,009
Gross profit......................     65,213    109,985      61,874       17,052    |      55,615          105,141
General and administrative                                                           |
  expenses........................     56,348     55,021      56,312       11,686    |      34,237           50,544
Depreciation and amortization.....     25,634     27,167      23,341        4,718    |      13,673           17,533
Goodwill impairment charge(a).....         --         --     280,132           --    |          --               --
Non-cash and non-recurring expense                                                   |
  (income)(b).....................     16,196      5,014       6,399        1,941    |       3,944             (695)
Operating income (loss) from                                                         |
  continuing operations...........    (32,965)    22,783    (304,310)      (1,293)   |       3,761           37,759
Interest expense..................     31,332     38,043      34,159        5,169    |       9,450           11,129
Reorganization costs..............         --         --      15,632       10,347    |         457               --
Income (loss) from continuing                                                        |
  operations before cumulative                                                       |
  effect of change in accounting                                                     |
  principle and extraordinary                                                        |
  items(c)........................    (47,034)   (12,294)   (365,322)     (16,754)   |      (6,083)          20,142
Gain on sale of discontinued                                                         |
  operations, net of tax..........        117        376          --           --    |          --               --
Cumulative effect of change in                                                       |
  accounting principle............         --         --          --         (358)   |          --               --
Extraordinary gain (charge), net                                                     |
  of tax(d).......................       (938)        --          --      145,711    |          --              359
Preferred stock dividends(e)......      1,815      2,021         295           --    |          --               --
Net income (loss).................   $(49,670)  $(13,939)  $(365,617)    $128,599    |    $ (6,083)        $ 20,501
Income (loss) from continuing                                                        |
  operations before cumulative                                                       |
  effect of change in accounting                                                     |
  principle and extraordinary                                                        |
  items per share:                                                                   |
  Basic...........................   $  (1.22)  $  (0.27)  $   (6.18)    $  (0.27)   |    $  (0.60)        $   1.98
  Diluted.........................   $  (1.22)  $  (0.27)  $   (6.18)    $  (0.27)   |    $  (0.60)        $   1.95
Cash dividends per common share...   $   0.00   $   0.00   $    0.00     $   0.00    |    $   0.00         $   0.00
Weighted average shares                                                              |
  outstanding.....................     40,139     54,333      59,131       61,731    |      10,120           10,162
Weighted average diluted shares                                                      |
  outstanding.....................     40,139     54,333      59,131       61,731    |      10,120           10,371

                                                     PREDECESSOR COMPANY         |      REORGANIZED COMPANY
                                               --------------------------------  | ------------------------------
                                                          MARCH 31,              |                 MARCH 31,
                                               --------------------------------  | JUNE 30,    ------------------
                                                1999        2000        2001     |   2001       2002       2003
                                               -------    --------    ---------  | --------    -------    -------
                                                                                 |
BALANCE SHEET DATA:                                                              |
Working capital............................    $85,894    $140,433    $  77,072  | $ 54,694    $52,474    $47,534
Total assets...............................    667,736     710,980      284,792  |  289,518    257,108    248,651
Liabilities subject to compromise..........         --          --      220,234  |       --         --         --
Total debt (including current                                                    |
  maturities)(f)...........................    335,462     384,710      152,977  |  148,435    133,960     89,610
Convertible preferred stock................     19,997       6,277        5,915  |       --         --         --
Common stockholders' equity (deficit)......    219,207     215,857     (149,172) |   65,000     59,487     78,282

---------------
(a) During the third quarter of fiscal 2001, the Predecessor Company changed its method of assessing goodwill impairment and recorded a $280.1 million charge to write-off all unamortized goodwill and intangibles.

(b) Non-cash and non-recurring expense (income) consist of the following items (in thousands):

                                             PREDECESSOR COMPANY               |       REORGANIZED COMPANY
                                 --------------------------------------------  | --------------------------------
                                    YEARS ENDED MARCH 31,           THREE      |  NINE MONTHS
                                 ---------------------------    MONTHS ENDED   |     ENDED           YEAR ENDED
                                  1999       2000      2001     JUNE 30, 2001  | MARCH 31, 2002    MARCH 31, 2003
                                 -------    ------    ------    -------------  | --------------    --------------
                                                                               |
Non-cash warrant compensation                                                  |
  income.....................    $(6,776)   $    0    $    0       $    0      |     $    0            $   0
Impairment of long-lived and                                                   |
  other assets...............     17,983      (210)    5,828        1,941      |      3,944             (695)
Severance, facility closure                                                    |
  charges and other..........      1,776     5,224       571            0      |          0                0
Merger related costs.........      3,213         0         0            0      |          0                0
                                 -------    ------    ------       ------      |     ------            -----
                                 $16,196    $5,014    $6,399       $1,941      |     $3,944            $(695)
                                 =======    ======    ======       ======      |     ======            =====

---------------
(c) Fiscal 2003 includes $3.3 million of gains recognized on the sale of two parcels of redundant real estate.

(d) The extraordinary charge incurred in fiscal 1999 relates to prepayment penalties, fees, and other costs incurred to refinance debt, net of related income tax benefit. The extraordinary gain recognized during the three months ended June 30, 2001 relates to the discharge of indebtedness in accordance with the Plan. The extraordinary gain recognized during fiscal 2003 relates to the purchase of $2.4 million par amount of Junior Secured Notes for $1.8 million in cash. Income taxes of $0.2 million were recorded against the extraordinary gain. In accordance with SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections," in fiscal 2004 these amounts will be reclassified to other income in our statement of operations.

(e) Fiscal 2000 includes $1.2 million in special dividends paid in connection with the redemption of $5.0 million principal amount of Series A and Series B convertible preferred stock.

(f) Total debt at March 31, 2001 excludes $182.9 million of debt classified within liabilities subject to compromise.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-K which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. See "Risk Factors" included in Part I, Item 1 of this report for a discussion of the factors that could have a significant impact on our financial condition or results of operations.

     The purpose of the following discussion is to facilitate the understanding and assessment of significant changes and trends related to our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part IV, Item 16 of this report.

GENERAL

     We are one of the largest full-service metals recyclers in the United States, with recycling facilities located in 13 states. We enjoy leadership positions in many major metropolitan markets, including Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix, Salt Lake City, Toledo and Tucson. We have a 28.5% equity ownership position in Southern Recycling, L.L.C. ("Southern"), one of the largest scrap metals recyclers in the Gulf Coast region. Our operations primarily involve the collection and processing of ferrous and non-ferrous metals. We collect industrial scrap metal and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our customers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters and metal brokers. In addition to buying, processing and selling ferrous and non-ferrous scrap metals, we are periodically retained as demolition contractors in certain of our large metropolitan markets in which we dismantle obsolete machinery, buildings and other structures containing metal and, in the process, collect both the ferrous and non-ferrous metals from these sources. At certain of our locations adjacent to commercial waterways, we provide stevedoring services. We also operate a bus dismantling business combined with a bus replacement parts business at our Northeast operations.

     We believe that we provide one of the most comprehensive product offerings of both ferrous and non-ferrous scrap metals. Our ferrous products primarily include shredded, sheared, cold briquetted, bundled scrap metal, and other purchased scrap metal, such as turnings, cast and broken furnace iron. We also process non-ferrous metals, including aluminum, copper, stainless steel, brass, titanium and high-temperature alloys, using similar techniques and through application of our proprietary technologies.

     We have achieved a leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. In making acquisitions, we have focused on major metropolitan markets where prime industrial and obsolete scrap metals (automobiles, appliances and industrial equipment) are readily available and from where we believe we can better serve our customer base. In pursuing this strategy, we acquired certain large regional companies to serve as platforms into which subsequent acquisitions would be integrated. We believe that through the integration of our acquired businesses, we have enhanced our competitive position and profitability of the operations because of broader distribution channels, improved managerial and financial resources, enhanced purchasing power and increased economies of scale.

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

     On May 4, 2001, in furtherance of an agreement we had reached with holders of a significant percentage of our Predecessor Company's pre-petition debt prior to the initiation of the Chapter 11 proceedings, we filed a amended joint plan of reorganization (the "Plan") pursuant to Chapter 11 of the Bankruptcy Code. The Plan was confirmed by the Bankruptcy Court and became effective on June 29, 2001 (the "Effective Date"). On September 17, 2002, a Final Decree Motion was approved by the Bankruptcy Court, which officially closed our Chapter 11 proceedings.

     As used in this report, the term "Predecessor Company" refers to the Company and its operations for periods prior to the Effective Date, while the term "Reorganized Company" refers to the Company and its operations for periods after that date.

     The following is a summary of certain material provisions of the Plan and should be read together with the entire Plan in order to understand all of the terms of the Plan. The Plan, which is Exhibit A to our Disclosure Statement, has been filed as an exhibit to this report and is incorporated by reference herein. The Plan provided for, among other things, the following:

     - Junior Secured Note Claims -- the holders of the Predecessor Company's $30 million par amount, 12 3/4% junior secured notes due June 15, 2004 received new junior secured notes (the "Junior Secured Notes") aggregating $34.0 million.

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

     - Impaired Unsecured Claims ("Class 6 Claims") -- the holders of the Predecessor Company's $180 million par amount, 10% senior subordinated notes due May 2008 (the "Subordinated Notes") and the holders of the Predecessor Company's general trade claims who elected (or were otherwise deemed under the Plan to have elected) to be treated as an allowed Class 6 Claim, received a total of 9,900,000 shares of common stock of the Reorganized Company. The total amount of Class 6 Claims aggregated approximately $211.9 million.

     - Preferred Stockholder and Common Stockholder Claims ("Equity
       Claims") -- the holders of the Predecessor Company's convertible preferred stock received their pro-rata share of 7,300 shares of common stock of the Reorganized Company and warrants (designated as "Series A Warrants") to purchase 54,750 shares of common stock of the Reorganized Company. The holders of the Predecessor Company's common stock received their pro-rata share of 92,700 shares of common stock of the Reorganized Company and Series A Warrants to purchase 692,750 shares of common stock of the Reorganized Company. The Series A Warrants are immediately exercisable at an exercise price equal to $21.19 per share.

     - Pursuant to the Management Equity Incentive Plan that was approved under the Plan, we issued, to certain employees, warrants to purchase 987,500 shares of common stock at an exercise price of $6.50 per share (designated as "Series B Warrants") and warrants to purchase 500,000 shares of common stock at an exercise price of $12.00 per share (designated as "Series C Warrants").

     As of June 30, 2001, we adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under fresh-start reporting, the reorganization fair value was allocated to our assets; the Predecessor Company's accumulated deficit, Series B and Series C convertible preferred stock, common stock, warrants, options, and Subordinated Notes were eliminated; and equity in the Reorganized Company was recorded.

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

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

  Accounts receivable and allowance for uncollectible accounts receivable

     Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $1.0 million and $2.4 million at March 31, 2003 and 2002, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

     As indicated in the section entitled "Risk Factors -- The loss of any significant customers could adversely affect our results of operations or financial condition," general weakness in the steel and metals sectors over the last few years has led to bankruptcy filings by many of our customers which have caused us to recognize additional allowances for uncollectible accounts receivable. While we believe our allowance for uncollectible accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings.

  Inventory

     Our inventories primarily consist of ferrous and non-ferrous scrap metals and are valued at the lower of average purchased cost or market. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. As indicated in the section entitled "Risk Factors -- Prices of commodities we own may be volatile," we are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to rapidly turn our inventories.

  Valuation of long-lived assets and goodwill

     We regularly review the carrying value of certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. During the nine months ended March 31, 2002, we recorded an impairment charge of $3.1 million related to a scrap metal operation that we have exited and an impairment charge of $0.8 million related to fixed assets which we abandoned or otherwise intend to sell or dispose of.

     Effective June 30, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires that the goodwill we recorded in connection with fresh-start reporting be reviewed at least annually for impairment based on the fair value method. At March 31, 2003, we determined, based on current industry information and other market information, that no impairment existed.

  Self-Insured Reserves

     We are self-insured for medical claims for most of our employees. Our exposure to medical claims is protected by a stop-loss insurance policy. We record a reserve for reported but unpaid claims and the estimated cost of incurred but not reported ("IBNR") claims. Our estimate is based on a lag estimate calculated by our insurance plan administrator and our historical claims experience. The lag accrual that we establish is based on recent actual claims paid. Effective April 1, 2003, we are self-insuring for workers' compensation claims. We have a stop-loss insurance policy for individual claims that exceed $250,000. In fiscal 2004, we will record an estimate for known claims and for IBNR claims.

  Pension Plans

     Pension benefits are based on formulas that, among other things, reflect the employees' years of service and compensation levels during their employment period. Pension benefit obligations and related expense are actuarially computed based on certain assumptions, including the long-term rate of return on plan assets, the discount rate used to determine the present value of future pension benefits and the rate of compensation increases. Actual results will often differ from actuarial assumptions because of economic and other factors.

     In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the discount rate that we assume is required to reflect the rates of high-quality debt instruments that would provide the future cash flows necessary to pay benefits when they come due. We reduced our discount rate from 7.25% at March 31, 2002 to 6.75% at March 31, 2003 to reflect market interest rate reductions. The effect of a lower discount rate increased the present value of benefit obligations and will increase pension expense in fiscal 2004.

     To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical returns on plan assets. We assumed that long-term returns on pension assets were 9% during fiscal 2003. Based on the negative returns of the stock market and our pension plan assets, we have reduced our expected long-term rate of return assumption in fiscal 2004 to 8%.

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

     At the emergence date, we had available federal net operating loss ("NOL") carryforwards of approximately $112 million, which expire through 2022, and net deferred tax assets (including NOL carryforwards) of approximately $75 million. Under fresh-start reporting, realization of net deferred tax assets that existed as of the emergence date will first reduce goodwill until exhausted and thereafter are reported as additional paid-in-capital. In addition, the use of emergence date net deferred tax assets during fiscal 2003 results in the recognition of income tax expense without the corresponding payment of cash taxes. We have recorded a valuation allowance against the emergence date net deferred tax assets, including NOL carryforwards remaining at March 31, 2003, due to the uncertainty regarding their ultimate realization. Realization is dependent upon generating sufficient future taxable income and the release of the valuation allowance is dependent on our ability to forecast future results. When we are able to demonstrate a pattern of predictable level of profitability and thereby sufficiently reduce the uncertainty relating to the realization of the NOL's, the valuation allowance will be recorded first as a reduction of goodwill and then as an increase to paid-in-capital. See Note 11 to the consolidated financial statements included in Part IV, Item 16 of this report.

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

RESULTS OF OPERATIONS

     In order to provide a meaningful basis of comparing fiscal 2003 to fiscal 2002 and fiscal 2002 to fiscal 2001 for purposes of the following tables and discussion, the operating results of the Reorganized Company for the nine months ended March 31, 2002 have been combined with the operating results of the Predecessor Company for the three months ended June 30, 2001 (collectively referred to as "fiscal 2002"). The combining of reorganized and predecessor periods does not result in a presentation that is in accordance with generally accepted accounting principles, but we believe such results will provide meaningful comparisons for sales, gross profit and general and administrative expenses.

     In fiscal 2003, we acquired one scrap metals recycling business in October 2002. However, the impact of the acquisition was not material to our results of operations. In fiscal 2002, we did not acquire any scrap metals recycling businesses so there was no corresponding effect to our results of operations in that period. While we may acquire scrap metals recycling businesses in the future, we do not expect future acquisitions to be significant in their effect on our consolidated results of operations.

  Fiscal 2003 compared to Fiscal 2002

SALES

     Consolidated net sales for fiscal 2003 and for fiscal 2002 in broad product categories were as follows ($ in millions):

                                                       FISCAL 2003                   FISCAL 2002
                                                --------------------------    --------------------------
                                                            NET                           NET
                                                WEIGHT     SALES       %      WEIGHT     SALES       %
                                                -------    ------    -----    -------    ------    -----
COMMODITY (WEIGHT IN THOUSANDS)
Ferrous metals (tons).......................      4,137    $492.7     64.0      3,938    $374.4     59.3
Non-ferrous metals (lbs.)...................    442,234     205.5     26.7    447,636     200.3     31.7
Brokerage-ferrous (tons)....................        454      54.8      7.1        350      36.6      5.8
Brokerage-nonferrous (lbs.).................     10,688       4.2      0.5     17,083       6.2      1.0
Other.......................................                 12.8      1.7         --      13.6      2.2
                                                           ------    -----               ------    -----
                                                           $770.0    100.0               $631.1    100.0
                                                           ======    =====               ======    =====

     Consolidated net sales increased by $138.9 million (22.0%) to $770.0 million in fiscal 2003 compared to consolidated net sales of $631.1 million in fiscal 2002. The increase in consolidated net sales was primarily due to higher ferrous sales volumes combined with higher average selling prices for ferrous products.

  Ferrous sales

     Ferrous sales increased by $118.3 million (31.6%) to $492.7 million in fiscal 2003 compared to ferrous sales of $374.4 million in fiscal 2002. The increase in ferrous sales was attributable to increased demand and higher selling prices. In fiscal 2003, ferrous sales volumes increased by 199,000 tons (5.1%) and average selling price for ferrous products increased by $24 per ton (25.3%) to approximately $119 per ton as compared to fiscal 2002.

     Demand and pricing for our ferrous scrap was strong both domestically and internationally in fiscal 2003. International demand and pricing was higher due to the weakening U.S. dollar (which makes U.S. scrap more attractive to overseas buyers) and strong demand from China. Demand was also strong from Mexico which is an important market for our facilities in Houston and Arizona. The strong international demand is evident in data released by the U.S. Commerce Department, which shows that U.S. exports of ferrous scrap for calendar 2002 were approximately 9.9 million tons, an increase of 20% from calendar 2002. For the first three months of calendar 2003, U.S. exports of ferrous scrap were 2.9 million tons, an increase of 19.7% from the comparable prior year period.

     Domestic demand and pricing were higher due to increased production by U.S. steel mills attributable, in part, to benefits from Section 201 tariffs. According to data published by the American Iron and Steel Institute, U.S. steel mills operated at an average capacity utilization rate of 89.5% in calendar 2002 compared to 75.1% in calendar 2001. Prior to calendar 2002, the strong U.S. dollar allowed U.S. steel mills to import ferrous scrap from Eastern European countries at lower prices than for ferrous scrap generated domestically, thereby adversely affecting our sales. With the decreased availability of Eastern European scrap and the weakening U.S. dollar, U.S. steel mills purchased more of their ferrous scrap domestically, which has caused ferrous scrap prices to increase since January 2002.

     The increase in selling prices for ferrous scrap is evident in data published by the American Metal Market ("AMM"). According to AMM, the average price for #1 Heavy Melting Steel Scrap -- Chicago (which is a common indicator for ferrous scrap) was approximately $96.71 per ton for fiscal 2003 compared to $73.12 per ton in fiscal 2002.

  Non-ferrous sales

     Non-ferrous sales increased by $5.2 million (2.6%) to $205.5 million in fiscal 2003 compared to non-ferrous sales of $200.3 million in fiscal 2002. The increase was due to higher average selling prices partially offset by lower sales volumes. In fiscal 2003, non-ferrous sales volumes decreased by 5.4 million pounds and average selling price for non-ferrous products increased by approximately $.01 per pound as compared to fiscal 2002. Fiscal 2002 includes sales from our former MacLeod operations in California, which were discontinued in December 2001 and completely ceased operations during June 2002. Prior to its shutdown, MacLeod sold approximately 46 million pounds of non-ferrous metals in fiscal 2002.

     Although sales increased in fiscal 2003, our metal margins on non-ferrous metals have remained consistent as compared to fiscal 2002. Our non-ferrous operations continue to be impacted in both the supply and demand for non-ferrous metals due to weakness in the aerospace and telecommunications industries. The conditions of non-ferrous markets, including our three major products -- aluminum, copper and stainless steel (nickel based metal) -- are generally weak. Prices for certain non-ferrous metals have begun to stabilize and increase, but demand still remains low. Although stainless steel demand showed some improvement in fiscal 2003, many U.S. stainless steel mills have not returned to historic production levels. Our copper sales are being impacted by lower availability of copper scrap, primarily due to increased competition from buyers of copper scrap in China. Aluminum and nickel markets continue to be impacted by the general weakness in the aerospace industry, which was adversely affected by the events of September 11, 2001. Many companies in the aerospace industry have not returned to historical production levels which has impacted our sales.

     Our non-ferrous sales are also impacted by the mix of metals sold. Generally, prices for copper are higher than prices for aluminum and stainless steel. In addition, the amount of high-temperature alloys that we sell (generally from our Aerospace subsidiary) and the selling prices for these metals will impact our non-ferrous sales as prices for these metals are much higher than other non-ferrous metals.

  Brokerage sales

     Brokerage ferrous sales increased by $18.2 million (49.7%) to $54.8 million in fiscal 2003 compared to brokerage ferrous sales of $36.6 million in fiscal 2002. The increase was primarily a result of a $16 per ton increase in average brokerage ferrous selling prices and a 104,000 ton increase in brokered ferrous tons. In fiscal 2003, we expanded our brokerage business at certain operations as a result of strong export demand for ferrous scrap. Demand from domestic customers for obsolete scrap also increased during fiscal 2003. The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap metal are generally associated with higher unit prices.

     Brokerage non-ferrous sales decreased by $2.0 million (32.2%) to $4.2 million in fiscal 2003 compared to brokerage non-ferrous sales of $6.2 million in fiscal 2002. The decrease was due to volume declining by 6.4 million pounds offset by an increase in the average selling price of $0.03 per pound. Margins associated with brokered non-ferrous metals are narrow so variations in this product category are not as significant to us as variations in other product categories.

  Other sales

     Other sales is primarily derived from our stevedoring and bus dismantling operations. In fiscal 2002, our former MacLeod operations, which has been shut down, generated other sales of $2.7 million from the operation of its aluminum can redemption centers. Excluding the effect of the other sales from MacLeod in fiscal 2002, other sales increased by $1.9 million primarily as a result of higher stevedoring sales.

  Gross profit

     Gross profit was $105.1 million (13.7% of sales) in fiscal 2003 compared to gross profit of $72.7 million (11.5% of sales) in fiscal 2002. The improvement in gross profit was due to higher material margins realized on ferrous products sold in fiscal 2003. Our material margins for ferrous products benefited from rising prices throughout fiscal 2003 which more than offset the higher purchase costs associated with ferrous scrap. In addition, increased export sales in fiscal 2003 were also a contributing factor to the increase in gross profit. Export sales are generally at higher prices reflecting the higher cost of freight. Additionally, we realized benefits from higher realization of non-ferrous metals recovered as a by-product from the shredding process ("Zorba") and more attractive prices for Zorba in fiscal 2003.

     Our ferrous plant utilization was more efficient in fiscal 2003 as were able to process more scrap without increasing costs commensurately. Our processing expenses on a per unit basis and as a percentage of sales decreased in fiscal 2003 as compared to fiscal 2002.

  General and administrative expenses

     General and administrative expenses were $50.5 million (6.6% of sales) in fiscal 2003 compared to general and administrative expenses of $45.9 million (7.3% of sales) in fiscal 2002. The increase in fiscal 2003 was mainly a result of $6.2 million of compensation expense recognized pursuant to an incentive compensation plan (the "Incentive Plan"). The Incentive Plan is measured as a return on net assets, and based on our strong performance in fiscal 2003, resulted in the recognition of $6.2 million of expense. The Incentive Plan was administered and approved by the Compensation Committee of our Board of Directors.

     Medical claims expense declined by $1.8 million in fiscal 2003 as a result of improved claims experience among our employees and higher premium contributions by employees in fiscal 2003. Professional fees increased by $1.2 million in fiscal 2003 primarily due to higher legal and accounting fees. Legal fees increased due to our cooperation with a subpoena received from the Department of Justice (see Recent Developments) and due to a decision to outsource all aspects of legal administration. Accounting fees increased primarily due to advisory services required in connection with tax consequences of our restructuring.

  Depreciation and amortization

     Depreciation and amortization expense was $17.5 million (2.3% of sales) in fiscal 2003 compared to depreciation and amortization expense of $18.4 million (2.9% of sales) in fiscal 2002. Approximately $0.3 million of the decrease is due to the elimination of depreciation expense associated with the exit from our MacLeod operations. Depreciation expense has also decreased as we carefully allocated authorization for spending on capital equipment. In addition, we have chosen to replace some of our existing equipment by entering into operating leases, which contain favorable terms (see Liquidity and Capital Resources for further discussion).

  Non-cash and non-recurring expense (income)

     Non-cash and non-recurring expense was $5.9 million in fiscal 2002. We recorded an impairment charge of $3.1 million related to the exit from our former MacLeod operations and an impairment charge of $2.8 million related to fixed assets to be sold or otherwise abandoned. The impairment charge for MacLeod was based on an evaluation of the proceeds that we expected to generate from the liquidation of the assets of MacLeod compared to our investment in MacLeod. We completed our exit from MacLeod during fiscal 2003 and generated $0.7 million of proceeds more than we expected. As a result, we recognized non-cash and non-recurring income of $0.7 million in fiscal 2003.

  Income (loss) from joint ventures

     Income from joint ventures was $3.1 million in fiscal 2003 compared to loss from joint ventures of $0.3 million in fiscal 2002. During fiscal 2003, Southern realized substantial benefits from improved ferrous market conditions including a return to profitability. In addition, Southern strengthened its capitalization by accomplishing a long-term refinancing of its debt during fiscal 2003. As a result, in fiscal 2003, we collected $1.5 million on a note receivable from Southern that we had previously reserved and recognized $1.8 million of our share of income related to our investment in Southern. The note receivable from Southern had been fully reserved in fiscal 2001. The loss from joint ventures in fiscal 2002 represents our share of losses associated with another joint venture in the scrap metals recycling business in which we have a 50% ownership.

  Interest expense

     Interest expense was $11.1 million (1.4% of sales) in fiscal 2003 compared to interest expense of $14.6 million (2.3% of sales) in fiscal 2002. The decrease was a result of lower borrowings and interest rates under our credit facilities. Our average borrowings under our Credit Agreement in fiscal 2003 were approximately $24 million less than our average borrowings under our credit facilities in fiscal 2002.

     Our average interest rate on borrowings under our Credit Agreement in fiscal 2003 was approximately 185 basis points lower than our average interest rate on borrowings under credit facilities in fiscal 2002. This was due to the reduction of the prime rate of interest in November 2002 by 50 basis points and higher base interest rates in fiscal 2002 under our debtor-in-possession credit agreement. Interest expense in fiscal 2002 included three months of interest under our debtor-in-possession credit agreement, which was at higher base interest rates than the Credit Agreement governing our post-emergence bank borrowings.

  Interest and other income

     The major components of this category are interest income and gains and losses from sale of property. In fiscal 2003, we recognized $2.4 million of gains from the sale of fixed assets. We sold two parcels of redundant real estate which resulted in gains of $3.3 million. This was offset by losses on sales and disposals of equipment of $0.9 million. In fiscal 2002, we recognized losses from the sale of fixed assets of $0.2 million.

  Reorganization costs

     In fiscal 2002, we incurred reorganization costs of $10.8 million, which mainly represented professional fees, liabilities for rejected contracts and settlements, fresh-start adjustments and other expenses associated with the Chapter 11 proceedings (see Note 3 to the consolidated financial statements included in Part IV, Item 16 of this report).

  Income taxes

     In fiscal 2003, we recognized income tax expense of $12.5 million resulting in an effective tax rate of 38%. The recognition of income tax expense results from the utilization of Predecessor Company net operating loss carryforwards and other deferred tax assets, which is not offset by a corresponding reversal of the related valuation allowance. Valuation allowance reversals of the Predecessor Company, under generally accepted accounting principles, are recorded first as a reduction in goodwill and then as an increase to paid-in-capital. The effective tax rate differs from the statutory rate primarily due to the impact of state income taxes and the reversal of valuation allowances recorded against the Reorganized Company's deferred tax assets.

  Change in accounting policy

     On April 1, 2001, we adopted SFAS No. 133, "Accounting for Derivatives and Hedges" (as amended). The cumulative effect of adopting SFAS No. 133 resulted in an after-tax decrease in net earnings of $0.4 million in fiscal 2002.

  Extraordinary gain

     In fiscal 2003, we recognized an extraordinary gain, net of tax, of $0.4 million, associated with the repurchase of Junior Secured Notes. In fiscal 2002, we recognized an extraordinary gain of $145.7 million related to the cancellation of the Subordinated Notes and other unsecured claims in the Chapter 11 proceedings (see Notes 4 and 10 to the consolidated financial statements included in Part IV, Item 16 of this report). In accordance with SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections," in fiscal 2004 these amounts will be reclassified to other income in our statement of operations.

  Net income (loss)

     Net income was $20.5 million in fiscal 2003 compared to net income of $122.5 million in fiscal 2002. Net income in fiscal 2002 was primarily a result of a $145.7 million extraordinary gain associated with cancellation of indebtedness in the Chapter 11 proceedings. Net income in fiscal 2003 reflects significant improvement in our operations as a result of higher volumes of ferrous scrap metals sold, greater metal margins, lower interest expense and gains on sale of fixed assets.

  Fiscal 2002 compared to Fiscal 2001

     Our results from operations for fiscal 2002 were impacted much of the year by the weakening economy in the U.S. Consequently, there was a general decline in scrap generated, which reduced inbound scrap to our yards. This dynamic particularly affected the inbound flow of prompt industrial grades of scrap produced by manufacturers. Additionally, the domestic steel industry operated at historically low operating levels during fiscal 2002, producing less tonnage of new steel by comparison to historic averages. This generally reduced the demand for scrap and reduced our unit shipments. In the non-ferrous metals industry, we experienced particular weakness in both the supply and demand for non-ferrous metals due to weakness in the aerospace and telecommunications industries. The tragedies of September 11, 2001 also led to contraction in the supply and demand for aluminum and nickel based metals and high-temperature alloys which are important product categories to our non-ferrous yards.

     However, since January 2002, our ferrous operations improved as a result of improving economic conditions in the U.S., slowing of imports of steel into the U.S. and firming of export markets for scrap. Our non-ferrous operations, including stainless steel, wire chopping and the high-temperature alloy businesses, did not experience a recovery during fiscal 2002.

NET SALES

     Consolidated net sales for fiscal 2002 and for fiscal 2001 in broad product categories were as follows ($ in millions):

                                                       FISCAL 2002                   FISCAL 2001
                                                --------------------------    --------------------------
                                                            NET                           NET
                                                WEIGHT     SALES       %      WEIGHT     SALES       %
                                                -------    ------    -----    -------    ------    -----
COMMODITY (WEIGHT IN THOUSANDS)
Ferrous metals (tons).......................      3,938    $374.4     59.3      4,071    $422.0     55.0
Non-ferrous metals (lbs.)...................    447,636     200.3     31.7    528,150     276.4     36.1
Brokerage--ferrous (tons)...................        350      36.6      5.8        310      32.2      4.2
Brokerage--nonferrous (lbs.)................     17,083       6.2      1.0     38,623      17.1      2.2
Other.......................................         --      13.6      2.2         --      18.9      2.5
                                                           ------    -----               ------    -----
                                                           $631.1    100.0               $766.6    100.0
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

  Non-ferrous sales

     Non-ferrous sales decreased by $76.1 million (27.5%) to $200.3 million in fiscal 2002 compared to non-ferrous sales of $276.4 million in fiscal 2001. The decrease was primarily due to lower unit shipments and lower average selling prices. Since November 2001, demand from the aerospace industry has declined substantially which resulted in lower average selling prices and unit sales for non-ferrous metals including titanium and high-temperature alloys.

  Brokerage sales

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

  General and administrative expenses

     General and administrative expenses were $45.9 million (7.3% of sales) in fiscal 2002 compared to general and administrative expenses of $56.3 million (7.3% of sales) in fiscal 2001. General and administrative expenses declined by $10.4 million (18.5%) during fiscal 2002 from fiscal 2001 mainly due to a reduction in salaries and benefits. Salary expense decreased by $3.8 million (12.4%) as we reduced administrative headcount by 8% and implemented a compensation policy that limited salary increases. In addition, bonus expense decreased by $2.8 million (68.7%) due to poor operating results. Medical claims-related costs decreased by $1.5 million (37.0%) as we increased cost sharing with employees through higher premium contributions. Other cost containment initiatives including a reduction in travel and entertainment expenses (14%) and lower professional fees (31%) also contributed to lower general and administrative expenses in fiscal 2002.

  Depreciation and amortization

     Depreciation and amortization expense was $18.4 million (2.9% of sales) in fiscal 2002 compared to depreciation and amortization expense of $23.3 million (3.0% of sales) in fiscal 2001. The decrease in depreciation and amortization expense was the result of the goodwill impairment charge recorded as of October 1, 2000 which resulted in the elimination of goodwill amortization expense for periods after October 1, 2000. Prior to the goodwill impairment charge, goodwill amortization was approximately $8 million annually. Depreciation expense has remained relatively constant as we operated with the same installed base of equipment in fiscal 2002 and fiscal 2001.

  Goodwill impairment charge

     In fiscal 2001, the Predecessor Company changed its method of accounting for assessing whether an impairment exists in the recorded amount of acquired business unit goodwill and other intangible assets from an undiscounted cash flow method to a fair value method. As a result of applying the fair value method, the Predecessor Company recorded a goodwill impairment charge of $280.1 million in fiscal 2001 (see Note 2 to the consolidated financial statements included in Part IV, Item 16 of this report).

  Non-cash and non-recurring expenses

     Non-cash and non-recurring expense was $5.9 million in fiscal 2002. We recorded an impairment charge of $3.1 million related to one of our operations which we are in the process of exiting and an impairment charge of $2.8 million related to fixed assets which are to be sold or otherwise abandoned. Non-cash and non-recurring expense was $6.4 million in fiscal 2001, which primarily represents asset impairments (see Note 5 to the consolidated financial statements included in Part IV, Item 16 of this report).

  Interest expense

     Interest expense was $14.6 million (2.3% of sales) in fiscal 2002 compared to interest expense of $34.2 million (4.4% of sales) in fiscal 2001. The decrease in interest expense was a result of lower borrowings under credit facilities, lower interest rates on borrowings under credit facilities, and the elimination of interest expense related to unsecured debt after the Petition Date, including but not limited to interest on the Subordinated Notes. Interest on the Subordinated Notes was $1.5 million per month prior to the Petition Date. Borrowings on credit facilities are at variable rates tied to the prime rate of interest, which declined by 475 basis points from January 2001 to March 2002.

  Reorganization costs

     Reorganization costs mainly represent professional fees, liabilities for rejected contracts and settlements, fresh-start adjustments and other expenses associated with the Chapter 11 proceedings (see Note 3 to the consolidated financial statements included in Part IV, Item 16 of this report).

  Income taxes

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

  Extraordinary gain

     We recognized an extraordinary gain of $145.7 million related to the cancellation of our Subordinated Notes and other unsecured claims in the Chapter 11 proceedings (see Note 4 to the consolidated financial statements included in Part IV, Item 16 of this Report).

  Net income (loss)

     Net income was $122.5 million in fiscal 2002 compared to a net loss of $365.6 million in fiscal 2001. The improvement was a result of an extraordinary gain associated with cancellation of indebtedness, lower interest and general and administrative expenses and the elimination of goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     In fiscal 2003, our operating activities generated net cash of $46.3 million compared to $31.2 million in fiscal 2002. In fiscal 2003, cash was provided by net income adjusted for non-cash items of $46.2 million and changes in working capital of $0.1 million. Accounts payable increased by $14.3 million, as we increased purchases of scrap metal and gained more favorable credit terms. This offset increases in accounts receivable ($5.0 million) and inventories ($12.0 million). Due to the utilization of net operating loss carryforwards, cash payments for federal and state income taxes were only $0.6 million.

     We generated $0.2 million in net cash for investing activities in fiscal 2003 compared to a use of $3.3 million in fiscal 2002. In fiscal 2003, purchases of property and equipment were $8.5 million, while we generated $10.6 million of cash from the sale of real estate and redundant fixed assets. We also used $3.3 million of cash to acquire certain assets of a scrap metals recycling company and received a $1.5 million note payment from Southern. In fiscal 2002, purchases of property and equipment were $4.7 million and proceeds from sale of redundant fixed assets were $1.7 million.

     We used $46.5 million in net cash for financing activities in fiscal 2003 compared to $28.5 million in fiscal 2002. Cash generated from operating and investing activities were used primarily to repay borrowings under our Credit Agreement. We paid $2.8 million of fees and expenses associated with our Credit Agreement. In addition, we repurchased $2.4 million par amount of Junior Secured Notes for approximately $1.8 million in cash.

  Indebtedness

     At March 31, 2003, our total indebtedness was $89.6 million, a decrease of $44.4 million from March 31, 2002. Our primary source of financing is our $115 million revolving credit and letter of credit facility (the "Credit Agreement") with Deutsche Bank Trust Company Americas. On May 23, 2003, the Credit Agreement was amended to extend the maturity date to June 7, 2004.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit of $20.3 million as of May 29, 2003, which amortizes by $2.4 million on a quarterly basis and under certain other conditions. A security interest in substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries, has been granted to the agent for the lenders under the Credit Agreement to secure our obligations under the Credit Agreement. The Credit Agreement provides us with the option of borrowing based either on the prime rate (as specified by Deutsche Bank AG, New York Branch) or the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the Credit Agreement, we pay a fee of .375% on the undrawn portion of the credit facility.

     Under our Credit Agreement, we are required to satisfy specified financial covenants, including an interest coverage ratio of 2.10 to 1.00 and a leverage ratio of 4.25 to 1.00 (each for the twelve month period ending each fiscal quarter).

     The Credit Agreement limits our capital expenditures to $16 million each fiscal year. The Credit Agreement also contains restrictions which, among other things, limit our ability to (i) incur additional indebtedness; (ii) pay dividends; (iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on our assets and (viii) other matters customarily restricted in such agreements. We were in compliance with all financial covenants as of March 31, 2003. As of May 29, 2003, we had outstanding borrowings of approximately $70 million under the Credit Agreement and undrawn availability of approximately $41 million.

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

     We also have outstanding $31.5 million of Junior Secured Notes, which mature on June 15, 2004 and bear interest at the rate of 12 3/4% per annum. Interest on the Junior Secured Notes is payable semi-annually during June and December of each year. The Junior Secured Notes are our senior obligations and rank equally in right of payment to all of our unsubordinated debt, including our indebtedness under the Credit Agreement, and senior in right of payment to all of our subordinated debt. A second priority lien on substantially all of our real and personal property and equipment has been pledged as collateral against the Junior Secured Notes.

     In fiscal 2003, we repurchased $2.4 million par amount of Junior Secured Notes for approximately $1.8 million. We used borrowings under our Credit Agreement to repurchase these Junior Secured Notes. Subject to lender approvals required under our Credit Agreement and prevailing market prices for our Junior Secured Notes, we may choose to repurchase additional amounts of Junior Secured Notes in the future.

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

  Future Capital Requirements

     Our Credit Agreement expires on June 7, 2004 and our Junior Secured Notes mature on June 15, 2004. In order for us to extend our Credit Agreement beyond its maturity date, we will be required by our lenders to, among other things, refinance our obligations under our Junior Secured Notes. Since the fall of 2002, we have been in negotiations with various investors to raise capital which would repay, in whole or in part, our obligations under the Junior Secured Notes. Although we have not consummated a transaction as of the date of this report, discussions are still ongoing with certain investors and we intend to explore other opportunities to finalize a transaction prior to the expiration of the Credit Agreement (see the section entitled "Risk Factors -- Our Credit Agreement and Junior Secured Notes become due in June 2004 and we may be unable to find replacement financing"). If we are not able to extend or renew our Credit Agreement and cannot obtain alternative financing, we will not be able to generate sufficient cash flows from operations to satisfy all of our obligations as they mature in fiscal 2005.

     We expect to fund our working capital needs, interest payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by undrawn borrowing availability under the Credit Agreement. Our future cash needs will be driven by working capital requirements (including interest payments on the Junior Secured Notes), planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves.

     Working capital requirements include $6.0 million of cash to be paid in May 2003 for the Incentive Plan and a $2.0 million coupon payment on the Junior Secured Notes. Capital expenditures are planned to be approximately $12 million to $16 million in fiscal 2004, which includes costs to complete the installation of a "Mega" Shredder, that we currently own, at our facility in Phoenix, Arizona. We expect the "Mega" Shredder to be operational by October 2003.

     In addition, due to favorable financing terms made available by equipment manufacturing vendors, we have entered into operating leases for new equipment. Since the beginning of the fiscal year, we have entered into 19 operating leases for equipment which would have cost approximately $5.3 million to purchase. These operating leases are attractive to us since the implied interest rates are lower than interest rates under our credit facilities. We expect to selectively use operating leases for new material handling equipment required by our operations.

     In October 2002, we purchased certain assets of a scrap metals recycling company for $3.3 million in cash (including transaction costs). While we have no significant pending acquisitions, we may choose to consider selective opportunities for acquisitions in the future.

     The Predecessor Company historically financed a part of its operations through the issuance of common stock or convertible preferred stock. Since we emerged from bankruptcy in 2001 and a limited market for our common stock has recently developed, we may elect to issue equity in the future to finance our operations or to reduce debt. The issuance of equity would dilute the ownership of existing shareholders.

     We believe these sources of capital will be sufficient to fund planned capital expenditures, interest payments and working capital requirements for the next twelve months, although there can be no assurance that this will be the case. In addition, the instruments governing the Credit Agreement and the Junior Secured Notes will limit our ability to incur additional debt to fund significant acquisition or expansion opportunities.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

     We do not have any off-balance sheet arrangements that are likely to have a current or future effect on our results of operations, financial condition, or cash flows. We have assumed various financial obligations and commitments in the normal course of our operations and financing activities. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. Refer to Note 13 to our financial statements included in Part IV, Item 16 of this report for a description of our obligations related to guarantees, operating leases and other commitments.

     The following table sets forth our known contractual obligations as of March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                           LESS THAN      ONE TO        THREE TO
                                                TOTAL      ONE YEAR     THREE YEARS    FIVE YEARS    THEREAFTER
                                               --------    ---------    -----------    ----------    ----------
Long-term debt.............................    $ 89,576     $   292      $ 89,046        $  110       $   128
Capital lease obligations..................          34          26             8             0             0
Operating leases...........................      47,706       9,187        12,920         6,552        19,047
Class 5 Claims.............................         950         317           633             0             0
Other contractual obligations..............         884         492           321            71             0
                                               --------     -------      --------        ------       -------
     Total contractual cash obligations....    $139,150     $10,314      $102,928        $6,733       $19,175
                                               ========     =======      ========        ======       =======

  Other commitments

     We are required to make contributions to our defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). However, due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount of pension plan asset returns, we are not able to reasonably estimate the amount of future required contributions beyond fiscal 2004. Our minimum required pension contributions for fiscal 2004 will be approximately $1.2 million.

     We also enter into letters of credit in the ordinary course of operating and financing activities. As of May 29, 2003, we had outstanding letters of credit of $4.0 million which expire in fiscal 2004.

     In November 2001, we amended our lease agreement for land on which we operate a scrap metals recycling facility in Houston, Texas. The lease agreement expires on October 31, 2006 and provides for, among other things, an option for the lessor to sell the land to us beginning on the 22nd month of the lease. We also have an option to purchase the land beginning on the 22nd month of the lease (August 2003). The purchase price for the land is based on the month in which the option is exercised as follows:

                                                              PURCHASE AMOUNT
DATE OF EXERCISE                                              (IN THOUSANDS)
----------------                                              ---------------
Months 22 - 24............................................        $4,000
Months 25 - 48............................................        $4,250
Months 49 - 60............................................        $4,500

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

     In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement addresses, among other items, the classification of gains and losses from extinguishment of debt. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria set forth in APB Opinion No. 30. This statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, the extraordinary gains on the debt extinguishments recognized during the year ended March 31, 2003 and the extraordinary gain on debt discharge recognized by the Predecessor Company during the three months ended June 30, 2001 will be reclassified to other income in our statement of operations.

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

     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which requires certain guarantees to be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and we adopted these requirements for our financial statements included in Part IV, Item 16 of this report. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation."

SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect on reported net income and earnings per share. We adopted the disclosure provisions of SFAS No. 148, however, we have not changed the way we account for stock-based employee compensation.

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. FIN 46 will be applicable to us in the second quarter of fiscal 2004, for interests acquired in variable interest entities prior to February 1, 2003. We do not have any variable interest entities and therefore the adoption of this interpretation will not have any impact on our results of operations or financial condition.

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

COMMODITY PRICE RISK

     We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals which are at times volatile. See the discussion under the section entitled "Risk Factors -- The metals recycling industry is highly cyclical and export markets can be volatile." We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices.

     We employ various strategies to mitigate the risk of fluctuations in the price of non-ferrous metals. None of the instruments employed by us to hedge these risks are entered into for trading purposes or speculation, but instead are affected as hedges of underlying physical transactions and commitments. All hedges are recorded at fair value with adjustments to the fair values recorded in the results of operations.

INTEREST RATE RISK

     We are exposed to interest rate risk on our long-term fixed interest rate indebtedness and on our floating rate borrowings. As of March 31, 2003, long-term fixed borrowings consisted mainly of $31.5 million principal of Junior Secured Notes which bear interest at a fixed rate of 12 3/4%. Changes in interest rates could cause the fair market value of indebtedness with a fixed interest rate to increase or decrease, and thus increase or decrease the amount required to refinance the indebtedness. As of March 31, 2003, variable rate borrowings mainly consisted of outstanding borrowings of $57.2 million under our Credit Agreement. Our borrowings on our Credit Agreement bear interest on either the prime rate of interest or LIBOR plus a margin. Any increase in either base rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Based on our average borrowings under our Credit Agreement in fiscal 2003, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $0.9 million per year, with a corresponding change in cash flows.

FOREIGN CURRENCY RISK

     Although international sales accounted for 14% of our consolidated net sales in fiscal 2003, all of our international sales are denominated in U.S. dollars. We also purchase a small percentage of our raw materials from international vendors and some of these purchases are denominated in local currencies. We do not enter into any foreign currency swaps to mitigate our exposure to fluctuations in the currency rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements are set forth in Part IV, Item 16 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item is incorporated by reference from sections entitled "Proposal No. 1 -- Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than July 29, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this item is incorporated by reference from the section entitled "Executive Compensation," "Option Grants in the Last Fiscal Year," "Option Exercises and fiscal Year-End Values" in our definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than July 29, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this item is incorporated by reference from the sections entitled "Ownership of the Capital Stock of the Company," in our definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than July 29, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in our definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than July 29, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including Albert A. Cozzi, our Vice-Chairman of the Board and Chief Executive Officer (CEO), and Robert C. Larry, our Executive Vice-President, Finance and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our CEO and CFO have concluded that, as of that date, these controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

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

     - our assets are safeguarded against unauthorized or improper use; and

     - our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles in the U.S.

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Not applicable.

                                    PART IV.

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

(1) FINANCIAL STATEMENTS:

                         STATEMENT                            PAGE
                         ---------                            ----
Report of Independent Accountants...........................   F-1
Consolidated Statements of Operations for the year ended
  March 31, 2003, the nine months ended March 31, 2002
  (Reorganized Company), the three months ended June 30,
  2001 and the year ended March 31, 2001 (Predecessor
  Company)..................................................   F-3
Consolidated Balance Sheets at March 31, 2003 and 2002
  (Reorganized Company).....................................   F-4
Consolidated Statements of Cash Flows for the year ended
  March 31, 2003, the nine months ended March 31, 2002
  (Reorganized Company), the three months ended June 30,
  2001 and the year ended March 31, 2001 (Predecessor
  Company)..................................................   F-5
Consolidated Statements of Stockholders' Equity for the year ended March 31, 2003, the nine months ended March 31, 2002
  (Reorganized Company), the three months ended June 30,
  2001 and the year ended March 31, 2001 (Predecessor
  Company)..................................................   F-6
Notes to Consolidated Financial Statements..................   F-7

(2) FINANCIAL STATEMENT SCHEDULES:
Schedule II -- Valuation and Qualifying Accounts for the
  year ended March 31, 2003, the nine months ended March 31,
  2002 (Reorganized Company), the three months ended June
  30, 2001 and the year ended March 31, 2001 (Predecessor
  Company)..................................................  F-33

     Schedules not listed above have been omitted because they are not required or they are inapplicable.

(3) EXHIBITS:

     A list of the exhibits included as part of this report is set forth in the
Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

(b) REPORTS ON FORM 8-K:

     On January 31, 2003, we filed a report on Form 8-K relating to a press release we issued on January 30, 2003 announcing that we had received a subpoena to produce documents before a federal grand jury.

     On February 18, 2003, we filed a report on Form 8-K relating to (a) a press release we issued on February 14, 2003 announcing our earnings for the quarter and nine months ended December 31, 2002 and (b) to a press release issued on February 18, 2003 announcing an extension to our Credit Agreement.

(c) SEE ITEM 16(a)(3) AND SEPARATE EXHIBIT INDEX ATTACHED HERETO.

(d) NOT APPLICABLE.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois on June 2, 2003.

                                          METAL MANAGEMENT, INC.

                                          By:      /s/ ALBERT A. COZZI
                                            ------------------------------------
                                            Albert A. Cozzi
                                            Vice-Chairman of the Board and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 2, 2003.

                      SIGNATURE                                              TITLE
                      ---------                                              -----
                 /s/ ALBERT A. COZZI                     Director, Vice-Chairman of the Board and Chief
-----------------------------------------------------      Executive Officer (Principal Executive
                   Albert A. Cozzi                         Officer)

                /s/ DANIEL W. DIENST                     Chairman of the Board and Director
-----------------------------------------------------
                  Daniel W. Dienst

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

               /s/ KEVIN P. MCGUINNESS                   Director
-----------------------------------------------------
                 Kevin P. McGuinness

                  /s/ AMIT N. PATEL                      Vice President, Finance and Controller
-----------------------------------------------------      (Principal Accounting Officer)
                    Amit N. Patel

                /s/ HAROLD J. ROUSTER                    Director
-----------------------------------------------------
                  Harold J. Rouster

                /s/ MICHAEL W. TRYON                     President and Chief Operating Officer
-----------------------------------------------------
                  Michael W. Tryon

                                 CERTIFICATIONS

I, Albert A. Cozzi, certify that:

1.   I have reviewed this annual report on Form 10-K of Metal Management, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 2, 2003                                /s/ ALBERT A. COZZI
                                          --------------------------------------
                                          Albert A. Cozzi
                                          Vice-Chairman of the Board and
                                          Chief Executive Officer

I, Robert C. Larry, certify that:

1.   I have reviewed this annual report on Form 10-K of Metal Management, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 2, 2003                                /s/ ROBERT C. LARRY
                                          --------------------------------------
                                          Robert C. Larry
                                          Executive Vice President, Finance and
                                          Chief Financial Officer

                             METAL MANAGEMENT, INC.

                                 EXHIBIT INDEX

                  NUMBER AND DESCRIPTION OF EXHIBIT
                  ---------------------------------
 2.1     Disclosure Statement with respect to First Amended Joint
         Plan of Reorganization of Metal Management, Inc. and its
         Subsidiary Debtors, dated May 4, 2001 (incorporated by
         reference to Exhibit 2.1 of the Company's Annual Report on
         Form 10-K for the year ended March 31, 2001).
 3.1     Second Amended and Restated Certificate of Incorporation of
         the Company, as filed with the Secretary of State of the
         State of Delaware on June 29, 2001 (incorporated by
         reference to Exhibit 3.1 of the Company's Annual Report on
         Form 10-K for the year ended March 31, 2001).
 3.2     Amended and Restated By-Laws of the Company adopted as of
         April 29, 2003.
 4.1     $150 million Credit Agreement, dated as of June 29, 2001
         (the "Credit Agreement") by and among the Company and its
         subsidiaries named therein and Bankers Trust Company, as
         Agent and the financial institutions parties thereto
         (incorporated by reference to Exhibit 10.1 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         2001).
 4.2     Amendment No. 1 to the Credit Agreement, dated as of August
         6, 2002 by and among the Company and its subsidiaries named therein and Deutsche Bank Trust Company Americas, as Agent and the financial institutions parties thereto (incorporated by reference to Exhibit 10.1 of the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2002).
 4.3     Amendment No. 2 to the Credit Agreement, dated as of
         February 13, 2003 by and among the Company and its
         subsidiaries named therein and Deutsche Bank Trust Company
         Americas, as Agent and the financial institutions parties
         thereto (incorporated by reference to Exhibit 4.3 of the
         Company's Current Report on Form 8-K dated February 18,
         2003).
 4.4     Amendment No. 3 to the Credit Agreement, dated as of May 23,
         2003 by and among the Company and its subsidiaries named
         therein and Deutsche Bank Trust Company Americas, as Agent and the financial institutions parties thereto (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K dated May 23, 2003).
 4.5     Intercreditor Agreement, dated as of June 29, 2001 between
         Bankers Trust Company, as Agent for the lenders under the
         Credit Agreement, and BNY Midwest Trust Company, as Trustee
         under the Indenture (incorporated by reference to Exhibit
         10.2 of the Company's Annual Report on Form 10-K for the
         year ended March 31, 2001).
10.1     Employment Agreement, dated December 1, 1997 between Albert
         A. Cozzi and the Company (incorporated by reference to
         Exhibit 10.12 of the Company's Current Report on Form 8-K
         dated December 1, 1997).
10.2     Letter Agreement, dated June 7, 2001 and June 13, 2001
         between the Company and Albert A. Cozzi reflecting certain modifications to the Employment Agreement of Albert A. Cozzi
         (incorporated by reference to Exhibit 10.9 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         2001).
10.3     Employment Agreement, dated December 1, 1997 between Frank
         J. Cozzi and the Company (incorporated by reference to
         Exhibit 10.15 of the Company's Current Report on Form 8-K
         dated December 1, 1997).
10.4     Letter Agreement, dated June 7, 2001 and June 13, 2001
         between the Company and Frank J. Cozzi reflecting certain
         modifications to the Employment Agreement of Frank J. Cozzi
         (incorporated by reference to Exhibit 10.10 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         2001).
10.5     Employment Agreement, dated November 30, 1997 between Larry
         S. Snyder, the Company and Cozzi Iron & Metal, Inc.
         (incorporated by reference to Exhibit 10.21 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         1999).

                  NUMBER AND DESCRIPTION OF EXHIBIT
                  ---------------------------------
10.6     Letter Agreement, dated June 7, 2001 and June 13, 2001
         between the Company and Larry S. Snyder reflecting certain modifications to the Employment Agreement of Larry S. Snyder
         (incorporated by reference to Exhibit 10.11 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         2001).
10.7     Employment Agreement, dated April 1, 2000 between Michael W.
         Tryon and the Company (incorporated by reference to Exhibit
         10.15 of the Company Annual Report on Form 10-K for the year ended March 31, 2000).
10.8     Letter Agreement, dated June 7, 2001 and June 13, 2001
         between the Company and Michael W. Tryon reflecting certain modifications to the Employment Agreement of Michael W.
         Tryon (incorporated by reference to Exhibit 10.12 of the
         Company's Annual Report on Form 10-K for the year ended
         March 31, 2001).
10.9     Letter Agreement, dated April 21, 2003 between the Company and Michael W. Tryon reflecting certain modifications to the
         Employment Agreement of Michael W. Tryon.
10.10    Employment Agreement, dated September 1, 2001 between
         William T. Proler and the Company (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form
         10-Q for the period ended December 31, 2001).
10.11    Employment Agreement, dated July 1, 2001 between Robert C.
         Larry and the Company (incorporated by reference to the
         Company's Quarterly Report on Form 10-Q for the quarter
         ended June 30, 2002).
10.12    Employment Agreement, dated February 12, 2003 between Alan
         D. Ratner and the Company (incorporated by reference to
         Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
         for quarter ended December 31, 2002).
10.13    Form of Outside Director Indemnification Agreement
         (incorporated by reference to Exhibit 10.8 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         2001).
10.14    Series A Warrant Agreement, dated June 29, 2001 by and among
         Metal Management, Inc. and LaSalle Bank National
         Association, as Warrant Agent (incorporated by reference to
         Exhibit 4.1 of the Company's Annual Report on Form 10-K for
         the year ended March 31, 2001).
10.15    Form of Series B Warrant Agreement (incorporated by
         reference to Exhibit 4.3 of the Company's Annual Report on
         Form 10-K for the year ended March 31, 2001).
10.16    Form of Series C Warrant Agreement (incorporated by
         reference to Exhibit 4.4 of the Company's Annual Report on
         Form 10-K for the year ended March 31, 2001).
10.17    Amended and Restated Indenture, dated as of June 29, 2001, among the Company and BNY Midwest Trust Company
         (incorporated by reference to Exhibit 4.5 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         2001).
10.18    Metal Management, Inc. Management Equity Incentive Plan
         (incorporated by reference to Exhibit 4.2 of the Company's
         Annual Report on Form 10-K for the year ended March 31,
         2001).
10.19    Metal Management, Inc. 2002 Incentive Stock Plan
         (incorporated by reference to Exhibit 99.1 of the Company's
         Registration Statement on Form S-8, filed on October 24,
         2002).
21.1     Subsidiaries of the Company.
23.1     Consent of Independent Accountants.
99.1     Certification of Albert A. Cozzi under Section 906 of the
         Sarbanes-Oxley Act.
99.2     Certification of Robert C. Larry under Section 906 of the
         Sarbanes-Oxley Act.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Metal Management, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 16(a)(1) on page 41 present fairly, in all material respects, the financial position of Metal Management, Inc. and its subsidiaries (the "Reorganized Company") at March 31, 2003 and 2002, and the results of their operations and their cash flows for year ended March 31, 2003 and the nine months ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Reorganized Company financial statement schedule as of March 31, 2003 and 2002, and for year ended March 31, 2003 and the nine months ended March 31, 2002 listed in the accompanying index under Item 16(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Reorganized Company consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Reorganized Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1, 3, and 4, the consolidated financial statements of the Reorganized Company have been prepared in conformity with fresh start accounting provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and accordingly are not comparable with any prior periods presented.

     As discussed in Note 10, the Reorganized Company's credit facility expires on June 7, 2004. Additionally, the Reorganized Company's Junior Secured Notes mature on June 15, 2004.

     As discussed in Note 9, the Reorganized Company changed its method of accounting for goodwill and intangible assets effective June 30, 2001.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
June 2, 2003

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Metal Management, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 16(a)(1) on page 41 present fairly, in all material respects, the results of operations and cash flows of Metal Management, Inc. and its subsidiaries (the "Predecessor Company") for year ended March 31, 2001 and the three months ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Predecessor Company financial statement schedule for year ended March 31, 2001 and the three months ended June 30, 2001 listed in the accompanying index under Item 16(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Predecessor Company consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Predecessor Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Notes 1, 3 and 4, the Predecessor Company filed for relief under Chapter 11 of the United States Bankruptcy Code in November 2000 and emerged from bankruptcy proceedings On June 29, 2001. Upon emergence from bankruptcy, the consolidated financial statements of the Predecessor Company are presented in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

     As discussed in Note 2, the Predecessor Company changed its method of accounting for derivatives effective April 1, 2001.

     As discussed in Note 2, the Predecessor Company changed its method of accounting for assessing whether an impairment exists in the recorded amount of acquired business unit goodwill and other intangible assets in 2001.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
June 5, 2002

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                        REORGANIZED COMPANY    |    PREDECESSOR COMPANY
                                                      ------------------------ | -------------------------
                                                                   NINE MONTHS | THREE MONTHS
                                                      YEAR ENDED      ENDED    |    ENDED       YEAR ENDED
                                                      MARCH 31,     MARCH 31,  |   JUNE 30,     MARCH 31,
                                                         2003         2002     |     2001          2001
                                                      ----------   ----------- | ------------   ----------
                                                                               |
NET SALES                                              $770,009     $464,795   |   $166,268     $ 766,591
Cost of sales                                           664,868      409,180   |    149,216       704,717
                                                       --------     --------   |   --------     ---------
Gross profit                                            105,141       55,615   |     17,052        61,874
Operating expenses:                                                            |
  General and administrative                             50,544       34,237   |     11,686        56,312
  Depreciation and amortization                          17,533       13,673   |      4,718        23,341
  Goodwill impairment (Note 2)                                0            0   |          0       280,132
  Non-cash and non-recurring expense (income) (Note                            |
    5)                                                     (695)       3,944   |      1,941         6,399
                                                       --------     --------   |   --------     ---------
    Total operating expenses                             67,382       51,854   |     18,345       366,184
                                                       --------     --------   |   --------     ---------
Operating income (loss)                                  37,759        3,761   |     (1,293)     (304,310)
Income (loss) from joint ventures (Note 2)                3,113         (224)  |        (56)       (3,449)
Interest expense                                         11,129        9,450   |      5,169        34,159
Interest and other income                                 2,934          287   |        111           519
                                                       --------     --------   |   --------     ---------
Income (loss) before reorganization costs, income                              |
  taxes, cumulative effect of change in accounting                             |
  principle and extraordinary gain                       32,677       (5,626)  |     (6,407)     (341,399)
Reorganization costs (Note 3)                                 0          457   |     10,347        15,632
                                                       --------     --------   |   --------     ---------
Income (loss) before income taxes, cumulative effect                           |
  of change in accounting principle and                                        |
  extraordinary gain                                     32,677       (6,083)  |    (16,754)     (357,031)
Provision for income taxes (Note 11)                     12,535            0   |          0         8,291
                                                       --------     --------   |   --------     ---------
Income (loss) before cumulative effect of change in                            |
  accounting principle and extraordinary gain            20,142       (6,083)  |    (16,754)     (365,322)
  Cumulative effect of change in accounting                                    |
    principle (Note 2)                                        0            0   |       (358)            0
  Extraordinary gain (Notes 4 and 10)                       359            0   |    145,711             0
                                                       --------     --------   |   --------     ---------
Net income (loss)                                        20,501       (6,083)  |    128,599      (365,322)
Preferred stock dividends                                     0            0   |          0          (295)
                                                       --------     --------   |   --------     ---------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK           $ 20,501     $ (6,083)  |   $128,599     $(365,617)
                                                       ========     ========   |   ========     =========
BASIC EARNINGS (LOSS) PER SHARE:                                               |
  Income (loss) before cumulative effect of change                             |
    in accounting principle and extraordinary gain     $   1.98     $  (0.60)  |   $  (0.27)    $   (6.18)
  Cumulative effect of change in accounting                                    |
    principle                                              0.00         0.00   |      (0.01)         0.00
  Extraordinary gain                                       0.04         0.00   |       2.36          0.00
                                                       --------     --------   |   --------     ---------
    Basic earnings (loss) per share                    $   2.02     $  (0.60)  |   $   2.08     $   (6.18)
                                                       ========     ========   |   ========     =========
DILUTED EARNINGS (LOSS) PER SHARE:                                             |
  Income (loss) before cumulative effect of change                             |
    in accounting principle and extraordinary gain     $   1.95     $  (0.60)  |   $  (0.27)    $   (6.18)
  Cumulative effect of change in accounting                                    |
    principle                                              0.00         0.00   |      (0.01)         0.00
  Extraordinary gain                                       0.03         0.00   |       2.36          0.00
                                                       --------     --------   |   --------     ---------
    Diluted earnings (loss) per share                  $   1.98     $  (0.60)  |   $   2.08     $   (6.18)
                                                       ========     ========   |   ========     =========
Weighted average common shares outstanding               10,162       10,120   |     61,731        59,131
                                                       ========     ========   |   ========     =========
Weighted average diluted common shares outstanding       10,371       10,120   |     61,731        59,131
                                                       ========     ========   |   ========     =========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                REORGANIZED COMPANY
                                                                --------------------
                                                                     MARCH 31,
                                                                --------------------
                                                                  2003        2002
                                                                  ----        ----
                           ASSETS
Current assets:
  Cash and cash equivalents                                     $    869    $    838
  Accounts receivable, net                                        66,746      61,519
  Inventories (Note 7)                                            49,319      37,281
  Property and equipment held for sale (Note 8)                    3,513      10,102
  Prepaid expenses and other assets                                3,654       4,179
                                                                --------    --------
     Total current assets                                        124,101     113,919
Property and equipment, net (Note 8)                             114,684     123,666
Goodwill and other intangibles, net (Notes 4 and 9)                5,809      15,461
Deferred financing costs, net                                      1,290       2,715
Other assets                                                       2,767       1,347
                                                                --------    --------
     TOTAL ASSETS                                               $248,651    $257,108
                                                                ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 10)                   $    318    $  2,321
  Accounts payable                                                57,195      42,923
  Accrued interest                                                 1,483       1,760
  Other accrued liabilities (Note 7)                              17,571      14,441
                                                                --------    --------
     Total current liabilities                                    76,567      61,445
Long-term debt, less current portion (Note 10)                    89,292     131,639
Other liabilities                                                  4,510       4,537
                                                                --------    --------
     Total long-term liabilities                                  93,802     136,176
Commitments and contingencies (Note 13)

Stockholders' equity (Note 14):
  Preferred stock, $.01 par value; $1,000 stated value;
     2,000,000 shares authorized; none issued and
     outstanding at March 31, 2003 and 2002                            0           0
  New common equity -- issuable                                       98       6,270
  Common stock, $.01 par value, 50,000,000 shares
     authorized; 10,152,626 and 9,197,127 shares issued and
     outstanding at March 31, 2003 and 2002                          102          92
  Warrants                                                           423         414
  Additional paid-in-capital                                      65,453      59,265
  Accumulated other comprehensive loss                            (2,212)       (471)
  Retained earnings (accumulated deficit)                         14,418      (6,083)
                                                                --------    --------
     TOTAL STOCKHOLDERS' EQUITY                                   78,282      59,487
                                                                --------    --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $248,651    $257,108
                                                                ========    ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            REORGANIZED COMPANY     |     PREDECESSOR COMPANY
                                                         -------------------------- |  --------------------------
                                                                           NINE     |     THREE
                                                         YEAR ENDED    MONTHS ENDED |  MONTHS ENDED    YEAR ENDED
                                                         MARCH 31,      MARCH 31,   |    JUNE 30,      MARCH 31,
                                                            2003           2002     |      2001           2001
                                                         ----------    ------------ |  ------------    ----------
                                                                                    |
CASH FLOWS FROM OPERATING ACTIVITIES:                                               |
Net income (loss)                                        $  20,501      $  (6,083)  |   $ 128,599      $(365,322)
Adjustments to reconcile net income (loss) to cash                                  |
  flows from operating activities:                                                  |
    Depreciation and amortization                           17,533         13,673   |       4,718         23,341
    (Gain) loss on sale of property and equipment           (2,368)           185   |        (117)           463
    Non-cash and non-recurring expense (income)               (695)         3,944   |       1,941          5,792
    Provision for uncollectible receivables                    365          2,035   |       1,058          5,678
    Amortization of debt issuance costs and bond                                    |
      discount                                               2,185            894   |       1,359          3,478
    (Income) loss from joint ventures                       (3,113)           224   |          56          3,534
    Deferred income taxes                                   11,949              0   |           0          8,291
    Goodwill impairment                                          0              0   |           0        280,132
    Non-cash reorganization expenses                             0              0   |       3,469          9,044
    Cumulative effect of change in accounting                                       |
      principle                                                  0              0   |         358              0
    Extraordinary gain                                        (359)             0   |    (145,711)             0
    Other                                                      184           (266)  |        (176)            46
Changes in assets and liabilities, net of                                           |
  acquisitions:                                                                     |
    Accounts and other receivables                          (4,970)         8,681   |       5,141         71,809
    Inventories                                            (12,038)         4,240   |      (1,749)        30,502
    Accounts payable                                        14,272         (7,927)  |       9,200        (18,329)
    Accrued interest                                          (277)         1,670   |         (96)         4,881
    Other                                                    3,124         (2,090)  |       3,952           (164)
                                                         ---------      ---------   |   ---------      ---------
Net cash provided by operating activities                   46,293         19,180   |      12,002         63,176
                                                                                    |
CASH FLOWS FROM INVESTING ACTIVITIES:                                               |
  Purchases of property and equipment                       (8,483)        (3,295)  |      (1,392)       (11,133)
  Acquisitions, net of cash acquired                        (3,300)             0   |           0              0
  Proceeds from sale of property and equipment              10,625            520   |       1,141          1,815
  Proceeds from the collection of notes receivable           1,504              0   |           0              0
  Investments in joint ventures                               (180)          (104)  |        (128)          (158)
  Other                                                         75              0   |           0             75
                                                         ---------      ---------   |   ---------      ---------
Net cash provided by (used in) investing activities            241         (2,879)  |        (379)        (9,401)
                                                                                    |
CASH FLOWS FROM FINANCING ACTIVITIES:                                               |
  Issuances of long-term debt                              734,468        460,961   |     111,627        638,557
  Repayments of long-term debt                            (776,388)      (477,004)  |        (615)      (809,540)
  Fees paid to issue long-term debt                         (2,760)          (469)  |      (1,339)        (4,359)
  Repurchase of Junior Secured Notes                        (1,823)             0   |           0              0
  Borrowings (repayments) on debtor-in-possession                                   |
    agreement                                                    0              0   |    (121,666)       121,666
  Other                                                          0             (9)  |           0            (67)
                                                         ---------      ---------   |   ---------      ---------
Net cash used in financing activities                      (46,503)       (16,521)  |     (11,993)       (53,743)
                                                         ---------      ---------   |   ---------      ---------
Net increase (decrease) in cash and cash equivalents            31           (220)  |        (370)            32
Cash and cash equivalents at beginning of period               838          1,058   |       1,428          1,396
                                                         ---------      ---------   |   ---------      ---------
Cash and cash equivalents at end of period               $     869      $     838   |   $   1,058      $   1,428
                                                         =========      =========   |   =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:                                                 |
Interest paid                                            $   9,169      $   6,819   |   $   3,905      $  25,800
Taxes paid (refunded)                                    $     587      $       7   |   $      39      $    (494)

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                           CONVERTIBLE         NEW                                                   ACCUMULATED
                                         PREFERRED STOCK      COMMON      COMMON STOCK                 ADDITIONAL       OTHER
                                       -------------------   EQUITY-    -----------------               PAID-IN-    COMPREHENSIVE
                                       SERIES B   SERIES C   ISSUABLE    SHARES    AMOUNT   WARRANTS    CAPITAL         LOSS
                                       --------   --------   --------   --------   ------   --------   ----------   -------------
PREDECESSOR COMPANY:
BALANCE AT MARCH 31, 2000               $1,177    $ 5,100    $     0      57,711   $ 577    $ 40,428   $ 270,729       $   (33)
Conversion of preferred stock             (390)         0          0       3,110      31           0         778             0
Preferred stock dividends                   28          0          0           0       0           0           0             0
Other comprehensive loss                     0          0          0           0       0           0           0          (270)
Other                                        0          0          0          78     (66)          0         115             0
Net loss                                     0          0          0           0       0           0           0             0
                                        ------    -------    -------    --------   -----    --------   ---------       -------
BALANCE AT MARCH 31, 2001                  815      5,100          0      60,899     542      40,428     271,622          (303)
Other                                        0          0          0       1,740      17           0         (17)            0
Net loss before reorganization
  adjustments and fresh start
  adjustments                                0          0          0           0       0           0           0             0
Reorganization adjustments                (815)    (5,100)    65,000     (62,639)   (559)    (40,428)   (271,605)            0
Fresh start adjustments                      0          0          0           0       0           0           0           303
                                        ------    -------    -------    --------   -----    --------   ---------       -------
---------------------------------------------------------------------------------------------------------------------------------
REORGANIZED COMPANY:
BALANCE AT JUNE 30, 2001                     0          0     65,000           0       0           0           0             0
Distribution of equity in accordance
  with the Plan                              0          0    (58,730)      9,035      90         414      58,226             0
Conversion of payable into common
  stock                                      0          0          0         162       2           0       1,048             0
Other                                        0          0          0           0       0           0          (9)            0
Net loss                                     0          0          0           0       0           0           0             0
Other comprehensive loss                     0          0          0           0       0           0           0          (471)
                                        ------    -------    -------    --------   -----    --------   ---------       -------
BALANCE AT MARCH 31, 2002                    0          0      6,270       9,197      92         414      59,265          (471)
Distribution of equity in accordance
  with the Plan                              0          0     (6,172)        956      10           6       6,156             0
Other                                        0          0          0           0       0           3          32             0
Net income                                   0          0          0           0       0           0           0             0
Other comprehensive loss                     0          0          0           0       0           0           0        (1,741)
                                        ------    -------    -------    --------   -----    --------   ---------       -------
BALANCE AT MARCH 31, 2003               $    0    $     0    $    98      10,153   $ 102    $    423   $  65,453       $(2,212)
                                        ======    =======    =======    ========   =====    ========   =========       =======


                                      RETAINED
                                      EARNINGS
                                      (DEFICIT)     TOTAL
                                      ---------   ---------
PREDECESSOR COMPANY:
BALANCE AT MARCH 31, 2000             $ (95,844)  $ 222,134
Conversion of preferred stock                 0         419
Preferred stock dividends                  (295)       (267)
Other comprehensive loss                      0        (270)
Other                                         0          49
Net loss                               (365,322)   (365,322)
                                      ---------   ---------
BALANCE AT MARCH 31, 2001              (461,461)   (143,257)
Other                                         0           0
Net loss before reorganization
  adjustments and fresh start
  adjustments                           (16,193)    (16,193)
Reorganization adjustments              477,654     224,147
Fresh start adjustments                       0         303
                                      ---------   ---------
-----------------------------------------------------------------------
REORGANIZED COMPANY:
BALANCE AT JUNE 30, 2001                      0      65,000
Distribution of equity in accordance
  with the Plan                               0           0
Conversion of payable into common
  stock                                       0       1,050
Other                                         0          (9)
Net loss                                 (6,083)     (6,083)
Other comprehensive loss                      0        (471)
                                      ---------   ---------
BALANCE AT MARCH 31, 2002                (6,083)     59,487
Distribution of equity in accordance
  with the Plan                               0           0
Other                                         0          35
Net income                               20,501      20,501
Other comprehensive loss                      0      (1,741)
                                      ---------   ---------
BALANCE AT MARCH 31, 2003             $  14,418   $  78,282
                                      =========   =========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS
     Metal Management, Inc., a Delaware corporation, and its wholly-owned subsidiaries (the "Company") are principally engaged in the business of collecting and processing ferrous and non-ferrous metals. The Company collects industrial scrap and obsolete scrap, processes it into reusable forms, and supplies the recycled metals to its customers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through the Company's recycling facilities located in 13 states. The Company's ferrous products primarily include shredded, sheared, cold briquetted, bundled scrap, turnings and broken furnace iron. The Company also processes non-ferrous metals, including aluminum, stainless steel, copper, brass, titanium and high-temperature alloys, using similar techniques and through application of certain of the Company's proprietary technologies.

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

     As discussed in Note 3 -- Reorganization Under Chapter 11, on November 20, 2000 (the "Petition Date"), the Company filed voluntary petitions (Case Nos. 00-4303 -- 00-4331 (SLR)) commencing cases under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On June 29, 2001, the Company emerged from Chapter 11 bankruptcy. On September 17, 2002, a Final Decree Motion was approved by the Bankruptcy Court, which officially closed the Chapter 11 proceedings.

     As a result of the Company's emergence from Chapter 11 bankruptcy and the application of fresh-start reporting (see Note 4 -- Fresh-Start Reporting), consolidated financial statements for the Company for the periods subsequent to June 30, 2001, following the effective date of the Company's plan of reorganization in the bankruptcy proceedings, are referred to as the "Reorganized Company" and are not comparable to those for the periods prior to June 30, 2001, which are referred to as the "Predecessor Company." A black line has been drawn in the audited consolidated financial statements to distinguish, for accounting purposes, the periods associated with the Reorganized Company and the Predecessor Company. Aside from the effects of fresh-start reporting and new accounting pronouncements adopted since the effective date of the plan of reorganization, the Reorganized Company follows the same accounting policies as the Predecessor Company.

RECLASSIFICATIONS
     Certain prior year financial information has been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the previously reported consolidated balance sheet, results of operations or cash flows of the Company.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USES OF ESTIMATES
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

REVENUE RECOGNITION
     Revenues for processed product sales are recognized when title passes to the customer. Revenue relating to brokered sales are recognized upon receipt of the materials by the customer. Revenues from services,

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The Company utilizes futures and forward contracts to hedge its net position in certain non-ferrous metals and does not use futures and forward contracts for trading purposes. The Company has elected not to classify these futures and forward contracts as hedging instruments under the provisions of SFAS No. 133. As a result, the Company marked its outstanding futures and forwards contracts to market at April 1, 2001 and recognizes the changes in fair values of its futures and forwards contracts in the statement of operations. The cumulative effect of adopting SFAS No. 133 resulted in an after-tax reduction in net earnings of $0.4 million recorded as of April 1, 2001.

CASH AND CASH EQUIVALENTS
     The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value.

ACCOUNTS RECEIVABLE
     Accounts receivable represents amounts due from customers on product, broker and other sales. The carrying amount of accounts receivable approximates fair value. The Company's determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions. Allowance for uncollectible accounts were approximately $1.0 million and $2.4 million at March 31, 2003 and 2002, respectively.

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

PROPERTY AND EQUIPMENT HELD FOR SALE
     The Company reviews its scrap metals operations to evaluate the long-term economic viability of certain of its investments in property and equipment. These reviews result in the identification of redundant property and equipment which the Company holds for sale. The Company has classified these assets as held for sale and, in the aggregate, has reported the amount as a component of current assets as the Company expects to sell the property and equipment within one year. The assets are recorded at their estimated fair value less costs to dispose of, if any.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

GOODWILL AND OTHER INTANGIBLE ASSETS
  Reorganized Company
     Goodwill includes the excess reorganization value recognized in fresh-start reporting and the excess of the acquisition cost of an acquired entity over the fair value of identifiable net assets acquired. In accordance with SFAS No. 142 (see Note 9 -- Goodwill and Other Intangibles), the Company does not amortize goodwill. Other intangible assets consist of customer lists and non-competition agreements. The Company amortizes these intangibles on a straight-line basis over the estimated useful life or the term of the related agreements.

     Goodwill is subject to an annual impairment test whereby goodwill is allocated to the Company's reporting units and an impairment is deemed to exist if the carrying value of the reporting unit exceeds its estimated fair value. No impairment charge was recorded at March 31, 2003 in connection with the annual impairment test.

  Predecessor Company
     During the third quarter of the fiscal year ended March 31, 2001, the Predecessor Company changed its method of accounting for assessing whether an impairment existed in the recorded amount of acquired business unit goodwill and other intangible assets, from an undiscounted cash flow method to a fair value method. Under its previous accounting method, this determination was made whenever events or circumstances indicated that expected undiscounted future cash flows were less than the recorded investment amounts of acquired businesses, including business unit goodwill and other intangible assets. Under the fair value method, the determination of whether an impairment exists is made whenever events or circumstances indicate that the fair value of investments in acquired businesses, including business unit goodwill and other intangibles, is less than the recorded amount. Any impairment is measured by comparing the recorded amount of investments in acquired businesses, including business unit goodwill and other intangibles, to the fair value. Fair value is determined on the basis of appraised market values, or in the absence of appraised market values, on the basis of discounted cash flows.

     The change in method of accounting for assessing whether an impairment existed in the recorded amount of acquired business unit goodwill and other intangible assets was considered a change in accounting inseparable from a change in estimate. The effects of the change in accounting were applied on a prospective basis as of October 1, 2000. As a result of applying the new accounting policy, the Predecessor Company recorded a goodwill impairment charge of $280.1 million in the quarter ended December 31, 2000 representing the entire amount of unamortized business unit goodwill and other intangibles at October 1, 2000.

IMPAIRMENT OF LONG-LIVED ASSETS:
     The Company periodically evaluates the recoverability of its long-lived assets (including other intangible assets) and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset. The amount of any impairment then recognized would be calculated as the difference between the fair value and the carrying value of the asset.

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

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DEFERRED FINANCING COSTS, NET
     Deferred financing costs represent costs incurred in connection with the placement of long-term debt and are capitalized and amortized to interest expense using the straight-line method over the term of the long-term debt. Deferred financing costs amortization expense for the year ended March 31, 2003, the nine months ended March 31, 2002, the three months ended June 30, 2001 and the year ended March 31, 2001 was $2.2 million, $0.9 million, $1.2 million and $3.0 million, respectively. The deferred financing cost accumulated amortization at March 31, 2003 and 2002 was $3.1 million and $0.9 million, respectively.

INVESTMENTS IN JOINT VENTURES
     The Company has investments in two joint ventures which are engaged in the scrap metals recycling business. One of its joint venture investments is Southern Recycling, L.L.C. ("Southern") in which the Company has a 28.5% interest.

     Adverse conditions in the scrap industry caused substantial losses pervasively throughout the U.S. scrap processing industry during the fiscal year ended March 31, 2001, including Southern. The adverse conditions affected the results and outlook for the Company's investment in Southern. Consequently, in the fourth quarter of the year ended March 31, 2001, the Company identified an impairment in its investment in Southern. The Company recorded a charge of $1.7 million to reduce its investment (including a note receivable) in Southern to zero. This charge is reflected in income (loss) from joint ventures in the Predecessor Company's statement of operations for the year ended March 31, 2001.

     Income from joint ventures was $3.1 million for the year ended March 31, 2003. During fiscal 2003, Southern realized substantial benefits from improved ferrous market conditions including a return to profitability. In addition, Southern strengthened its capitalization by accomplishing a long-term refinancing of its debt during fiscal 2003. As a result, in fiscal 2003, the Company collected $1.5 million on a note receivable from Southern that it had previously reserved and recognized $1.8 million of its share of income related to its investment in Southern.

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

     The Company historically had not experienced material losses from the noncollection of accounts receivables. However, from April 2000 to March 2002, weak market conditions in the steel sector led to bankruptcy filings by certain of the Company's customers including, but not limited to, LTV Steel Company, Inc. and Northwestern Steel and Wire Company. These bankruptcies resulted in uncollected receivables of approximately $8 million which were recorded in the year ended March 31, 2001, the three months ended June 30, 2001 and the nine months ended March 31, 2002.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     For the year ended March 31, 2003, the ten largest customers of the Company represented approximately 41% of consolidated net sales. These customers comprised approximately 49% of accounts receivable at March 31, 2003. Sales during the year ended March 31, 2003 to The David J. Joseph Company represented approximately 15% of consolidated net sales.

     For the year ended March 31, 2003, export sales represented approximately 14% of consolidated net sales. At March 31, 2003, receivables from foreign customers represented approximately 3% of consolidated accounts receivable.

COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss), which is reported on the consolidated statement of stockholders' equity, consists of net income (loss) and other gains/losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income (loss).

EARNINGS (LOSS) PER COMMON SHARE
     Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants or the conversion of debt and preferred stock into common stock.

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

     The fair value of the Credit Agreement approximates its fair value as the facility bears a floating rate of interest based on the prime rate. The fair market value of the Junior Secured Notes, based on market quotes, was $23.6 million (carrying value of $31.5 million) and $21.2 million (carrying value of $34 million) at March 31, 2003 and 2002, respectively. The carrying value of the Company's other borrowings approximates fair value.

STOCK BASED COMPENSATION
     The Company accounts for stock based compensation under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The only stock based compensation cost reflected in net income was the fair value of warrants issued to a consultant and value associated with the acceleration of vesting of certain warrants for a terminated employee.

     The following table illustrates the pro forma effects on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Stock-Based Compensation" to stock-based employee compensation (in thousands, except for earnings per share):

                                          REORGANIZED COMPANY   |   PREDECESSOR COMPANY
                                        ----------------------- | ------------------------
                                          YEAR      NINE MONTHS | THREE MONTHS     YEAR
                                          ENDED        ENDED    |    ENDED         ENDED
                                        MARCH 31,    MARCH 31,  |   JUNE 30,     MARCH 31,
                                          2003         2002     |     2001         2001
                                        ---------   ----------- | ------------   ---------
                                                                |
Net income (loss), as reported           $20,501      $(6,083)  |   $128,599     $(365,617)
  Add: Stock-based employee                                     |
     compensation expense included in                           |
     reported net income, net of                                |
     related tax effects                      22            0   |          0             0
  Deduct: Total stock-based employee                            |
     compensation expense determined                            |
     under the fair value method for                            |
     all awards, net of related tax                             |
     effects                                (956)        (962)  |       (328)       (1,610)
                                         -------      -------   |   --------     ---------
PRO FORMA NET INCOME (LOSS)              $19,567      $(7,045)  |   $128,271     $(367,227)
                                         =======      =======   |   ========     =========
Earnings per share:                                             |
  Basic -- as reported                   $  2.02      $ (0.60)  |   $   2.08     $   (6.18)
                                         =======      =======   |   ========     =========
  Basic -- pro forma                     $  1.93      $ (0.70)  |   $   2.08     $   (6.21)
                                         =======      =======   |   ========     =========
  Diluted -- as reported                 $  1.98      $ (0.60)  |   $   2.08     $   (6.18)
                                         =======      =======   |   ========     =========
  Diluted -- pro forma                   $  1.89      $ (0.70)  |   $   2.08     $   (6.21)
                                         =======      =======   |   ========     =========
ASSUMPTIONS:                                                    |
Expected life (years)                          3            3   |          3             3
Expected volatility                        124.2%       269.2%  |       89.8%         89.8%
Dividend yield                              0.00%        0.00%  |       0.00%         0.00%
Risk-free interest rate                     1.93%        4.31%  |       4.48%         4.33%
Weighted-average fair value per                                 |
  option/ warrant granted                $  2.42      $  1.19   |        n/a     $    0.89

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

SELF-INSURED RESERVES
     The Company is self-insured for medical claims for most of its employees. The Company's exposure to medical claims is protected by a stop-loss insurance policy. The Company records a reserve for the estimated cost of reported but unpaid and incurred but not reported ("IBNR") claims. The estimate is based on a lag

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

estimate calculated by its insurance plan administrator and its historical claims experience. The lag accrual is based on recent actual claims paid. Effective April 1, 2003, the Company is also self-insuring for workers' compensation claims. The Company has a stop-loss insurance policy for individual claims that exceed $250,000.

NEW ACCOUNTING PRONOUNCEMENTS
     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement addresses, among other items, the classification of gains and losses from extinguishment of debt. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria set forth in APB Opinion No. 30. This statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, the extraordinary gains on the debt extinguishments recognized during the year ended March 31, 2003 and the extraordinary gain on debt discharge recognized by the Predecessor Company during the three months ended June 30, 2001 will be reclassified to other income in the Company's statement of operations.

     Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this statement did not have a material affect on the Company's consolidated financial position, results of operations or cash flows.

     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and the Company has adopted these requirements for its financial statements included in this report. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect on reported net income and earnings per share. The Company has not changed the way its accounts for stock-based employee compensation, although it has adopted the disclosure provisions of SFAS No. 148.

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. FIN 46 will be applicable to the Company in the second quarter of fiscal 2004, for interests acquired in variable interest entities prior to February 1, 2003. The Company does not have any variable interest entities and therefore adoption of this interpretation will have no impact on the Company's results of operations or financial condition.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- REORGANIZATION UNDER CHAPTER 11

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

     The following is a summary of certain material provisions of the Plan and should be read together with the entire Plan in order to understand all of the terms of the Plan. The Plan, which is Exhibit A of the Company's Disclosure Statement, has been filed as an exhibit to this report and is incorporated by reference herein. The Plan provided for, among other things, the following:

     - Junior Secured Note Claims -- on the Effective Date, the holders of the Predecessor Company's $30 million par amount, 12 3/4% junior secured notes due June 15, 2004 received new junior secured notes (the "Junior Secured Notes") aggregating $34.0 million.

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

     - Impaired Unsecured Claims ("Class 6 Claims") -- the holders of the Predecessor Company's $180 million par amount, 10% senior subordinated notes due May 2008 (the "Subordinated Notes") and the holders of the Predecessor Company's general trade claims who elected (or were otherwise deemed under the Plan to have elected) to be treated as an allowed Class 6 Claim received a total of 9,900,000 shares of common stock of the Reorganized Company. The total amount of Class 6 Claims aggregated approximately $211.9 million.

     - Preferred Stockholder and Common Stockholder Claims ("Equity Claims") -- the holders of the Predecessor Company's convertible preferred stock received their pro-rata share of 7,300 shares of common stock of the Reorganized Company and warrants (designated as "Series A Warrants") to purchase 54,750 shares of common stock of the Reorganized Company. The holders of the Predecessor Company's common stock received their pro-rata share of 92,700 shares of common stock of the Reorganized Company and Series A Warrants to purchase 692,750 shares of common stock of the Reorganized Company. The Series A Warrants are immediately exercisable at an exercise price equal to $21.19 per share.

     - A Management Equity Incentive Plan was approved under the Plan pursuant to which the Company issued, to certain employees, warrants to purchase 987,500 shares of common stock at an exercise price of $6.50 per share (designated as "Series B Warrants") and warrants to purchase 500,000 shares of common stock at an exercise price of $12.00 per share (designated as "Series C Warrants").

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

REORGANIZATION COSTS
     Reorganization costs directly associated with the Chapter 11 proceedings for the nine months ended March 31, 2002, the three months ended June 30, 2001 and the year ended March 31, 2001 are as follows (in thousands):

                                              REORGANIZED   |
                                                COMPANY     |        PREDECESSOR COMPANY
                                             -------------- |  -------------------------------
                                              NINE MONTHS   |  THREE MONTHS
                                                 ENDED      |      ENDED          YEAR ENDED
                                             MARCH 31, 2002 |  JUNE 30, 2001    MARCH 31, 2001
                                             -------------- |  -------------    --------------
                                                            |
Professional fees                                 $151      |     $ 6,838          $ 3,061
Liability for rejected contracts and                        |
  settlements                                      154      |       2,445            2,948
Write-off of deferred financing costs                0      |           0            9,044
Fresh-start adjustments                              0      |         919                0
Other                                              152      |         145              579
                                                  ----      |     -------          -------
                                                  $457      |     $10,347          $15,632
                                                  ====      |     =======          =======

     The Company wrote off $9.0 million of deferred financing costs related to its pre-petition credit facility and its Subordinated Notes. These amounts were written off because the pre-petition credit facility was terminated and replaced with a $200 million debtor-in-possession credit facility and all of the Subordinated Notes were cancelled and exchanged for common stock pursuant to the Plan.

     During the Chapter 11 proceedings, the Company and the Official Committee of Unsecured Creditors each engaged financial advisors. As a result of the consummation of the Plan, both financial advisors were entitled to restructuring success fees. The restructuring success fees paid to the Company's financial advisor aggregated $2.6 million.

     The financial advisor for the Official Committee of Unsecured Creditors was CIBC World Markets Corp. ("CIBC"), a company in which Daniel W. Dienst, now the Chairman of the Board and a director of the Company, is a managing director. Professional fees paid to CIBC during the year-ended March 31, 2001 and the three months ended June 30, 2001 was approximately $0.4 million and $2.6 million, respectively. Fees paid to CIBC during the three months ended June 30, 2001 include restructuring success fees of $2.1 million, paid as follows: i) $1.05 million in cash and ii) $1.05 million paid through the issuance of 161,538 shares of common stock (at $6.50 per share).

     Rejected contracts and settlement charges represent amounts recorded for additional allowable claims under rejected employment, lease and other contracts and settlements reached on existing claims. Fresh-start adjustments represent the net impact of adjustments to state recorded assets and liabilities at their fair values.

NOTE 4 -- FRESH-START REPORTING

     As previously discussed, the consolidated financial statements reflect the use of fresh-start reporting as required by SOP 90-7. Under fresh-start reporting, a reorganization value for the entity was determined by the Company's financial advisor based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The reorganization value was allocated to the fair values of the Company's assets and liabilities. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets of the Reorganized Company was $15.5 million. In accordance with SFAS No. 142, this amount is reported as "Goodwill" in the consolidated financial statements and is not being amortized (See Note 9 -- Goodwill and Other Intangibles).

     The reorganization value for the equity of the Reorganized Company, aggregating $65 million, was based on the consideration of many factors and various valuation methods, including a discounted cash flow analysis using projected financial information, selected publicly traded company market multiples of certain companies

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                                               PREDECESSOR                                                REORGANIZED
                                                 COMPANY     REORGANIZATION   FRESH START                   COMPANY
                                                 6/30/01      ADJUSTMENTS     ADJUSTMENTS      NOTES        6/30/01
                                               -----------   --------------   -----------   -----------   -----------
                   ASSETS
Current assets                                  $ 128,099                                                  $128,099
Property and equipment, net                       142,883                                                   142,883
Deferred financing costs, net                       1,175            (35)                         (a,b)       1,140
Goodwill                                                0         14,542           919              (i)      15,461
Other assets                                        2,038                         (103)             (g)       1,935
                                               -----------   --------------   -----------                 -----------
      TOTAL ASSETS                              $ 274,195      $  14,507         $ 816                     $289,518
                                               ===========   ==============   ===========                 ===========
               LIABILITIES AND
            STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt             $   1,980                                                  $  1,980
  Accounts payable                                 50,442          1,339                            (c)      51,781
  Accrued interest                                  4,053         (3,963)                           (b)          90
  Other accrued liabilities                        19,554                                                    19,554
                                               -----------   --------------   -----------                 -----------
      TOTAL CURRENT LIABILITIES                    76,029         (2,624)                                    73,405
Long-term debt, less current portion:
  Debtor-in-possession agreement                  110,455       (110,455)                           (a)           0
  Old junior secured notes                         27,983        (27,983)                           (b)           0
  Credit Agreement                                      0        111,595                            (a)     111,595
  Junior Secured Notes                                  0         33,963                            (b)      33,963
  Other debt                                          897                                                       897
Other liabilities                                   2,645          1,500           513            (e,g)       4,658
                                               -----------   --------------   -----------                 -----------
      TOTAL LONG-TERM LIABILITIES                 141,980          8,620           513                      151,113
Liabilities subject to compromise                 215,636       (215,636)                       (c,d,e)           0
Stockholders' equity (deficit):
Series B convertible preferred stock                  815           (815)                           (f)           0
Series C convertible preferred stock                5,100         (5,100)                           (f)           0
Common stock                                          559           (559)                           (f)           0
Warrants                                           40,428        (40,428)                           (f)           0
New common equity -- issuable                           0         65,000                          (d,f)      65,000
Additional paid-in-capital                        271,605       (271,605)                           (f)           0
Accumulated other comprehensive loss                 (303)             0           303              (g)
Accumulated deficit                              (477,654)       477,654             0      (b,d,e,g,h)           0
                                               -----------   --------------   -----------                 -----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)       (159,450)       224,147           303                       65,000
                                               -----------   --------------   -----------                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 274,195      $  14,507         $ 816                     $289,518
                                               ===========   ==============   ===========                 ===========

---------------

NOTES:

(a) Reflects the proceeds of the Credit Agreement, the repayment of the Company's obligations under the debtor-in-possession credit agreement and the deferred financing costs paid with respect to the Credit Agreement.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(b) Reflects the exchange of the old junior secured notes for Junior Secured Notes in an amount equal to the par amount of the old junior secured notes plus unpaid and accrued interest, the write-off of $2.0 million of unamortized discount on the old junior secured notes and the write-off of $1.2 million of unamortized deferred financing costs on the old junior secured notes.

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

(e) Reflects the conversion of $5.0 million of Class 5 Claims into a 4-year, non-interest bearing payable. In accordance with the Plan, the non-interest bearing payable represents 30% of the original claim and is recorded at its present value. The $3.5 million excess of the obligations eliminated over the fair value of the non-interest bearing payable is included in the extraordinary gain of $145.7 million recognized in the three months ended June 30, 2001.

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

NOTE 5 -- NON-CASH AND NON-RECURRING EXPENSE (INCOME)

     During the year ended March 31, 2003, the nine months ended March 31, 2002, the three months ended June 30, 2001 and the year ended March 31, 2001, the Company recorded the following non-cash and non-recurring expense (income) and related reserve activity (in thousands):

                                            SEVERANCE, FACILITY   ASSET IMPAIRMENT
                                             CLOSURE AND OTHER    AND DIVESTITURE    MERGER RELATED
                                                  CHARGES           GAINS/LOSSES         COSTS         TOTAL
                                            -------------------   ----------------   --------------   -------
PREDECESSOR COMPANY:
Reserve balances at March 31, 2000                $   808             $     0            $ 413        $     0
Charge to income                                      571               5,828                0          6,399
Cash payments                                      (1,055)                  0              (38)        (1,093)
Non-cash application                                 (139)             (5,828)            (375)        (6,342)
                                                  -------             -------            -----        -------
Reserve balances at March 31, 2001                    185                   0                0            185
Charge to income                                        0               1,941                0          1,941
Cash payments                                        (148)                  0                0           (148)
Non-cash application                                    0              (1,941)               0         (1,941)
-------------------------------------------------------------------------------------------------------------
REORGANIZED COMPANY:
Reserve balances at June 30, 2001                      37                   0                0             37
Charge to income                                        0               3,944                0          3,944
Cash payments                                         (37)                  0                0            (37)
Non-cash application                                    0              (3,944)               0         (3,944)
                                                  -------             -------            -----        -------
Reserve balances at March 31, 2002                      0                   0                0              0
Credit to income                                        0                (695)               0           (695)
Non-cash application                                    0                 695                0            695
                                                  -------             -------            -----        -------
Reserve balances at March 31, 2003                $     0             $     0            $   0        $     0
                                                  =======             =======            =====        =======

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SEVERANCE, FACILITY CLOSURE AND OTHER CHARGES AND ASSET IMPAIRMENT

YEAR ENDED MARCH 31, 2001 ACTIVITY
     During the three months ended June 30, 2000, the Company recognized a $2.6 million asset impairment charge related to a promissory note, including accrued interest, received by the Company in conjunction with the sale of its former Superior Forge, Inc. ("Superior") subsidiary. The Company determined it was necessary to fully reserve the note receivable and accrued interest based on factors including (i) quarterly interest payments on the note receivable having not been paid since September 1999, (ii) losses from Superior's operations exceeding those planned, and (iii) the perceived inability of Superior to obtain capital to refinance its obligations.

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

NINE MONTHS ENDED MARCH 31, 2002 ACTIVITY
     During December 2001, the Company completed an evaluation of the economic viability of its Macleod operations in California considering the current market conditions, liquidity needs and the outlook for a return to historical operating levels. As a result, management implemented a plan to dispose of this facility and commenced a complete wind-down of its operations. The Company recognized a $3.1 million asset impairment charge related to this decision.

     During March 2002, the Company recognized a $0.8 million asset impairment charge related to property and equipment. The impairment charge included adjustments to the carrying value of property and equipment previously classified as held-for-sale, as estimates of their fair values were revised based on current market conditions, and charges related to additional excess equipment to be disposed of or otherwise abandoned.

YEAR ENDED MARCH 31, 2003 ACTIVITY
     During December 2002, the Company completed its exit from its Macleod operations and generated $0.7 million more proceeds from the sale of assets than originally anticipated. As a result, the Company recognized non-cash and non-recurring income of $0.7 million.

MERGER RELATED COSTS
     During the year ended March 31, 2001, the Company made payments of $38,000 relating to certain contracts and subsequently rejected the contracts in the Chapter 11 proceedings. The non-cash utilization of $375,000 represented the remaining balance due on the contracts which were reclassified to a liability subject to compromise and settled in accordance with the Plan.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator used in computing EPS (in thousands, except per share amounts):

                                                  REORGANIZED COMPANY        |        PREDECESSOR COMPANY
                                            -------------------------------- |  -------------------------------
                                                               NINE MONTHS   |  THREE MONTHS
                                              YEAR ENDED          ENDED      |      ENDED          YEAR ENDED
                                            MARCH 31, 2003    MARCH 31, 2002 |  JUNE 30, 2001    MARCH 31, 2001
                                            --------------    -------------- |  -------------    --------------
                                                                             |
NUMERATOR:                                                                   |
Income (loss) before cumulative effect                                       |
  of change in accounting principle and                                      |
  extraordinary gain                           $20,142           $(6,083)    |    $(16,754)        $(365,322)
Elimination of interest expense upon                                         |
  assumed conversion of note payable,                                        |
  net of tax                                        77                 0     |           0                 0
Dividends on convertible preferred stock             0                 0     |           0              (295)
                                               -------           -------     |    --------         ---------
Net income (loss) applicable to common                                       |
  stock                                        $20,219           $(6,083)    |    $(16,754)        $(365,617)
                                               =======           =======     |    ========         =========
DENOMINATOR:                                                                 |
Weighted average number of shares                                            |
  outstanding                                   10,162            10,120     |      61,731            59,131
Assumed conversion of note payable                 192                 0     |           0                 0
Incremental common shares attributable                                       |
  to dilutive stock options and warrants            17                 0     |           0                 0
                                               -------           -------     |    --------         ---------
Weighted average number of diluted                                           |
  shares outstanding                            10,371            10,120     |      61,731            59,131
                                               =======           =======     |    ========         =========
Basic income (loss) per share                  $  1.98           $ (0.60)    |    $  (0.27)        $   (6.18)
                                               =======           =======     |    ========         =========
Diluted income (loss) per share                $  1.95           $ (0.60)    |    $  (0.27)        $   (6.18)
                                               =======           =======     |    ========         =========

     For the year ended March 31, 2003, approximately 2.3 million potential common shares related to stock options and warrants were excluded from the diluted EPS calculation as the option and warrant exercise prices were greater than the average market price of the Company's common stock for the period.

     Due to the loss from continuing operations applicable to common stock for the nine months ended March 31, 2002, the three months ended June 30, 2001 and the year ended March 31, 2001, the effect of dilutive stock options and warrants and convertible note payable were not included as their effect would have been anti-dilutive.

NOTE 7 -- SUPPLEMENTARY FINANCIAL INFORMATION

INVENTORIES
     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following categories at March 31 (in thousands):

                                        2003       2002
                                       -------    -------
Ferrous metals                         $32,791    $19,654
Non-ferrous metals                      15,851     16,807
Other                                      677        820
                                       -------    -------
                                       $49,319    $37,281
                                       =======    =======

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OTHER ACCRUED LIABILITIES
     Other accrued liabilities consist of the following at March 31 (in thousands):

                                                               2003       2002
                                                              -------    -------
Accrued employee compensation and benefits                    $ 9,783    $ 3,927
Accrued real and personal property taxes                        1,659      1,663
Accrued insurance                                               1,059      1,452
Accrued credit agreement fees                                       0      2,000
Other                                                           5,070      5,399
                                                              -------    -------
                                                              $17,571    $14,441
                                                              =======    =======

COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) was as follows (in thousands):

                                                  REORGANIZED COMPANY        |        PREDECESSOR COMPANY
                                            -------------------------------- |  -------------------------------
                                                               NINE MONTHS   |  THREE MONTHS
                                              YEAR ENDED          ENDED      |      ENDED          YEAR ENDED
                                            MARCH 31, 2003    MARCH 31, 2002 |  JUNE 30, 2001    MARCH 31, 2001
                                            --------------    -------------- |  -------------    --------------
                                                                             |
Net income (loss)                              $20,501           $(6,083)    |    $128,599         $(365,322)
Adjustment to minimum pension liability         (1,741)             (471)    |           0              (270)
                                               -------           -------     |    --------         ---------
  Total comprehensive income (loss)            $18,760           $(6,554)    |    $128,599         $(365,592)
                                               =======           =======     |    ========         =========

INTEREST AND OTHER INCOME
     Significant components of interest and other income are as follows (in thousands):

                                                  REORGANIZED COMPANY        |        PREDECESSOR COMPANY
                                            -------------------------------- |  -------------------------------
                                                               NINE MONTHS   |  THREE MONTHS
                                              YEAR ENDED          ENDED      |      ENDED          YEAR ENDED
                                            MARCH 31, 2003    MARCH 31, 2002 |  JUNE 30, 2001    MARCH 31, 2001
                                            --------------    -------------- |  -------------    --------------
                                                                             |
Gain (loss) on disposal of real and                                          |
  personal property                             $2,368            $(185)     |      $  0             $(167)
Interest income                                    180              273      |        92               398
Other income                                       386              199      |        19               288
                                                ------            -----      |      ----             -----
  Total                                         $2,934            $ 287      |      $111             $ 519
                                                ======            =====      |      ====             =====

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at March 31 (in thousands):

                                                              2003        2002
                                                            --------    --------
Land and improvements                                       $ 23,759    $ 22,496
Buildings and improvements                                    19,180      18,546
Operating machinery and equipment                             87,846      82,164
Automobiles and trucks                                         8,724       8,398
Computer equipment and software                                2,227       2,046
Furniture, fixture and office equipment                          773         764
Construction in progress                                       2,570       2,482
                                                            --------    --------
                                                             145,079     136,896
Less -- accumulated depreciation                             (30,395)    (13,230)
                                                            --------    --------
                                                            $114,684    $123,666
                                                            ========    ========

     Depreciation expense was $17.5 million, $13.7 million, $4.7 million and $19.4 million for the year ended March 31, 2003, the nine months ended March 31, 2002, the three months ended June 30, 2001 and the year ended March 31, 2001, respectively. At March 31, 2003 and 2002, $3.5 million and $10.1 million of property and equipment was classified as held-for-sale, respectively, and is reported in current assets in the consolidated balance sheets.

NOTE 9 -- GOODWILL AND OTHER INTANGIBLES

     The Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in connection with fresh-start reporting. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. Under SFAS No. 142, goodwill is tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.

     The following unaudited pro forma information presents a summary of the consolidated statements of operations for the year ended March 31, 2001 assuming that SFAS No. 142 was adopted on April 1, 2000. The adoption of SFAS No. 142 did not impact the Company's consolidated statement of operations for the three months ended June 30, 2001 as no goodwill amortization expense was previously recognized (in thousands, except per share amounts):

                                                        PREDECESSOR COMPANY
                                                           MARCH 31, 2001
                                                       ----------------------
                                                          AS
                                                       REPORTED     PRO FORMA
                                                       ---------    ---------
Loss from continuing operations before cumulative
  effect of change in accounting principle and
  extraordinary gain                                   $(365,322)   $(361,675)
Net loss applicable to common stock                    $(365,617)   $(361,970)
Loss per share, basic and diluted:
  Loss from continuing operations before cumulative
     effect of change in accounting principle and
     extraordinary gain                                $   (6.18)   $   (6.12)
                                                       =========    =========
  Net loss applicable to common stock                  $   (6.18)   $   (6.12)
                                                       =========    =========

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In October 2002, the Company acquired certain assets of a scrap metals recycling company. The aggregate purchase consideration was $3.3 million consisting of (i) $3.0 million of cash paid at closing, (ii) contingent consideration of $0.2 million of cash placed in escrow, and payable in October 2003 after the achievement of certain earnout targets measured by tons of material purchased from acquired customer accounts, and (iii) $0.1 million of transaction costs. The Company obtained independent valuations of the tangible and intangible assets associated with the purchase and allocated the purchase consideration as follows: (i) $0.9 million to the fair value of equipment, (ii) $1.3 million to customer lists (which is being amortized over 15 years), and
(iii) $1.1 million to goodwill. In January 2003, the Company entered into a non-compete agreement, with a term of 4 years, with a former consultant for an aggregate consideration of $240,000.

     The Company's goodwill and other intangibles consist of the following at March 31 (in thousands):

                                              2003                        2002
                                    ------------------------    ------------------------
                                     GROSS                       GROSS
                                    CARRYING    ACCUMULATED     CARRYING    ACCUMULATED
                                     AMOUNT     AMORTIZATION     AMOUNT     AMORTIZATION
                                    --------    ------------    --------    ------------
Intangible assets:
  Customer lists                     $1,280         $(43)       $     0          $0
  Non-compete agreement                 240          (10)             0           0
  Pension intangible                      6            0              0           0
Goodwill                              4,336            0         15,461           0
                                     ------         ----        -------          --
Goodwill and other intangibles,
  net                                $5,862         $(53)       $15,461          $0
                                     ======         ====        =======          ==

     Total amortization expense for other intangibles for the year ended March 31, 2003 was $53,000. Amortization expense for other intangibles for the next five years is as follows (in thousands):

            FISCAL YEAR ENDING MARCH 31,
            2004                            $   145
            2005                                145
            2006                                145
            2007                                135
            2008                                 85

     During the year ended March 31, 2003, the Company reduced goodwill by $12.2 million as a result of the utilization of pre-emergence deferred tax assets (see
Note 11 -- Income Taxes).

NOTE 10 -- LONG-TERM DEBT

     Long-term debt consists of the following at March 31 (in thousands):

                                                                 2003        2002
                                                                -------    --------
Credit Agreement, average interest rate of 4.97% in 2003 and
  5.86% in 2002                                                 $57,225    $ 97,054
12 3/4% Junior Secured Notes due June 2004                       31,533      33,963
10% convertible note payable due December 2002                        0       1,568
Other debt (including capital leases), due 2003 to 2009,
  average interest rate of 8.26% in 2003 and 8.28% in 2002,
  with equipment and real estate generally pledged as
  collateral                                                        852       1,375
                                                                -------    --------
                                                                 89,610     133,960
Less -- current portion of long-term debt                          (318)     (2,321)
                                                                -------    --------
                                                                $89,292    $131,639
                                                                =======    ========

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Scheduled maturities of long-term debt are as follows (in thousands):

            FISCAL YEAR ENDING MARCH 31,
            2004                            $   318
            2005                             89,000
            2006                                 54
            2007                                 53
            2008                                 57
            Thereafter                          128
                                            -------
                        Total               $89,610
                                            =======

CREDIT AGREEMENT
     On June 29, 2001, the Company entered into a $150 million revolving loan and letter of credit facility (the "Credit Agreement") with Deutsche Bank Trust Company Americas, as agent for the lenders thereunder. On February 14, 2003, the Credit Agreement was amended to reduce the maximum amount of borrowings available under the credit facility to $115 million. On May 23, 2003, the Credit Agreement was amended to extend the maturity date to June 7, 2004. The Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $65 million or 70% of eligible inventory, and a fixed asset sublimit of $20.3 million as of May 29, 2003, which amortizes by $2.4 million on a quarterly basis and under certain other conditions. A security interest in substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, has been granted to the agent for the lenders as collateral against the obligations of the Company under the Credit Agreement. The Credit Agreement provides the Company with the option of borrowing based either on the prime rate (as specified by Deutsche Bank AG, New York Branch) or at the London Interbank Offered Rate ("LIBOR") plus a margin. Pursuant to the Credit Agreement, the Company pays a fee of .375% on the undrawn portion of the facility. Fees and expenses paid to the lenders by the Company during the year ended March 31, 2003 amounted to $2.8 million.

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

     The Company's ability to meet financial ratios and tests in the future may be affected by events beyond its control, including fluctuations in operating cash flows and working capital. While the Company currently expects to be in compliance with the covenants and satisfy the financial ratios and tests in the future, there can be no assurance that the Company will meet such financial ratios and tests or that it will be able to obtain future amendments or waivers to the Credit Agreement, if so needed, to avoid a default. In the event of a default, the lenders could elect to not make loans available to the Company and declare all amounts borrowed under the Credit Agreement to be due and payable. If the Company is not able to extend or renew the Credit Agreement and cannot obtain alternative financing, it will not be able to generate sufficient cash flows from operations to satisfy all of its obligations as they mature in fiscal 2005.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     During the year ended March 31, 2003, the Company repurchased $2.4 million par amount of Junior Secured Notes and recognized an extraordinary gain, net of tax, of $0.4 million.

CONVERTIBLE DEBT
     The Company issued a $1.6 million, 10% promissory note, due December 31, 2002, to its financial advisor involved in the Chapter 11 proceedings (see Note 3 -- Reorganization under Chapter 11). The Company repaid $0.8 million of the promissory note on December 31, 2002 and repaid the remaining balance of $0.8 million on January 31, 2003. The holder of the promissory note had the option of converting a minimum of $500,000 of the principal amount of the promissory note into common stock at $6.46 per share.

NOTE 11 -- INCOME TAXES

     At the emergence date, the Company had available federal net operating loss ("NOL") carryforwards of approximately $112 million, which expire through 2022, and net deferred tax assets (including NOL carryforwards) of approximately $75 million. Under fresh-start reporting, realization of net deferred tax assets that existed as of the emergence date will first reduce goodwill until exhausted and thereafter are reported as an increase to additional paid-in-capital. In addition, the use of emergence date net deferred tax assets during fiscal 2003 results in the recognition of income tax expense without the corresponding payment of cash taxes. The Company has recorded a valuation allowance against the emergence date net deferred tax assets, including NOL carryforwards remaining at March 31, 2003, due to the uncertainty regarding their ultimate realization. Realization is dependent upon generating sufficient future taxable income and the release of the valuation allowance is dependent on the Company's ability to forecast future results. When the Company is able to demonstrate a pattern of predictable level of profitability and thereby sufficiently reduce the uncertainty relating to the realization of the NOL's, the valuation allowance will be recorded first as a reduction of goodwill and then as an increase to paid-in-capital.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The provision for federal and state income taxes is as follows (in thousands):

                                  REORGANIZED COMPANY        |        PREDECESSOR COMPANY
                            -------------------------------- |  -------------------------------
                                               NINE MONTHS   |  THREE MONTHS
                              YEAR ENDED          ENDED      |      ENDED          YEAR ENDED
                            MARCH 31, 2003    MARCH 31, 2002 |  JUNE 30, 2001    MARCH 31, 2001
                            --------------    -------------- |  -------------    --------------
                                                             |
Federal:                                                     |
  Current                      $   363              $0       |       $0              $    0
  Deferred                      10,240               0       |        0               6,080
                               -------              --       |       --              ------
                                10,603               0       |        0               6,080
                               -------              --       |       --              ------
State:                                                       |
  Current                      $   223              $0       |       $0              $    0
  Deferred                       1,709               0       |        0               2,211
                               -------              --       |       --              ------
                                 1,932               0       |        0               2,211
                               -------              --       |       --              ------
Total tax provision            $12,535              $0       |       $0              $8,291
                               =======              ==       |       ==              ======

     The components of deferred tax assets and liabilities at March 31, related to the following (in thousands):

                                                              2003        2002
                                                            --------    --------
DEFERRED TAX ASSETS:
  Net operating loss carryforward                           $ 41,274    $ 37,053
  Goodwill and other intangibles                              37,380      39,943
  Depreciation                                                 1,435       2,869
  Employee benefit accruals                                    1,222       1,383
  Other                                                        2,514       7,143
                                                            --------    --------
                                                              83,825      88,391
                                                            --------    --------
DEFERRED TAX LIABILITIES:
  Depreciation                                               (23,758)    (28,909)
  Other                                                         (884)          0
                                                            --------    --------
                                                             (24,642)    (28,909)
                                                            --------    --------
NET DEFERRED TAX ASSET BEFORE VALUATION ALLOWANCE             59,183      59,482
VALUATION ALLOWANCE                                          (59,183)    (59,482)
                                                            --------    --------
NET DEFERRED TAX ASSET                                      $      0    $      0
                                                            ========    ========

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The reconciliation of the federal income tax rate to the Company's effective tax rate is as follows:

                                                  REORGANIZED COMPANY        |        PREDECESSOR COMPANY
                                            -------------------------------- |  -------------------------------
                                                               NINE MONTHS   |  THREE MONTHS
                                              YEAR ENDED          ENDED      |      ENDED          YEAR ENDED
                                            MARCH 31, 2003    MARCH 31, 2002 |  JUNE 30, 2001    MARCH 31, 2001
                                            --------------    -------------- |  -------------    --------------
                                                                             |
Normal statutory rate                            35.0%            (35.0)%    |       35.0%           (35.0)%
State income taxes, net of federal                                           |
  benefit                                         4.5              (3.9)     |        3.9             (3.2)
Change in valuation allowance                    (0.6)             37.3      |      (21.5)            24.2
Non-taxable cancellation of indebtedness                                     |
  income                                           --                --      |      (19.4)              --
Non-deductible goodwill impairment                 --                --      |         --             15.7
Non-deductible reorganization costs                --                --      |        2.0              0.3
Non-deductible goodwill amortization               --                --      |         --              0.2
Other                                            (0.5)              1.6      |        0.0              0.1
                                                 ----             -----      |      -----            -----
Effective tax rate                               38.4%              0.0%     |        0.0%             2.3%
                                                 ====             =====      |      =====            =====

NOTE 12 -- EMPLOYEE BENEFIT PLANS

401(K) AND PROFIT SHARING PLANS
     The Company offers a 401(k) plan covering substantially all employees. For non-union employees, the Company provides a matching contribution equal to 25% of the employee's pre-tax contribution, up to 6% of the employee's compensation. For employees covered under collective bargaining agreements, Company matching contributions are made in accordance with each respective collective bargaining agreement. Forfeitures of unvested Company contributions are used to reduce future Company matching contributions. The Company also may make a discretionary profit sharing contribution to the 401(k) plan. Matching contributions made by the Company amounted to $0.3 million for the year ended March 31, 2003, $0.2 million for the nine months ended March 31, 2002 and $0.2 million for the year ended March 31, 2001. No discretionary contributions have been made into the 401(k) plan.

PENSION PLANS
     The Company sponsors four defined benefit pension plans which cover certain employees of certain of the Company's subsidiaries. As of March 31, 2000, the Company permanently eliminated benefit accruals for future service for non-union employees covered under its defined benefit pension plans. For union employees, benefits under the plans are based either on years of service and compensation or based on years of service at fixed benefit rates. The Company's funding policy for these plans is to contribute amounts required to meet regulatory requirements. Plan assets are primarily invested in fixed income obligations of the U.S. government and agencies, cash equivalents and equity securities.

     Net pension cost (income) under these plans for the year ended March 31, 2003, the nine months ended March 31, 2002, the three months ended June 30, 2001 and the year ended March 31, 2001 were approximately $0.1 million, $0.1 million, $0.0 million, and $(0.1) million, respectively. The following table

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

sets forth the funded status of the pension plans and the amounts recognized in the Company's consolidated balance sheets at March 31 (in thousands):

                                                              REORGANIZED      | PREDECESSOR
                                                                COMPANY        |   COMPANY
                                                           ------------------  | -----------
                                                            2003       2002    |    2001
                                                           -------    -------  | -----------
                                                                               |
CHANGE IN BENEFIT OBLIGATION:                                                  |
  Projected benefit obligation at April 1                  $ 9,702    $ 9,259  |   $9,167
  Service cost                                                  88         68  |       77
  Interest cost                                                669        527  |      655
  Plan amendments                                                6        579  |        0
  Benefits paid                                               (648)      (345) |     (458)
  Actuarial (gain) loss                                        481       (386) |     (182)
                                                           -------    -------  |   ------
  Projected benefit obligation at March 31                  10,298      9,702  |    9,259
                                                           -------    -------  |   ------
CHANGE IN PLAN ASSETS:                                                         |
  Fair value of plan assets at April 1                       7,518      8,907  |    9,517
  Actual gain (loss) on plan assets                           (882)    (1,249) |     (216)
  Contributions                                                421        205  |       64
  Benefits paid                                               (648)      (345) |     (458)
                                                           -------    -------  |   ------
  Fair value of plan assets at March 31                      6,409      7,518  |    8,907
                                                           -------    -------  |   ------
PROJECTED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS       (3,889)    (2,184) |     (352)
Unrecognized transition (asset)                                  0          0  |      (94)
Unrecognized prior service cost                                  6          0  |      412
Unrecognized net loss (gain)                                 2,575        536  |     (616)
                                                           -------    -------  |   ------
Net amount recognized                                      $(1,308)   $(1,648) |   $ (650)
                                                           =======    =======  |   ======
AMOUNT RECOGNIZED IN CONSOLIDATED BALANCE SHEET:                               |
Intangible asset                                           $     6    $     0  |   $  103
Accrued benefit liability                                   (3,526)    (2,119) |   (1,056)
Accumulated other comprehensive loss                         2,212        471  |      303
                                                           -------    -------  |   ------
Net amount recognized                                      $(1,308)   $(1,648) |   $ (650)
                                                           =======    =======  |   ======
WEIGHTED AVERAGE ASSUMPTIONS AS OF YEAR END:                                   |
Discount rate                                                6.75%      7.50%  |    7.50%
Expected return on plan assets                               9.00%      9.00%  |    9.00%
Rate of compensation increase*                               5.00%      5.00%  |    5.00%

---------------
* Rate of compensation increase is applicable to only one of the defined benefit pension plans. Benefits for the other three defined benefit pension plans are based on years of service.

     Declines in equity markets resulted in negative investment returns in pension plan assets in 2003 and 2002, which caused pension assets to be lower than actuarial liabilities. As a result, the Company recorded additional minimum pension liabilities of $1.7 million for the year ended March 31, 2003 and $0.5 million for the nine months ended March 31, 2002. The corresponding amounts are required to be recognized as a separate component and reduction in stockholders' equity.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

LEASES
     The Company leases certain facilities and equipment under operating leases expiring at various dates. Lease expense was approximately $9.7 million, $6.9 million, $2.2 million and $8.2 million for the year ended

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

March 31, 2003, the nine months ended March 31, 2002, the three months ended June 30, 2001 and the year ended March 31, 2001, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                   FISCAL YEAR ENDING MARCH 31,
                   ----------------------------
                   2004                           $9,187
                   2005                            7,441
                   2006                            5,478
                   2007                            3,628
                   2008                            2,924
                   Thereafter                     19,047

LETTERS OF CREDIT
     As of March 31, 2003, the Company has outstanding letters of credit of $2.5 million. The letters of credit typically secure the rights to payment to certain third parties in accordance with specified terms and conditions.

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

     Certain of the Company's subsidiaries receive from, time to time, notices from the United States Environmental Protection Agency ("USEPA") that these companies and numerous other parties are considered potentially responsible parties and may be obligated under Superfund, or similar state regulatory schemes, to pay a portion of the cost of remedial investigation, feasibility studies and, ultimately, remediation to correct alleged releases of hazardous substances at various third party sites. Superfund may impose joint and several liability for the costs of remedial investigations and actions on the entities that arranged for disposal of certain wastes, the waste transporters that selected the disposal sites, and the owners and operators of these sites. Responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal, or ownership of the disposal site.

     Although recent amendments to the Superfund law have limited the exposure of scrap metal recyclers under Superfund for sales of recyclable material, the Company can provide no assurance that it will not become liable in the future for significant costs associated with the investigation and remediation of Superfund sites. The only Superfund site in which the Company is currently involved as a potentially responsible party is the Jack's Creek Superfund site in Pennsylvania. As part of the Chapter 11 proceedings, the Company agreed to pay the Jack's Creek PRP Group approximately $153,000 (of which only approximately $77,000 remains to be paid) to resolve its involvement in this Superfund site.

     On July 1, 1998, Metal Management Connecticut, Inc. ("MTLM-Connecticut"), a subsidiary of the Company, acquired the scrap metal recycling assets of Joseph
A. Schiavone Corp. (formerly known as Michael Schiavone & Sons, Inc.). The acquired assets include real property in North Haven, Connecticut upon which MTLM-Connecticut's scrap metal recycling operations are currently performed (the "North Haven Facility"). The owner of Joseph A. Schiavone Corp. was Michael Schiavone ("Schiavone").

     On March 31, 2003, the Connecticut DEP filed suit against Joseph A. Schiavone Corp., Schiavone, and MTLM-Connecticut in the Superior Court of the State of Connecticut -- Judicial District of Hartford. The suit alleges, among other things, that the North Haven Facility discharged and continues to discharge

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

contaminants, including oily material, into the environment and has failed to comply with the terms of certain permits and other filing requirements. The suit seeks injunctions to restrict MTLM-Connecticut from maintaining discharges and to require MTLM-Connecticut to remediate the facility. The suit also seeks civil penalties from all of the defendants in accordance with Connecticut environmental statutes. At this stage, the Company is not able to predict its potential liability in connection with this action or any required investigation and/or remediation. The Company believes that it has meritorious defenses to certain of the claims asserted in the suit and intends to vigorously defend itself against the claims. In addition, the Company believes it is entitled to indemnification from Joseph A. Schiavone Corp. and Schiavone for some or all of the obligations and liabilities that may be imposed on MTLM-Connecticut in connection with this matter under the various agreements governing its purchase of the North Haven Facility from Joseph A. Schiavone Corp. The Company cannot provide assurances that Joseph A. Schiavone Corp. or Schiavone will have sufficient resources to fund any or all indemnifiable claims that the Company may assert.

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

PURCHASE OF REAL PROPERTY
     In November 2001, the Company amended its lease agreement for land on which it operates a scrap metals recycling facility in Houston, Texas. The lease agreement expires on October 31, 2006 and provides for, among other things, an option for the lessor to sell the land to the Company beginning on the 22nd month of the lease at an amount which approximates fair value. The Company also has an option to purchase the land beginning in the 22nd month of the lease (August 2003). The purchase price for the land is based on the month in which the option is exercised as follows:

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

INDEMNIFICATION
     In connection with a prior acquisition, the Company has agreed to indemnify the selling shareholders in that acquisition (the "Selling Shareholders") for, among other things, breaches of representations, warranties and covenants and for guaranties provided by certain shareholders of commercial agreements. The Selling Shareholders' ability to assert indemnification claims expires in November 2003. No indemnification claims have been asserted against the Company. The amount that the Company could be required to pay under its indemnification obligations could range from $0 to a maximum amount of approximately $2 million, excluding interest and collection costs.

NOTE 14 -- STOCKHOLDERS' EQUITY

     The Company is authorized to issue, in one or more series, up to a maximum of 2,000,000 shares of preferred stock. The Company has currently not issued any shares of preferred stock. The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. In accordance with the

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Plan, the Company was required to distribute 10,000,000 shares of common stock and warrants to purchase 750,000 shares of common stock (designated as "Series A Warrants") as follows:

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
                                                           ==========    =======

     The Series A Warrants are immediately exercisable at an exercise price of $21.19 per share and expire on June 29, 2006. As of the date of this report, the Company has issued all 9,900,000 shares of common stock to Class 6 Creditors. However, not all shares of common stock and Series A Warrants have been issued to the Predecessor Company preferred stockholders and common stockholders as these stockholders are required to return their Predecessor Company common stock and preferred stock certificates in order to receive a distribution. For accounting purposes, all 10,000,000 shares of common stock issued pursuant to the Plan are deemed to be outstanding.

NOTE 15 -- STOCK-BASED COMPENSATION PLANS

STOCK OPTION PLANS
     In accordance with the Plan, all options granted by the Predecessor Company were cancelled as of the Effective Date.

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

                                                                         WEIGHTED
                                                                         AVERAGE
                                                            SHARES    EXERCISE PRICE
                                                            ------    --------------
Options outstanding at March 31, 2002                            0        $0.00
Granted                                                     60,000         3.75
Exercised                                                        0         0.00
Expired/forfeited                                                0         0.00
                                                            ------        -----
Options outstanding at March 31, 2003                       60,000        $3.75
                                                            ======        =====
Exercisable at March 31, 2003                               60,000        $3.75
                                                            ======        =====

WARRANTS
     In accordance with the Plan, all warrants issued by the Predecessor Company were cancelled as of the Effective Date. As indicated in Note
3 -- Reorganization Under Chapter 11, a Management Equity Incentive Plan was approved under the Plan. The Series B and Series C Warrants were issued to key employees and each vest ratably over three years and are exercisable for a period of five years and seven years, respectively, from the grant date.

     The Series A Warrants, issued pursuant to the Plan, are immediately exercisable and expire on June 29, 2006. As of March 31, 2003, Series A Warrants to purchase 684,029 shares of common stock had been issued.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In May 2002, the Company issued, to certain employees, warrants to purchase 260,000 shares of common stock at an exercise price of $3.75 per share, and also issued to each non-employee director a warrant to purchase 15,000 shares of common stock at an exercise price of $6.50 per share.

     Summarized information for warrants issued by the Company is as follows:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                                                EXERCISE
                                                                 SHARES          PRICE
                                                                ---------       --------
Warrants outstanding at June 30, 2001                                   0       $  0.00
Granted                                                         2,162,718         12.36
Exercised                                                               0          0.00
Expired/forfeited                                                       0          0.00
                                                                ---------       -------
Warrants outstanding at March 31, 2002                          2,162,718         12.36
Granted                                                           328,811          4.72
Exercised                                                               0          0.00
Expired/forfeited                                                 (12,500)       (10.35)
                                                                ---------       -------
Warrants outstanding at March 31, 2003                          2,479,029       $ 11.35
                                                                =========       =======
Exercisable at March 31, 2003                                   1,878,190       $ 12.63
                                                                =========       =======

     The following table summarizes information about options and warrants outstanding at March 31, 2003:

                                                                                            OPTIONS/WARRANTS
                                                  OPTIONS/WARRANTS OUTSTANDING                 EXERCISABLE
                                            ----------------------------------------      ---------------------
                                                            WEIGHTED
                                                             AVERAGE        WEIGHTED                   WEIGHTED
                                                            REMAINING       AVERAGE                    AVERAGE
                                                           CONTRACTUAL      EXERCISE                   EXERCISE
EXERCISE PRICES                              SHARES        LIFE (YRS)        PRICE        SHARES        PRICE
---------------                              ------        -----------      --------      ------       --------
$3.75                                         317,500         5.15           $ 3.75       192,500       $ 3.75
$6.50                                       1,047,500         3.58           $ 6.50       728,330       $ 6.50
$12.00                                        490,000         5.25           $12.00       333,331       $12.00
$21.19                                        684,029         3.25           $21.19       684,029       $21.19

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 16 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial information for the Company's last eight fiscal quarters (in thousands, except per share amounts):

                                                                  REORGANIZED COMPANY
                                                --------------------------------------------------------
FISCAL 2003:                                      JUNE 30         SEPT. 30       DEC. 31        MAR. 31
------------                                    -----------       --------       --------       --------
Net sales                                        $193,468         $192,845       $169,546       $214,150
Gross profit                                       28,280           24,815         19,080         32,966
Non-cash and non-recurring expense(a)                   0                0           (695)             0
Net income (loss)                                   7,337            6,355(b)        (272)(c)      7,081(d)
Basic earnings per share(e)                      $   0.72         $   0.62       $  (0.03)      $   0.70
Diluted earnings per share(e)                    $   0.71         $   0.61       $  (0.03)      $   0.69

                                                PREDECESSOR   |
                                                  COMPANY     |            REORGANIZED COMPANY
                                                -----------   |   --------------------------------------
FISCAL 2002:                                      JUNE 30     |   SEPT. 30       DEC. 31        MAR. 31
------------                                    -----------   |   --------       --------       --------
                                                              |
Net sales                                        $166,268     |   $156,978       $141,265       $166,552
Gross profit                                       17,052     |     17,614         15,344         22,657
Non-cash and non-recurring expense(a)               1,941     |          0          3,100            844
Income (loss) from continuing operations                      |
  before reorganization costs, income taxes,                  |
  cumulative effect of change in accounting                   |
  principle and extraordinary gain                 (6,407)    |     (1,736)        (6,203)         2,313
Net income (loss)                                 128,599     |     (1,991)        (6,405)         2,313
Basic and diluted earnings (loss) per                         |
  share(e):                                      $   2.08     |   $  (0.20)      $  (0.63)      $   0.23

---------------

(a) Reflects charges recorded for the impairment of fixed assets and facility abandonments. See Note 5 -- Non-Cash and Non-Recurring Expense (Income).

(b) Includes a $2.6 million pre-tax gain on the sale of excess real estate.

(c) Includes a tax charge of $1.8 million to reflect positions taken upon filing the fiscal 2002 tax return in December 2002. As a result of the tax filing, the Company revised its estimates relating to emergence date tax assets that are available to offset current year taxable income.

(d) Includes income from the Company's Southern joint venture of $1.8 million representing its share of the earnings of Southern and $1.5 million from the cash recovery of an impaired note.

(e) The sum of the quarterly per share amounts will not equal per share amounts reported for the year-to-date period due to the changes in the number of weighted-average shares outstanding for each period.

                             METAL MANAGEMENT, INC.
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                              BALANCE AT    CHARGED TO    CHARGED TO    DEDUCTIONS,    BALANCE AT
                                              BEGINNING     COSTS AND       OTHER         NET OF         END OF
                                              OF PERIOD      EXPENSES      ACCOUNTS     RECOVERIES       PERIOD
                                              ----------    ----------    ----------    -----------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
PREDECESSOR COMPANY:
  Year Ended March 31, 2001                    $ 2,642       $ 5,678       $     0       $ (6,717)      $ 1,603
  Three Months Ended June 30, 2001             $ 1,603       $ 1,058       $     0       $   (357)      $ 2,304
-----------------------------------------------------------------------------------------------------------------
REORGANIZED COMPANY:
  Nine Months Ended March 31, 2002             $ 2,304       $ 2,031       $     0       $ (1,968)      $ 2,367
  Year Ended March 31, 2003                    $ 2,367       $   365       $     0       $ (1,729)      $ 1,003

TAX VALUATION ALLOWANCE:
PREDECESSOR COMPANY:
  Year Ended March 31, 2001                    $   470       $86,923       $     0       $      0       $87,393
  Three Months Ended June 30, 2001             $87,393       $     0       $     0       $(22,881)      $64,512
-----------------------------------------------------------------------------------------------------------------
REORGANIZED COMPANY:
  Nine Months Ended March 31, 2002             $64,512             0       $     0       $ (5,030)      $59,482
  Year Ended March 31, 2003                    $59,482       $(2,933)      $ 2,634       $      0       $59,183