Form 10-Q
period 2003-06-30
METAL MANAGEMENT INC
filed 2003-08-14
CIK 795665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ---------------------------

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ________ TO________

                          COMMISSION FILE NO. 0-14836
                          ---------------------------

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

       Registrant's telephone number, including area code: (312) 645-0700
                          ---------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No ___

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes ___     No  X

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X      No ___

     As of August 7, 2003, the registrant had 10,591,964 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----

PART I:     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Consolidated Statements of Operations -- three months ended
              June 30, 2003 and 2002 (unaudited)                              1

            Consolidated Balance Sheets -- June 30, 2003 and March 31,
              2003 (unaudited)                                                2

            Consolidated Statements of Cash Flows -- three months ended
              June 30, 2003 and 2002 (unaudited)                              3

            Consolidated Statement of Stockholders' Equity -- three
              months ended June 30, 2003 (unaudited)                          4

            Notes to Consolidated Financial Statements (unaudited)            5

ITEM 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      14

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk       24

ITEM 4.     Controls and Procedures                                          24

PART II:    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                25

ITEM 6.     Exhibits and Reports on Form 8-K                                 25

            Signatures                                                       26

            Exhibit Index                                                    27

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                                     THREE MONTHS ENDED
                                                                -----------------------------
                                                                 JUNE 30,           JUNE 30,
                                                                   2003               2002
                                                                   ----               ----
NET SALES                                                       $  226,982         $  193,468
Cost of sales                                                      196,958            165,188
                                                                ----------         ----------
Gross profit                                                        30,024             28,280

Operating expenses:
  General and administrative                                        12,596             11,378
  Depreciation and amortization                                      4,617              4,384
                                                                ----------         ----------
Total operating expenses                                            17,213             15,762
                                                                ----------         ----------
OPERATING INCOME                                                    12,811             12,518

Income (loss) from joint ventures                                      885                (30)
Interest expense                                                    (2,262)            (3,005)
Interest and other income, net                                           9                 91
                                                                ----------         ----------

Income before income taxes                                          11,443              9,574
Provision for income taxes                                          (4,424)            (2,237)
                                                                ----------         ----------
NET INCOME                                                      $    7,019         $    7,337
                                                                ==========         ==========

EARNINGS PER SHARE:
  Basic                                                         $     0.69         $     0.72
                                                                ==========         ==========
  Diluted                                                       $     0.66         $     0.71
                                                                ==========         ==========

SHARES USED IN COMPUTATION OF EARNINGS PER SHARE:
  Basic                                                             10,229             10,161
                                                                ==========         ==========
  Diluted                                                           10,600             10,404
                                                                ==========         ==========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                                JUNE 30,         MARCH 31,
                                                                  2003             2003
                                                                  ----             ----
                           ASSETS
Current assets:
  Cash and cash equivalents                                     $  1,143         $    869
  Accounts receivable, net                                        80,506           66,746
  Inventories                                                     52,579           49,319
  Prepaid expenses and other assets                                7,026            7,167
                                                                --------         --------
     TOTAL CURRENT ASSETS                                        141,254          124,101

Property and equipment, net                                      115,522          114,684
Goodwill and other intangibles, net                                2,678            5,809
Deferred financing costs, net                                      1,283            1,290
Other assets                                                       3,675            2,767
                                                                --------         --------
                        TOTAL ASSETS                            $264,412         $248,651
                                                                ========         ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                             $    376         $    318
  Accounts payable                                                52,525           57,195
  Accrued interest                                                   285            1,483
  Other accrued liabilities                                       16,518           17,571
                                                                --------         --------
     TOTAL CURRENT LIABILITIES                                    69,704           76,567

Long-term debt, less current portion                             102,383           89,292
Other liabilities                                                  4,245            4,510
                                                                --------         --------
     TOTAL LONG-TERM LIABILITIES                                 106,628           93,802

Stockholders' equity:
     Preferred stock                                                   0                0
     New common equity -- issuable                                     0               98
     Common stock                                                    105              102
     Warrants                                                        428              423
     Additional paid-in capital                                   68,322           65,453
     Accumulated other comprehensive loss                         (2,212)          (2,212)
     Retained earnings                                            21,437           14,418
                                                                --------         --------
       TOTAL STOCKHOLDERS' EQUITY                                 88,080           78,282
                                                                --------         --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $264,412         $248,651
                                                                ========         ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                      THREE MONTHS ENDED
                                                                -------------------------------
                                                                 JUNE 30,            JUNE 30,
                                                                   2003                2002
                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $     7,019         $     7,337
Adjustments to reconcile net income to cash flows from
  operating activities:
     Depreciation and amortization                                    4,617               4,384
     Deferred taxes                                                   4,180               2,237
     (Income) loss from joint ventures                                 (885)                 30
     Amortization of debt issuance costs                                372                 548
     Provision for bad debt                                              81                 136
     Other                                                              136                 263
Changes in assets and liabilities:
     Accounts receivable                                            (13,841)            (14,488)
     Inventories                                                     (3,260)             (1,850)
     Accounts payable                                                (4,670)              4,605
     Accrued interest                                                (1,198)             (1,148)
     Other                                                           (5,367)                654
                                                                -----------         -----------
Net cash (used in) provided by operating activities                 (12,816)              2,708

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                (1,611)             (1,597)
  Proceeds from sale of property and equipment                          225                 345
  Other                                                                 (25)                 25
                                                                -----------         -----------
Net cash used in investing activities                                (1,411)             (1,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of long-term debt                                       229,562             178,920
  Repayments of long-term debt                                     (216,413)           (180,003)
  Proceeds from exercise of warrants                                  1,717                   0
  Fees paid to issue long-term debt                                    (365)                (27)
                                                                -----------         -----------
Net cash provided by (used in) financing activities                  14,501              (1,110)
                                                                -----------         -----------

Net increase in cash and cash equivalents                               274                 371
Cash and cash equivalents at beginning of period                        869                 838
                                                                -----------         -----------

Cash and cash equivalents at end of period                      $     1,143         $     1,209
                                                                ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                   $     3,073         $     3,583
                                                                ===========         ===========
Taxes paid                                                      $       110         $         5
                                                                ===========         ===========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)

                                  NEW                                                                 ACCUMULATED
                                 COMMON            COMMON STOCK                        ADDITIONAL        OTHER
                                EQUITY -           ------------                         PAID-IN      COMPREHENSIVE     RETAINED
                                ISSUABLE       SHARES        AMOUNT       WARRANTS      CAPITAL          LOSS          EARNINGS
                                --------       ------        ------       --------      -------          ----          --------
BALANCE AT MARCH 31, 2003      $       98        10,153    $      102    $      423    $   65,453     $   (2,212)     $   14,418
Distribution of equity in
  accordance with the Plan            (98)            2             0             8            90              0               0
Issuance of restricted
  stock                                 0            21             0             0            32              0               0
Exercise of stock warrants
  and related tax benefits              0           302             3            (3)        2,747              0               0
Net income                              0             0             0             0             0              0           7,019
                               ----------    ----------    ----------    ----------    ----------     ----------      ----------
BALANCE AT JUNE 30, 2003       $        0        10,478    $      105    $      428    $   68,322     $   (2,212)     $   21,437
                               ==========    ==========    ==========    ==========    ==========     ==========      ==========


                               TOTAL
                               -----
BALANCE AT MARCH 31, 2003    $   78,282
Distribution of equity in
  accordance with the Plan            0
Issuance of restricted
  stock                              32
Exercise of stock warrants
  and related tax benefits        2,747
Net income                        7,019
                             ----------
BALANCE AT JUNE 30, 2003     $   88,080
                             ==========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Metal Management, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. Certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

     Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

New Accounting Pronouncements
     In April 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement addresses, among other items, the classification of gains and losses from extinguishment of debt. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria set forth in APB Opinion No. 30. The Company adopted this statement on April 1, 2003. The adoption of this statement will result in the reclassification of the extraordinary gains on the debt extinguishments recognized during the year ended March 31, 2003 and the extraordinary gain on debt discharge recognized during the three months ended June 30, 2001 as other income in the Company's statement of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The Company adopted this statement on December 31, 2002. The adoption of this statement resulted in additional disclosures made by the Company which are included in this Report.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. FIN 46 will be applicable to the Company in the second quarter of fiscal 2004, for interests acquired in variable interest entities prior to February 1, 2003. The Company does not have any variable interest entities and therefore adoption of this interpretation will have no impact on its consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect this statement to impact its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003 (our second quarter of fiscal 2004). The Company does not expect this statement to impact its consolidated financial statements.

Stock Based Compensation
     The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations and complies with the disclosure-only provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." Pursuant to APB No. 25, no stock-based compensation cost is recognized with respect to options and warrants granted that have an exercise price equal or greater than the market value of the common stock on the date of grant. During the three months ended June 30, 2002, the Company recognized stock compensation expense for warrants granted to a consultant.

     During the three months ended June 30, 2003, the Company granted 20,776 shares of restricted stock under its 2002 Incentive Stock Plan to certain employees, giving them the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares. Such shares are subject to forfeiture if certain employment conditions are not met. The restricted stock vests through March 31, 2006.

     The fair value of the restricted shares at the date of grant is amortized to expense ratably over the vesting period. The Company recorded stock compensation expense of approximately $32,000 related to restricted stock in the three months ended June 30, 2003.

     Net income, as reported, includes the after-tax impact of stock compensation expense related to the restricted stock issued. The following table illustrates the pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except for earnings per share):

                                                    THREE MONTHS ENDED
                                                 ------------------------
                                                  JUNE 30,      JUNE 30,
                                                    2003          2002
                                                    ----          ----
Net income, as reported                          $    7,019    $    7,337
  Add: Stock-based employee compensation
     expense included in reported net income,
     net of related tax effects                           0            29
  Deduct: Total stock-based employee
     compensation expense determined under
     the fair value method for all awards,
     net of related tax effects                        (155)         (498)
                                                 ----------    ----------
PRO FORMA NET INCOME                             $    6,864    $    6,868
                                                 ==========    ==========
Earnings per share:
  Basic -- as reported                           $     0.69    $     0.72
                                                 ==========    ==========
  Basic -- pro forma                             $     0.67    $     0.68
                                                 ==========    ==========
  Diluted -- as reported                         $     0.66    $     0.71
                                                 ==========    ==========
  Diluted -- pro forma                           $     0.64    $     0.66
                                                 ==========    ==========

NOTE 2 -- EARNINGS PER SHARE

     Basic earnings per common share ("EPS") is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants. The following is a reconciliation of the numerators and denominators used in computing EPS (in thousands, except for earnings per share):

                                                    THREE MONTHS ENDED
                                                 ------------------------
                                                  JUNE 30,      JUNE 30,
                                                    2003          2002
                                                    ----          ----
NUMERATOR:
Net income                                       $    7,019    $    7,337
Elimination of interest expense upon assumed
  conversion of note payable, net of tax                  0            30
                                                 ----------    ----------
Net income                                       $    7,019    $    7,367
                                                 ==========    ==========
DENOMINATOR:
Weighted average number of shares outstanding        10,229        10,161
Assumed conversion of note payable                        0           243
Incremental common shares attributable to
  dilutive stock options and warrants                   371             0
                                                 ----------    ----------
Weighted average number of diluted shares
  outstanding                                        10,600        10,404
                                                 ==========    ==========
Basic earnings per share                         $     0.69    $     0.72
                                                 ==========    ==========
Diluted earnings per share                       $     0.66    $     0.71
                                                 ==========    ==========

     For the three months ended June 30, 2003 and 2002, approximately 1.2 million and 2.3 million potential common shares, respectively, related to stock options and warrants were excluded from the diluted EPS calculation as the option and warrant exercise prices were greater than the average market price of the Company's common stock for the period.

NOTE 3 -- SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories
     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following at (in thousands):

                                     JUNE 30, 2003    MARCH 31, 2003
                                     -------------    --------------
Ferrous metals                        $   31,927        $   32,791
Non-ferrous metals                        20,050            15,851
Other                                        602               677
                                      ----------        ----------
                                      $   52,579        $   49,319
                                      ==========        ==========

Property and Equipment
     Property and equipment consisted of the following at (in thousands):

                                                          MARCH 31,
                                         JUNE 30, 2003       2003
                                         -------------    ----------
Land and improvements                     $   27,704      $   23,759
Buildings and improvements                    19,257          19,180
Operating machinery and equipment             88,207          87,846
Automobiles and trucks                         8,919           8,724
Computer equipment and software                2,229           2,227
Furniture, fixture and office
  equipment                                      799             773
Construction in progress                       3,191           2,570
                                          ----------      ----------
                                             150,306         145,079
Less -- accumulated depreciation             (34,784)        (30,395)
                                          ----------      ----------
                                          $  115,522      $  114,684
                                          ==========      ==========

Other Accrued Liabilities
     Other accrued liabilities consisted of the following at (in thousands):

                                                                   MARCH 31,
                                              JUNE 30, 2003           2003
                                              -------------        ---------
Accrued employee compensation and benefits    $      4,653        $      9,783
Accrued land purchase obligation                     4,000                   0
Accrued insurance                                    1,889               1,059
Accrued real and personal property taxes             2,220               1,659
Other                                                3,756               5,070
                                              ------------        ------------
                                              $     16,518        $     17,571
                                              ============        ============

NOTE 4 -- GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles consisted of the following at (in thousands):

                                         JUNE 30, 2003                       MARCH 31, 2003
                                         -------------                       --------------
                                    GROSS                               GROSS
                                   CARRYING        ACCUMULATED         CARRYING        ACCUMULATED
                                    AMOUNT         AMORTIZATION         AMOUNT         AMORTIZATION
                                   --------        ------------        --------        ------------
Other intangibles:
     Customer lists              $      1,280       $     (64)       $      1,280       $     (43)
     Non-compete agreement                240             (25)                240             (10)
     Pension intangible                     6               0                   6               0

Goodwill                                1,241               0               4,336               0
                                 ------------       ---------        ------------       ---------
  Goodwill and other
     intangibles                 $      2,767       $     (89)       $      5,862       $     (53)
                                 ============       =========        ============       =========

     Total amortization expense for other intangibles during the three months ended June 30, 2003 was $36,000. Based on the other intangibles recorded as of June 30, 2003, annual amortization expense for other intangibles will be approximately $0.1 million for each of the next five fiscal years.

     During the three months ended June 30, 2003, the Company reduced goodwill by $3.2 million as a result of the utilization of pre-emergence deferred tax assets (see Note 6 -- Income Taxes).

NOTE 5 -- LONG-TERM DEBT

     Long-term debt consisted of the following at (in thousands):

                                                                         MARCH 31,
                                                     JUNE 30, 2003          2003
                                                     -------------       ---------
Credit agreement                                      $   70,429         $   57,225
12 3/4% Junior Secured Notes due June 2004                31,533             31,533
Other debt (including capital leases)                        797                852
                                                      ----------         ----------
                                                         102,759             89,610
Less -- current portion of long-term debt                   (376)              (318)
                                                      ----------         ----------
                                                      $  102,383         $   89,292
                                                      ==========         ==========

Credit Agreement
     On August 13, 2003, the Company entered into an amended and restated credit facility (the "Credit Agreement") with Deutsche Bank Trust Company Americas, as agent for the lenders thereunder. The Credit Agreement provides for maximum borrowings of $130 million and expires on July 1, 2007. $110 million of the Credit Agreement is available as a revolving loan and letter of credit facility and $20 million was committed as a term loan to be funded upon repurchase of the Junior Secured Notes. In consideration for the Credit Agreement, the Company paid fees and expenses of approximately $2.5 million. The Credit Agreement is available to fund working capital needs, for general corporate purposes and to repurchase and redeem the Junior Secured Notes.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $45 million or 70% of eligible inventory, a fixed asset sublimit of $12.7 million as of August 13, 2003, and a term loan of $20.0 million (the "Term Loan"). The fixed asset sublimit amortizes by $2.5 million on a quarterly basis and under certain other conditions. Upon the full amortization of the fixed asset sublimit, the Term Loan will then amortize by $2.5 million on a quarterly basis and under certain other conditions. A security interest in substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, has been granted to the agent for the lenders as collateral against the obligations of the Company under the Credit Agreement. Pursuant to the Credit Agreement, the Company pays a fee of .375% on the undrawn portion of the facility.

     Borrowings on all outstanding balances under the Credit Agreement (other than the Term Loan) bear interest, at the Company's option, either at the prime rate (as specified by Deutsche Bank AG, New York Branch) plus a margin or LIBOR plus a margin. The margin on prime rate loans range from 0.50% to 1.00% and the margin on LIBOR loans range from 2.50% to 3.00%. The margin is based on the leverage ratio (as defined in the Credit Agreement) achieved by the Company for the preceding quarter. Borrowings under the Term Loan bear interest at LIBOR plus 6.00% (with a floor on LIBOR equal to 2.50%).

     Under the Credit Agreement, the Company is required to satisfy specified financial covenants, including a minimum fixed charge coverage ratio of 1.25 to
1.00 and a maximum leverage ratio of 3.00 to 1.00, through December 31, 2004. After December 31, 2004, the maximum leverage ratio is 2.25 to 1.00. Both ratios are tested for the twelve-month period ending each fiscal quarter. The Credit Agreement also limits capital expenditures to $16 million for the twelve-month period ending each fiscal quarter.

     The Credit Agreement also contains restrictions which, among other things, limit the Company's ability to (i) incur additional indebtedness; (ii) pay dividends; (iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on the Company's assets; and (viii) other matters customarily restricted in such agreements.

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

     On August 12, 2003, the Company and five note holders entered into Note Purchase Agreements whereby the Company will purchase approximately $30.5 million par amount of Junior Secured Notes at a price of 101% of the principal amount, plus accrued and unpaid interest. The Company will use availability under the Credit Agreement to fund the repurchase of the Junior Secured Notes. In addition, in accordance with the Indenture governing the Junior Secured Notes, the Company will provide notice to the trustee to redeem the remaining $1.0 million par amount of Junior Secured Notes at a price of 100% of the principal amount, plus accrued and unpaid interest. The Company expects the final redemption of the remaining Junior Secured Notes to occur on or around September 30, 2003. The Junior Secured Notes will be cancelled following their repurchase and redemption.

     The Junior Secured Notes are classified as long-term debt on the Company's unaudited balance sheet as of June 30, 2003 as they have been or will be repaid with proceeds available under the Credit Agreement.

NOTE 6 -- INCOME TAXES

     The Company recorded income tax expense of $4.4 million in the three months ended June 30, 2003. The effective income tax rate differs from the statutory tax rate due primarily to the effects of state income taxes. During the three months ended June 30, 2003, the Company recorded tax benefits of $1.0 million, related to exercise of stock warrants, as an increase to additional paid-in capital. The tax benefits from the exercise of stock warrants resulted in a lower utilization of net operating loss ("NOL") carryforwards, but had no impact on the effective tax rate.

     Upon emergence from bankruptcy on June 29, 2001, the Company had available NOL carryforwards of approximately $112 million, which expire through 2022, and net deferred tax assets (including NOL carryforwards) of approximately $75 million. In accordance with SFAS No. 109, "Accounting for Income Taxes," realization of net deferred tax assets that existed as of the emergence date will first reduce goodwill until exhausted and thereafter are reported as an increase to additional paid-in capital. In addition, the use of emergence date net deferred tax assets during the three months ended June 30, 2003 resulted in the recognition of income tax expense without the corresponding payment of cash taxes. The Company has recorded a valuation allowance against the emergence date net deferred tax assets, including NOL carryforwards remaining at June 30, 2003, due to the uncertainty regarding their ultimate realization. Realization is dependent upon generating sufficient future taxable income and the release of the valuation allowance is dependent on the Company's ability to forecast future results. When the Company is able to demonstrate a pattern of predictable level of profitability and thereby sufficiently reduce the uncertainty relating to the realization of the NOL carryforwards, the valuation allowance will be reversed and recorded first as a reduction of goodwill until exhausted and then as an increase to additional paid-in capital.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

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

     Certain of the Company's subsidiaries receive from, time to time, notices from the United States Environmental Protection Agency that these companies and numerous other parties are considered potentially responsible parties and may be obligated under Superfund, or similar state regulatory schemes, to pay a portion of the cost of remedial investigation, feasibility studies and, ultimately, remediation to correct alleged releases of hazardous substances at various third party sites. Superfund may impose joint and several liability for the costs of remedial investigations and actions on the entities that arranged for disposal of certain wastes, the waste transporters that selected the disposal sites, and the owners and operators of these sites. Responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal, or ownership of the disposal site.

     Although recent amendments to the Superfund law have limited the exposure of scrap metal recyclers under Superfund for sales of recyclable material, the Company can provide no assurance that it will not become liable in the future for significant costs or penalties associated with the investigation and remediation of Superfund sites. The only Superfund site in which the Company is currently involved as a potentially responsible party is the Jack's Creek Superfund site in Pennsylvania. As part of the Company's Chapter 11 bankruptcy proceedings, the Company agreed to pay the Jack's Creek PRP Group approximately $153,000 (of which approximately $57,000 remains to be paid) to discharge its obligations in connection with this Superfund site.

     On July 1, 1998, Metal Management Connecticut, Inc. ("MTLM-Connecticut"), a subsidiary of the Company, acquired the scrap metal recycling assets of Joseph
A. Schiavone Corp. (formerly known as Michael Schiavone & Sons, Inc.). The acquired assets include real property in North Haven, Connecticut upon which MTLM-Connecticut's scrap metal recycling operations are currently performed (the "North Haven Facility"). The owner of Joseph A. Schiavone Corp. was Michael Schiavone ("Schiavone"). On March 31, 2003, the Connecticut Department of Environmental Protection filed suit against Joseph A. Schiavone Corp., Schiavone, and MTLM-Connecticut in the Superior Court of the State of Connecticut -- Judicial District of Hartford. The suit alleges, among other things, that the North Haven Facility discharged and continues to discharge contaminants, including oily material, into the environment and has failed to comply with the terms of certain permits and other filing requirements. The suit seeks injunctions to restrict MTLM-Connecticut from maintaining discharges and to require MTLM-Connecticut to remediate the facility. The suit also seeks civil penalties from all of the defendants in accordance with Connecticut environmental statutes. At this stage, the Company is not able to predict MTLM-Connecticut's potential liability in connection with this action or any required investigation and/or remediation. The Company believes that MTLM-Connecticut has meritorious defenses to certain of the claims asserted in the suit and MTLM-Connecticut intends to vigorously defend itself against the claims. In addition, the Company believes it is entitled to indemnification from Joseph A. Schiavone Corp. and Schiavone for some or all of the obligations and liabilities that may be imposed on MTLM-Connecticut in connection with this matter under the various agreements governing its purchase of the North Haven Facility from Joseph A. Schiavone Corp. The Company cannot provide assurances that Joseph A. Schiavone Corp. or Schiavone will have sufficient resources to fund any or all indemnifiable claims that the Company may assert.

Legal Proceedings
     In May 2003, a former employee of Metal Management Memphis, L.L.C. ("MTLM-Memphis"), a subsidiary of the Company, filed suit individually and on behalf of his minor children (Callicutt v. Metal Management Memphis LLC) in the Circuit Court of Shelby County, Tennessee for the 30th Judicial District at Memphis, alleging that he was exposed to hazardous concentrations of toxic substances, including lead dust, as an employee of MTLM-Memphis. Plaintiff further claims that his minor children have sustained neuro-cognitive and brain injuries allegedly as a result of lead contamination being transferred from his clothing to the children. The suit seeks $1.5 million in compensatory damages, an unspecified amount of punitive damages and for the establishment by MTLM-Memphis of a fund to provide plaintiffs with on-going medical treatment. The Company intends to vigorously defend these allegations; however, initial discovery has not yet begun, and the Company is not able at this preliminary stage to estimate MTLM-Memphis' potential liability, if any, in connection with this action.

     In January 2003, the Company received a subpoena requesting that it provide documents to a grand jury that is investigating scrap metal purchasing practices in the four state region of Ohio, Illinois, Indiana and Michigan. The Company is fully cooperating with the subpoena and the grand jury's investigation. The Company is unable at this preliminary stage to determine future legal costs or other costs to be incurred in responding to such subpoena or other impact to the Company of such investigation.

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

Purchase of Real Property
     In November 2001, the Company amended its lease agreement for land on which it operates a scrap metals recycling facility in Houston, Texas. The lease agreement expires on October 31, 2006 and provides for, among other things, an option for the lessor to sell the land to the Company beginning on the 22nd month of the lease at an amount which approximates fair value. The Company has an option to purchase the land beginning on the 22nd month of the lease (August
2003). The Company exercised its purchase option and expects to acquire the land for $4.0 million. The land purchase should close on or about September 29, 2003.

Indemnification
     In connection with a prior acquisition, the Company has agreed to indemnify the selling shareholders in that acquisition for, among other things, breaches of representations, warranties and covenants and for guarantees provided by certain shareholders of commercial agreements. The selling shareholders' ability to assert indemnification claims expires in November 2003. No indemnification claims have been asserted against the Company to date. The amount that the Company could be required to pay under its indemnification obligations could range from $0 to a maximum amount of approximately $2 million, excluding interest and collection costs.

NOTE 8 -- STOCKHOLDERS' EQUITY

     In accordance with the Company's plan of reorganization (the "Plan"), the Company was required to distribute 10,000,000 shares of common stock and warrants to purchase 750,000 shares of common stock (designated as "Series A Warrants") as follows:

                                                         COMMON          SERIES A
                                                          STOCK          WARRANTS
                                                          -----          --------
Unsecured creditors                                       9,900,000               0
Predecessor company preferred stockholders                    7,300          54,750
Predecessor company common stockholders                      92,700         695,250
                                                      -------------    ------------
       Total                                             10,000,000         750,000
                                                      =============    ============

     The Series A Warrants are immediately exercisable at an exercise price of $21.19 per share and expire on June 29, 2006. Preferred stockholders and common stockholders of the predecessor company were required to return their old preferred and common stock certificates in order to receive a distribution of the Company's common stock and Series A Warrants. Pursuant to the Plan, any claims which were not made by the second anniversary of the Plan (June 29, 2003) were deemed to have been forfeited. The Company has cancelled 7,221 shares of common stock and Series A Warrants to acquire 53,281 shares of common stock which were issuable to predecessor company preferred stockholders and common stockholders and not timely claimed. All 9,900,000 shares of common stock were distributed to the Company's unsecured creditors.

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metal Management, Inc. (herein, "Metal Management," the "Company," "we," "us" or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under "Risk Factors" appearing in our Annual Report on Form 10-K for the year ended March 31, 2003, as the same may be amended from time to time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2003 ("Annual Report").

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

Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $0.9 million and $1.0 million at June 30, 2003 and March 31, 2003, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

     As indicated in our Annual Report under the section entitled "Risk
Factors -- The loss of any significant customers could adversely affect our results of operations or financial condition," the weakening business cycle in the steel and metals sectors during our fiscal 2001 led to bankruptcy filings by many of our customers which caused us to recognize additional allowances for uncollectible accounts receivable. While we believe our allowance for uncollectible accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings.

Inventory
     Our inventories primarily consist of ferrous and non-ferrous scrap metals and are valued at the lower of average purchased cost or market. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. As indicated in our Annual Report under the section entitled "Risk Factors -- Prices of commodities we own may be volatile," we are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to rapidly turn our inventories.

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

     Effective June 30, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill be reviewed at least annually for impairment based on the fair value method.

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

     Effective April 1, 2003, we began to self-insure for workers' compensation claims. We have a large deductible insurance policy that provides a stop-loss for individual workers' compensation claims that exceed $250,000. We record a reserve for IBNR claims. Our reserve is based on an actuarial analysis performed by our insurance carrier. In connection with our large deductible workers' compensation insurance policy, we provide a letter of credit for the benefit of the insurance carrier.

Pension Plans
     Pension benefits are based on formulas that, among other things, reflect the employees' years of service and compensation levels during their employment period. Pension benefit obligations and related expense are actuarially computed based on certain assumptions, including the long-term rate of return on plan assets, the discount rate used to determine the present value of future pension benefits, and the rate of compensation increases. Actual results will often differ from actuarial assumptions because of economic and other factors.

     In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the discount rate that we assume is required to reflect the rates of high-quality debt instruments that would provide the future cash flows necessary to pay benefits when they come due. We reduced our discount rate from 7.25% at March 31, 2002 to 6.75% at March 31, 2003 to reflect market interest rate reductions. The effect of a lower discount rate increased the present value of benefit obligations and has increased pension expense in fiscal 2004.

     To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical returns on plan assets. We assumed that long-term returns on pension assets were 9.00% during fiscal 2003. Based on the negative returns of the stock market and our pension plan assets, we have reduced our expected long-term rate of return assumption in fiscal 2004 to 8.00%.

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

     Upon emergence from bankruptcy on June 29, 2001, we had available NOL carryforwards of approximately $112 million, which expire through 2022, and net deferred tax assets (including NOL carryforwards) of approximately $75 million. In accordance was SFAS No., 109, "Accounting for Income Taxes," realization of net deferred tax assets that existed as of the emergence date will first be recorded as a reduction of goodwill until exhausted and, thereafter, will be reported as an increase to additional paid-in capital. In addition, our use of emergence date net deferred tax assets during the three months ended June 30, 2003 resulted in the recognition of income tax expense without a corresponding payment of cash taxes. We have recorded a valuation allowance against the emergence date net deferred tax assets, including NOL carryforwards remaining at June 30, 2003, due to the uncertainty regarding their ultimate realization. Realization is dependent upon generating sufficient future taxable income and the release of the valuation allowance is dependent on our ability to forecast future results. When we are able to demonstrate a pattern of predictable level of profitability and thereby sufficiently reduce the uncertainty relating to the realization of the NOL carryforwards, the valuation allowance will be reversed and recorded first as a reduction of goodwill until exhausted and then as an increase to additional paid-in capital.

Contingencies
     We establish reserves for estimated liabilities, which include environmental remediation and potential litigation claims. A loss contingency is accrued when our assessment indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Our estimates are based upon currently available facts and presently enacted laws and regulations. These estimated liabilities are subject to revision in future periods based on actual costs or new information.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. Please refer to our Annual Report, which contains accounting policies and other disclosures required by generally accepted accounting principles.

RESULTS OF OPERATIONS

SALES
     Consolidated net sales for the three months ended June 30, 2003 and for the three months ended June 30, 2002 in broad product categories were as follows ($ in thousands):

                                              JUNE 30, 2003                            JUNE 30, 2002
                                    ----------------------------------       ---------------------------------
COMMODITY                                             NET
(WEIGHT IN THOUSANDS)                 WEIGHT         SALES         %           WEIGHT      NET SALES       %
--------------------------------      ------         -----         -           ------      ---------       -
Ferrous metals (tons)                  1,085       $  153,609    67.7%            1,098    $  122,435    63.3%
Non-ferrous metals (lbs.)             96,097           49,673     21.9          113,316        51,860     26.8
Brokerage--ferrous (tons)                151           18,595      8.2              129        15,783      8.2
Brokerage-non-ferrous (lbs.)           1,903              790      0.3            2,342           837      0.4
Other                                                   4,315      1.9                          2,553      1.3
                                                   ----------    -----                     ----------    -----
                                                   $  226,982     100%                     $  193,468     100%
                                                   ==========    =====                     ==========    =====

     Consolidated net sales increased by $33.5 million (17.3%) to $227.0 million in the three months ended June 30, 2003 compared to consolidated net sales of $193.5 million in the three months ended June 30, 2002. The increase in consolidated net sales was primarily due to higher average selling prices for ferrous products.

Ferrous Sales
     Ferrous sales increased by $31.2 million (25.5%) to $153.6 million in the three months ended June 30, 2003 compared to ferrous sales of $122.4 million in the three months ended June 30, 2002. The increase was attributable to higher selling prices with consistent sales volumes. In the three months ended June 30, 2003, the average selling price for ferrous products was approximately $142 per ton, an increase of $30 per ton (27.0%) from the three months ended June 30, 2002. The increase in selling prices for ferrous scrap is evident in data published by the American Metal Market ("AMM"). According to AMM, the average price for #1 Heavy Melting Steel Scrap - Chicago (which is a common indicator for ferrous scrap) was approximately $101 per ton for the three months ended June 30, 2003 compared to $92 per ton for the three months ended June 30, 2002.

     Demand for our ferrous scrap continues to remain strong. International demand remains favorable due to weakening of the U.S. dollar, which makes U.S. scrap more attractive to overseas buyers and, in particular, strong demand from China, Korea and Turkey. The strong international demand is evident in data released by the U.S. Commerce Department, which shows that U.S. exports of ferrous scrap for calendar 2003 (through May 2003) were approximately 5.1 million tons, an increase of 14% from the comparable period in calendar 2002.

     Domestic demand remains favorable, although production levels by U.S. steel mills have dropped slightly from their high levels in calendar 2002. According to data published by the American Iron and Steel Institute,

U.S. steel mills operated at an average capacity utilization rate of between 81% to 86% in calendar 2003 (through July 2003) compared to an average of 88.8% in calendar 2002.

Non-ferrous Sales
     Non-ferrous sales decreased by $2.2 million (4.2%) to $49.7 million in the three months ended June 30, 2003 compared to non-ferrous sales of $51.9 million in the three months ended June 30, 2002. The decrease was due to lower sales volumes partially offset by higher average selling prices. In the three months ended June 30, 2003, non-ferrous sales volumes decreased by 17.2 million pounds and average selling price for non-ferrous products increased by approximately $.06 per pound as compared to the three months ended June 30, 2002.

     Although non-ferrous sales decreased in the three months ended June 30, 2003, our material margins on non-ferrous metals increased slightly as compared to the three months ended June 30, 2002. Our non-ferrous operations continue to be impacted in both the supply and demand for non-ferrous metals due to weakness in the aerospace and telecommunications industries. The conditions of non-ferrous markets in terms of volume, including our three major products - aluminum, copper and stainless steel (nickel base metal) - are generally weak. Prices for certain non-ferrous metals have begun to stabilize and increase, but supply and demand still remains low.

     Our non-ferrous sales are also impacted by the mix of non-ferrous metals sold. Generally, prices for copper are higher than prices for aluminum and stainless steel. In addition, the amount of high-temperature alloys that we sell (generally from our Aerospace subsidiary) and the selling prices for these metals will impact our non-ferrous sales as prices for these metals are generally higher than other non-ferrous metals.

Brokerage Sales
     Brokerage ferrous sales increased by $2.8 million (17.8%) to $18.6 million in the three months ended June 30, 2003 compared to brokerage ferrous sales of $15.8 million in the three months ended June 30, 2002. The increase was primarily a result of a 22,000 ton increase in brokered ferrous tons. Since the beginning of the calendar year, we have expanded our brokerage business at certain operations as a result of strong export demand for ferrous scrap. The increase in exported ferrous scrap offset lower demand from domestic customers for grades of obsolete scrap. The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap metal are generally associated with higher unit prices.

Other Sales
     Other sales are primarily derived from our stevedoring and bus dismantling operations. The increase in other sales in the three months ended June 30, 2003 is primarily a result of higher stevedoring revenue which increased by $1.5 million from the three months ended June 30, 2002.

GROSS PROFIT
     Gross profit was $30.0 million (13.2% of sales) in the three months ended June 30, 2003 compared to gross profit of $28.3 million (14.6% of sales) in the three months ended June 30, 2002. The improvement in the amount of gross profit earned was due to higher material margins realized on ferrous products sold in the three months ended June 30, 2003, offset partially by higher processing expenses. The higher material margins were realized as a result of higher average selling prices for ferrous products. Additionally, we continue to improve our performance through higher realization of Zorba (non-ferrous metals recovered as a by-product from the shredding process) and from realizing attractive prices for Zorba in the three months ended June 30, 2003.

     Our processing cost on a per unit basis increased slightly in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The increase in processing costs was mainly attributable to higher repairs and maintenance expenditures, lease expense and utilities.

     The decrease in gross profit as a percentage of sales during the three months ended June 30, 2003 compared to the three months ended June 30, 2002 is due to higher processing expenses and increased freight expenses associated with a greater percentage of sales being made on delivered terms, most notably increased export sales which involve higher freight costs than domestic shipments. Increased brokerage activity in the three months ended June 30, 2003 also contributed to the lower gross profit as a percentage of sales.

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses were $12.6 million (5.5% of sales) in the three months ended June 30, 2003 compared to general and administrative expenses of $11.4 million (5.9% of sales) in the three months ended June 30, 2002. The $1.2 million increase is mainly due to higher health insurance costs and increased professional fees. We are self-insured for health insurance for most of our employees. Health insurance claims were higher by $0.4 million in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Professional fees increased by $0.4 million in the three months ended June 30, 2003 primarily due to legal and investor relations activities. Since January 2003, we have incurred legal costs related to our cooperation with a subpoena received from the Department of Justice. In late 2002, we retained an investor relations firm and have recently begun to incur costs in connection with those activities. Neither of these costs was incurred in the three months ended June 30, 2002.

DEPRECIATION AND AMORTIZATION
     Depreciation and amortization expense was $4.6 million (2.0% of sales) in the three months ended June 30, 2003 compared to depreciation and amortization expense of $4.4 million (2.3% of sales) in the three months ended June 30, 2002. The increase is due to capital expenditures incurred since June 2002.

INCOME (LOSS) FROM JOINT VENTURES
     Income from joint ventures was $0.9 million in the three months ended June 30, 2003 compared to loss from joint ventures of $30,000 in the three months ended June 30, 2002. The income from joint ventures primarily represents our 28.5% share of income from Southern. In February 2003, Southern strengthened its capitalization by accomplishing a long-term refinancing of its debt. In addition, Southern benefited from the improving scrap markets which led to profitability and the recovery of our investment which had been previously reserved.

INTEREST EXPENSE
     Interest expense was $2.3 million (1.0% of sales) in the three months ended June 30, 2003 compared to interest expense of $3.0 million (1.6% of sales) in the three months ended June 30, 2002. The decrease was a result of lower borrowings and interest rates under our credit facility. Our average borrowings under our credit facility in the three months ended June 30, 2003 were approximately $30 million less than our average borrowings under our credit facility in the three months ended June 30, 2002. The interest rate under our credit facility was based on the prime rate of interest which was 4.75% during the three months ended June 30, 2002. During the three months ended June 30, 2003, the prime rate of interest was 4.25% in April and May 2003 and 4.00% in June 2003.

     In addition, approximately $0.1 million of the reduction in interest expense is due to lower interest expense on our Junior Secured Notes as a result of the repurchase of approximately $2.4 million par amount of Junior Secured Notes in the second and third quarter of fiscal 2003.

INCOME TAXES
     In the three months ended June 30, 2003, we recognized income tax expense of $4.4 million resulting in an effective tax rate of 38.7%. The recognition of income tax expense results from the utilization of NOL carryforwards and other deferred tax assets of our predecessor company, which are not offset by a corresponding reversal of the related valuation allowance. Valuation allowance reversals of the predecessor company, under generally accepted accounting principles, are recorded first as a reduction in goodwill and then as an increase to additional paid-in capital. The effective tax rate differs from the statutory rate primarily due to the impact of state income taxes.

     In the three months ended June 30, 2002, our income tax expense was $2.2 million resulting in an effective tax rate of 23.4%. During the three months ended June 30, 2002, we estimated our income tax expense assuming that our use of predecessor company NOL carryforwards would be limited in their annual utilization. In December 2002, we finalized and filed our federal income tax return and made an election that increased the amount of predecessor company NOL carryforwards utilized. Consequently, our effective income tax rate is higher due to the increase in the amount of predecessor company NOL carryforwards utilized.

NET INCOME
     Net income was $7.0 million in the three months ended June 30, 2003 compared to net income of $7.3 million in the three months ended June 30, 2002. Net income in the three months ended June 30, 2002 was higher due to income tax expense which was $2.2 million lower than the three months ended June 30, 2003. Net income in the three months ended June 30, 2003 benefited from the recognition of $0.9 million of income from joint ventures and interest expense which was $0.7 million lower than the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
     In the three months ended June 30, 2003, our operating activities used net cash of $12.8 million compared to net cash generated of $2.7 million in the three months ended June 30, 2002. The use of cash in the three months ended June 30, 2003 was due to an increase in working capital of $28.3 million, which offset the $15.5 million of cash generated from net income, adjusted for non-cash items. The working capital increase was due to higher accounts receivable ($13.8 million), higher inventory ($3.3 million) and lower accounts payable ($4.7 million). Accounts receivable at March 31, 2003 was reduced significantly from strong collections due to cargo sales and collections during the month of March 2003. Inventory increased due to purchases of scrap in June 2003 to fill export sales to ship in July 2003. Accounts payable decreased due to the timing of purchases of scrap metal and their subsequent payment terms. In addition, other working capital cash outflows during the three months ended June 30, 2003 included the payment of $5.7 million of incentive compensation that was accrued for at March 31, 2003 and the payment of a $2.0 million coupon scheduled under the Junior Secured Notes.

     We used $1.4 million in net cash for investing activities in the three months ended June 30, 2003 compared to the use of net cash of $1.2 million in the three months ended June 30, 2002. In the three months ended June 30, 2003, purchases of property and equipment were $1.6 million, while we generated $0.2 million of cash from the sale of redundant fixed assets.

     We generated $14.5 million in net cash from financing activities in the three months ended June 30, 2003 compared to the use of net cash of $1.1 million in the three months ended June 30, 2002. We increased borrowings under our credit facility by $13.2 million in order to fund increases in our working capital. We also received $1.7 million of cash from the exercise of warrants.

Indebtedness
     At June 30, 2003, our total indebtedness was $102.8 million, an increase of $13.1 million from March 31, 2003. Our primary source of financing is our revolving credit and letter of credit facility.

     On August 13, 2003, we entered into an amended and restated credit facility (the "Credit Agreement") with Deutsche Bank Trust Company Americas, as agent for the lenders thereunder. The Credit Agreement provides for maximum borrowings of $130 million and expires on July 1, 2007. $110 million of the Credit Agreement is available as a revolving loan and letter of credit facility and $20 million was committed as a term loan to be funded upon repurchase of the Junior Secured Notes. In consideration for the Credit Agreement, we paid fees and expenses of approximately $2.5 million. The Credit Agreement is available to fund working capital needs, for general corporate purposes and to repurchase and redeem the Junior Secured Notes.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $45 million or 70% of eligible inventory, a fixed asset sublimit of $12.7 million as of August 13, 2003, and a term loan of $20.0 million (the "Term

Loan"). The fixed asset sublimit amortizes by $2.5 million on a quarterly basis and under certain other conditions. Upon the full amortization of the fixed asset sublimit, the Term Loan will then amortize by $2.5 million on a quarterly basis and under certain other conditions. A security interest in substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries, has been granted to the agent for the lenders as collateral against our obligations under the Credit Agreement. Pursuant to the Credit Agreement, we pay a fee of .375% on the undrawn portion of the facility.

     Borrowings on all outstanding balances under the Credit Agreement (other than the Term Loan) bear interest, at our option, either at the prime rate (as specified by Deutsche Bank AG, New York Branch) plus a margin or LIBOR plus a margin. The margin on prime rate loans range from 0.50% to 1.00% and the margin on LIBOR loans range from 2.50% to 3.00%. The margin is based on our leverage ratio (as defined in the Credit Agreement) for the preceding quarter. Borrowings under the Term Loan bear interest at LIBOR plus 6.00% (with a floor on LIBOR equal to 2.50%).

     Under the Credit Agreement, we are required to satisfy specified financial covenants, including a minimum fixed charge coverage ratio of 1.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00, through December 31, 2004. After December 31, 2004, the maximum leverage ratio is 2.25 to 1.00. Both ratios are tested for the twelve-month period ending each fiscal quarter. The Credit Agreement also limits capital expenditures to $16 million for the twelve-month period ending each fiscal quarter.

     The Credit Agreement also contains restrictions which, among other things, limit our ability to (i) incur additional indebtedness; (ii) pay dividends;
(iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on our assets; and (viii) other matters customarily restricted in such agreements. We were in compliance with all financial covenants as of June 30, 2003 contained in the previous credit agreement. As of August 4, 2003, we had outstanding borrowings of approximately $55.0 million under the previous credit agreement and undrawn availability of approximately $54.2 million.

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

     At June 30, 2003, our debt included $31.5 million of Junior Secured Notes due on June 15, 2004. On August 12, 2003, we entered into Note Purchase Agreements with five note holders to repurchase approximately $30.5 million par amount of Junior Secured Notes at a price of 101% of the principal amount plus accrued and unpaid interest. In addition, in accordance with the Indenture governing the Junior Secured Notes, we will provide notice to the trustee to redeem the remaining $1.0 million par amount of Junior Secured Notes at a price of 100% of the principal amount, plus accrued and unpaid interest. We expect the final redemption of the remaining Junior Secured Notes to occur on or around September 30, 2003. The Junior Secured Notes will be cancelled following their repurchase and redemption.

     The Junior Secured Notes are classified as long-term debt on our unaudited balance sheet as of June 30, 2003 as they have been or will be repaid with proceeds available under the Credit Agreement.

Future Capital Requirements
     We expect to fund our working capital needs, interest payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by undrawn borrowing availability under the Credit Agreement. Our future cash needs will be driven by working capital requirements, planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves. During the three months ended June 30, 2003, we received $1.7 million of cash proceeds from exercise of warrants by employees. We may also receive additional cash in the future from the exercise of outstanding stock options and warrants.

     Capital expenditures are planned to be approximately $12 million to $14 million in fiscal 2004, which includes costs to complete the installation of a "Mega" Shredder, that we currently own, at our facility in Phoenix, Arizona. We expect the "Mega" Shredder to be operational by October 2003.

     In addition, due to favorable financing terms made available by equipment manufacturing vendors, we have entered into operating leases for new equipment. Since April 2002, we have entered into 21 operating leases for equipment which would have cost approximately $5.7 million to purchase. These operating leases are attractive to us since the implied interest rates are lower than interest rates under our credit facilities. We expect to selectively use operating leases for new material handling equipment or trucks required by our operations.

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

     The following table sets forth our known contractual obligations as of June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                LESS THAN      ONE TO       THREE TO
                                    TOTAL       ONE YEAR     THREE YEARS   FIVE YEARS    THEREAFTER
                                    -----       ---------    -----------   ----------    ----------
Long-term debt and capital
  leases                         $   102,759   $       376   $      196    $   102,074   $       113
Operating leases                      43,521         8,158       10,743          5,819        18,801
Land purchase obligation               4,000         4,000            0              0             0
Other contractual obligations          4,859         4,198          589             72             0
                                 -----------   -----------   -----------   -----------   -----------
Total contractual cash
  obligations                    $   155,139   $    16,732   $   11,528    $   107,965   $    18,914
                                 ===========   ===========   ===========   ===========   ===========

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

     We also enter into letters of credit in the ordinary course of operating and financing activities. As of July 31, 2003, we had outstanding letters of credit of $4.0 million which expire in fiscal 2004.

     In November 2001, we amended our lease agreement for land on which we operate a scrap metals recycling facility in Houston, Texas. The lease agreement expires on October 31, 2006 and provides for, among other things, an option for the lessor to sell the land to us beginning on the 22nd month of the lease. We have an option to purchase the land beginning on the 22nd month of the lease (August 2003). We exercised our purchase option to acquire the land for $4.0 million. The land purchase should close on or about September 29, 2003.

     In connection with a prior acquisition, we agreed to indemnify the selling shareholders in that acquisition for, among other things, breaches of representations, warranties and covenants and for guarantees provided by certain shareholders of commercial agreements. The selling shareholders' ability to assert indemnification claims expires in November 2003. No indemnification claims have been asserted against us to date. The amount that we could be required to pay under the indemnification obligations could range from $0 to a maximum amount of approximately $2 million, excluding interest and collection costs.

Recent Accounting Pronouncements
     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement addresses, among other items, the classification of gains and losses from extinguishment of debt. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria set forth in APB Opinion No. 30. We adopted this statement on April 1, 2003. The adoption of this statement will result in the reclassification of the extraordinary gains on the debt extinguishments recognized during the year ended March 31, 2003 and the extraordinary gain on debt discharge recognized during the three months ended June 30, 2001 as other income in our statement of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. We adopted this statement on December 31, 2002. The adoption of this statement resulted in additional disclosures made by us which are included in this Report.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect on reported net income and earnings per share. We have not changed the way we account for stock-based employee compensation, although we did adopt the disclosure-only provisions of SFAS No. 148 on December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. FIN 46 will be applicable to us in the second quarter of fiscal 2004, for interests acquired in variable interest entities prior to February 1, 2003. We do not have any variable interest entities and therefore adoption of this interpretation will have no impact on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect this statement to impact our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003 (our second quarter of fiscal 2004). We do not expect this statement to impact our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities and, where appropriate, through use of derivative financial instruments. Our use of derivative financial instruments is limited and related solely to hedges of certain non-ferrous inventory positions and purchase and sales commitments. Refer to Item 7A of the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including Albert A. Cozzi, our Vice-Chairman of the Board and Chief Executive Officer (CEO), and Robert C. Larry, our Executive Vice-President, Finance and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Report. Based on their evaluation, our CEO and CFO have concluded that, as of that date, these controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

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

ITEM 1. LEGAL PROCEEDINGS

USEPA v. Metal Management Midwest, Inc. ("MTLM-Midwest")

     Our subsidiary, MTLM-Midwest, operates seven facilities in the Chicago area which were the subject of a series of inspections and document requests in the mid-1990s by, among other agencies, the United States Environmental Protection Agency ("USEPA") pursuant to the so-called Greater Chicagoland Initiative to perform multimedia and multi-agency inspections of scrap yards in the Chicago Area (the "USEPA Initiative"). As a result of the USEPA Initiative, USEPA alleged that MTLM Midwest's facilities had violated certain provisions of the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Oil Pollution Standards and the Toxic Substances Control Act. In January 2003, we entered into a Consent Decree with USEPA pursuant to which, without admitting liability with respect to the alleged violations, we agreed (i) to distribute to USEPA an allowed class 6 unsecured claim in our Chapter 11 bankruptcy proceedings to be satisfied through the issuance of shares of our common stock allocated in our plan of reorganization to class 6 creditors, and
(ii) to perform environmental compliance audits at several of our MTLM-Midwest facilities. The Consent Decree became final on July 17, 2003.

Callicutt v. Metal Management Memphis, L.L.C. ("MTLM-Memphis")

     In May 2003, a former employee of our subsidiary, MTLM-Memphis, filed suit individually and on behalf of his minor children in the Circuit Court of Shelby County, Tennessee for the 30th Judicial District at Memphis, alleging that he was exposed to hazardous concentrations of toxic substances, including lead dust, as an employee of MTLM-Memphis. Plaintiff further claims that his minor children have sustained neuro-cognitive and brain injuries allegedly as a result of lead contamination being transferred from his clothing to the children. The suit seeks $1.5 million in compensatory damages, an unspecified amount of punitive damages and for the establishment by MTLM-Memphis of a fund to provide plaintiffs with on-going medical treatment. We intend to vigorously defend these allegations; however, initial discovery has not yet begun, and we are not able at this preliminary stage to estimate MTLM-Memphis' potential liability, if any, in connection with this action.

     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims applicable to our operations. There are presently no other legal proceedings pending against us, which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations. Please refer to Item 3 of the Annual Report for a description of the litigation in which we are currently involved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      See Exhibit Index

  (b) Reports on Form 8-K

      We filed a Current Report on Form 8-K on May 28, 2003, which described an amendment to our credit agreement.

      We filed a Current Report on Form 8-K on April 8, 2003, which updated our previous disclosure on a lawsuit filed by the Connecticut Department of Environmental Protection against our Metal Management Connecticut subsidiary.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                METAL MANAGEMENT, INC.

                                                By:   /s/ Albert A. Cozzi
                                                  ------------------------------
                                                      Albert A. Cozzi
                                                      Vice-Chairman of the
                                                      Board and Chief
                                                      Executive Officer
                                                      (Principal Executive
                                                      Officer)

                                                By:  /s/ Michael W. Tryon
                                                  ------------------------------
                                                      Michael W. Tryon
                                                      President and Chief
                                                      Operating Officer

                                                By:   /s/ Robert C. Larry
                                                  ------------------------------
                                                      Robert C. Larry
                                                      Executive Vice President,
                                                      Finance and Chief
                                                      Financial Officer
                                                      (Principal Financial
                                                      Officer)

                                                By:    /s/ Amit N. Patel
                                                  ------------------------------
                                                      Amit N. Patel
                                                      Vice President, Finance
                                                      and Controller
                                                      (Principal Accounting
                                                      Officer)
                                                Date: August 14, 2003

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

 3.2 Amended and Restated By-Laws of the Company adopted as of April 29, 2003 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended
          March 31, 2003).

 4.1      Intercreditor Agreement, dated as of June 29, 2001 between
          Bankers Trust Company, as Agent for the lenders under the Credit Agreement, and BNY Midwest Trust Company, as Trustee under the Indenture (incorporated by reference to Exhibit
          10.2 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).

10.1 Letter Agreement, dated April 21, 2003 between the Company and Michael W. Tryon reflecting certain modifications to the Employment Agreement of Michael W. Tryon (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended March 31, 2003).

31.1      Certification of Albert A. Cozzi pursuant to Section
          240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification of Robert C. Larry pursuant to Section
          240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Albert A. Cozzi pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Robert C. Larry pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.