Form 10-Q
period 2003-09-30
METAL MANAGEMENT INC
filed 2003-10-31
CIK 795665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X      No ___

     As of October 28, 2003, the registrant had 10,717,170 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I:     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Consolidated Statements of Operations -- three and six
              months ended September 30, 2003 and 2002 (unaudited)            1

            Consolidated Balance Sheets -- September 30, 2003 and March
              31, 2003 (unaudited)                                            2

            Consolidated Statements of Cash Flows -- six months ended
              September 30, 2003 and 2002 (unaudited)                         3

            Consolidated Statement of Stockholders' Equity -- six months
              ended September 30, 2003 (unaudited)                            4

            Notes to Consolidated Financial Statements (unaudited)            5

ITEM 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      15

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk       25

ITEM 4.     Controls and Procedures                                          25

PART II:    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                26

ITEM 4.     Submission of Matters to a Vote of Security Holders              27

ITEM 6.     Exhibits and Reports on Form 8-K                                 27

            Signatures                                                       28

            Exhibit Index                                                    29

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                        -----------------------------   -----------------------------
                                        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                            2003            2002            2003            2002
                                            ----            ----            ----            ----
NET SALES                                 $230,048        $192,845        $457,030        $386,313
Cost of sales                              198,553         168,030         395,511         333,218
                                          --------        --------        --------        --------
Gross profit                                31,495          24,815          61,519          53,095

Operating expenses:
  General and administrative                13,206          12,220          25,802          23,598
  Depreciation and amortization              4,439           4,244           9,056           8,628
                                          --------        --------        --------        --------
Total operating expenses                    17,645          16,464          34,858          32,226
                                          --------        --------        --------        --------
OPERATING INCOME                            13,850           8,351          26,661          20,869

Income (loss) from joint ventures            1,045             (48)          1,930             (78)
Interest expense                            (1,966)         (2,895)         (4,228)         (5,900)
Interest and other income (expense)
  (Note 3)                                    (119)          2,745            (110)          2,836
(Loss) gain on debt extinguishment
  (Note 5)                                    (363)            283            (363)            283
                                          --------        --------        --------        --------

Income before income taxes                  12,447           8,436          23,890          18,010
Provision for income taxes                  (4,953)         (2,081)         (9,377)         (4,318)
                                          --------        --------        --------        --------
NET INCOME                                $  7,494        $  6,355        $ 14,513        $ 13,692
                                          ========        ========        ========        ========

EARNINGS PER SHARE:
  Basic                                   $   0.71        $   0.62        $   1.39        $   1.34
                                          ========        ========        ========        ========
  Diluted                                 $   0.67        $   0.61        $   1.34        $   1.32
                                          ========        ========        ========        ========

SHARES USED IN COMPUTATION OF EARNINGS
  PER SHARE:
  Basic                                     10,610          10,162          10,420          10,162
                                          ========        ========        ========        ========
  Diluted                                   11,123          10,404          10,862          10,404
                                          ========        ========        ========        ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                                SEPTEMBER 30,    MARCH 31,
                                                                    2003           2003
                                                                    ----           ----
                           ASSETS
Current assets:
  Cash and cash equivalents                                       $  1,547       $    869
  Accounts receivable, net                                          86,321         66,746
  Inventories                                                       46,030         49,319
  Prepaid expenses and other assets                                  5,169          7,167
                                                                  --------       --------
     TOTAL CURRENT ASSETS                                          139,067        124,101

Property and equipment, net                                        114,898        114,684
Goodwill and other intangibles, net                                  2,529          5,809
Deferred financing costs, net                                        3,416          1,290
Other assets                                                         4,809          2,767
                                                                  --------       --------
                        TOTAL ASSETS                              $264,719       $248,651
                                                                  ========       ========


            LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                               $    372       $    318
  Accounts payable                                                  59,529         57,195
  Accrued interest                                                     550          1,483
  Other accrued liabilities                                         18,670         17,571
                                                                  --------       --------
     TOTAL CURRENT LIABILITIES                                      79,121         76,567

Long-term debt, less current portion                                80,202         89,292
Other liabilities                                                    3,840          4,510
                                                                  --------       --------
     TOTAL LONG-TERM LIABILITIES                                    84,042         93,802

Stockholders' equity:
  Preferred stock                                                        0              0
  New common equity -- issuable                                          0             98
  Common stock                                                         107            102
  Warrants                                                             428            423
  Additional paid-in capital                                        74,302         65,453
  Accumulated other comprehensive loss                              (2,212)        (2,212)
  Retained earnings                                                 28,931         14,418
                                                                  --------       --------
     TOTAL STOCKHOLDERS' EQUITY                                    101,556         78,282
                                                                  --------       --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $264,719       $248,651
                                                                  ========       ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                       SIX MONTHS ENDED
                                                                ------------------------------
                                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                                    2003             2002
                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  14,513        $  13,692
Adjustments to reconcile net income to cash flows from
  operating activities:
     Depreciation and amortization                                    9,056            8,628
     Deferred taxes                                                   8,848            4,318
     (Gain) loss on sale of property and equipment                       91           (2,410)
     (Income) loss from joint ventures                               (1,930)              78
     Amortization of debt issuance costs                                768            1,113
     Provision for bad debt                                             289               60
     (Gain) loss on debt extinguishment                                 363             (283)
     Other                                                              311              108
Changes in assets and liabilities:
     Accounts receivable                                            (19,864)          (5,058)
     Inventories                                                      3,289           (2,152)
     Accounts payable                                                 2,334            4,542
     Accrued interest                                                  (933)            (155)
     Other                                                           (3,691)          (2,767)
                                                                  ---------        ---------
Net cash provided by operating activities                            13,444           19,714

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                (3,850)          (3,477)
  Proceeds from sale of property and equipment                          317            5,947
  Other                                                                 (38)             (30)
                                                                  ---------        ---------
Net cash (used in) provided by investing activities                  (3,571)           2,440

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of long-term debt                                       467,338          364,162
  Repayments of long-term debt                                     (444,841)        (384,750)
  Repurchase of Junior Secured Notes                                (31,896)            (849)
  Proceeds from exercise of stock options and warrants                3,097                0
  Fees paid to issue long-term debt                                  (2,893)            (134)
                                                                  ---------        ---------
Net cash used in financing activities                                (9,195)         (21,571)
                                                                  ---------        ---------

Net increase in cash and cash equivalents                               678              583
Cash and cash equivalents at beginning of period                        869              838
                                                                  ---------        ---------

Cash and cash equivalents at end of period                        $   1,547        $   1,421
                                                                  =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                     $   4,369        $   4,920
                                                                  =========        =========
Income taxes paid                                                 $     581        $     158
                                                                  =========        =========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)

                                    NEW                                                      ACCUMULATED
                                   COMMON       COMMON STOCK                  ADDITIONAL        OTHER
                                  EQUITY -      ------------                   PAID-IN      COMPREHENSIVE    RETAINED
                                  ISSUABLE    SHARES    AMOUNT    WARRANTS     CAPITAL          LOSS         EARNINGS     TOTAL
                                  --------    ------    ------    --------     -------          ----         --------     -----
BALANCE AT MARCH 31, 2003           $ 98      10,153     $102       $423       $65,453         $(2,212)      $14,418     $ 78,282
Distribution of equity in
  accordance with the Plan           (98)          2        0          8            90               0             0            0
Issuance of restricted stock
  and options                          0          21        0          0            78               0             0           78
Exercise of stock options and
  warrants and related tax
  benefits                             0         498        5         (3)        4,068               0             0        4,070
Tax benefit on usage of
  predecessor company deferred
  tax assets                           0           0        0          0         4,613               0             0        4,613
Net income                             0           0        0          0             0               0        14,513       14,513
                                    ----      ------     ----       ----       -------         -------       -------     --------
BALANCE AT SEPTEMBER 30, 2003       $  0      10,674     $107       $428       $74,302         $(2,212)      $28,931     $101,556
                                    ====      ======     ====       ====       =======         =======       =======     ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- GENERAL

Business
     Metal Management, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") are principally engaged in the business of collecting and processing ferrous and non-ferrous metals. The Company collects industrial scrap metal and obsolete scrap metal, processes it into reusable forms, and supplies the recycled metals to its customers, including electric arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through the Company's recycling facilities located in 13 states. The Company's ferrous products primarily include shredded, sheared, cold briquetted and bundled scrap metal, and other purchased scrap metal, such as turnings, cast and broken furnace iron. The Company also processes non-ferrous metals, including aluminum, stainless steel, copper, brass, titanium and high-temperature alloys, using similar techniques and through application of certain of the Company's proprietary technologies.

Basis of Presentation
     The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. Certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

     Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

Recent Accounting Pronouncements
     In November 2002, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The Company adopted this interpretation on December 31, 2002. The adoption of FIN 45 resulted in additional disclosures made by the Company that are included in this Report.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. FIN 46 will be applicable to the Company in the third quarter of fiscal 2004, for interests acquired in variable interest entities prior to February 1, 2003. The Company does not have any variable interest entities and therefore adoption of this interpretation will have no impact on its consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement had no impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this statement had no impact on the Company's consolidated financial statements.

Restricted Stock
     In May 2003, the Company granted 20,776 shares of restricted stock under its 2002 Incentive Stock Plan to certain employees, giving them the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares. Such shares are subject to forfeiture if certain employment conditions are not met. The restricted stock vests through March 31, 2006.

     The fair value of the restricted stock at the date of grant is amortized to expense ratably over the vesting period. The Company recorded stock compensation expense of approximately $38,000 and $70,000 related to restricted stock in the three and six months ended September 30, 2003, respectively.

Stock-Based Compensation
     The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations and complies with the disclosure-only provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." Pursuant to APB No. 25, no stock-based compensation cost is recognized with respect to options and warrants granted that have an exercise price equal or greater than the market value of the common stock on the date of grant.

     Net income, as reported, includes the after-tax impact of stock compensation expense related to restricted stock grants. The following table illustrates the pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except for earnings per share):

                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                     ------------------------------    ------------------------------
                                     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                         2003             2002             2003             2002
                                         ----             ----             ----             ----
Net income, as reported                 $ 7,494          $ 6,355          $14,513          $13,692
  Add: Stock-based employee
     compensation expense
     included in reported net
     income, net of related tax
     effects                                  5                3                5               31
  Deduct: Total stock-based
     employee compensation
     expense determined under the
     fair value method for all
     awards, net of related tax
     effects                               (895)            (231)          (1,054)            (727)
                                        -------          -------          -------          -------
PRO FORMA NET INCOME                    $ 6,604          $ 6,127          $13,464          $12,996
                                        =======          =======          =======          =======
Earnings per share:
  Basic -- as reported                  $  0.71          $  0.62          $  1.39          $  1.34
                                        =======          =======          =======          =======
  Basic -- pro forma                    $  0.62          $  0.60          $  1.29          $  1.28
                                        =======          =======          =======          =======

  Diluted -- as reported                $  0.67          $  0.61          $  1.34          $  1.32
                                        =======          =======          =======          =======
  Diluted -- pro forma                  $  0.59          $  0.59          $  1.23          $  1.25
                                        =======          =======          =======          =======

NOTE 2 -- EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants. The following is a reconciliation of the numerators and denominators used in computing EPS (in thousands, except for earnings per share):

                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                     ------------------------------    ------------------------------
                                     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                         2003             2002             2003             2002
                                         ----             ----             ----             ----
NUMERATOR:
Net income                              $ 7,494          $ 6,355          $14,513          $13,692
Elimination of interest expense
  upon assumed conversion of note
  payable, net of tax                         0               30                0               59
                                        -------          -------          -------          -------
Net income                              $ 7,494          $ 6,385          $14,513          $13,751
                                        =======          =======          =======          =======
DENOMINATOR:
Weighted average number of shares
  outstanding                            10,610           10,162           10,420           10,162
Assumed conversion of note
  payable                                     0              242                0              242
Incremental common shares
  attributable to dilutive stock
  options and warrants                      513                0              442                0
                                        -------          -------          -------          -------
Weighted average number of
  diluted shares outstanding             11,123           10,404           10,862           10,404
                                        =======          =======          =======          =======

Basic earnings per share                $  0.71          $  0.62          $  1.39          $  1.34
                                        =======          =======          =======          =======
Diluted earnings per share              $  0.67          $  0.61          $  1.34          $  1.32
                                        =======          =======          =======          =======

     For the three and six months ended September 30, 2003, options and warrants to purchase 696,719 and 730,653 shares, respectively, of the Company's common stock were excluded from the diluted EPS calculation, and for the three and six months ended September 30, 2002, options and warrants to purchase 2,617,500 shares of the Company's common stock were excluded from the diluted EPS calculation. These shares were excluded from the diluted EPS calculation as the option and warrant exercise prices were greater than the average market price of the Company's common stock for the respective period.

NOTE 3 -- SUPPLEMENTAL INFORMATION

Inventories
     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following at (in thousands):

                                              SEPTEMBER 30,    MARCH 31,
                                                  2003           2003
                                              -------------    ---------
Ferrous metals                                   $25,634        $32,791
Non-ferrous metals                                19,881         15,851
Other                                                515            677
                                                 -------        -------
                                                 $46,030        $49,319
                                                 =======        =======

Property and Equipment
     Property and equipment consisted of the following at (in thousands):

                                              SEPTEMBER 30,    MARCH 31,
                                                  2003           2003
                                              -------------    ---------
Land and improvements                           $ 29,289       $ 23,759
Buildings and improvements                        20,112         19,180
Operating machinery and equipment                 88,856         87,846
Automobiles and trucks                             8,827          8,724
Computer equipment and software                    2,414          2,227
Furniture, fixture and office equipment              800            773
Construction in progress                           3,505          2,570
                                                --------       --------
                                                 153,803        145,079
Less -- accumulated depreciation                 (38,905)       (30,395)
                                                --------       --------
                                                $114,898       $114,684
                                                ========       ========

Other Accrued Liabilities
     Other accrued liabilities consisted of the following at (in thousands):

                                              SEPTEMBER 30,    MARCH 31,
                                                  2003           2003
                                              -------------    ---------
Accrued employee compensation and benefits       $ 6,763        $ 9,783
Accrued land purchase obligation                   4,000              0
Accrued insurance                                  2,426          1,059
Accrued real and personal property taxes           1,934          1,659
Other                                              3,547          5,070
                                                 -------        -------
                                                 $18,670        $17,571
                                                 =======        =======

Interest and Other Income
     Significant components of interest and other income are as follows (in thousands):

                            THREE MONTHS ENDED               SIX MONTHS ENDED
                       -----------------------------   -----------------------------
                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                           2003            2002            2003            2002
                           ----            ----            ----            ----
Gain (loss) on
  disposal of
  property and
  equipment               $ (118)         $2,393          $  (91)         $2,410
Interest income                2              53               5             106
Other income
  (expense)                   (3)            299             (24)            320
                          ------          ------          ------          ------
  Total                   $ (119)         $2,745          $ (110)         $2,836
                          ======          ======          ======          ======

     During the three months ended September 30, 2002, the Company sold a parcel of real property in Ohio that was classified as "held for sale." The sale resulted in a pre-tax gain of approximately $2.6 million.

NOTE 4 -- GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles consisted of the following at (in thousands):

                                 SEPTEMBER 30, 2003          MARCH 31, 2003
                                 ------------------          --------------
                                GROSS                     GROSS
                               CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                ------    ------------    ------    ------------
Other intangibles:
  Customer lists                $1,280       $  (86)      $1,280       $  (43)
  Non-compete agreement            240          (40)         240          (10)
  Pension intangible                 6            0            6            0
Goodwill                         1,129            0        4,336            0
                                ------       ------       ------       ------
  Goodwill and other
    intangibles                 $2,655       $ (126)      $5,862       $  (53)
                                ======       ======       ======       ======

     Total amortization expense for other intangibles during the three and six months ended September 30, 2003 was $37,000 and $73,000, respectively. Based on the other intangibles recorded as of September 30, 2003, annual amortization expense for other intangibles will be approximately $0.1 million for each of the next five fiscal years.

     During the six months ended September 30, 2003, the Company reduced goodwill by $3.3 million as a result of the utilization of pre-emergence deferred tax assets (see Note 6 -- Income Taxes).

NOTE 5 -- LONG-TERM DEBT

     Long-term debt consisted of the following at (in thousands):

                                                   SEPTEMBER 30,    MARCH 31,
                                                       2003           2003
                                                   -------------    ---------
Credit Agreement:
  Revolving credit facility                           $59,858        $57,225
  Term loan                                            20,000              0
12.75% Junior Secured Notes                                 0         31,533
Other debt (including capital leases)                     716            852
                                                      -------        -------
                                                       80,574         89,610
Less -- current portion of long-term debt                (372)          (318)
                                                      -------        -------
                                                      $80,202        $89,292
                                                      =======        =======

Credit Agreement
     On August 13, 2003, the Company entered into an amended and restated credit facility (the "Credit Agreement") with Deutsche Bank Trust Company Americas, as agent for the lenders thereunder. The Credit Agreement provides for maximum borrowings of $130 million and expires on July 1, 2007. $110 million of the Credit Agreement is available as a revolving loan and letter of credit facility and $20 million is available as a term loan. In consideration for the Credit Agreement, the Company paid fees and expenses of approximately $2.6 million. The Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $45 million or 70% of eligible inventory, a fixed asset sublimit of $12.7 million as of September 30, 2003, and a term loan of $20.0 million (the "Term Loan"). The fixed asset sublimit amortizes by $2.5 million on a quarterly basis and under certain other conditions. Upon the full amortization of the fixed asset sublimit, the Term Loan will then amortize by $2.5 million on a quarterly basis and under certain other conditions. A security interest in substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, has been granted to the agent for the lenders as collateral against the obligations of the Company under the Credit Agreement. Pursuant to the Credit Agreement, the Company pays a fee of .375% on the undrawn portion of the facility.

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

     Under the Credit Agreement, the Company is required to satisfy specified financial covenants, including a minimum fixed charge coverage ratio of 1.25 to
1.00 and a maximum leverage ratio of 3.00 to 1.00, through December 31, 2004. After December 31, 2004, the maximum leverage ratio is 2.25 to 1.00. Both ratios are tested for the twelve-month period ending each fiscal quarter. The Credit Agreement also provides for maximum capital expenditures of $16 million for the twelve-month period ending each fiscal quarter.

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

Debt Extinguishment
     On April 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires, among other items, the classification of gains and losses from extinguishment of debt as a component of income from operations. The Company previously recorded gains or losses from extinguishments of debt as an extraordinary item, net of income taxes. For the three and six months ended September 30, 2002, the Company reclassified $283,000 ($236,000 net of tax) from extraordinary gain on extinguishment of debt to gain on debt extinguishment.

     On August 14, 2003, the Company purchased approximately $30.5 million par amount of Junior Secured Notes at a price of 101% of the principal amount, plus accrued and unpaid interest. On September 18, 2003, the Company redeemed the remaining $1.0 million par amount of Junior Secured Notes at a price of 100% of the principal amount, plus accrued and unpaid interest. The repurchase and redemption of the Junior Secured Notes resulted in the recognition of a $0.4 million loss on debt extinguishment during the three months ended September 30, 2003. The Company used availability under the Credit Agreement to fund the repurchase and redemption of the Junior Secured Notes. The Junior Secured Notes were cancelled following the redemption of the remaining notes on September 18, 2003.

NOTE 6 -- INCOME TAXES

     The Company recorded income tax expense of $5.0 million and $9.4 million in the three and six months ended September 30, 2003, respectively. The effective income tax rate differs from the statutory tax rate due primarily to the effects of state income taxes. During the six months ended September 30, 2003, the Company recorded a tax benefit of $1.0 million, related to the exercise of stock options and warrants, as an increase to additional paid-in capital. The tax benefits from the exercise of stock options and warrants resulted in a lower utilization of net operating loss ("NOL") carryforwards, but had no impact on the effective tax rate.

     Upon emergence from bankruptcy on June 29, 2001, the Company had available NOL carryforwards of approximately $112 million, which expire through 2022, and net deferred tax assets (including NOL carryforwards) of approximately $75 million. In accordance with SFAS No. 109, "Accounting for Income Taxes," realization of net deferred tax assets that existed as of the emergence date will first reduce goodwill until exhausted and thereafter are reported as an increase to additional paid-in capital. In addition, the use of emergence date net deferred tax assets during the three and six months ended September 30, 2003 resulted in the recognition of income tax expense without the corresponding payment of cash taxes. The Company has recorded a valuation allowance against the emergence date net deferred tax assets, including NOL carryforwards remaining at September 30, 2003, due to the uncertainty regarding their ultimate realization. Realization is dependent upon generating sufficient future taxable income and the release of the valuation allowance is dependent on the Company's ability to forecast future results. When the Company is able to demonstrate a pattern of predictable level of profitability and thereby sufficiently reduce the uncertainty relating to the realization of the NOL carryforwards, the valuation allowance will be reversed and recorded as an increase to additional paid-in capital. The Company's ability to utilize NOL carryforwards could become subject to annual limitations under Section 382 of the Internal Revenue Code if a change of control occurs, as defined by the Internal Revenue Code and could result in the Company having increased income tax payment obligations.

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

     Certain of the Company's subsidiaries receive, from time to time, notices from the United States Environmental Protection Agency that these companies and numerous other parties are considered potentially responsible parties and may be obligated under Superfund, or similar state regulatory schemes, to pay a portion of the cost of remedial investigation, feasibility studies and, ultimately, remediation to correct alleged releases of hazardous substances at various third party sites. Superfund may impose joint and several liability for the costs of remedial investigations and actions on the entities that arranged for disposal of certain wastes, the waste transporters that selected the disposal sites, and the owners and operators of these sites. Responsible parties (or any one of them) may be required to bear all of such costs regardless of fault, legality of the original disposal, or ownership of the disposal site.

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

     During the period from September 2002 to the present, the Arizona Department of Environmental Quality ("ADEQ") issued six Notices of Violations ("NOVs") to Metal Management Arizona L.L.C. ("MTLM-Arizona"), a subsidiary of the Company, for alleged violations at MTLM-Arizona's Tucson and Phoenix facilities including: (i) not developing and submitting a "Solid Waste Facility Site Plan"; (ii) placing shredder residue on a surface that does not meet Arizona's permeability specifications; (iii) alleged failure to follow ADEQ protocol for sampling and analysis of waste from the shredding of motor vehicles at the Phoenix facility; and (iv) use of excavated soil used to stabilize railroad tracks adjacent to the Phoenix facility. On September 5, 2003, MTLM-Arizona was notified that ADEQ had referred the outstanding NOV issues to the Arizona Attorney General. MTLM-Arizona is cooperating fully with ADEQ and the Arizona Attorney General's office. At this preliminary stage, the Company cannot predict MTLM-Arizona's potential liability, if any, in connection with the NOVs or any required remediation.

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

     From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims arising from the Company's operations. There are presently no legal proceedings pending against the Company, which, in the opinion of the Company's management, is likely to have a material adverse effect on its business, financial condition or results of operations.

Purchase of Real Property
     In August 2003, the Company exercised a purchase option for land on which it operates a scrap metals recycling facility in Houston, Texas. The purchase price of the land is $4.0 million and the land purchase is expected to close prior to January 15, 2004.

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

NOTE 8 -- STOCKHOLDERS' EQUITY

     In accordance with the Company's plan of reorganization (the "Plan"), the Company was required to distribute 10,000,000 shares of common stock and warrants to purchase 750,000 shares of common stock (designated as "Series A Warrants") as follows:

                                                   COMMON       SERIES A
                                                   STOCK        WARRANTS
                                                   -----        --------
Unsecured creditors                               9,900,000             0
Predecessor company preferred stockholders            7,300        54,750
Predecessor company common stockholders              92,700       695,250
                                                 ----------    ----------
          Total                                  10,000,000       750,000
                                                 ==========    ==========

     The Series A Warrants are immediately exercisable at an exercise price of $21.19 per share and expire on June 29, 2006. Preferred stockholders and common stockholders of the predecessor company were required to return their old preferred and common stock certificates in order to receive a distribution of the Company's common stock and Series A Warrants. Pursuant to the Plan, any claims which were not made by the second anniversary of the Plan (June 29, 2003) were deemed to have been forfeited. The Company has cancelled 7,221 shares of common stock and Series A Warrants to acquire 53,279 shares of common stock which were issuable to predecessor company preferred stockholders and common stockholders and not timely claimed. All shares of common stock issuable under the Plan have been issued.

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

     We have achieved a leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. In making acquisitions, we have focused on major metropolitan markets where prime industrial and obsolete scrap metals (automobiles, appliances and industrial equipment) are readily available and from where we believe we can better serve our customer base. In pursuing this strategy, we acquired certain large regional companies to serve as platforms into which subsequent acquisitions would be integrated. We believe that through the integration of our acquired businesses, we have enhanced our competitive position and profitability of the operations because of broader distribution channels, improved managerial and financial resources, enhanced purchasing power and increased economies of scale. Since emerging from bankruptcy in June 2001, we have acquired one scrap metal recycling company and we may acquire other companies in the future if attractive opportunities are identified.

RECENT EVENTS
     During September 2003, we entered into a confidentiality and standstill agreement (the "Agreement") with European Metal Recycling, Ltd ("EMR"). Pursuant to the Agreement, we will make available to EMR certain non-public information regarding our company and our operations. The Agreement with EMR is not exclusive and does not prevent us from entering into other similar agreements. We have retained Deutsche Bank Securities, Inc. to provide a strategic assessment and to provide advice to our board of directors should we receive any offers. There can be no guarantee, however, that we will consummate a business combination or other similar transaction with EMR or any other party.

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

Revenue Recognition
     Revenues for processed product sales are recognized when title passes to the customer. Revenue relating to brokered sales is recognized upon receipt of the materials by the customer. Revenues from services, including stevedoring and tolling, are recognized as they are performed. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are accrued against revenues as incurred.

Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $0.8 million and $1.0 million at September 30, 2003 and March 31, 2003, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

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

Inventory
     Our inventories primarily consist of ferrous and non-ferrous scrap metals and are valued at the lower of average purchased cost or market. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. As indicated in our Annual Report under the section entitled "Risk Factors -- Prices of commodities we own may be volatile," we are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to consistently turn our inventories.

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

Self-Insured Reserves
     We are self-insured for medical claims for most of our employees. Our exposure to medical claims is protected by a stop-loss insurance policy. We record a reserve for reported but unpaid claims and the estimated cost of incurred but not reported ("IBNR") claims. Our reserve is based on a lag estimate and our historical claims experience.

     Effective April 1, 2003, we began to self-insure for workers' compensation claims. We have a large deductible insurance policy that provides a stop-loss for individual workers' compensation claims that exceed $250,000. We record a reserve for IBNR claims. Our reserve is based on an actuarial analysis performed by our insurance broker. In connection with our large deductible workers' compensation insurance policy, we provide a letter of credit for the benefit of the insurance carrier.

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

     To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical returns on plan assets. We assumed that long-term returns on pension assets were 9.00% during fiscal 2003. Based on the negative returns of the stock market in recent years, we have reduced our expected long-term rate of return assumption in fiscal 2004 to 8.00%.

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

     Upon emergence from bankruptcy on June 29, 2001, we had available NOL carryforwards of approximately $112 million, which expire through 2022, and net deferred tax assets (including NOL carryforwards) of approximately $75 million. In accordance was SFAS No. 109, "Accounting for Income Taxes," realization of net deferred tax assets that existed as of the emergence date will be reported as an increase to additional paid-in capital. In addition, our use of emergence date net deferred tax assets during the three and six months ended September 30, 2003 resulted in the recognition of income tax expense without a corresponding payment of cash taxes. We have recorded a valuation allowance against the emergence date net deferred tax assets, including NOL carryforwards remaining at September 30, 2003, due to the uncertainty regarding their ultimate realization. Realization is dependent upon generating sufficient future taxable income and the release of the valuation allowance is dependent on our ability to forecast future results. When we are able to demonstrate a pattern of predictable level of profitability and thereby sufficiently reduce the uncertainty relating to the realization of the NOL carryforwards, the valuation allowance will be reversed and recorded as an increase to additional paid-in capital. Our ability to utilize NOL carryforwards could become subject to annual limitations under Section 382 of the Internal Revenue Code if a change of control occurs, as defined by the Internal Revenue Code and could result in us having increased income tax payment obligations.

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

RESULTS OF OPERATIONS

SALES
     Consolidated net sales for the three months ended September 30, 2003 and 2002 in general product categories were as follows ($ in thousands):

                                                SEPTEMBER 30, 2003                SEPTEMBER 30, 2002
                                            ---------------------------       ---------------------------
COMMODITY                                                NET                               NET
(WEIGHT IN THOUSANDS)                       WEIGHT      SALES       %         WEIGHT      SALES       %
----------------------------------------    ------      -----       -         ------      -----       -
Ferrous metals (tons)                         1,126    $165,843    72.1%        1,031    $124,010    64.3%
Non-ferrous metals (lbs.)                   104,233      53,767    23.4       111,571      50,981    26.4
Brokerage -- ferrous (tons)                      33       5,368     2.3           111      13,169     6.8
Brokerage -- non-ferrous (lbs.)                 987         462     0.2         3,636       1,168     0.6
Other                                                     4,608     2.0                     3,517     1.9
                                                       --------    ----                  --------    ----
                                                       $230,048     100%                 $192,845     100%
                                                       ========    ====                  ========    ====

     Consolidated net sales for the six months ended September 30, 2003 and 2002 in general product categories were as follows ($ in thousands):

                                                SEPTEMBER 30, 2003                SEPTEMBER 30, 2002
                                            ---------------------------       ---------------------------
COMMODITY                                                NET                               NET
(WEIGHT IN THOUSANDS)                       WEIGHT      SALES       %         WEIGHT      SALES       %
----------------------------------------    ------      -----       -         ------      -----       -
Ferrous metals (tons)                         2,211    $319,452    69.9%        2,129    $246,445    63.8%
Non-ferrous metals (lbs.)                   200,330     103,440    22.6       224,887     102,841    26.6
Brokerage -- ferrous (tons)                     184      23,963     5.2           240      28,952     7.5
Brokerage -- non-ferrous (lbs.)               2,890       1,252     0.3         5,978       2,005     0.5
Other                                                     8,923     2.0                     6,070     1.6
                                                       --------    ----                  --------    ----
                                                       $457,030     100%                 $386,313     100%
                                                       ========    ====                  ========    ====

     Consolidated net sales increased by $37.2 million (19.3%) and $70.7 million (18.3%) to $230.0 million and $457.0 million in the three and six month periods ended September 30, 2003, respectively, compared to consolidated net sales of $192.8 million and $386.3 million in the three and six month periods ended September 30, 2002, respectively. The increase in consolidated net sales was primarily due to higher average selling prices for both ferrous and non-ferrous products.

Ferrous Sales
     Ferrous sales increased by $41.8 million (33.7%) and $73.1 million (29.6%) to $165.8 million and $319.5 million in the three and six months ended September 30, 2003, respectively, compared to ferrous sales of $124.0 million and $246.4 million in the three and six months ended September 30, 2002, respectively. The increase was attributable to higher average selling prices combined with an increase in sales volumes. The average selling price for ferrous products was approximately $147 per ton and $144 per ton for the three and six months ended September 30, 2003, respectively, which represents an increase of $27 per ton (22.5%) and $29 per ton (24.8%) from the three and six months ended September 30, 2002, respectively. The increase in selling prices for ferrous scrap is evident in data published by the American Metal Market ("AMM"). According to AMM, the average price for #1 Heavy Melting Steel Scrap -- Chicago (which is a common indicator for ferrous scrap) was approximately $113.29 per ton for the three months ended September 30, 2003 compared to $98.50 per ton for the three months ended September 30, 2002.

     Demand for our ferrous scrap continues to be strong. International demand remains favorable due to relative attractiveness of scrap metal from the U.S. in part due to weakening in the value of the U.S. dollar. Consequently, U.S. scrap is more attractive to overseas buyers and, in particular, we have seen strong demand from China, Korea and Turkey. The strong international demand is evident in data released by the U.S. Commerce Department, which shows that U.S. exports of ferrous scrap for calendar 2003 (through August 2003) were approximately 8.1 million tons, an increase of 24% from the comparable period in calendar 2002. Domestic demand for scrap metal has been favorable despite reduced levels of steel production because of tighter supplies of prompt industrial grades of scrap metal. Domestic demand for scrap metal is also being favorably impacted by higher prices for scrap substitute products such as DRI and HBI relative to obsolete grades of scrap metal, and due to lower levels of imports of scrap metal to the U.S.

Non-ferrous Sales
     Non-ferrous sales increased by $2.8 million (5.5%) and $0.6 million (0.6%) to $53.8 million and $103.4 million in the three and six months ended September 30, 2003, respectively, compared to non-ferrous sales of $51.0 million and $102.8 million in the three and six months ended September 30, 2002, respectively. The increase was due to higher average selling prices partially offset by lower sales volumes. In the three and six months ended September 30, 2003, non-ferrous sales volumes decreased by 7.3 million pounds and 24.6 million pounds, respectively, and average selling price for non-ferrous products increased by approximately $.06 per pound compared to the three and six months ended September 30, 2002.

     Our non-ferrous operations have benefited from rising prices for aluminum, copper and stainless steel (nickel base metal). However, the supply for non-ferrous metals continues to remain weak due to the slowdown in U.S. industrial production, especially in the aerospace and telecommunications industries, which has caused a decrease in sales volumes. Competition from China has resulted in lower volumes of copper and aluminum wire being processed and sold from our wire-chopping operation. As a result, we have significantly curtailed our wire-chopping operation choosing instead in many cases to sell unprocessed copper and aluminum abroad.

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

Brokerage Sales
     Brokerage ferrous sales decreased by $7.8 million (59.2%) and $5.0 million (17.2%) to $5.4 million and $24.0 million in the three and six months ended September 30, 2003, respectively, compared to brokerage ferrous sales of $13.2 million and $29.0 million in the three and six months ended September 30, 2002, respectively. The decrease was primarily a result of lower demand from certain of our domestic brokerage customers. The decrease in brokered ferrous volume was partially offset by an increase in brokered ferrous sales price per ton. The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap metal are generally associated with higher unit prices.

Other Sales
     Other sales are primarily derived from our stevedoring and bus dismantling operations. The increase in other sales in the three and six months ended September 30, 2003 is primarily a result of higher stevedoring revenue, which increased by $1.0 million and $2.7 million, respectively, from the three and six months ended September 30, 2002.

GROSS PROFIT
     Gross profit was $31.5 million (13.7% of sales) and $61.5 million (13.5% of sales) during the three and six months ended September 30, 2003, respectively, compared to gross profit of $24.8 million (12.9% of sales) and $53.1 million (13.7% of sales) during the three and six months ended September 30, 2002. The improvement in the amount of gross profit earned during the three and six months ended September 30, 2003 was due to higher material margins realized on ferrous products sold, partially offset by higher processing costs. Additionally, we continue to improve our performance through higher realization of Zorba (non-ferrous metals recovered as a by-product from the shredding process) and from realizing attractive prices for Zorba in the three and six months ended September 30, 2003.

     Our processing cost on a per unit basis increased slightly in the three and six months ended September 30, 2003 compared to the three and six months ended September 30, 2002, respectively. The increase in processing costs was mainly attributable to higher lease, repair and maintenance expenses. Our operating rental expense has increased due to the utilization of favorable operating leases for material handling equipment (see Liquidity and Capital Resources).

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses were $13.2 million (5.7% of sales) and $25.8 million (5.6% of sales) in the three and six months ended September 30, 2003, respectively, compared to general and administrative expenses of $12.2 million (6.3% of sales) and $23.6 million (6.1% of sales) in the three and six months ended September 30, 2002, respectively. The increase results from higher medical claims expense, professional fees and compensation expense.

     We are self-insured for health insurance for most of our employees. Medical claims were higher by $0.3 million and $0.8 million in the three and six months ended September 30, 2003, respectively, compared to the three and six months ended September 30, 2002. Professional fees increased by $0.2 million and $0.6 million in the three and six months ended September 30, 2003, respectively, primarily due to higher legal expense. Since January 2003, we have incurred legal costs related to our cooperation with a subpoena received from the Department of Justice.

DEPRECIATION AND AMORTIZATION
     Depreciation and amortization expense was $4.4 million (1.9% of sales) and $9.1 million (2.0% of sales) in the three and six months ended September 30, 2003, respectively, compared to depreciation and amortization expense of $4.2 million (2.2% of sales) and $8.6 million (2.2% of sales) in the three and six months ended September 30, 2002, respectively. The increase is due to capital expenditures incurred since September 2002.

INCOME (LOSS) FROM JOINT VENTURES
     Income from joint ventures was $1.0 million and $1.9 million in the three and six months ended September 30, 2003, respectively, compared to loss from joint ventures of $48,000 and $78,000 in the three and six months ended September 30, 2002, respectively. The income from joint ventures primarily represents our 28.5% share of income from Southern. In February 2003, Southern strengthened its capitalization by accomplishing a long-term refinancing of its debt that resulted in a repayment of a loan that we made to Southern. Additionally, following the refinancing of Southern, we began to report our share of earnings from

Southern. Southern has benefited from the improving scrap markets which led to profitability and the recovery of our investment that had been previously reserved.

INTEREST EXPENSE
     Interest expense was $2.0 million (0.9% of sales) and $4.2 million (0.9% of sales) in the three and six months ended September 30, 2003, respectively, compared to interest expense of $2.9 million (1.5% of sales) and $5.9 million (1.5% of sales) in the three and six months ended September 30, 2002, respectively. The decrease was a result of lower borrowings and interest rates. Our average borrowings in the three and six months ended September 30, 2003 were approximately $32 million and $31 million, less than our average borrowings in the three and six months ended September 30, 2002, respectively.

     As a result of the repurchase and redemption of our 12.75% Junior Secured Notes, our overall interest rate on outstanding borrowings was lower in the three and six months ended September 30, 2003 compared to the three and six months ended September 30, 2002. We repurchased and retired $31.5 million of 12.75% Junior Secured Notes through proceeds from a $20 million term loan, which bears interest at 8.50%, and from proceeds borrowed under the revolving credit portion of our Credit Agreement.

INCOME TAXES
     In the three and six months ended September 30, 2003, we recognized income tax expense of $5.0 million and $9.4 million, resulting in an effective tax rate of 39.8% and 39.3%, respectively. The recognition of income tax expense results from the utilization of NOL carryforwards and other deferred tax assets of our predecessor company, which are not offset by a corresponding reversal of the related valuation allowance. Valuation allowance reversals of the predecessor company, under generally accepted accounting principles, are recorded first as a reduction in goodwill until exhausted and then as an increase to additional paid-in capital. The effective tax rate differs from the statutory rate primarily due to the impact of state income taxes.

     In the three and six months ended September 30, 2002, our income tax expense was $2.1 million and $4.3 million resulting in an effective tax rate of 24.7% and 24.0%, respectively. During the three and six months ended September 30, 2002, we estimated our income tax expense assuming that our use of predecessor company NOL carryforwards would be limited in their annual utilization. In December 2002, we finalized and filed our federal income tax return and made an election that increased the amount of predecessor company NOL carryforwards utilized. Consequently, our effective income tax rate is higher due to the increase in the amount of predecessor company NOL carryforwards utilized.

NET INCOME
     Net income was $7.5 million and $14.5 million in the three and six months ended September 30, 2003, respectively, compared to net income of $6.4 million and $13.7 million in the three and six months ended September 30, 2002, respectively. Net income is higher due to the recognition of income from joint ventures, lower interest expense and higher material margins on ferrous products sold.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
     During the six months ended September 30, 2003, our operating activities generated net cash of $13.4 million compared to net cash generated of $19.7 million in the six months ended September 30, 2002. Cash generated by operating activities during the six months ended September 30, 2003 is comprised of $32.3 million of cash generated from net income, adjusted for non-cash items, offset by investments in working capital of $18.9 million. The working capital increase was primarily due to a $19.9 million increase in accounts receivable. The increase in accounts receivable is due to higher sales during the three months ended September 30, 2003 ($230 million) compared to sales during the three months ended March 31, 2003 ($214 million).

     We used $3.6 million in net cash for investing activities in the six months ended September 30, 2003 compared to net cash generated of $2.4 million in the six months ended September 30, 2002. In the six months ended September 30, 2003, purchases of property and equipment were $3.9 million, while we generated $0.3 million of cash from the sale of redundant fixed assets.

     During the six months ended September 30, 2003, we used $9.2 million of net cash for financing activities compared to net cash used of $21.6 million in the six months ended September 30, 2002. Cash generated from operating activities, net of cash used in investing activities, was used to reduce overall indebtedness by $9.0 million. In addition, we paid $2.9 million of fees and expenses associated with our Credit Agreement. This was partially offset by proceeds of $3.1 million of cash received from the exercise of stock options and warrants.

Indebtedness
     At September 30, 2003, our total indebtedness was $80.6 million, a decrease of $9.0 million from March 31, 2003. Our primary source of financing is our revolving credit and letter of credit facility.

     On August 13, 2003, we entered into an amended and restated credit facility (the "Credit Agreement") with Deutsche Bank Trust Company Americas, as agent for the lenders thereunder. The Credit Agreement provides for maximum borrowings of $130 million and expires on July 1, 2007. $110 million of the Credit Agreement is available as a revolving loan and letter of credit facility and $20 million is available as a term loan. The Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $45 million or 70% of eligible inventory, a fixed asset sublimit of $12.7 million as of September 30, 2003, and a term loan of $20.0 million (the "Term Loan"). The fixed asset sublimit amortizes by $2.5 million on a quarterly basis and under certain other conditions. Upon the full amortization of the fixed asset sublimit, the Term Loan will then amortize by $2.5 million on a quarterly basis and under certain other conditions. A security interest in substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries, has been granted to the agent for the lenders as collateral against our obligations under the Credit Agreement. Pursuant to the Credit Agreement, we pay a fee of .375% on the undrawn portion of the facility.

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

     Under the Credit Agreement, we are required to satisfy specified financial covenants, including a minimum fixed charge coverage ratio of 1.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00, through December 31, 2004. After December 31, 2004, the maximum leverage ratio is 2.25 to 1.00. Both ratios are tested for the twelve-month period ending each fiscal quarter. The Credit Agreement also provides for maximum capital expenditures of $16 million for the twelve-month period ending each fiscal quarter.

     The Credit Agreement also contains restrictions which, among other things, limit our ability to (i) incur additional indebtedness; (ii) pay dividends;
(iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on our assets; and (viii) other matters customarily restricted in such agreements. We were in compliance with all financial covenants contained in the Credit Agreement as of September 30, 2003. As of October 30, 2003, we had outstanding borrowings of approximately $84 million under the Credit Agreement and undrawn availability of approximately $42 million.

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

     On August 14, 2003, we purchased approximately $30.5 million par amount of Junior Secured Notes at a price of 101% of the principal amount, plus accrued and unpaid interest. On September 18, 2003, we redeemed the remaining $1.0 million par amount of Junior Secured Notes at a price of 100% of the principal amount, plus accrued and unpaid interest. The repurchase and redemption of the Junior Secured Notes resulted in the recognition of a $0.4 million loss on debt extinguishment during the three months ended September 30, 2003. We funded the repurchase and redemption of the Junior Secured Notes with availability under the Credit Agreement. The Junior Secured Notes were cancelled following the redemption of the remaining notes on September 18, 2003.

Future Capital Requirements
     We expect to fund our working capital needs, interest payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by undrawn borrowing availability under the Credit Agreement. Our future cash needs will be driven by working capital requirements, planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves. During the six months ended September 30, 2003, we received $3.1 million of cash from the exercise of stock options and warrants by employees and directors. We may also receive additional proceeds in the future from the exercise of outstanding stock options and warrants.

     Capital expenditures are planned to be approximately $14 million in fiscal 2004, which includes the purchase of land on which we operate a scrap metals recycling facility in Houston, Texas and costs to complete the installation of a "Mega" Shredder, that we currently own, at our facility in Phoenix, Arizona. We expect the "Mega" Shredder to be operational by December 2003.

     In addition, due to favorable financing terms made available by equipment manufacturing vendors, we have entered into operating leases for new equipment. Since April 2002, we have entered into 26 operating leases for equipment which would have cost approximately $6.3 million to purchase. These operating leases are attractive to us since the implied interest rates are lower than interest rates under our credit facilities. We expect to selectively use operating leases for new material handling equipment or trucks required by our operations.

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

     The following table sets forth our known contractual obligations as of September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                  LESS THAN      ONE TO        THREE TO
                                       TOTAL      ONE YEAR     THREE YEARS    FIVE YEARS    THEREAFTER
                                       -----      --------     -----------    ----------    ----------
Long-term debt and capital leases     $ 80,574    $    372      $    132       $ 79,972      $     98
Operating leases                        41,597       7,922        10,109          5,378        18,188
Land purchase obligation                 4,000       4,000             0              0             0
Other contractual obligations            4,034       3,423           539             72             0
                                      --------    --------      --------       --------      --------
Total contractual cash obligations    $130,205    $ 15,717      $ 10,780       $ 85,422      $ 18,286
                                      ========    ========      ========       ========      ========

Other Commitments
     We are required to make contributions to our defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). However, due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount of pension plan asset returns, we are not able to reasonably estimate the amount of future required contributions beyond fiscal 2005. Our minimum required pension contributions for the remainder of fiscal 2004 and fiscal 2005 will be approximately $0.4 million and $1.9 million, respectively.

     We also enter into letters of credit in the ordinary course of operating and financing activities. As of October 28, 2003, we had outstanding letters of credit of $4.0 million which expire in fiscal 2004.

     In August 2003, we exercised a purchase option for land on which we operate a scrap metals recycling facility in Houston, Texas. The purchase price of the land is $4.0 million and the land purchase is expected to close prior to January 15, 2004.

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

Recent Accounting Pronouncements
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees be recorded at fair value as opposed to the current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. We adopted this interpretation on December 31, 2002. The adoption of FIN 45 resulted in additional disclosures made by us that are included in this Report.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. FIN 46 will be applicable to us in the third quarter of fiscal 2004, for interests acquired in variable interest entities prior to February 1, 2003. We do not have any variable interest entities and therefore adoption of this interpretation will have no impact on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not impact our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this statement did not impact our consolidated financial statements.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

USEPA v. Metal Management Midwest, Inc. ("MTLM-Midwest")

     Our subsidiary, MTLM-Midwest, operates seven facilities in the Chicago area which were the subject of a series of inspections and document requests in the mid-1990s by, among other agencies, the United States Environmental Protection Agency ("USEPA") pursuant to the so-called Greater Chicagoland Initiative to perform multimedia and multi-agency inspections of scrap yards in the Chicago Area (the "USEPA Initiative"). As a result of the USEPA Initiative, USEPA alleged that MTLM-Midwest's facilities had violated certain provisions of the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Oil Pollution Standards and the Toxic Substances Control Act. In January 2003, we entered into a Consent Decree with USEPA pursuant to which, without admitting liability with respect to the alleged violations, we agreed (i) to distribute to USEPA an allowed class 6 unsecured claim in our Chapter 11 bankruptcy proceedings to be satisfied through the issuance of shares of our common stock allocated in our plan of reorganization to class 6 creditors, and
(ii) to perform environmental compliance audits at several of our MTLM-Midwest facilities. The Consent Decree became final on July 17, 2003.

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

Metal Management Arizona, L.L.C. ("MTLM-Arizona")

     During the period from September 2002 to the present, the Arizona Department of Environmental Quality ("ADEQ") issued six Notices of Violations ("NOVs") to our subsidiary MTLM-Arizona for alleged violations at MTLM-Arizona's Tucson and Phoenix facilities including: (i) not developing and submitting a "Solid Waste Facility Site Plan"; (ii) placing shredder residue on a surface that does not meet Arizona's permeability specifications; (iii) alleged failure to follow ADEQ protocol for sampling and analysis of waste from the shredding of motor vehicles at the Phoenix facility; and (iv) use of excavated soil used to stabilize railroad tracks adjacent to the Phoenix facility. On September 5, 2003, MTLM-Arizona was notified that ADEQ had referred the outstanding NOV issues to the Arizona Attorney General. MTLM-Arizona is cooperating fully with ADEQ and the Arizona Attorney General's office. At this preliminary stage, we cannot predict MTLM-Arizona's potential liability, if any, in connection with the NOVs or any required remediation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on September 17, 2003 in New York, New York. At the meeting, our stockholders elected five members to our board of directors pursuant to the following votes:

                                                   VOTES IN       VOTES
NAME                                                 FAVOR      WITHHELD
----                                                 -----      --------
Daniel W. Dienst                                   8,493,247       25,651
Albert A. Cozzi                                    7,899,219      619,679
John T. DiLacqua                                   8,499,741       19,157
Kevin P. McGuinness                                7,975,199      543,699
Harold J. Rouster                                  7,975,422      543,476

     In addition to electing directors, our stockholders approved the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending March 31, 2004 by the vote of 8,410,149 in favor, 106,212 against and 2,537 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      See Exhibit Index

  (b) Reports on Form 8-K

      We filed a Current Report on Form 8-K on September 9, 2003, which announced that the Company entered into a confidentiality and standstill agreement with European Metal Recycling Ltd.

      We filed a Current Report on Form 8-K on September 5, 2003, which announced that the Company retained Deutsche Bank Securities, Inc. to serve as a financial advisor to its Board of Directors.

      We filed a Current Report on Form 8-K on August 15, 2003, which announced that the Company entered into an amended and restated credit facility with Deutsche Bank Trust Company Americas, as agent and the other lenders party thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             METAL MANAGEMENT, INC.

                                             By:      /s/ Albert A. Cozzi
                                               ---------------------------------
                                                    Albert A. Cozzi
                                                  Vice-Chairman of the
                                                  Board and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)

                                             By:      /s/ Michael W. Tryon
                                               ---------------------------------
                                                    Michael W. Tryon
                                                  President and Chief
                                                  Operating Officer

                                             By:      /s/ Robert C. Larry
                                               ---------------------------------
                                                    Robert C. Larry
                                                  Executive Vice President,
                                                  Finance and Chief
                                                  Financial Officer
                                                  (Principal Financial Officer)

                                             By:      /s/ Amit N. Patel
                                               ---------------------------------
                                                    Amit N. Patel
                                                  Vice President, Finance and
                                                  Controller
                                                  (Principal Accounting Officer)

                                             Date: October 30, 2003

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

 4.1     Amended and Restated Credit Agreement, dated as of August
         13, 2003 by and among the Company and its subsidiaries named therein and Deutsche Bank Trust Company Americas, as Agent and the financial institutions parties thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated August 11, 2003).

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

32.1 Certification of Albert A. Cozzi pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Robert C. Larry pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1     Confidentiality and Standstill Agreement dated September 8,
         2003 between the Company and European Metal Recycling Ltd.
         (incorporated by reference to Exhibit 10.1 of the Company's
         Current Report on Form 8-K dated September 8, 2003).