Form 10-Q
period 2003-12-31
METAL MANAGEMENT INC
filed 2004-02-11
CIK 795665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

     As of January 23, 2004, the registrant had 11,056,452 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I:     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Consolidated Statements of Operations -- three and nine
              months ended December 31, 2003 and 2002 (unaudited)             1

            Consolidated Balance Sheets -- December 31, 2003 and March
              31, 2003 (unaudited)                                            2

            Consolidated Statements of Cash Flows -- nine months ended
              December 31, 2003 and 2002 (unaudited)                          3

            Consolidated Statement of Stockholders' Equity -- nine
              months ended December 31, 2003 (unaudited)                      4

            Notes to Consolidated Financial Statements (unaudited)            5

ITEM 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      16

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk       27

ITEM 4.     Controls and Procedures                                          27

PART II:    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                29

ITEM 6.     Exhibits and Reports on Form 8-K                                 30

            Signatures                                                       31

            Exhibit Index                                                    32

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                           ---------------------------   ---------------------------
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2003           2002           2003           2002
                                               ----           ----           ----           ----
NET SALES                                    $257,715       $169,546       $714,745       $555,859
Cost of sales                                 222,180        150,466        617,691        483,684
                                             --------       --------       --------       --------
Gross profit                                   35,535         19,080         97,054         72,175

Operating expenses:
  General and administrative                   16,570         11,117         42,372         34,715
  Depreciation and amortization                 4,480          4,357         13,536         12,985
  Non-cash and non-recurring income (Note
    3)                                              0           (695)             0           (695)
                                             --------       --------       --------       --------
Total operating expenses                       21,050         14,779         55,908         47,005
                                             --------       --------       --------       --------
OPERATING INCOME                               14,485          4,301         41,146         25,170

Income (loss) from joint ventures               1,811            (80)         3,741           (158)
Interest expense                               (1,418)        (2,775)        (5,646)        (8,675)
Interest and other income (expense) (Note
  3)                                              (74)           711           (184)         3,547
(Loss) gain on debt extinguishment (Note
  5)                                                0            324           (363)           607
                                             --------       --------       --------       --------

Income before income taxes                     14,804          2,481         38,694         20,491
Provision for income taxes                     (2,231)        (2,753)       (11,608)        (7,071)
                                             --------       --------       --------       --------
NET INCOME (LOSS)                            $ 12,573       $   (272)      $ 27,086       $ 13,420
                                             ========       ========       ========       ========

EARNINGS PER SHARE:
  Basic                                      $   1.17       $  (0.03)      $   2.57       $   1.32
                                             ========       ========       ========       ========
  Diluted                                    $   1.07       $  (0.03)      $   2.43       $   1.29
                                             ========       ========       ========       ========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
  Basic                                        10,722         10,161         10,521         10,161
                                             ========       ========       ========       ========
  Diluted                                      11,700         10,161         11,136         10,406
                                             ========       ========       ========       ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                                DECEMBER 31,    MARCH 31,
                                                                    2003          2003
                                                                    ----          ----
                           ASSETS
Current assets:
  Cash and cash equivalents                                       $  1,908      $    869
  Accounts receivable, net                                          91,928        66,746
  Inventories                                                       50,420        49,319
  Deferred income taxes                                              3,049             0
  Prepaid expenses and other assets                                  4,545         7,167
                                                                  --------      --------
     TOTAL CURRENT ASSETS                                          151,850       124,101

Property and equipment, net                                        115,211       114,684
Goodwill and other intangibles, net                                  2,540         5,809
Deferred financing costs, net                                        3,255         1,290
Deferred income taxes                                               48,012             0
Other assets                                                         6,506         2,767
                                                                  --------      --------
                        TOTAL ASSETS                              $327,374      $248,651
                                                                  ========      ========


            LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt (Restated -- Note 5)          $    332      $ 57,543
  Accounts payable                                                  71,614        57,195
  Accrued interest                                                     180         1,483
  Other accrued liabilities                                         24,157        17,571
                                                                  --------      --------
     TOTAL CURRENT LIABILITIES                                      96,283       133,792

Long-term debt, less current portion (Restated -- Note 5)           59,295        32,067
Other liabilities                                                    3,994         4,510
                                                                  --------      --------
     TOTAL LONG-TERM LIABILITIES                                    63,289        36,577

Stockholders' equity:
  Preferred stock                                                        0             0
  New common equity -- issuable                                          0            98
  Common stock                                                         108           102
  Warrants                                                             427           423
  Additional paid-in capital                                       127,975        65,453
  Accumulated other comprehensive loss                              (2,212)       (2,212)
  Retained earnings                                                 41,504        14,418
                                                                  --------      --------
     TOTAL STOCKHOLDERS' EQUITY                                    167,802        78,282
                                                                  --------      --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $327,374      $248,651
                                                                  ========      ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                     NINE MONTHS ENDED
                                                                ----------------------------
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2003            2002
                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  27,086        $13,420
Adjustments to reconcile net income to cash flows from
  operating activities:
     Depreciation and amortization                                  13,536         12,985
     Deferred taxes                                                  9,772          7,071
     (Gain) loss on sale of property and equipment                     165         (3,058)
     (Income) loss from joint ventures                              (3,741)           158
     Amortization of debt issuance costs                             1,026          1,701
     Non-cash and non-recurring income                                   0           (695)
     Provision for bad debt                                            356            162
     (Gain) loss on debt extinguishments                               363           (607)
     Other                                                             557            191
Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                           (25,503)         5,070
     Inventories                                                    (1,101)        (6,236)
     Accounts payable                                               14,419          1,915
     Accrued interest                                               (1,303)        (1,221)
     Other                                                           2,229         (1,986)
                                                                 ---------        -------
Net cash provided by operating activities                           37,861         28,870

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (7,511)        (4,970)
  Proceeds from sale of property and equipment                         400         10,350
  Acquisitions, net of cash acquired                                (1,027)        (3,300)
  Other                                                                (88)           (55)
                                                                 ---------        -------
Net cash (used in) provided by investing activities                 (8,226)         2,025

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on credit agreement, net                                    0        (24,367)
  Issuances of long-term debt                                      702,483             91
  Repayments of long-term debt                                    (700,933)        (1,565)
  Repurchase of Junior Secured Notes                               (31,896)        (1,823)
  Proceeds from exercise of stock options and warrants               4,740              0
  Fees paid to issue long-term debt                                 (2,990)        (2,462)
                                                                 ---------        -------
Net cash used in financing activities                              (28,596)       (30,126)
                                                                 ---------        -------

Net increase in cash and cash equivalents                            1,039            769
Cash and cash equivalents at beginning of period                       869            838
                                                                 ---------        -------

Cash and cash equivalents at end of period                       $   1,908        $ 1,607
                                                                 =========        =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                    $   5,889        $ 8,156
                                                                 =========        =======
Income taxes paid                                                $   1,002        $   158
                                                                 =========        =======

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)

                                    NEW                                                      ACCUMULATED
                                   COMMON       COMMON STOCK                  ADDITIONAL        OTHER
                                  EQUITY -      ------------                   PAID-IN      COMPREHENSIVE    RETAINED
                                  ISSUABLE    SHARES    AMOUNT    WARRANTS     CAPITAL          LOSS         EARNINGS     TOTAL
                                  --------    ------    ------    --------     -------          ----         --------     -----
BALANCE AT MARCH 31, 2003           $ 98      10,153     $102       $423       $ 65,453        $(2,212)      $14,418     $ 78,282
Distribution of equity in
  accordance with the plan of
  reorganization                     (98)          2        0          8             90              0             0            0
Issuance of restricted stock
  and options                          0          21        0          0            124              0             0          124
Exercise of stock options and
  warrants and related tax
  benefits                             0         625        6         (4)         6,823              0             0        6,825
Tax benefit on usage of
  predecessor company deferred
  tax assets                           0           0        0          0          4,424              0             0        4,424
Reversal of predecessor
  company valuation allowance
  (Note 6)                             0           0        0          0         51,061              0             0       51,061
Net income                             0           0        0          0              0              0        27,086       27,086
                                    ----      ------     ----       ----       --------        -------       -------     --------
BALANCE AT DECEMBER 31, 2003        $  0      10,801     $108       $427       $127,975        $(2,212)      $41,504     $167,802
                                    ====      ======     ====       ====       ========        =======       =======     ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- GENERAL

Business
     Metal Management, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") are principally engaged in the business of collecting and processing ferrous and non-ferrous metals. The Company collects industrial scrap metal and obsolete scrap metal, processes it into reusable forms, and supplies the recycled metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through the Company's recycling facilities located in 13 states. The Company's ferrous products primarily include shredded, sheared, cold briquetted and bundled scrap metal, and other purchased scrap metal, such as turnings, cast and broken furnace iron. The Company also processes non-ferrous metals, including aluminum, stainless steel, copper, brass, titanium and high-temperature alloys, using similar techniques and through application of certain of the Company's proprietary technologies.

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

Recent Accounting Pronouncements
     In November 2002, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees be recorded at fair value as opposed to the prior practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new guarantee disclosures, even when the likelihood of making any payments under the guarantee is remote. The Company adopted this interpretation on December 31, 2002. The adoption of this interpretation had no impact on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and provides accounting guidance for consolidation of variable interest entities. The consolidation requirements of FIN 46 apply immediately to any variable interest entities created after January 31, 2003. The provisions of FIN 46 for interests acquired in variable interest entities prior to February 1, 2003 will apply for periods ending after December 15, 2003. The adoption of this interpretation had no impact on the Company's consolidated financial statements.

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

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revised statement retains the requirements of the original SFAS No. 132, which standardized employers' disclosures about pensions and other postretirement benefits, and requires additional disclosures concerning the economic resources and obligations related to pension plans and other postretirement benefits. This revised statement is effective for fiscal years ending after December 15, 2003. The Company will revise its disclosures to meet the requirements under this revised standard in its financial statements for the fiscal year ended March 31, 2004.

Restricted Stock
     In May 2003, the Company granted 20,776 shares of restricted stock under its 2002 Incentive Stock Plan to certain employees, giving them the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares. Such shares are subject to forfeiture if certain employment conditions are not met (see Note 8 -- Subsequent Event).

     The fair value of the restricted stock at the date of grant has been amortized to expense ratably over its vesting period. The Company recorded stock compensation expense of approximately $46,000 and $116,000 related to restricted stock in the three and nine months ended December 31, 2003, respectively.

Stock-Based Compensation
     The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations and complies with the disclosure-only provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." Pursuant to APB No. 25, stock-based compensation cost is not recognized with respect to options and warrants granted that have an exercise price equal or greater than the market value of the common stock on the date of grant.

     Net income, as reported, includes the after-tax impact of stock compensation expense related to restricted stock grants. The following table illustrates the pro forma effects on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except for earnings per share):

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                       ----------------------------    ----------------------------
                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                           2003            2002            2003            2002
                                           ----            ----            ----            ----
Net income (loss), as reported           $12,573          $ (272)        $27,086         $13,420
  Add: Stock-based employee
     compensation expense included
     in reported net income, net of
     related tax effects                       0               0               6              28
  Deduct: Total stock-based
     employee compensation expense
     determined under the fair
     value method for all awards,
     net of related tax effects             (102)           (216)         (1,253)           (700)
                                         -------          ------         -------         -------
PRO FORMA NET INCOME (LOSS)              $12,471          $ (488)        $25,839         $12,748
                                         =======          ======         =======         =======
Earnings per share:
  Basic -- as reported                   $  1.17          $(0.03)        $  2.57         $  1.32
                                         =======          ======         =======         =======
  Basic -- pro forma                     $  1.16          $(0.05)        $  2.46         $  1.25
                                         =======          ======         =======         =======

  Diluted -- as reported                 $  1.07          $(0.03)        $  2.43         $  1.29
                                         =======          ======         =======         =======
  Diluted -- pro forma                   $  1.06          $(0.05)        $  2.30         $  1.23
                                         =======          ======         =======         =======

NOTE 2 -- EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants. The following is a reconciliation of the numerators and denominators used in computing EPS (in thousands, except per share amounts):

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                       ----------------------------    ----------------------------
                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                           2003            2002            2003            2002
                                           ----            ----            ----            ----
NUMERATOR:
Net income (loss)                        $12,573         $  (272)        $27,086         $13,420
Elimination of interest expense
  upon assumed conversion of note
  payable, net of tax                          0               0               0              78
                                         -------         -------         -------         -------
Net income (loss)                        $12,573         $  (272)        $27,086         $13,498
                                         =======         =======         =======         =======
DENOMINATOR:
Weighted average number of shares
  outstanding                             10,722          10,161          10,521          10,161
Assumed conversion of note payable             0               0               0             243
Incremental common shares
  attributable to dilutive stock
  options and warrants                       978               0             615               2
                                         -------         -------         -------         -------
Weighted average number of diluted
  shares outstanding                      11,700          10,161          11,136          10,406
                                         =======         =======         =======         =======

Basic earnings per share                 $  1.17         $ (0.03)        $  2.57         $  1.32
                                         =======         =======         =======         =======
Diluted earnings per share               $  1.07         $ (0.03)        $  2.43         $  1.29
                                         =======         =======         =======         =======

     For the three and nine months ended December 31, 2003, all outstanding options and warrants were included in the diluted EPS calculation. For the three months ended December 31, 2002, options and warrants to purchase 2,617,500 shares of common stock were excluded from the diluted EPS calculation due to the net loss for the period. For the nine months ended December 31, 2002, options and warrants to purchase 2,297,500 shares of common stock were excluded from the diluted EPS calculation as the option and warrant exercise prices were greater than the average market price of the Company's common stock for the period.

NOTE 3 -- SUPPLEMENTAL INFORMATION

Inventories
     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following at (in thousands):

                                              DECEMBER 31,    MARCH 31,
                                                  2003          2003
                                              ------------    ---------
Ferrous metals                                  $28,506        $32,791
Non-ferrous metals                               21,472         15,851
Other                                               442            677
                                                -------        -------
                                                $50,420        $49,319
                                                =======        =======

Property and Equipment
     Property and equipment consisted of the following at (in thousands):

                                            DECEMBER 31,   MARCH 31,
                                                2003         2003
                                            ------------   ---------
Land and improvements                         $ 29,307     $ 23,759
Buildings and improvements                      20,338       19,180
Operating machinery and equipment               90,668       87,846
Automobiles and trucks                           9,152        8,724
Computer equipment and software                  2,346        2,227
Furniture, fixture and office equipment            800          773
Construction in progress                         5,717        2,570
                                              --------     --------
                                               158,328      145,079
Less -- accumulated depreciation               (43,117)     (30,395)
                                              --------     --------
                                              $115,211     $114,684
                                              ========     ========

Other Accrued Liabilities
     Other accrued liabilities consisted of the following at (in thousands):

                                              DECEMBER 31,    MARCH 31,
                                                  2003          2003
                                              ------------    ---------
Accrued employee compensation and benefits      $10,715        $ 9,783
Accrued land purchase obligation                  4,000              0
Accrued insurance                                 2,823          1,059
Accrued real and personal property taxes          1,885          1,659
Other                                             4,734          5,070
                                                -------        -------
                                                $24,157        $17,571
                                                =======        =======

Interest and Other Income (Expense)
     Significant components of interest and other income (expense) are as follows (in thousands):

                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                ---------------------------   ---------------------------
                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                    2003           2002           2003           2002
                                    ----           ----           ----           ----
Gain (loss) on disposal of
  property and equipment            $(74)          $648          $(165)         $3,058
Interest income                        1             51              6             157
Other income (expense)                (1)            12            (25)            332
                                    ----           ----          -----          ------
  Total                             $(74)          $711          $(184)         $3,547
                                    ====           ====          =====          ======

     During the nine months ended December 31, 2002, the Company sold parcels of real property in California and Ohio that were classified as "held for sale." These real property sales resulted in an aggregate pre-tax gain of approximately $3.3 million.

Non-cash and non-recurring income

     During the three months ended December 31, 2001, the Company recognized a $3.1 million asset impairment charge related to its decision to exit its operations in California. During December 2002, the Company completed the exit from its California operations and generated $0.7 million more proceeds from the sale of assets than originally anticipated. As a result, during the three months ended December 31, 2002, the Company recognized a non-cash and non-recurring credit of $0.7 million.

NOTE 4 -- ACQUISITIONS, GOODWILL AND OTHER INTANGIBLES

     In November 2003, the Company acquired certain scrap metal recycling assets of H. Bixon and Sons in Connecticut. The aggregate purchase consideration was $1.0 million consisting of (i) $0.9 million of cash paid at closing, (ii) contingent consideration of up to $300,000 per year for three years based on the achievement of certain earn out targets, and (iii) $0.1 million of transaction costs. The Company obtained independent valuations on the equipment purchased and allocated the purchase consideration as follows: (i) approximately $1.2 million to the fair value of equipment and (ii) $0.2 million to liabilities.

     Goodwill and other intangibles consisted of the following at (in thousands):

                                              DECEMBER 31, 2003          MARCH 31, 2003
                                              -----------------          --------------
                                            GROSS                     GROSS
                                           CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                            AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                            ------    ------------    ------    ------------
Other intangibles:
  Customer lists                            $1,280       $(107)       $1,280        $(43)
  Non-compete agreement                        240         (55)          240         (10)
  Pension intangible                             6           0             6           0
Goodwill                                     1,176           0         4,336           0
                                            ------       -----        ------        ----
  Goodwill and other intangibles            $2,702       $(162)       $5,862        $(53)
                                            ======       =====        ======        ====

     Total amortization expense for other intangibles during the three and nine months ended December 31, 2003 was $36,000 and $109,000, respectively. Based on the other intangibles recorded as of December 31, 2003, annual amortization expense for other intangibles will be approximately $0.1 million for each of the next five fiscal years.

     During the nine months ended December 31, 2003, the Company reduced goodwill by $3.3 million as a result of the utilization of pre-emergence deferred tax assets (see Note 6 -- Income Taxes).

NOTE 5 -- LONG-TERM DEBT

     Long-term debt consisted of the following at (in thousands):

                                                   DECEMBER 31,    MARCH 31,
                                                       2003          2003
                                                   ------------    ---------
Credit Agreement:
  Revolving credit facility                          $38,977        $57,225
  Term loan                                           20,000              0
12.75% Junior Secured Notes                                0         31,533
Other debt (including capital leases)                    650            852
                                                     -------        -------
                                                      59,627         89,610
Less -- current portion of long-term debt
  (Restated)*                                           (332)       (57,543)
                                                     -------        -------
                                                     $59,295        $32,067
                                                     =======        =======

---------------

* See "Amendment to the Credit Agreement and its Effect on Classification of the Credit Agreement" discussion below.

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

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $45 million or 70% of eligible inventory, a fixed asset sublimit of $10.2 million as of December 31, 2003, and a term loan of $20.0 million (the "Term Loan"). The fixed asset sublimit amortizes by $2.5 million on a quarterly basis and under certain other conditions. Upon the full amortization of the fixed asset sublimit, the Term Loan will then amortize by $2.5 million on a quarterly basis and under certain other conditions. A security interest in substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, has been granted to the agent for the lenders as collateral against the obligations of the Company under the Credit Agreement. Pursuant to the Credit Agreement, the Company pays a fee of .375% on the undrawn portion of the facility.

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

Amendment to the Credit Agreement and its Effect on Classification of the Credit Agreement
     The Credit Agreement was amended on February 10, 2004. The amendment eliminated the requirement that all proceeds from the collection of customer accounts be swept automatically to an account that reduced borrowings under the Credit Agreement from and after the closing date of the Credit Agreement, provided the Company satisfies certain conditions as specified in the Credit Agreement. Pursuant to the amendment, the Company now controls all collections through its lock-box accounts. As a result of the amendment, and the expectation that the Company will satisfy the conditions specified in the Credit Agreement, the Company classifies the amounts outstanding under the Credit Agreement as a long-term obligation as of December 31, 2003. The Credit Agreement, which was entered into by the Company on August 13, 2003, matures on July 1, 2007 subject to the terms and conditions of the Credit Agreement.

     Prior to the amendment, the Credit Agreement required the Company to remit all collections received into its lock-box accounts into an account that would automatically reduce the borrowings under the Credit Agreement. Recently, the Company determined that the Credit Agreement contains provisions that are deemed to be subjective acceleration clauses which provide the lenders with an ability to restrict future borrowings under the Credit Agreement. In accordance with Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement," the existence of the lock-box arrangement and subjective acceleration clauses requires the classification of the Credit Agreement as a current liability for dates preceding the amendment. The Company's prior credit agreement, which was repaid in its entirety on August 13, 2003, had similar lock-box arrangements and subjective acceleration clauses. Accordingly, the Company has restated through reclassification its March 31, 2003 balance sheet to properly classify the amounts outstanding under that prior credit agreement as a current liability. There were no other changes to the balance sheet and no changes to the results of operations. The reclassification of amounts owing under the Company's prior credit agreement (which was repaid on August 13, 2003) to a short-term liability at March 31, 2003 does not affect the Company's operating results, cash flows or liquidity.

Debt Extinguishment
     On April 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains and losses from extinguishment of debt as a component of income from operations. The Company previously recorded gains and losses from extinguishments of debt as an extraordinary item, net of income taxes. For the three and nine months ended December 31, 2002, the Company reclassified $324,000 ($123,000 net of tax) and $607,000 ($359,000 net of tax), respectively, from extraordinary gain on extinguishment of debt to gain on debt extinguishment.

     On August 14, 2003, the Company purchased approximately $30.5 million par amount of Junior Secured Notes at a price of 101% of the principal amount, plus accrued and unpaid interest. On September 18, 2003, the Company redeemed the remaining $1.0 million par amount of Junior Secured Notes at a price of 100% of the principal amount, plus accrued and unpaid interest. The repurchase and redemption of the Junior Secured Notes resulted in the recognition of a $0.4 million loss on debt extinguishment during the nine months ended December 31, 2003. The Company used availability under the Credit Agreement to fund the repurchase and redemption of the Junior Secured Notes. The Junior Secured Notes were cancelled following the redemption of the remaining notes on September 18, 2003.

NOTE 6 -- INCOME TAXES

     The Company recorded income tax expense of $2.2 million and $11.6 million in the three and nine months ended December 31, 2003, respectively. The effective income tax rate differs from the statutory tax rate primarily due to tax benefits associated with export sales. During the nine months ended December 31, 2003, the Company also recorded a tax benefit of $2.1 million, related to the exercise of stock options and warrants, as an increase to additional paid-in capital. The tax benefits from the exercise of stock options and warrants resulted in a lower utilization of net operating loss ("NOL") carryforwards, but had no impact on the effective income tax rate.

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

     The Company had previously recorded a full valuation allowance against the emergence date net deferred tax assets, including NOL carryforwards, due to the uncertainty regarding their ultimate realization. During the three months ended December 31, 2003, the Company filed its tax return for the year ended March 31, 2003, recorded the final effects of post and pre-emergence tax positions and updated its forecasts of future operations. The updated forecasts took into consideration current market conditions and the eight consecutive quarters of profitable operations through December 2003. Based on these factors, the Company reversed the valuation allowance recorded against the emergence date net deferred tax assets because it now believes it is more likely than not that these deferred tax assets will be realized. Significant judgment is required in these evaluations, and differences in future results from the Company's estimates could result in material differences in the realization of these assets.

     The Company's December 31, 2003 balance sheet reflects net deferred tax assets of $51.1 million. In accordance with SFAS No. 109, the reversal of the emergence date valuation allowance was recorded as an increase to paid-in capital. The Company did not reverse $2.4 million of valuation allowance associated with certain state NOL carryforwards due to either their short expiration periods or expectation that these state NOL carryforwards may not be utilized.

     The Company's ability to utilize NOL carryforwards could become subject to annual limitations under Section 382 of the Internal Revenue Code if a change of control occurs, as defined by the Internal Revenue Code, and could result in the Company having increased income tax payment obligations.

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

     During the period from September 2002 to the present, the Arizona Department of Environmental Quality ("ADEQ") issued Notices of Violations ("NOVs") to Metal Management Arizona L.L.C. ("MTLM-Arizona"), a subsidiary of the Company, for alleged violations at MTLM-Arizona's Tucson and Phoenix facilities including: (i) not developing and submitting a "Solid Waste Facility Site Plan"; (ii) placing shredder residue on a surface that does not meet Arizona's permeability specifications; (iii) alleged failure to follow ADEQ protocol for sampling and analysis of waste from the shredding of motor vehicles at the Phoenix facility; and (iv) use of excavated soil used to stabilize railroad tracks adjacent to the Phoenix facility. On September 5, 2003, MTLM-Arizona was notified that ADEQ had referred the outstanding NOV issues to the Arizona Attorney General. MTLM-Arizona is cooperating fully with ADEQ and the Arizona Attorney General's office. At this preliminary stage, the Company cannot predict MTLM-Arizona's potential liability, if any, in connection with the NOVs or any required remediation.

     On April 29, 1998, Metal Management Midwest, Inc. ("MTLM-Midwest"), a subsidiary of the Company, acquired substantially all of the operating assets of 138 Scrap, Inc. ("138 Scrap") that were used in its scrap metal recycling business. Most of these assets were located at a recycling facility in Riverdale, Illinois (the "Facility"). In early November 2003, MTLM-Midwest was served with a Notice of Intent to Sue (the "Notice") by The Jeff Diver Group, L.L.C., on behalf of the Village of Riverdale, alleging, among other things, that the release or disposal of hazardous substances within the meaning of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") has occurred at an approximately 57 acre property in the Village of Riverdale (which includes the 8.8 acre Facility that was leased by MTLM-Midwest until December 31, 2003). The Notice indicates that the Village of Riverdale intends to file suit against MTLM-Midwest (directly and as a successor to 138 Scrap) and numerous other third parties under one or both of CERCLA and the Resource Conservation and Recovery Act. At this preliminary stage, the Company cannot predict MTLM-Midwest's potential liability, if any, in connection with such lawsuit or any required remediation. The Company believes that it has meritorious defenses to certain of the claims outlined in the Notice and MTLM-Midwest intends to vigorously defend itself against any claims ultimately asserted by the Village of Riverdale. In addition, although the Company believes that it would be entitled to indemnification from the sellers of 138 Scrap for some or all of the obligations that may be imposed on MTLM-Midwest in connection with this matter under the agreement governing its purchase of the operating assets of 138 Scrap, the Company cannot provide assurances that any of the sellers will have sufficient resources to fund any indemnifiable claims to which the Company may be entitled.

Legal Proceedings
     In January 2003, the Company received a subpoena requesting that it provide documents to a grand jury that is investigating scrap metal purchasing practices in the four state region of Ohio, Illinois, Indiana and Michigan. The Company is fully cooperating with the subpoena and the grand jury's investigation. The Company is unable at this preliminary stage to determine future legal costs or other costs to be incurred in responding to such subpoena or other impact to the Company of such investigation.

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

Purchase of Real Property
     In August 2003, the Company exercised a purchase option for land on which it operates a scrap metals recycling facility in Houston, Texas. The land purchase closed on January 21, 2004 for a purchase price of approximately $4.0 million. The Company financed $2.5 million of the purchase price from a promissory note which bears interest at 5.5% and is due on January 1, 2009 and the remaining balance from working capital.

NOTE 8 -- SUBSEQUENT EVENT

     Effective as of January 16, 2004, Albert A. Cozzi resigned as a director and Chief Executive Officer of the Company. The Company's Board of Directors appointed Daniel W. Dienst as its new Chief Executive Officer. Mr. Dienst has been the Chairman of the Board since April 1, 2003 and a director since June 2001. Effective as of January 16, 2004, Frank J. Cozzi resigned as a Vice President of the Company and as President of MTLM-Midwest. The Company's Board of Directors appointed Harold "Skip" Rouster as Vice President of the Company and President of MTLM-Midwest. Since June 2001, Mr. Rouster has served as a director of the Company. Effective with his new Company appointments, Mr. Rouster resigned as a director of the Company. In addition to Albert A. Cozzi and Frank J. Cozzi, one other officer of MTLM-Midwest resigned and five employees were terminated in a management realignment implemented during January 2004 principally involving the Company's Midwest operations. The Company estimates that it will recognize a one-time expense of approximately $5.7 million related to this realignment during the quarter ending March 31, 2004 primarily in connection with aggregate severance payments, benefits, and expense associated with the acceleration of vesting of restricted stock held by Mr. Albert A. Cozzi.

     Gerald E. Morris was appointed to the Company's Board of Directors on January 16, 2004 to fill the vacancy created by Mr. Rouster's resignation from the Board. Mr. Morris is President and Chief Executive Officer of Intalite International N.V., a multinational company engaged in manufacturing metal ceilings for commercial buildings. Mr. Morris and Kevin P. McGuinness, a director since June 2001, have been appointed to the audit committee of the Board of Directors of the Company, replacing Messrs. Dienst and Rouster.

     On January 16, 2004, the Company issued a restricted stock award of 250,000 shares of common stock to its new Chief Executive Officer. The restricted stock vests 25% on March 31, 2005 and 25% annually for the next three years thereafter. In accordance with APB No. 25, the Company will record deferred stock-based compensation of approximately $8.8 million as a component of stockholders' equity. This deferred stock-based compensation will be amortized to expense ratably over the vesting period. During the quarter ending March 31, 2004, the Company will record stock-based compensation expense of approximately $0.8 million related to this restricted stock award.

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

GENERAL
     We are one of the largest full-service metals recyclers in the United States, with recycling facilities located in 13 states. We enjoy leadership positions in many major metropolitan markets, including Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix, Salt Lake City, Toledo and Tucson. We have a 28.5% equity ownership position in Southern Recycling, L.L.C. ("Southern"), one of the largest scrap metals recyclers in the Gulf Coast region. Our operations primarily involve the collection and processing of ferrous and non-ferrous metals. We collect industrial scrap metal and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metal brokers. In addition to buying, processing and selling ferrous and non-ferrous scrap metals, we are periodically retained as demolition contractors or sub-contractors in certain of our large metropolitan markets in which we dismantle obsolete machinery, buildings and other structures containing metal and, in the process, collect both the ferrous and non-ferrous metals from these sources. At certain of our locations adjacent to commercial waterways, we provide stevedoring services. We also operate a bus dismantling business combined with a bus replacement parts business at our Northeast operations.

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

     We have achieved a leading position in the metals recycling industry primarily by implementing a national strategy of completing and integrating regional acquisitions. In making acquisitions, we have focused on major metropolitan markets where prime industrial and obsolete scrap metals (automobiles, appliances and industrial equipment) are readily available and from where we believe we can better serve our customer base. In pursuing this strategy, we acquired certain large regional companies to serve as platforms into which subsequent acquisitions would be integrated. We believe that through the integration of our acquired businesses, we have enhanced our competitive position and profitability of the operations because of broader distribution channels, improved managerial and financial resources, enhanced purchasing power and increased economies of scale. Since emerging from bankruptcy in June 2001, we have acquired two scrap metal recycling companies and we may acquire other companies in the future if attractive opportunities are identified.

RECENT EVENTS
     In September 2003, we entered into a confidentiality and standstill agreement (the "Agreement") with European Metal Recycling, Ltd ("EMR"). Following the execution of the Agreement, we made available to EMR and certain other parties certain non-public information regarding our company and our operations, but to our knowledge, no such diligence efforts are continuing as of the date of this Report.

     On December 4, 2003, President George W. Bush lifted tariffs imposed on foreign steel products under Section 201 of the US Trade Act of 1974. President Bush imposed the tariffs in March 2002 as a temporary safeguard measure and then lifted the tariffs in December 2003 based on significant consolidation in the U.S. steel industry. We have not experienced any adverse effects from the removal of the tariffs on our results of operations or financial condition.

     Effective as of January 16, 2004, Albert A. Cozzi resigned as a director and Chief Executive Officer of our company. Our Board of Directors appointed Daniel W. Dienst as our new Chief Executive Officer. Mr. Dienst has been the Chairman of the Board since April 1, 2003 and a director since June 2001. Effective as of January 16, 2004, Frank J. Cozzi resigned as a Vice President of our company and as President of Metal Management Midwest, Inc. ("MTLM-Midwest"). Our Board of Directors appointed Harold "Skip" Rouster as a Vice President of our company and President of MTLM-Midwest. Mr. Rouster has served as a director since June 2001. Effective with his new appointments, Mr. Rouster resigned from our Board of Directors. In addition to Albert A. Cozzi and Frank J. Cozzi, one other officer of MTLM-Midwest resigned and five employees were terminated in a management realignment implemented during January 2004 principally involving our Midwest operations. We estimate that we will recognize a one-time expense of approximately $5.7 million related to this realignment during the quarter ending March 31, 2004 primarily in connection with aggregate severance payments, benefits, and expense associated with the acceleration of vesting of restricted stock held by Mr. Albert A. Cozzi.

     On January 16, 2004, Gerald E. Morris was appointed to our Board of Directors to fill the vacancy created by Mr. Rouster's resignation. Mr. Morris is President and Chief Executive Officer of Intalite International N.V., a multinational company engaged in manufacturing metal ceilings for commercial buildings. Mr. Morris and Kevin P. McGuinness, a director since June 2001, have been appointed to the Audit Committee of the Board of Directors, replacing Messrs. Dienst and Rouster.

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

Revenue Recognition
     Revenues for processed product sales are recognized when title passes to the customer. Revenue relating to brokered sales is recognized upon receipt of the materials by the customer. Revenues from services, including stevedoring and tolling, are recognized as the services are performed. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are accrued against revenues as incurred.

Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $0.9 million and $1.0 million at December 31, 2003 and March 31, 2003, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the accounts, past experience with the accounts, changes in collection patterns and general industry conditions.

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

     Effective April 1, 2003, we began to self-insure for workers' compensation claims that are less than $250,000. We have a large deductible insurance policy that provides a stop-loss for individual workers' compensation claims that exceed $250,000. We record a reserve for IBNR claims. Our reserve is based on an actuarial analysis performed by our insurance broker. In connection with our large deductible workers' compensation insurance policy, we provide a letter of credit for the benefit of the insurance carrier.

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

     In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the discount rate that we assume is required to reflect the rates of high-quality debt instruments that would provide the future cash flows necessary to pay benefits when they come due. We reduced our discount rate from 7.25% at March 31, 2002 to 6.75% at March 31, 2003 to reflect market interest rate reductions. The effect of the lower discount rate increased the present value of benefit obligations and has increased pension expense in fiscal 2004.

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

     We had previously recorded a full valuation allowance against the emergence date net deferred tax assets, including NOL carryforwards, due to the uncertainty regarding their ultimate realization. During the quarter ended December 31, 2003, we filed our tax return for the year ended March 31, 2003, recorded the final effects of post and pre-emergence tax positions and updated our forecasts of future operations. The updated forecasts took into consideration current market conditions and the eight consecutive quarters of profitable operations through December 2003. Based on these factors, we reversed the valuation allowance recorded against the emergence date net deferred tax assets because we now believe it is more likely than not that these deferred tax assets will be realized. Significant judgment is required in these evaluations, and differences in future results from our estimates could result in material differences in the realization of these assets.

     Our December 31, 2003 balance sheet reflects net deferred tax assets of $51.1 million. In accordance with SFAS No. 109, the reversal of the emergence date valuation allowance was recorded as an increase to paid-in capital. We did not reverse $2.4 million of valuation allowance associated with certain state NOL carryforwards due to either their short expiration periods or the expectation that these state NOL carryforwards may not be utilized.

     Our ability to utilize NOL carryforwards could become subject to annual limitations under Section 382 of the Internal Revenue Code if a change of control occurs, as defined by the Internal Revenue Code, and could result in increased income tax payment obligations. Based on current forecasts and NOL availability, we do not expect to become a significant cash taxpayer in the foreseeable future.

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

RESULTS OF OPERATIONS

SALES
     Consolidated net sales for the three months ended December 31, 2003 and 2002 in general product categories were as follows ($ in thousands):

                                                 DECEMBER 31, 2003                 DECEMBER 31, 2002
                                            ---------------------------       ---------------------------
COMMODITY                                                NET                               NET
(WEIGHT IN THOUSANDS)                       WEIGHT      SALES       %         WEIGHT      SALES       %
----------------------------------------    ------      -----       -         ------      -----       -
Ferrous metals (tons)                         1,060    $182,494    70.8%          982    $110,176    65.0%
Non-ferrous metals (lbs.)                   109,049      63,601    24.7       110,952      49,025    28.9
Brokerage -- ferrous (tons)                      63       7,528     2.9            60       6,171     3.6
Brokerage -- non-ferrous (lbs.)                 705         186     0.1         2,175       1,227     0.7
Other                                                     3,906     1.5                     2,947     1.8
                                                       --------    ----                  --------    ----
                                                       $257,715     100%                 $169,546     100%
                                                       ========    ====                  ========    ====

     Consolidated net sales for the nine months ended December 31, 2003 and 2002 in general product categories were as follows ($ in thousands):

                                                 DECEMBER 31, 2003                 DECEMBER 31, 2002
                                            ---------------------------       ---------------------------
COMMODITY                                                NET                               NET
(WEIGHT IN THOUSANDS)                       WEIGHT      SALES       %         WEIGHT      SALES       %
----------------------------------------    ------      -----       -         ------      -----       -
Ferrous metals (tons)                         3,271    $501,946    70.2%        3,111    $356,621    64.2%
Non-ferrous metals (lbs.)                   309,379     167,041    23.4       335,839     151,866    27.3
Brokerage -- ferrous (tons)                     247      31,491     4.4           300      35,123     6.3
Brokerage -- non-ferrous (lbs.)               3,595       1,438     0.2         8,153       3,232     0.6
Other                                                    12,829     1.8                     9,017     1.6
                                                       --------    ----                  --------    ----
                                                       $714,745     100%                 $555,859     100%
                                                       ========    ====                  ========    ====

     Consolidated net sales increased by $88.2 million (52.0%) and $158.8 million (28.6%) to $257.7 million and $714.7 million in the three and nine month periods ended December 31, 2003, respectively, compared to consolidated net sales of $169.5 million and $555.9 million in the three and nine month periods ended December 31, 2002, respectively. The increase in consolidated net sales was primarily due to higher average selling prices for both ferrous and non-ferrous products.

Ferrous Sales
     Ferrous sales increased by $72.3 million (65.6%) and $145.3 million (40.8%) to $182.5 million and $501.9 million in the three and nine months ended December 31, 2003, respectively, compared to ferrous sales of $110.2 million and $356.6 million in the three and nine months ended December 31, 2002, respectively. The increase was attributable to higher average selling prices combined with an increase in sales volumes. The average selling price for ferrous products was approximately $172 per ton and $153 per ton for the three and nine months ended December 31, 2003, respectively, which represents an increase of $60 per ton (54%) and $39 per ton (34%) from the three and nine months ended December 31, 2002, respectively. The increase in selling prices for ferrous scrap is evident in data published by the American Metal Market ("AMM"). According to AMM, the average price for #1 Heavy Melting Steel Scrap - Chicago (which is a common indicator for ferrous scrap) was approximately $140 per ton and $118 per ton for the three and nine months ended December 31, 2003, respectively, compared to $95 per ton for both the three and nine months ended December 31, 2002.

     Demand for our ferrous scrap continues to be strong. International demand remains favorable due in part to the weakening U.S. dollar. Consequently, U.S. scrap is more attractive to overseas buyers and, in particular, we have seen strong demand from China, Korea and Turkey. The strong international demand is evident in data released by the U.S. Commerce Department, which shows that U.S. exports of ferrous scrap for calendar

2003 (through November 2003) were approximately 11 million tons, an increase of 25% from the comparable period in calendar 2002. Domestic demand for scrap metal has been favorable despite reduced levels of steel production because of tighter supplies of prompt industrial grades of scrap metal. Domestic demand for scrap metal has also been favorably impacted by higher prices for scrap substitute products such as DRI and HBI relative to obsolete grades of scrap metal, and by lower levels of imports of scrap metal to the U.S.

Non-ferrous Sales
     Non-ferrous sales increased by $14.6 million (29.7%) and $15.1 million (10.0%) to $63.6 million and $167.0 million in the three and nine months ended December 31, 2003, respectively, compared to non-ferrous sales of $49.0 million and $151.9 million in the three and nine months ended December 31, 2002, respectively. The increase was due to higher average selling prices partially offset by lower sales volumes. In the three and nine months ended December 31, 2003, the average selling price for non-ferrous products increased by approximately $0.14 per pound and $0.09 per pound, respectively, and non-ferrous sales volumes decreased by 1.9 million pounds and 26.5 million pounds, respectively, compared to the three and nine months ended December 31, 2002.

     Our non-ferrous operations have benefited from rising prices for aluminum, copper and stainless steel (nickel base metal). The increase in non-ferrous prices is evident in data published by the London Metals Exchange ("LME"). According to LME data, in calendar 2003, nickel, copper and aluminum prices increased by 77%, 34% and 13%, respectively. However, the supply for non-ferrous metals continues to remain weak due to the slowdown in U.S. industrial production, especially in the aerospace and telecommunications industries, which has caused a decrease in sales volumes. Competition from China has resulted in lower volumes of copper and aluminum wire being processed and sold from our wire-chopping operation. As a result, we have significantly curtailed our wire-chopping operation choosing instead in many cases to sell unprocessed copper and aluminum abroad.

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

Brokerage Sales
     Brokerage ferrous sales increased by $1.3 million (22.0%) and decreased by $3.6 million (10.3%) to $7.5 million and $31.5 million in the three and nine months ended December 31, 2003, respectively, compared to brokerage ferrous sales of $6.2 million and $35.1 million in the three and nine months ended December 31, 2002, respectively. The decrease in brokerage ferrous sales during the nine months ended December 31, 2003 was primarily a result of changes to our business in Ohio that resulted in reduced shipments to certain of our domestic brokerage customers. The decrease in brokered ferrous volume was partially offset by an increase in brokered ferrous sales price per ton. The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap metal are generally associated with higher unit prices.

Other Sales
     Other sales are primarily derived from our stevedoring and bus dismantling operations. Stevedoring is a fee for service business primarily associated with our dock operations at Port Newark. The increase in other sales in the three and nine months ended December 31, 2003 is primarily a result of higher stevedoring revenue, which increased by $1.0 million and $3.6 million, respectively, from the three and nine months ended December 31, 2002.

GROSS PROFIT
     Gross profit was $35.5 million (13.8% of sales) and $97.1 million (13.6% of sales) during the three and nine months ended December 31, 2003, respectively, compared to gross profit of $19.1 million (11.3% of sales) and $72.2 million (13.0% of sales) during the three and nine months ended December 31, 2002. The improvement in the amount of gross profit earned during the three and nine months ended December 31, 2003 was due to higher material margins realized on ferrous products sold, partially offset by higher processing costs. Additionally, we continue to improve our performance through higher realization of Zorba (non-ferrous metals recovered as a by-product from the shredding process) and from realizing attractive prices for Zorba in the three and nine months ended December 31, 2003.

     Our processing cost on a per unit basis increased slightly in the three and nine months ended December 31, 2003 compared to the three and nine months ended December 31, 2002. The increase in processing costs was mainly attributable to higher repair, maintenance, direct wages and waste removal expenses. These expenses have increased as a result of the increase in volume of ferrous products processed and shipped.

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses were $16.6 million (6.4% of sales) and $42.4 million (5.9% of sales) in the three and nine months ended December 31, 2003, respectively, compared to general and administrative expenses of $11.1 million (6.6% of sales) and $34.7 million (6.2% of sales) in the three and nine months ended December 31, 2002, respectively. The increase results from higher compensation expense and medical claims expense.

     The increase in compensation expense results from accruals recorded in connection with employee incentive compensation plans. The compensation plans are generally measured as a function of return on net assets. As a consequence of strong performance from our ferrous businesses, we accrued $4.9 million and $8.1 million in the three and nine months ended December 31, 2003, respectively, in connection with the employee incentive compensation plans compared to accruals of $0.8 million and $3.6 million in the three and nine months ended December 31, 2002, respectively. Payments under the incentive compensation plans are subject to performance for the full fiscal year and approval by the Compensation Committee of the Board of Directors. We are self-insured for health insurance for most of our employees. Medical claims were higher by $0.6 million and $1.4 million in the three and nine months ended December 31, 2003, respectively, compared to the three and nine months ended December 31, 2002.

DEPRECIATION AND AMORTIZATION
     Depreciation and amortization expense was $4.5 million (1.7% of sales) and $13.5 million (1.9% of sales) in the three and nine months ended December 31, 2003, respectively, compared to depreciation and amortization expense of $4.4 million (2.6% of sales) and $13.0 million (2.3% of sales) in the three and nine months ended December 31, 2002, respectively. The increase is due to capital expenditures incurred since December 2002.

INCOME (LOSS) FROM JOINT VENTURES
     Income from joint ventures was $1.8 million and $3.7 million in the three and nine months ended December 31, 2003, respectively, compared to loss from joint ventures of $0.1 million and $0.2 million in the three and nine months ended December 31, 2002, respectively. Income recognized from joint ventures primarily represents our 28.5% share of income from Southern. In February 2003, Southern strengthened its capitalization by accomplishing a long-term refinancing of its debt that resulted in a repayment of a loan that we made to Southern. Additionally, following the refinancing of Southern, we began to report our share of earnings from Southern. Southern has benefited from the improving scrap markets which has led to significant profitability.

INTEREST EXPENSE
     Interest expense was $1.4 million (0.5% of sales) and $5.6 million (0.8% of sales) in the three and nine months ended December 31, 2003, respectively, compared to interest expense of $2.8 million (1.6% of sales) and $8.7 million (1.6% of sales) in the three and nine months ended December 31, 2002, respectively. The decrease was a result of lower borrowings and interest rates. Our average borrowings in the three and nine months ended December 31, 2003 were approximately $40.1 million and $33.9 million less than our average borrowings in the three and nine months ended December 31, 2002, respectively.

     As a result of the repurchase and redemption of our 12.75% Junior Secured Notes, our overall interest rate on outstanding borrowings was lower in the three and nine months ended December 31, 2003 compared to the three and nine months ended December 31, 2002. We repurchased and retired $31.5 million of 12.75% Junior Secured Notes through borrowings from our Credit Agreement which bears interest tied to the prime rate or LIBOR.

INCOME TAXES
     In the three and nine months ended December 31, 2003, we recognized income tax expense of $2.2 million and $11.6 million, resulting in an effective tax rate of 15.1% and 30.0%, respectively. The effective tax rate differs from the statutory rate primarily due to the impact of increasing export sales. We estimate that our effective tax rate for the year ending March 31, 2004 will be approximately 30%, which is lower than previously estimated, resulting in an adjustment in the three months ending December 31, 2003 that is reflected in the 15.1% effective tax rate for that period.

     In the three and nine months ended December 31, 2002, our income tax expense was $2.8 million and $7.1 million, resulting in an effective tax rate of 111.0% and 34.5%, respectively. In December 2002, we finalized and filed our federal income tax return for the year ended March 31, 2002 and made an election that increased the amount of predecessor company NOL carryforwards utilized. Consequently, the effective income tax rate was higher due to the increase in the amount of predecessor company NOL carryforwards utilized.

NET INCOME (LOSS)
     Net income was $12.6 million and $27.1 million in the three and nine months ended December 31, 2003, respectively, compared to a net loss of $0.3 million in the three months ended December 31, 2002 and net income of $13.4 million in the nine months ended December 31, 2002. Net income increased due to higher material margins on ferrous products sold, the recognition of income from joint ventures, lower interest expense and a lower estimated effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
     During the nine months ended December 31, 2003, our operating activities generated net cash of $37.9 million compared to net cash generated of $28.9 million in the nine months ended December 31, 2002. Cash generated by operating activities during the nine months ended December 31, 2003 is comprised of $49.1 million of cash generated from net income, adjusted for non-cash items, offset by investments in working capital of $11.2 million. The working capital increase was primarily due to a $25.5 million increase in accounts receivable. The increase in accounts receivable is due to higher sales during the three months ended December 31, 2003 ($258 million) compared to sales during the three months ended March 31, 2003 ($214 million).

     We used $8.2 million in net cash for investing activities in the nine months ended December 31, 2003 compared to net cash generated of $2.0 million in the nine months ended December 31, 2002. In the nine months ended December 31, 2003, purchases of property and equipment were $7.5 million, while we generated $0.4 million of cash from the sale of redundant fixed assets. In addition, we purchased the scrap metal recycling assets of H. Bixon & Sons in Connecticut for $1.0 million of cash including transaction costs.

     During the nine months ended December 31, 2003, we used $28.6 million of net cash for financing activities compared to net cash used of $30.1 million in the nine months ended December 31, 2002. Cash generated from operating activities, net of cash used in investing activities, was used to reduce overall indebtedness by $30.0 million during the nine months ended December 31, 2003. In addition, we paid $3.0 million of fees and expenses associated with our credit agreement during this period. This was offset by $4.7 million of cash received from the exercise of stock options and warrants.

Indebtedness
     At December 31, 2003, our total indebtedness was $59.6 million, a decrease of $30.0 million from March 31, 2003. Our primary source of working capital is collections from customers supplemented by financing that is available under our revolving credit and letter of credit facility.

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

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $45 million or 70% of eligible inventory, a fixed asset sublimit of $10.2 million as of December 31, 2003, and a term loan of $20.0 million (the "Term Loan"). The fixed asset sublimit amortizes by $2.5 million on a quarterly basis and under certain other conditions. Upon the full amortization of the fixed asset sublimit, the Term Loan will then amortize by $2.5 million on a quarterly basis and under certain other conditions. A security interest in substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries, has been granted to the agent for the lenders as collateral against our obligations under the Credit Agreement. Pursuant to the Credit Agreement, we pay a fee of .375% on the undrawn portion of the facility.

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

     The Credit Agreement also contains restrictions which, among other things, limit our ability to (i) incur additional indebtedness; (ii) pay dividends;
(iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on our assets; and (viii) other matters customarily restricted in such agreements. We were in compliance with all financial covenants contained in the Credit Agreement as of December 31, 2003. As of January 23, 2004, we had outstanding borrowings of approximately $65.8 million under the Credit Agreement and undrawn availability of approximately $58.1 million.

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

     The Credit Agreement was amended on February 10, 2004. The amendment eliminated the requirement that all proceeds from the collection of customer accounts be swept automatically to an account that reduced borrowings under the Credit Agreement from and after the closing date of the Credit Agreement, provided that we satisfy certain conditions as specified in the Credit Agreement. Pursuant to the amendment, we now control all collections through our lock-box accounts. As a result of the amendment, and the expectation that we will satisfy the conditions specified in the Credit Agreement, we classify the amounts outstanding under the Credit Agreement as a long-term obligation as of December 31, 2003. The Credit Agreement, which was entered into on August 13, 2003, matures on July 1, 2007 subject to the terms and conditions of the Credit Agreement.

     Prior to the amendment, the Credit Agreement required us to remit all collections received into our lock-box accounts into an account that would automatically reduce the borrowings under the Credit Agreement. Recently, we determined that the Credit Agreement contains provisions that are deemed to be subjective acceleration clauses which provide the lenders with an ability to restrict future borrowings under the Credit Agreement. In accordance with Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement," the existence of the lock-box arrangement and subjective acceleration clauses requires the classification of the Credit Agreement as a current liability for dates preceding the amendment. Our prior credit agreement, which was repaid in its entirety on August 13, 2003, had similar lock-box arrangements and subjective acceleration clauses. Accordingly, we have restated through reclassification the March 31, 2003 balance sheet to properly classify the amounts outstanding under that prior credit agreement as a current liability. There were no other changes to the balance sheet and no changes to the results of operations. The reclassification of amounts owing under the prior credit agreement (which was repaid on August 13, 2003) to a short-term liability at March 31, 2003 does not affect our operating results, cash flows or liquidity.

     On August 14, 2003, we purchased approximately $30.5 million par amount of Junior Secured Notes at a price of 101% of the principal amount, plus accrued and unpaid interest. On September 18, 2003, we redeemed the remaining $1.0 million par amount of Junior Secured Notes at a price of 100% of the principal amount, plus accrued and unpaid interest. The repurchase and redemption of the Junior Secured Notes resulted in the recognition of a $0.4 million loss on debt extinguishment during the nine months ended December 31, 2003. We funded the repurchase and redemption of the Junior Secured Notes with availability under the Credit Agreement. The Junior Secured Notes were cancelled following the redemption of the remaining notes on September 18, 2003.

Future Capital Requirements
     We expect to fund our working capital needs, interest payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by undrawn borrowing availability under the Credit Agreement. Our future cash needs will be driven by working capital requirements, planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves. In November 2003, we acquired certain assets of H. Bixon & Sons for $1.0 million including transaction costs. During the nine months ended December 31, 2003, we received $4.7 million of proceeds from the exercise of stock options and warrants by employees and directors. We may also receive additional cash in the future from the exercise of outstanding stock options and warrants.

     Capital expenditures are planned to be approximately $14 million in fiscal 2004, which includes the purchase of land on which we operate a scrap metals recycling facility in Houston, Texas and costs to complete the installation of a "Mega" Shredder, that we currently own, at our facility in Phoenix, Arizona. We expect the "Mega" Shredder to be operational by mid-February 2004.

     In addition, due to favorable financing terms made available by equipment manufacturing vendors, we have entered into operating leases for new equipment. Since April 2002, we have entered into 35 operating leases for equipment which would have cost approximately $8.8 million to purchase. These operating leases are attractive to us since the implied interest rates are lower than interest rates under our credit facilities. We expect to selectively use operating leases for new material handling equipment or trucks required by our operations.

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

     The following table sets forth our known contractual obligations as of December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                     LESS THAN     ONE TO       THREE TO
                                           TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS   THEREAFTER
                                           -----     --------    -----------   ----------   ----------
Long-term debt and capital leases         $ 59,627    $ 2,593      $17,858      $39,094      $    82
Operating leases                            42,185      8,142       10,373        6,015       17,655
Land purchase obligation(1)                  4,000      4,000            0            0            0
Other contractual obligations                2,462      1,777          612           73            0
                                          --------    -------      -------      -------      -------
Total contractual cash obligations        $108,274    $16,512      $28,843      $45,182      $17,737
                                          ========    =======      =======      =======      =======

---------------

(1) On January 21, 2004, we closed on the land purchase for a facility in Houston, Texas. We funded $2.5 million of the purchase price from a promissory note which bears interest at 5.5% and is due on January 1, 2009 and the balance from working capital.

Other Commitments
     We are required to make contributions to our defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). However, due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount of pension plan asset returns, we are not able to reasonably estimate the amount of future required contributions beyond fiscal 2005. Our minimum required pension contributions for the remainder of fiscal 2004 and fiscal 2005 will be approximately $0.2 million and $1.9 million, respectively.

     We also enter into letters of credit in the ordinary course of operating and financing activities. As of January 23, 2004, we had outstanding letters of credit of $4.0 million which expire in fiscal 2005.

     In connection with the management realignment implemented during January 2004 (principally involving our Midwest operations), we paid severance of approximately $3.5 million. The remaining severance and other benefits, aggregating to approximately $1.4 million, will be payable mostly in July 2005. We also accelerated the vesting of the restricted stock held by Mr. Albert A. Cozzi which will result in a non-cash expense of $0.6 million during the fourth quarter of fiscal 2004.

Recent Accounting Pronouncements
     In November 2002, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires certain guarantees be recorded at fair value as opposed to the prior practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new guarantee disclosures, even when the likelihood of making any payments under the guarantee is remote. We adopted this interpretation on December 31, 2002. The adoption of this interpretation had no impact on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and provides accounting guidance for consolidation of variable interest entities. The consolidation requirements of FIN 46 apply immediately to any variable interest entities created after January 31, 2003. The provisions of FIN 46 for interest acquired in variable interest entities prior to

February 1, 2003 will apply for periods ending after December 15, 2003. The adoption of this interpretation had no impact on our consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement had no impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this statement had no impact on our consolidated financial statements.

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revised statement retains the requirements of the original SFAS No. 132, which standardized employers' disclosures about pensions and other postretirement benefits, and requires additional disclosures concerning the economic resources and obligations related to pension plans and other postretirement benefits. This revised statement is effective for fiscal years ending after December 15, 2003. We will revise our disclosures to meet the requirements under this revised standard in our financial statements for the fiscal year ended March 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including Daniel W. Dienst, our Chairman of the Board and Chief Executive Officer (CEO), and Robert C. Larry, our Executive Vice-President, Finance and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this Report. Based on their evaluation, our CEO and CFO have concluded that, as of that date, these controls and procedures were adequate and effective to ensure that material information relating to our company and our consolidated subsidiaries would be made known to them by others within those entities.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Callicutt v. Metal Management Memphis, L.L.C. ("MTLM-Memphis")

     In May 2003, a former employee of our subsidiary, MTLM-Memphis, filed suit individually and on behalf of his minor children (Callicutt v. Metal Management Memphis LLC) in the Circuit Court of Shelby County, Tennessee for the 30th Judicial District at Memphis, alleging that he was exposed to hazardous concentrations of toxic substances, including lead dust, as an employee of MTLM-Memphis. Plaintiff further claimed that his minor children had sustained neuro-cognitive and brain injuries allegedly as a result of lead contamination being transferred from his clothing to the children. The suit sought $1.5 million in compensatory damages, an unspecified amount of punitive damages and for the establishment by MTLM-Memphis of a fund to provide plaintiffs with on-going medical treatment. On December 12, 2003, plaintiff voluntarily dismissed the suit without prejudice.

Metal Management Arizona, L.L.C. ("MTLM-Arizona")

     During the period from September 2002 to the present, the Arizona Department of Environmental Quality ("ADEQ") issued Notices of Violations ("NOVs") to our subsidiary MTLM-Arizona for alleged violations at MTLM-Arizona's Tucson and Phoenix facilities including: (i) not developing and submitting a "Solid Waste Facility Site Plan"; (ii) placing shredder residue on a surface that does not meet Arizona's permeability specifications; (iii) alleged failure to follow ADEQ protocol for sampling and analysis of waste from the shredding of motor vehicles at the Phoenix facility; and (iv) use of excavated soil used to stabilize railroad tracks adjacent to the Phoenix facility. On September 5, 2003, MTLM-Arizona was notified that ADEQ had referred the outstanding NOV issues to the Arizona Attorney General. MTLM-Arizona is cooperating fully with ADEQ and the Arizona Attorney General's office. At this preliminary stage, we cannot predict MTLM-Arizona's potential liability, if any, in connection with the NOVs or any required remediation.

Metal Management Midwest, Inc. ("MTLM-Midwest")

     On April 29, 1998, our subsidiary MTLM-Midwest acquired substantially all of the operating assets of 138 Scrap, Inc. ("138 Scrap") that were used in its scrap metal recycling business. Most of these assets were located at a recycling facility in Riverdale, Illinois (the "Facility"). In early November 2003, MTLM-Midwest was served with a Notice of Intent to Sue (the "Notice") by The Jeff Diver Group, L.L.C., on behalf of the Village of Riverdale, alleging, among other things, that the release or disposal of hazardous substances within the meaning of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") has occurred at an approximately 57 acre property in the Village of Riverdale (which includes the 8.8 acre Facility that was leased by MTLM-Midwest until December 31, 2003). The Notice indicates that the Village of Riverdale intends to file suit against MTLM-Midwest (directly and as a successor to 138 Scrap) and numerous other third parties under one or both of CERCLA and the Resource Conservation and Recovery Act. At this preliminary stage, we cannot predict MTLM-Midwest's potential liability, if any, in connection with such lawsuit or any required remediation. We believe that we have meritorious defenses to certain of the claims outlined in the Notice and MTLM-Midwest intends to vigorously defend itself against any claims ultimately asserted by the Village of Riverdale. In addition, although we believe that we would be entitled to indemnification from the sellers of 138 Scrap for some or all of the obligations that may be imposed on MTLM-Midwest in connection with this matter under the agreement governing its purchase of the operating assets of 138 Scrap, we cannot provide assurances that any of the sellers will have sufficient resources to fund any indemnifiable claims to which we may be entitled.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      See Exhibit Index

  (b) Reports on Form 8-K

      We filed a Current Report on Form 8-K on November 4, 2003, which announced that Metal Management New Haven, Inc., a wholly owned subsidiary of the Company, acquired the scrap metal recycling assets of H. Bixon & Sons, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             METAL MANAGEMENT, INC.

                                             By:      /s/ Daniel W. Dienst
                                               ---------------------------------
                                                    Daniel W. Dienst
                                                  Chairman of the Board
                                                  and Chief Executive Officer
                                                  (Principal Executive Officer)

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

                                             Date: February 10, 2004

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

 4.2 Amendment No. 1 to Amended and Restated Credit Agreement, dated February 10, 2004 by and among the Company and its subsidiaries named therein and Deutsche Bank Trust Company
         Americas, as Agent and the financial institutions parties thereto.

31.1     Certification of Daniel W. Dienst pursuant to Section
         240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Robert C. Larry pursuant to Section
         240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of Daniel W. Dienst pursuant to 18 U.S.C.
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Robert C. Larry pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.