Form 10-K
period 2004-03-31
METAL MANAGEMENT INC
filed 2004-06-14
CIK 795665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ---------------------------

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED MARCH 31, 2004


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ---------- TO ----------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value
               Series A Warrants (Expiration Date June 29, 2006)
                          ---------------------------
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No  __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes  X   No  __

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No  __

     The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $207.2 million as of September 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, based on a closing stock price of $9.75 per share.

     As of May 3, 2004, the registrant had 23,476,114 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     We expect to file a definitive proxy statement no later than July 29, 2004. Portions of such proxy statement are incorporated by reference into Item 5 of
Part II and Part III of this annual report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             METAL MANAGEMENT, INC.
               FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2004
                               TABLE OF CONTENTS

                                                                        PAGE
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   14
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   17

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   18
Item 6.   Selected Financial Data.....................................   19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   21
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   35
Item 8.   Financial Statements and Supplementary Data.................   36
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   36
Item 9A.  Controls and Procedures.....................................   36

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   38
Item 11.  Executive Compensation......................................   38
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   38
Item 13.  Certain Relationships and Related Transactions..............   38
Item 14.  Principal Accountant Fees and Services......................   38

                                  PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   39
          Signatures..................................................   40
          Exhibit Index...............................................   41

Certain statements made by us in this Form 10-K, including statements qualified by the words "believes," "intend," "anticipate," "expects" and words of similar import, are "forward-looking statements" and are thus prospective. These statements reflect the current expectations of Metal Management, Inc. (herein, "Metal Management," the "Company," "we," "us," "our" or other similar terms) regarding (i) our future profitability and liquidity and that of our subsidiaries, (ii) the benefits to be derived from the execution of our industry consolidation strategy and (iii) other future developments in our business or the scrap metals recycling industry. These forward-looking statements could involve, among other things, statements regarding our intent, belief or expectation with respect to our results of operations, financial condition, cash flows, liquidity or capital resources, including expectations regarding sales growth and our ability to fund our capital expenditures, interest payments and working capital needs; the consummation of acquisitions and financial transactions and their effect on our business; our plans and objectives for future operations; expected amounts of capital expenditures and the impact of such capital expenditures on our results of operations, financial condition, or cash flows; expected compliance obligations with respect to environmental and other laws, the expected cost of such compliance and the timing of such costs; the expected impact of any environmental liability on our results of operations, financial condition or cash flows; expectations regarding pension expenses; the expected impact of any market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, and rates of return; expectations regarding the implementation of financial accounting standards and the impact of such implemented standards; assumptions used to test long-lived assets including, but not limited to, goodwill, including expected operating profit and cash flows from the use of assets and expected present value of cash flows; projections regarding pension benefit obligations, including expected returns on plan assets, and expected increase in compensation levels; assumptions used to calculate the fair value of options, including expected term and stock price volatility; our belief regarding our ability to compete; and our assumptions and expectations regarding critical accounting policies. All such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are discussed under the heading "Risk Factors" in Part I, Item 1 of this report.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW
     We are one of the largest full-service metals recyclers in the United States, with recycling facilities located in 13 states. We enjoy leadership positions in many major metropolitan markets, including Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix, Salt Lake City, Toledo and Tucson. We have a 28.5% equity ownership position in Southern Recycling, L.L.C. ("Southern"), one of the largest scrap metals recyclers in the Gulf Coast region. Our operations primarily involve the collection and processing of ferrous and non-ferrous scrap metals. We collect industrial scrap metal and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metal brokers. In addition to buying, processing and selling ferrous and non-ferrous scrap metals, we are periodically retained as demolition contractors in certain of our large metropolitan markets in which we dismantle obsolete machinery, buildings and other structures containing metal and, in the process, collect both the ferrous and non-ferrous metals from these sources. At certain of our locations adjacent to commercial waterways, we provide stevedoring services. We also operate a bus dismantling business combined with a bus replacement parts business at our Northeast operations.

     We believe that we provide one of the most comprehensive product offerings of both ferrous and non-ferrous scrap metals. Our ferrous products primarily include shredded, sheared, cold briquetted, bundled scrap metal, and other purchased scrap metal, such as turnings, cast and broken furnace iron. We also process non-ferrous scrap metals, including aluminum, copper, stainless steel and other nickel-bearing metals, brass, titanium and high-temperature alloys, using similar techniques and through application of our proprietary technologies.

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

RECENT DEVELOPMENTS
     Effective as of January 16, 2004, Albert A. Cozzi resigned as a director and Chief Executive Officer of our company. Our Board of Directors appointed Daniel W. Dienst as our new Chief Executive Officer. Mr. Dienst has been the Chairman of the Board since April 1, 2003 and a director since June 2001. Effective as of January 16, 2004, Frank J. Cozzi resigned as a Vice President of our company and as President of Metal Management Midwest, Inc. ("MTLM-Midwest"). Our Board of Directors appointed Harold "Skip" Rouster as a Vice President of our company and President of MTLM-Midwest. Effective with his new appointments, Mr. Rouster resigned from our Board of Directors on which he had served since June 2001. In addition to Albert A. Cozzi and Frank J. Cozzi, one other officer of MTLM-Midwest resigned and five other employees were terminated in a management realignment implemented during January 2004 principally involving our Midwest operations. We recognized a one-time expense of approximately $6.2 million related to this realignment during the year ended March 31, 2004 ("fiscal 2004") primarily in connection with aggregate severance payments, benefits, and expense associated with the acceleration of vesting of restricted stock held by Mr. Albert A. Cozzi.

     On January 16, 2004, Gerald E. Morris was appointed to our Board of Directors to fill the vacancy created by Mr. Rouster's resignation. Mr. Morris is President and Chief Executive Officer of Intalite International N.V., a multinational company engaged in manufacturing metal ceilings for commercial buildings. On March 25, 2004, Robert Lewon was appointed to our Board of Directors. Mr. Lewon has over 40 years of experience in the scrap metal industry and has served as an executive of scrap metal companies, including President of Simsmetal USA Corp. Mr. Morris and Mr. Lewon have been appointed to both the Audit Committee and Compensation Committee of the Board of Directors, replacing Messrs. Dienst and Rouster. Mr. Morris was also appointed the Chairman of the Compensation Committee.

     On March 8, 2004, our Board of Directors approved a two-for-one stock split in the form of a stock dividend. The stock dividend was paid on April 20, 2004 to shareholders of record on April 5, 2004. All share and per-share amounts for the Reorganized Company have been retroactively restated throughout this annual report on Form 10-K to reflect the stock split.

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

INDUSTRY
     According to the U.S. Geological Survey, an estimated 69 million metric tons of steel was recycled in steel mills and foundries in 2003. Although significant consolidation has occurred during the past several years, the scrap metals industry remains highly fragmented. The Institute of Scrap Recycling Industries ("ISRI"), the trade association of the scrap metal and recycling industry, represents approximately 1,200 member companies who operate nearly 3,000 facilities throughout North America and the world. Many of these companies are family-owned and operate only in local or regional markets. We believe that no single scrap metals recycler has a significant share of the domestic market, although certain recyclers may have significant shares of their local or regional markets.

Ferrous Scrap Industry
     Ferrous scrap, used in most steel making processes, is the primary raw material for mini-mill steel producers that utilize electric-arc furnace, or EAF, technology. Ferrous scrap is also utilized in the production of steel by integrated steel producers, although to a lesser degree than EAF producers. Ferrous scrap sells as a commodity in international markets which are affected by relative economic conditions, fluctuating currencies, and the availability of ocean-going vessels and their related costs. By way of example, in calendar 2001, there was an increase in scrap metal imports by the U.S. from Europe and reduced export opportunities for scrap metals from the U.S. as a result of a strong U.S. dollar. In calendar 2002 and 2003, scrap metal export opportunities increased as a result of, among other factors, the weakening U.S. dollar. Additionally, demand for processed ferrous scrap metal is highly dependent on the overall strength of the domestic steel industry, particularly production utilizing EAF technology. Weak industry conditions caused declines in both pricing and demand for ferrous scrap from mid-1998 to 2001. As a consequence of improved levels of steel production in the U.S. coupled with robust export markets for ferrous scrap, our ferrous metals business has improved since 2002. However, ferrous prices can fluctuate greatly from month to month affecting our results.

     Much of the growth in the scrap metals industry in recent years has occurred as a result of the proliferation of mini-mill steel producers which utilize EAF technology. According to the U.S. Geological Survey, EAF production as a percentage of total domestic steel production has increased from 38% in 1991 to 49% in 2003. In addition to growth in EAF production over the past two years, as a result of steel industry consolidation, additional integrated steel making capacity has either been restarted or consolidated into fewer and larger steel makers. This consolidation has also contributed to strong demand for ferrous scrap during fiscal 2004. Accordingly, strong demand for inputs for EAF and integrated steelmaking including materials such as coke, pig iron, hot-briquetted iron and iron ore, some of which are consumed by both EAF and integrated steel producers, are relevant in considering the availability of scrap related to steel manufacturing processes. We believe that as a large, reliable supplier of scrap metals, we are well positioned to benefit from the growth in steel market share associated with EAF production.

     The growth in EAF production since the 1970's has been fueled, in part, by the historically low prices of prepared ferrous scrap and faster conversion time to process, which gives EAF producers a product cost advantage over integrated steel producers. Integrated steel producers operate blast furnaces, the primary raw material feedstock of which are coke and iron ore. If the price of ferrous scrap metals were to significantly increase, EAF operators may evaluate alternatives to prepared steel scrap, such as pre-reduced iron pellets or pig iron, to supply their EAF operations. We do not believe that these alternatives to ferrous scrap will replace ferrous scrap in EAF operations, but may be used as a supplemental feedstock thereby allowing EAF operators to rely to a greater degree on lower grades of prepared scrap.

     Due to its low price-to-weight ratio, raw ferrous scrap is generally purchased locally from industrial manufacturers, demolition firms, railroads, scrap dealers, peddlers, auto wreckers and various other sources, typically in the form of automobile hulks, appliances and plate and structural steel. Ferrous scrap prices are local and regional in nature; where there are overlapping regional markets, however, the prices do not tend to differ significantly between the regions due to the ability of companies to ship scrap metal from one region to another. The most significant limitation on the size of the geographic market for the procurement of ferrous scrap is the transportation cost. Additionally, large scale scrap processing facilities are typically located on or near key modes of transportation, such as railways and waterways which allows for competitive access to ship processed scrap to consumers.

Non-Ferrous Scrap Industry
     Non-ferrous metals include aluminum, copper, brass, stainless steel and other nickel-bearing metals, titanium, high-temperature alloys and other exotic metals. The geographic markets for non-ferrous scrap tend to be larger than those for ferrous scrap due to the higher selling prices of non-ferrous metals, which justify the cost of shipping over greater distances. Non-ferrous scrap is typically sold on a spot basis, either directly or through brokers, to intermediate or end-users, which include smelters, foundries and aluminum sheet and ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of economic activity, with prices generally linked to the price of the primary metal on the London Metals Exchange or COMEX.

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

     Non-ferrous scrap is typically generated and supplied to us by: (i) manufacturers and other sources that process or sell non-ferrous metals; (ii) telecommunications, aerospace, defense and recycling companies that generate obsolete scrap consisting primarily of copper wire, used beverage cans and other non-ferrous metal alloys; and (iii) ferrous scrap operations that recover aluminum, zinc, die-cast metal, stainless steel and copper as by-products from the processing of ferrous scrap. The primary non-ferrous commodities that we recycle are aluminum, copper and stainless steel.

OUR RECYCLING OPERATIONS
     Our recycling operations encompass buying, processing and selling scrap metals. The principal forms in which scrap metals are generated include industrial scrap and obsolete scrap. Industrial scrap results as a by-product generated from residual materials from metals manufacturing processes. Obsolete scrap consists primarily of residual metals from old or obsolete consumer products such as appliances and automobiles.

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

     Shredding. Obsolete consumer scrap such as automobiles, home appliances and other consumer goods, as well as certain light gauge industrial scrap, is processed in our shredding operations. These items are fed into a shredder that quickly breaks the scrap into fist-size pieces of ferrous metal. The shredding process uses magnets and other technologies to separate ferrous, non-ferrous and non-metallic materials. The ferrous material is sold to our customers, including mini-mills. We recover non-ferrous metals as a by-product from the shredding process that we refer to as Zorba. Zorba is generally sold through monthly auctions to customers that sort and recover intrinsic metals from the Zorba. The non-metallic by-product of the shredding operations, referred to as "shredder fluff," is disposed of in third-party landfills.

     Shearing or Cutting. Pieces of oversized ferrous scrap, such as obsolete steel girders and used drill pipes, which are too large for other processing, are cut with hand torches, crane-mounted alligator shears or stationary guillotine shears. After being reduced to specific lengths or sizes, the scrap is then sold to those customers who can accommodate larger materials, such as EAF mini-mills.

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

     Ferrous Scrap Sales. We sell processed ferrous scrap to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers whom aggregate materials for other large users. Most of our customers purchase processed ferrous scrap through negotiated spot sales contracts which establishes the quantity purchased for the month. The price we charge for ferrous scrap depends upon market demand, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of transportation to the end-user. We believe our profitability may be enhanced by the broad product line that we offer to our customers. Our ferrous scrap sales are accomplished through a monthly sales program managed nationally. We believe that our coordinated ferrous marketing initiatives will allow us to be a uniquely capable supplier of ferrous scrap as we are able to fill larger quantity orders due to our ability to procure large amounts of raw materials.

Non-Ferrous Operations
     Non-Ferrous Scrap Purchasing. We purchase non-ferrous scrap from three primary sources: (i) manufacturers and other non-ferrous scrap sources who generate or sell waste aluminum, copper, stainless steel and other nickel-bearing metals, brass, high-temperature alloys and other metals; (ii) producers of electricity, telecommunication service providers, aerospace, defense and recycling companies that generate obsolete scrap consisting primarily of copper wire, titanium and high-temperature alloys and used aluminum beverage cans; and (iii) peddlers who deliver directly to our facilities material which they collect from a variety of sources. We also collect non-ferrous scrap from sources other than those that are delivered directly to our processing facilities by placing retrieval boxes near these sources. The boxes are subsequently transported to our processing facilities.

     A number of factors can influence the continued availability of non-ferrous scrap such as the level of manufacturing activity and the quality of our supplier relationships. Consistent with industry practice, we have certain long-standing supply relationships which generally are not the subject of written agreements.

     Non-Ferrous Scrap Processing. We prepare non-ferrous scrap metals, principally stainless steel and other nickel-bearing metals, copper and aluminum, for resale by sorting, shearing, cutting, chopping or baling.

     Sorting. Our sorting operations separate non-ferrous scrap by using conveyor systems and front-end loaders. In addition, many non-ferrous metals are sorted and identified by using grinders, hand torches, eddy current separation systems and spectrometers. Our ability to identify metallurgical composition is critical to maximizing margins and profitability. Due to the high value of many non-ferrous metals, we can afford to utilize more labor-intensive sorting techniques than are employed in our ferrous operations. We sort non-ferrous scrap for further processing according to type, grade, size and chemical composition. Throughout the sorting process, we determine whether the material requires further processing before being sold.

     Aluminum and Stainless Steel. We process aluminum, stainless steel and other nickel-bearing metals based on the size of the recycled metal and customer specifications. Large pieces of aluminum or stainless steel are cut using crane-mounted alligator shears and stationary guillotine shears and are baled along with small aluminum or stainless steel stampings to produce large bales of aluminum or stainless steel. Smaller pieces of aluminum and stainless steel are repackaged to meet customer specifications.

     Copper. Copper scrap may be processed in several ways. We have historically processed copper scrap predominantly by using a wire chopping line which grinds the wire into small pellets. During chopping operations, the plastic casing of the wire is separated from the copper using a variety of techniques. Wire chopping activities have been significantly curtailed in the last two years. In addition to wire chopping, we process copper scrap by baling and other repacking methods to meet customer specifications.

     Other Non-Ferrous Materials. We process other non-ferrous metals using similar cutting, baling and repacking techniques as used to process aluminum. Other significant non-ferrous metals we process include titanium, brass and high-temperature alloys.

     Non-Ferrous Scrap Sales. We sell processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. Prices for the majority of non-ferrous scrap metals change based upon the daily publication of spot and futures prices on COMEX or the London Metals Exchange.

EMPLOYEES
     At March 31, 2004, we employed approximately 1,500 employees, of whom approximately 780 were covered by collective bargaining agreements. A strike or work stoppage could impact our ability to operate if we were unable to negotiate new agreements with our represented employees. Also, our profitability could be adversely affected if increased costs associated with any future labor contracts are not recoverable through productivity improvements, price increases or cost reductions. We believe that we have good relations with our employees.

CAPITAL EXPENDITURES
     The scrap metals recycling business is capital intensive. In fiscal 2004, we invested approximately $15 million for replacement of equipment and expansion of our operations. We currently expect to spend between $14 million and $15 million in capital expenditures, including those to improve environmental control systems, during the year ending March 31, 2005 ("fiscal 2005").

SIGNIFICANT CUSTOMERS
     In fiscal 2004, our ten largest customers represented approximately 44% of consolidated net sales. These customers comprised approximately 52% of consolidated accounts receivable at March 31, 2004. Sales to The David J. Joseph Company, our largest customer and an agent for steel mills including Nucor Corporation, represented approximately 19% of consolidated net sales in fiscal 2004. The loss of any one of our significant customers could have a material adverse effect on our results of operations and financial condition.

     We historically have not experienced material losses from the noncollection of accounts receivables. However, from April 2000 to March 2002, weak market conditions in the steel sector led to bankruptcy filings by certain of our customers including, but not limited to, LTV Steel Company, Inc., Northwestern Steel and Wire Company and Special Metals Corporation.

EXPORT SALES
     In fiscal 2004 and the year ended March 31, 2003 ("fiscal 2003"), export sales represented approximately 29% and 14% of consolidated net sales, respectively. At March 31, 2004, receivables from foreign customers represented approximately 10% of consolidated accounts receivable. There were no sales to any single country that exceeded 10% of our consolidated net sales in fiscal 2004 or fiscal 2003.

COMPETITION
     The markets for scrap metals are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. With regard to the purchase of raw scrap, we compete with numerous independent recyclers, as well as smaller scrap companies engaged only in collecting industrial scrap. Though in many cases we also purchase unprocessed scrap metal from smaller scrap dealers. Successful procurement of materials is determined primarily by the price offered by the purchaser for the raw scrap and the proximity of our processing facility to the source of the raw scrap. With regard to the sale of processed scrap, we compete in a global market. Competition for sales of processed scrap is based primarily on the price and quality of the scrap metals, as well as the level of service provided in terms of reliability and timing of delivery. We believe that our ability to process substantial volumes, deliver a broad product line to consumers, collect and sell scrap in regional, national and international markets, and to provide other value-added services to our customers offers us a competitive advantage.

     We face potential competition for sales of processed scrap from producers of steel products, such as integrated steel mills and mini-mills, which may vertically integrate their current operations by entering the scrap metals recycling business. Many of these producers have substantially greater financial, marketing and other resources. Scrap metals processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap and could result in lower prices for such products.

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

PATENTS AND TRADEMARKS
     Although we own certain patents and trademarks, we do not believe that our business is dependent on these intellectual property rights and the loss of any patent or trademark currently owned by us or the use thereof would not be material to our business.

CHAPTER 11 FILING AND EMERGENCE
     On November 20, 2000, we filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). From November 20, 2000 to June 29, 2001, we operated our businesses as debtors-in-possession. These bankruptcy proceedings are referred to herein as the "Chapter 11 proceedings."

     In furtherance of an agreement reached between us and the holders of a significant percentage of our pre-petition debt prior to the initiation of the Chapter 11 proceedings, we filed a plan of reorganization (the "Plan") pursuant to Chapter 11 of the Bankruptcy Code on May 4, 2001. The Plan was confirmed by the Bankruptcy Court and became effective on June 29, 2001 (the "Effective Date"). On September 17, 2002, a Final Decree Motion was approved by the Bankruptcy Court, which officially closed our Chapter 11 proceedings. In the Chapter 11 proceedings, virtually all suppliers of scrap metals were paid their pre-petition claims as critical vendors. Additionally, the Plan provided for the conversion of approximately $211.9 million of unsecured debt and other liabilities into common stock, which strengthened our capitalization.

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

AVAILABLE INFORMATION
     We make available, free of charge, through our website, www.mtlm.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission. We also make available on our website our audit committee charter, our compensation committee charter, our Business Ethics Policy and Code of Conduct and our Code of Ethics for the CEO and senior financial officers. Please note that our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered a part of this report.

                                  RISK FACTORS

     Set forth below are risks that we believe are material to our business operations. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.

OUR INDEBTEDNESS CONTAINS COVENANTS THAT RESTRICT OUR ABILITY TO ENGAGE IN CERTAIN TRANSACTIONS.
     Our $130 million credit agreement due July 1, 2007 (the "Credit Agreement") contains covenants that, among other things, restrict our ability to:

- incur additional indebtedness;
- pay dividends;
- enter into transactions with affiliates;
- enter into certain asset sales;
- engage in certain acquisitions, investments, mergers and consolidations;
- prepay certain other indebtedness;
- create liens and encumbrances on our assets; and
- engage in certain other matters customarily restricted in such agreements.

     Our Credit Agreement requires us to satisfy specified financial covenants, including a minimum fixed charge coverage ratio of 1.25 to 1.00 and a maximum leverage ratio of 3.00 to 1.00, through December 31, 2004. After December 31, 2004, the maximum leverage ratio is 2.25 to 1.00. Both ratios are tested for the twelve-month period ending each fiscal quarter.

     Although we expect to be able to achieve these financial covenants, our ability to comply with these covenants may be affected by general economic conditions, industry conditions, and other events beyond our control. Our breach of any of these covenants could result in a default under the Credit Agreement. In the event of a default, the lenders could elect to declare all amounts borrowed under the Credit Agreement, together with accrued interest, to be due and payable.

THE METALS RECYCLING INDUSTRY IS HIGHLY CYCLICAL AND EXPORT MARKETS CAN BE VOLATILE.
     The operating results of the scrap metals recycling industry in general, and our operations specifically, are highly cyclical in nature. They tend to reflect and be amplified by general economic conditions, both domestically and internationally. Historically, in periods of national recession or periods of slowing economic growth, the operations of scrap metals recycling companies have been materially and adversely affected. For example, during recessions or periods of slowing economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum. This leads to significant fluctuations in demand and pricing for our products. Economic downturns in the national and international economy could likely materially and adversely affect our results of operations and financial condition. Our ability to withstand significant economic downturns in the future will depend in part on our level of capital and liquidity.

     Our business may also be adversely affected by increases in steel imports into the U.S. which will generally have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals. Additionally, our business could be negatively affected by strengthening in the U.S. dollar. For example, beginning in July 1998, the U.S. steel industry and, in turn, the U.S. metals recycling industry suffered a dramatic and precipitous collapse, resulting in a significant decline in the price and demand for scrap metals. The decline in the steel and scrap metal sectors was the result, in large part, of the increase in finished and semi-finished steel and scrap metal imports flowing into the U.S. during the last six months of 1998 and our results of operations were adversely impacted by reduced steel production in the U.S. during fiscal 1999. Export markets, including Asia and in particular China, are important to us. Weakness in economic conditions in Asia and in particular slowing growth in China could negatively affect us.

     During fiscal 2001, our business was adversely affected by slowing economies, a strong U.S. dollar and bankruptcies of many U.S. steel producers. The slowing domestic economy caused operating rates at U.S. steel producers to decline. Consequently, our unit sales declined and precluded us from generating sufficient margins to cover our fixed charges, causing substantial losses. Our fixed charges during fiscal 2001 were substantially higher due to our highly leveraged capital structure at that time. The strong dollar not only precluded us from exporting scrap metal, but also served as a mechanism that attracted scrap metal to the U.S. from other countries which further depressed prices for our products in the U.S.

     During fiscal 2001 and most of fiscal 2002, our business was negatively affected by our bankruptcy, the recession in the U.S. and a slowdown in industrial production. In January 2002, our ferrous business began to demonstrate a recovery and has remained strong through fiscal 2004. Ferrous markets improved as a result of increased demand from domestic and international steel mills. However, the slowdown in industrial production has impacted our purchases of industrial scrap which also limits sales and profitability.

PRICES OF COMMODITIES WE OWN MAY BE VOLATILE.
     Although we seek to turn over our inventory of raw or processed scrap metals as rapidly as possible, we are exposed to commodity price risk during the period that we have title to products that are held in inventory for processing and/or resale. Prices of commodities, including scrap metals, can be volatile due to numerous factors beyond our control, including:

- general economic conditions;
- labor costs;
- competition;
- financial condition of our major customers;
- the availability of imports;
- the availability and relative pricing of scrap metal substitutes and coke and iron ore;
- import duties and ocean freight costs; and
- tariffs and currency exchange rates.

     In an increasing price environment, competitive conditions may limit our ability to pass on price increases to our customers. In a decreasing price environment, we may not have the ability to fully recoup the cost of raw scrap metal we process and sell to our customers.

OUR OPERATIONS PRESENT SIGNIFICANT RISK OF INJURY OR DEATH.
     Because of the heavy industrial activities conducted at our facilities, there exists a risk of injury or death to our employees or other visitors of our operations, notwithstanding the safety precautions we take. During the period from fiscal 2001 through fiscal 2004, two accidental employee deaths occurred in transportation related accidents and a number of other serious accidental injuries have occurred at our facilities. Our operations are subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration ("OSHA"). We, or our Predecessor Company, have been fined in regard to some of these incidents. While we have in place policies to minimize such risks, we may nevertheless be unable to avoid material liabilities for any employee death or injury that may occur in the future and these types of incidents may have a material adverse effect on our financial condition.

WE MAY NOT BE ABLE TO NEGOTIATE FUTURE LABOR CONTRACTS ON FAVORABLE TERMS.
     Approximately half of our active employees are represented by various labor unions, including the Teamsters and the United Steelworkers of America. As our agreements with those unions expire, we may not be able to negotiate extensions or replacements on terms favorable to us, or at all, or avoid strikes, lockouts or other labor actions from time to time. We cannot assure you that new labor agreements will be reached with our unions as those labor contracts expire. Any labor action resulting from the failure to reach an agreement with one of our unions may have a material adverse effect on our operations.

THE LOSS OF ANY MEMBER OF OUR SENIOR MANAGEMENT TEAM OR A SIGNIFICANT NUMBER OF OUR MANAGERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.
     Our operations depend heavily on the skills and efforts of our senior management team, including Daniel W. Dienst, our Chairman and Chief Executive Officer, Michael W. Tryon, our President and Chief Operating Officer, Robert C. Larry, our Executive Vice-President and Chief Financial Officer, and certain other key employees. In addition, we rely substantially on the experience of the management of our subsidiaries with regard to day-to-day operations. While we have employment agreements with Messrs. Dienst, Tryon, and Larry and certain other members of our management team, we may nevertheless be unable to retain the services of any of those individuals. The loss of any member of our senior management team or a significant number of managers could have a material adverse effect on our operations.

THE PROFITABILITY OF OUR SCRAP RECYCLING OPERATIONS DEPENDS, IN PART, ON THE AVAILABILITY OF AN ADEQUATE SOURCE OF SUPPLY.
     We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low industry prices, suppliers may elect to hold scrap waiting for higher prices. If a substantial number of scrap suppliers cease selling scrap metals to us, we would be unable to recycle metals at desired levels and our results of operations or financial condition could be materially and adversely affected. In addition, the slowdown of industrial production in the U.S. has reduced the supply of industrial grades of scrap metal to our industry.

THE CONCENTRATION OF OUR CUSTOMERS AND OUR EXPOSURE TO CREDIT RISK COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS OR FINANCIAL CONDITION.
     Sales to our ten largest customers represented approximately 44% of consolidated net sales in fiscal 2004. Accounts receivable balances from these customers comprised approximately 52% of consolidated accounts receivable at March 31, 2004. Sales in fiscal 2004 to The David J. Joseph Company represented approximately 19% of consolidated net sales. The loss of any of our significant customers or our inability to collect accounts receivables could negatively impact our revenues and profitability.

THE LOSS OF EXPORT SALES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL CONDITION.
     Export sales accounted for 29% of consolidated net sales in fiscal 2004. Risks associated with our export business include, among other factors, political and economic factors, economic conditions in the world's economies, changes in legal and regulatory requirements, the value of the U.S. dollar (variations to which will impact the amount and volume of export sales), and collection risks in some cases (such as Mexican steel mills where we extend open credit for other than vessel shipments). Any of these factors could result in lower export sales which may materially adversely affect our results of operations and financial condition.

POTENTIAL CREDIT LOSSES FROM OUR SIGNIFICANT CUSTOMERS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL CONDITION.
     In connection with the sale of our products, we generally do not require collateral as security for customer receivables. Some of our subsidiaries have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectibility of those receivables. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations or financial condition.

     During the weakening cycle for the steel business evident in fiscal 2001, there were bankruptcies filed by many large steel producers. In particular, our results of operations were adversely affected by the bankruptcies of LTV Steel Company, Inc., Northwestern Steel and Wire Company and Special Metals Corporation.

A SIGNIFICANT INCREASE IN THE USE OF SCRAP METALS ALTERNATIVES BY CURRENT CONSUMERS OF PROCESSED SCRAP METALS COULD REDUCE DEMAND FOR OUR PRODUCTS.
     During periods of high demand for scrap metals, tightness can develop in the supply and demand for ferrous scrap. The relative scarcity of ferrous scrap, particularly the "cleaner" grades, and its high price during such periods have created opportunities for producers of alternatives to scrap metals, such as pig iron and direct reduced iron pellets. Although these alternatives have not been a major factor in the industry to date, we cannot assure you that the use of alternatives to scrap metals may not proliferate in the future if the prices for scrap metals rise or if the levels of available unprepared ferrous scrap decrease.

OUR DEFINED BENEFIT PENSION PLANS ARE UNDERFUNDED.
     We currently maintain three defined benefit pension plans which cover various categories of employees and retirees. Our obligations to make contributions to fund benefit obligations under these pension plans are based on actuarial valuations which are based on certain assumptions, including the long-term return on plan assets and discount rate. Due to declining equity markets that have caused negative returns in our pension plan assets, and the low interest rate environment, our defined benefit pension plans are underfunded by approximately $4.0 million at March 31, 2004. As a result, we will have to make additional contributions in the foreseeable future until our defined benefit pension plans are funded in accordance with the Employee Retirement Income Security Act ("ERISA") guidelines. This will negatively impact our cash flow and results of operations.

OUR OPERATIONS ARE SUBJECT TO STRINGENT REGULATIONS, PARTICULARLY UNDER APPLICABLE ENVIRONMENTAL LAWS.
     We are subject to comprehensive local, state, federal and international statutory and regulatory environmental requirements relating to, among others:

- the acceptance, storage, treatment, handling and disposal of solid and hazardous waste;
- the discharge of materials into air;
- the management and treatment of wastewater and storm water;
- the remediation of soil and groundwater contamination;
- the restoration of natural resource damages; and
- the protection of our employees' health and safety.

     We believe that we and our subsidiaries are currently in material compliance with applicable statutes and regulations governing the protection of human health and the environment, including employee health and safety. We can give you no assurance, however, that our subsidiaries and we will continue to be in material compliance, avoid material fines, penalties and expenses associated with compliance issues in the future.

     The nature of our business and previous operations by others at facilities currently or formerly owned or operated or otherwise used by us or our subsidiaries expose us to risks of claims under environmental laws and regulations, especially for the remediation of soil or groundwater contamination. We can give you no assurance, however, that we can avoid making material expenditures for remedial activities or capital improvements with regard to sites currently or formerly owned or operated or otherwise used by our subsidiaries or us.

     Environmental statutes and regulations have changed rapidly in recent years by requiring greater and more expensive protective measures, and it is possible that we will be subject to even more stringent environmental standards in the future. For example, in many states there is the potential for regulation and or legislation relating to mercury contaminants. Automobile hulks that are purchased and processed by our industry, including us, may contain mercury switches. We cannot estimate what legislation and or regulation will evolve, or the effects, if any, on our business relating to mercury switches. For these reasons and others, we cannot predict future capital expenditures for pollution control equipment, remediation, or other initiatives that may be required with accuracy. However, we expect that environmental standards will become increasingly more stringent and that the expenditures necessary to comply with those heightened standards will correspondingly increase.

     We are required to obtain, and must comply with, various permits and licenses to conduct our operations. Failure to obtain or violations of any permit or license, if not remedied, could result in our incurring substantial fines, suspension of operations or closure of a site. Further, our operations are conducted primarily outdoors and as such, depending on the nature of the ground cover, involve the risk of releases of wastes and other regulated materials to the soil and, possibly, to groundwater. From time to time, as part of our continuous improvement programs, we incur costs to improve environmental control systems. By way of example, we may decide to install water pollution control equipment or provide for concreting and paving at our North Haven, Connecticut facility to address certain concerns raised by the Connecticut Department of Environmental Protection in the lawsuit filed by that agency, which is discussed below in Item 3 - Legal Proceedings.

     Because the scrap metals recycling industry has the potential for discharging wastes or other regulated materials into the environment, we believe that in any given year, a significant portion of our capital expenditures could be related, directly or indirectly, to pollution control or environmental remediation. Nevertheless, expenditures for environmentally-related capital improvements were not material in fiscal 2004 or prior years nor are they currently expected to be significant in fiscal 2005. However, for the reasons explained above, there can be no assurance that this will continue to be the case in the future.

     We do not have environmental impairment insurance. In general, we do not carry environmental impairment liability insurance because the cost of the premiums outweighs the benefit of coverage. If we or one or more of our subsidiaries were to incur significant liability for environmental damage, such as a claim for soil or groundwater remediation, not covered by environmental impairment insurance, our results of operations and financial condition could be materially and adversely affected.

     There are risks associated with certain by-products of our operations. Our scrap metals recycling operations produce significant amounts of wastes that we pay to have treated or discarded. For example, certain of our subsidiaries operate shredders for which the primary feedstock is automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hulk consists of material, referred to as automobile shredder residue ("ASR") which remains after the segregation of ferrous and saleable non-ferrous metals. State and federal environmental regulations require that we test ASR to determine if it is classified as hazardous waste before disposing of it off-site in permitted landfills. Our other waste streams are subject to similar requirements. Additionally, we employ significant source control programs to ensure to the fullest extent possible that contaminants do not enter our source stream. We can give no assurance, however, that such contaminants will be successfully removed from our source streams and resultant recycling by-products. As a result, our waste streams may, from time to time, be classified as a hazardous waste in which case we may incur higher costs for disposal.

     Pre-transaction reviews of sites that we have acquired from others and environmental assessments of our operating sites conducted by independent environmental consulting firms have revealed that some soil, surface water and/or groundwater contamination, including various metals, arsenic, petrochemical byproducts, waste oils, polychlorinated biphenyls and volatile organic compounds, is present at certain of our operating sites. Based on our review of these reports, we believe that it is likely that contamination at varying levels may exist at some of our sites, and we anticipate that some of our sites could require investigation, monitoring and remediation in the future. Moreover, the costs of such remediation could be material. The existence of contamination at some of our facilities could adversely affect our ability to sell our properties, and of sites that we have acquired from others, will generally require us to incur significant costs to take advantage of selling opportunities.

     We may have potential Superfund liability. Certain of our subsidiaries have received notices from the United States Environmental Protection Agency ("EPA"), state agencies or third parties that the subsidiary has been identified as potentially responsible for the cost of investigation and cleanup of landfills or other sites where the subsidiary's material was shipped. In most cases, many other parties are also named as potentially responsible parties. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") enables EPA and state agencies to recover from owners, operators, generators and transporters the cost of investigation and cleanup of sites which pose serious threats to the environment or public health. In certain circumstances, a potentially responsible party can be held jointly and severally liable for the cost of cleanup. In other cases, a party who is liable may only be liable for a divisible share. Liability can be imposed even if the party shipped materials in a lawful manner at the time of shipment and the liability for investigation and cleanup costs can be significant, particularly in cases where joint and several liability may be imposed.

     Recent amendments to CERCLA have limited the exposure of scrap metal recyclers for sales of certain recyclable material under certain circumstances. However, the recycling defense is subject to a number of exceptions.

     Because CERCLA can be imposed retroactively on shipments that occurred many years ago, and because EPA and state agencies are still discovering sites that present problems to public heath or the environment, we can provide no assurance that we will not become liable in the future for significant costs associated with investigation and remediation of CERCLA waste sites.

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

     The following table sets forth information regarding our principal properties:

                                                                                   APPROXIMATE   LEASED/
                   LOCATION                                OPERATIONS              SQUARE FEET    OWNED
                   --------                                ----------              -----------   -------
Metal Management, Inc.
  500 N. Dearborn St., Chicago, IL............  Corporate Headquarters               21,000      Leased
  750 Lexington Ave., New York, NY............  Corporate Office                     2,100       Leased

Metal Management Aerospace, Inc.
  500 Flatbush Ave., Hartford, CT.............  Office/Processing                  1,481,040     Leased

Metal Management Alabama, Inc.
  2020 Vanderbilt Rd., Birmingham, AL.........  Office/Shear/Granulator            1,150,073      Owned

Metal Management Arizona, L.L.C.
  3640 S. 35th Ave., Phoenix, AZ..............  Office/Shear/Mega-Shredder/Baler   1,121,670     Leased
  1525 W. Miracle Mile, Tucson, AZ............  Office/Shredder/Shear               513,569       Owned

Metal Management Connecticut, Inc.
  234 Universal Dr., North Haven, CT..........  Office/Shredder                    1,089,000      Owned

Metal Management Indiana, Inc.
  3601 Canal St., East Chicago, IN............  Maintenance/Balers(2)/Shear         588,784       Owned

Metal Management Memphis, L.L.C.
  540 Weakley St., Memphis, TN................  Office/Maintenance                  178,596       Owned
  526 Weakley St., Memphis, TN................  Baler/Shear/Shredder                768,616       Owned
  1270 N. Seventh St., Memphis, TN............  Warehouse                           351,399       Owned

                                                                                   APPROXIMATE   LEASED/
                   LOCATION                                OPERATIONS              SQUARE FEET    OWNED
                   --------                                ----------              -----------   -------
Metal Management Midwest, Inc.
  2305 S. Paulina St., Chicago, IL............  Maintenance/Shredder                392,040       Owned
  2500 S. Paulina St., Chicago, IL............  Office/Warehouse/Shear              168,255       Owned
  2425 S. Wood St., Chicago, IL...............  Office/Warehouse/Baler              103,226       Owned
  2451 S. Wood St., Chicago, IL...............  Office/Maintenance                  178,596       Owned
  350 N. Artesian Ave., Chicago, IL...........  Office/Maintenance/Shredder         348,480       Owned
  1509 W. Cortland St., Chicago, IL...........  Office/Baler                        162,540       Owned
  1831 N. Elston Ave., Chicago, IL............  Warehouse                            35,695       Owned
  26th and Paulina Streets, Chicago, IL.......  Office/Maintenance/Baler/Crusher    323,848       Owned
  9331 S. Ewing Ave., Chicago, IL.............  Office/Maintenance/Shredder         293,087       Owned
  3200 E. 96th St., Chicago, IL...............  Office/Maintenance/Eddy Current     364,969       Owned
                                                Separation System
  3151 S. California Ave., Chicago, IL........  Office/Maintenance/Shredder         513,500      Leased
  1000 N. Washington, Kankakee, IL............  Office/Maintenance/Warehouse        217,800       Owned
  564 N. Entrance Ave., Kankakee, IL..........  Processing                          206,910       Owned
  320 Railroad St., Joliet, IL................  Feeder Yard/Stevedoring              43,760      Leased
  12701 S. Doty Ave., Chicago, IL.............  Shear/Iron Breaking                 784,080      Leased

Metal Management Mississippi, L.L.C.
  120-121 Apache Dr., Jackson, MS.............  Office/Processing                    74,052       Owned

Metal Management New Haven, Inc.
  808 Washington Ave., New Haven, CT..........  Office/Shear/Warehouse              177,850      Leased

Metal Management Northeast, Inc.
  Foot of Hawkins St., Newark, NJ.............  Office/Baler/Shear                  382,846       Owned
  252-254 Doremus Ave., Newark, NJ............  Shredder/Processing                 384,000       Owned
  Port of Newark, Newark, NJ..................  Barge & Ship                        839,414      Leased
                                                Terminal/Stevedoring
  303 Doremus Ave., Newark, NJ................  Bus Dismantling                     270,100      Leased

Metal Management Ohio, Inc.
  Rte. 281 East, Defiance, OH.................  Office/Briquetting/Shear/Baler     3,267,000      Owned
  2535 Hill Ave., Toledo, OH..................  Office/Processing                   122,000       Owned
  4431 W. 130th St., Cleveland, OH............  Office/Iron Breaking/Shear/Baler   2,178,000     Leased

Metal Management Pittsburgh, Inc.
  2045 Lincoln Blvd, Elizabeth, PA............  Office/Processing/Warehouse         423,054       Owned
  77 E. Railroad St., Monongahela, PA.........  Office/Warehouse/Baler/Shear        174,240       Owned

Metal Management Stainless & Alloy, Inc.
  6660 S. Nashville Ave., Bedford Park, IL....  Office/Warehouse/Baler              304,223       Owned

Metal Management West, Inc.
  5601 York St., Denver, CO...................  Office/Shredder                     392,040       Owned
  3260 W. 500 South St., Salt Lake City, UT...  Office/Shredder                     435,600       Owned
  2690 East Las Vegas St., Colorado Springs,
    CO........................................  Feeder Yard                         522,720       Owned

Proler Southwest Inc.
  90 Hirsch Rd., Houston, TX..................  Office/Warehouse/Processing         378,972       Owned
  15-21 Japhet, Houston, TX...................  Terminal/Shear                     1,960,200      Owned
  1102 Navigation Blvd, Freeport, TX..........  Feeder Yard                         352,400      Leased

     We believe that our facilities are suitable for their present and intended purposes and that we have adequate capacity for our current levels of operation.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION
     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims applicable to our operations. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our results of operations or financial condition. We are involved in the litigation as described below.

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

     On March 31, 2003, the Connecticut DEP filed suit against Joseph A. Schiavone Corp., Schiavone, and MTLM-Connecticut in the Superior Court of the State of Connecticut - Judicial District of Hartford. The suit alleges, among other things, that the North Haven Facility discharged and continues to discharge contaminants, including oily material, into the environment and has failed to comply with the terms of certain permits and other filing requirements. The suit seeks injunctions to restrict us from maintaining discharges and to require us to remediate the facility. The suit also seeks civil penalties from all of the defendants in accordance with Connecticut environmental statutes. At this stage, we are not able to predict our potential liability in connection with this action or any required investigation and/or remediation. We believe that we have meritorious defenses to certain of the claims asserted against us in the suit and intend to vigorously defend ourselves against the claims. In addition, we believe that we are entitled to indemnification from Joseph A. Schiavone Corp. and Schiavone for some or all of the obligations and liabilities that may be imposed on us in connection with this matter under the various agreements governing our purchase of the North Haven Facility from Joseph A. Schiavone Corp. We cannot provide assurances that Joseph A. Schiavone Corp. and Schiavone will have sufficient resources to fund any or all indemnifiable claims that we may assert.

     We have engaged in settlement discussions with Joseph A. Schiavone Corp., Schiavone and the Connecticut DEP regarding the possible characterization of the North Haven Facility, and the subsequent remediation thereof should contamination be present at concentrations that require remedial action. We are currently working with an independent environmental consultant to develop an acceptable characterization plan. We cannot provide assurances that we will be able to reach an acceptable settlement of this matter with the other parties.

Department of Justice Subpoena
     In January 2003, we received a subpoena requesting that we provide documents to a grand jury that is investigating scrap metal purchasing practices in the four state region of Ohio, Illinois, Indiana and Michigan. We are fully cooperating with the subpoena and the grand jury's investigation. To date, we have incurred approximately $0.5 million of legal fees associated with responding to the subpoena. We are not able at this preliminary stage to determine future legal costs or other costs to be incurred by us in responding to such subpoena or other impact to us of such investigation.

Voluntary Disclosure to Department of Justice
     As a result of internal audits that we conducted, we determined that current and former employees of certain business units have engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, we voluntarily disclosed our concerns regarding such cash payments to the U.S. Department of Justice. The Board of Directors has appointed a special committee, consisting of all of our independent directors, to conduct an investigation of these activities. We are cooperating with the U.S. Department of Justice. We have implemented policies to eliminate such cash payments to industrial customers. During fiscal 2004, such cash payments to industrial customers represented approximately 0.7% of our consolidated ferrous and non-ferrous yard shipments. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. We are not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on us, if any, and accordingly, we have not recorded any amounts in the financial statements.

ENVIRONMENTAL MATTERS
     During the period from September 2002 to the present, the Arizona Department of Environmental Quality ("ADEQ") issued five Notices of Violations ("NOVs") to our subsidiary Metal Management Arizona, L.L.C. ("MTLM-Arizona") for alleged violations at MTLM-Arizona's Tucson and Phoenix facilities including:
(i) not developing and submitting a "Solid Waste Facility Site Plan"; (ii) placing ASR on a surface that does not meet Arizona's permeability specifications; (iii) alleged failure to follow ADEQ protocol for sampling and analysis of waste from the shredding of motor vehicles at the Phoenix facility; and (iv) use of excavated soil to stabilize railroad tracks adjacent to the Phoenix facility. On September 5, 2003, MTLM-Arizona was notified that ADEQ had referred the outstanding NOV issues to the Arizona Attorney General. Two of the original five NOVs have now been closed, and MTLM-Arizona is cooperating fully with ADEQ and the Arizona Attorney General's office with respect to the remaining issues. At this preliminary stage, we cannot predict MTLM-Arizona's potential liability, if any, in connection with the NOVs or any required remediation.

     On April 29, 1998, MTLM-Midwest acquired substantially all of the operating assets of 138 Scrap, Inc. ("138 Scrap") that were used in its scrap metal recycling business. Most of these assets were located at a recycling facility in Riverdale, Illinois (the "Facility"). In early November 2003, MTLM-Midwest was served with a Notice of Intent to Sue (the "Notice") by The Jeff Diver Group, L.L.C., on behalf of the Village of Riverdale, alleging, among other things, that the release or disposal of hazardous substances within the meaning of the CERCLA has occurred at an approximately 57 acre property in the Village of Riverdale (which includes the 8.8 acre Facility that was leased by MTLM-Midwest until December 31, 2003). The Notice indicates that the Village of Riverdale intends to file suit against MTLM-Midwest (directly and as a successor to 138 Scrap) and numerous other third parties under one or both of CERCLA and the Resource Conservation and Recovery Act. At this preliminary stage, we cannot predict MTLM-Midwest's potential liability, if any, in connection with such lawsuit or any required remediation. We believe that we have meritorious defenses to certain of the claims outlined in the Notice and MTLM-Midwest intends to vigorously defend itself against any claims ultimately asserted by the Village of Riverdale. In addition, although we believe that we would be entitled to indemnification from the sellers of 138 Scrap for some or all of the obligations that may be imposed on MTLM-Midwest in connection with this matter under the agreement governing its purchase of the operating assets of 138 Scrap, we cannot provide assurances that any of the sellers will have sufficient resources to fund any indemnifiable claims to which we may be entitled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the fourth quarter of fiscal 2004.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     On June 12, 2003, our common stock commenced trading on the Nasdaq National Market System under the symbol "MTLM." From March 7, 2003 to June 11, 2003, our common stock traded on the Nasdaq SmallCap Market under the symbol "MTLM." From November 19, 2001 to March 6, 2003, our common stock traded on the OTC Bulletin Board under the symbol "MLMG." The following table sets forth the reported high and low bid information for our common stock for the periods indicated.

                                                           HIGH     LOW
                                                           ----     ---
FISCAL YEAR ENDED MARCH 31, 2004
Fourth Quarter                                            $22.15   $16.13
Third Quarter                                              18.50    10.25
Second Quarter                                              9.75     8.84
First Quarter                                               8.90     3.75

FISCAL YEAR ENDED MARCH 31, 2003
Fourth Quarter                                            $ 4.02   $ 1.98
Third Quarter                                               2.03     1.68
Second Quarter                                              2.08     1.53
First Quarter                                               2.03     0.75

Stock split
     On March 8, 2004, our Board of Directors approved a two-for-one stock split in the form of a stock dividend. The stock dividend was paid on April 20, 2004 to shareholders of record on April 5, 2004. All share and per-share amounts for the Reorganized Company have been retroactively restated throughout this annual report on Form 10-K to reflect the stock split.

Holders
     As of May 3, 2004, we had 1,319 registered shareholders based on our transfer agent's records. On May 3, 2004, the closing price per share of our common stock as reported on the Nasdaq National Market System was $14.45 per share.

Dividends
     Neither the Predecessor Company nor we have paid any cash dividends since August 31, 1995. We presently have no intention of paying cash dividends in the foreseeable future and intend to utilize our cash for business operations. In addition, we are precluded from paying cash dividends under our Credit Agreement without lender approval.

Unregistered sales of common stock
     During fiscal 2004, we sold 2,294,000 shares of our common stock pursuant to exercise of warrants held by our employees and directors. There were 65 exercise transactions in fiscal 2004 and the average exercise price for each transaction was $3.64 per share. We received proceeds of $8,352,000 from these sales and used the proceeds to repay borrowings outstanding under our Credit Agreement. The sales are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the grant of warrants, and the issuance of shares of common stock upon exercise of such warrants, were made to a limited number of our employees and directors without public solicitation.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the consolidated financial statements and the related notes thereto included in
Part IV, Item 15 of this report and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Part II, Item 7 of this report. The selected financial data presented below is not necessarily indicative of the future results of our operations or financial performance.

     We adopted fresh-start reporting in connection with our emergence from bankruptcy. Under fresh-start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments were recorded in our consolidated financial statements as of June 30, 2001. Since fresh-start reporting materially affects the comparability of the amounts previously recorded in our Predecessor Company's consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence financial data. All share and per share amounts for the Reorganized Company have been restated to reflect the April 20, 2004 two-for-one stock split.

                                               PREDECESSOR COMPANY         |          REORGANIZED COMPANY
                                       ----------------------------------- | ----------------------------------
(in thousands, except per share data)                           THREE      |   NINE
                                           YEARS ENDED         MONTHS      |  MONTHS
                                            MARCH 31,           ENDED      |   ENDED      YEARS ENDED MARCH 31,
                                           -----------        JUNE 30,     | MARCH 31,    ---------------------
                                         2000       2001        2001       |   2002         2003        2004
STATEMENT OF OPERATIONS DATA:            ----       ----      --------     | ---------      ----        ----
                                                                           |
Net sales                              $915,140   $ 766,591   $ 166,268    | $464,795     $770,009   $1,083,413
Gross profit                            109,985      61,874      17,052    |   55,615      105,141      160,413
General and administrative expenses      55,021      56,312      11,686    |   34,237       50,509       59,991
Depreciation and amortization            27,167      23,341       4,718    |   13,673       17,533       18,193
Goodwill impairment charge (a)                -     280,132           -    |        -            -            -
Stock-based compensation expense              -           -           -    |        -           35          972
Non-cash and non-recurring expense                                         |
  (income) (b)                            5,014       6,399       1,941    |    3,944         (695)       6,198
Operating income (loss)                  22,783    (304,310)     (1,293)   |    3,761       37,759       75,059
Interest expense                        (38,043)    (34,159)     (5,169)   |   (9,450)     (11,129)      (6,925)
Reorganization items (c)                      -      15,632    (135,364)   |      457            -            -
Income (loss) before cumulative                                            |
  effect of change in accounting                                           |
  principle (d)                         (12,294)   (365,322)    128,957    |   (6,083)      20,501       51,389
Gain on sale of discontinued                                               |
  operations,                                                              |
  net of tax                                376           -           -    |        -            -            -
Cumulative effect of change in                                             |
  accounting principle                        -           -        (358)   |        -            -            -
Preferred stock dividends (e)             2,021         295           -    |        -            -            -
Net income (loss)                      $(13,939)  $(365,617)  $ 128,599    | $ (6,083)    $ 20,501   $   51,389
                                                                           |
Income (loss) before cumulative                                            |
  effect of change in accounting                                           |
  principle per share:                                                     |
  Basic                                $  (0.26)  $   (6.18)  $    2.09    | $  (0.30)    $   1.01   $     2.42
  Diluted                              $  (0.26)  $   (6.18)  $    2.09    | $  (0.30)    $   0.99   $     2.27
                                                                           |
Cash dividends per common share        $   0.00   $    0.00   $    0.00    | $   0.00     $   0.00   $     0.00
                                                                           |
Weighted average shares outstanding      54,333      59,131      61,731    |   20,239       20,323       21,243
Weighted average diluted shares                                            |
  outstanding                            54,333      59,131      61,731    |   20,239       20,741       22,653

                               PREDECESSOR COMPANY   |             REORGANIZED COMPANY
                               --------------------  |  -----------------------------------------
(IN THOUSANDS)                      MARCH 31,        |                       MARCH 31,
                               --------------------  |  JUNE 30,   ------------------------------
                                 2000       2001     |    2001       2002       2003       2004
                                 ----       ----     |  --------     ----       ----       ----
                                                     |
BALANCE SHEET DATA:                                  |
Working capital                $140,433   $  77,072  |  $ 54,694   $ 52,474   $ (9,691)  $ 80,740
Total assets                    710,980     284,792  |   289,518    257,108    248,651    406,416
Liabilities subject to                               |
  compromise                          -     220,234  |         -          -          -          -
Total debt (including current                        |
  maturities)(f)                384,710     152,977  |   148,435    133,960     89,610     44,297
Convertible preferred stock       6,277       5,915  |         -          -          -          -
Common stockholders' equity                          |
  (deficit)                     215,857    (149,172) |    65,000     59,487     78,282    202,839

---------------------------------------

(a) During the third quarter of fiscal 2001, the Predecessor Company changed its method of assessing goodwill impairment and recorded a $280.1 million charge to write-off all unamortized goodwill and intangibles.

(b) Non-cash and non-recurring expense (income) consist of the following items (in thousands):

                                                 PREDECESSOR COMPANY     |    REORGANIZED COMPANY
                                              -------------------------- | --------------------------
                                                                 THREE   |   NINE
                                                YEARS ENDED      MONTHS  |  MONTHS      YEARS ENDED
                                                 MARCH 31,       ENDED   |   ENDED       MARCH 31,
                                              ---------------   JUNE 30, | MARCH 31,   --------------
                                               2000     2001      2001   |   2002      2003     2004
                                               ----     ----    -------- | ---------   ----     ----
                                                                         |
Impairment of long-lived and other assets     $ (210)  $5,828    $1,941  |  $3,944     $(695)  $    0
Severance, facility closure charges and                                  |
  other                                        5,224      571         0  |       0         0    6,198
                                              ------   ------    ------  |  ------     -----   ------
                                              $5,014   $6,399    $1,941  |  $3,944     $(695)  $6,198
                                              ======   ======    ======  |  ======     =====   ======

(c) The three months ended June 30, 2001 includes $145.7 million of income related to the discharge of indebtedness in accordance with the Plan.

(d) Fiscal 2003 includes $3.3 million of gains recognized on the sale of two parcels of redundant real estate.

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

     The purpose of the following discussion is to facilitate the understanding and assessment of significant changes and trends related to our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part IV, Item 15 of this report.

OUR BUSINESS
     We are one of the largest full-service metals recyclers in the United States, with recycling facilities located in 13 states. We enjoy leadership positions in many major metropolitan markets, including Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix, Salt Lake City, Toledo and Tucson. We have a 28.5% equity ownership position in Southern Recycling, L.L.C. ("Southern"), one of the largest scrap metals recyclers in the Gulf Coast region. Our operations primarily involve the collection and processing of ferrous and non-ferrous scrap metals. We collect industrial scrap metal and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metal brokers. In addition to buying, processing and selling ferrous and non-ferrous scrap metals, we are periodically retained as demolition contractors in certain of our large metropolitan markets in which we dismantle obsolete machinery, buildings and other structures containing metal and, in the process, collect both the ferrous and non-ferrous metals from these sources. At certain of our locations adjacent to commercial waterways, we provide stevedoring services. We also operate a bus dismantling business combined with a bus replacement parts business at our Northeast operations.

     We believe that we provide one of the most comprehensive product offerings of both ferrous and non-ferrous scrap metals. Our ferrous products primarily include shredded, sheared, cold briquetted and bundled scrap metal, and other purchased scrap metal, such as turnings, cast and broken furnace iron. We also process non-ferrous scrap metals, including aluminum, copper, stainless steel and other nickel-bearing metals, brass, titanium and high-temperature alloys, using similar techniques and through application of our proprietary technologies.

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

CHAPTER 11 FILING AND EMERGENCE
     On November 20, 2000, we filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy

Court"). From November 20, 2000 to June 29, 2001, we operated our businesses as debtors-in-possession. These bankruptcy proceedings are referred to herein as the "Chapter 11 proceedings."

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

Revenue recognition
     Our primary source of revenue is from the sale of processed ferrous and non-ferrous scrap metals. We also generate revenue from the brokering of scrap metals or from services performed, including but not limited to tolling, stevedoring and dismantling. Revenues from processed ferrous and non-ferrous scrap metal sales are recognized when title passes to the customer. Revenues relating to brokered sales are recognized upon receipt of the materials by the customer. Revenues from services are recognized as the service is performed. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are accrued against revenues as incurred.

Accounts receivable and allowance for uncollectible accounts receivable
     Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $1.7 million and $1.0 million at March 31, 2004 and 2003, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions.

     As indicated in the section entitled "Risk Factors - Potential credit losses from our significant customers could adversely affect our results of operations or financial condition," general weakness in the steel and metals sectors during the period from 1998 to 2001 previously led to bankruptcy filings by many of our customers which caused us to recognize additional allowances for uncollectible accounts receivable. While we believe our allowance for uncollectible accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings.

Inventory
     Our inventories primarily consist of ferrous and non-ferrous scrap metals and are valued at the lower of average purchased cost or market. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. As indicated in the section entitled "Risk Factors - Prices of commodities we own may be volatile," we are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to rapidly turn our inventories.

Valuation of long-lived assets and goodwill
     We regularly review the carrying value of certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. During the nine months ended March 31, 2002, we recorded an impairment charge of $3.1 million related to a scrap metal operation that we exited and an impairment charge of $0.8 million related to fixed assets which we abandoned or otherwise intend to sell or dispose of.

     Effective June 30, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill be reviewed at least annually for impairment based on the fair value method. At March 31, 2004, we determined, based on current industry and other market information, that no impairment existed.

Self-insured reserves
     We are self-insured for medical claims for most of our employees. Since April 1, 2003, we have also been self-insured for workers' compensation claims that involve a loss of less than $250,000 per claim. Our exposure to claims is protected by stop-loss insurance policies. We record a reserve for reported but unpaid claims and the estimated cost of incurred but not reported ("IBNR") claims. IBNR reserves are based on either a lag estimate (for medical claims) or on actuarial assumptions (for workers' compensation claims).

Pension plans
     We sponsor three defined benefit pension plans for employees at certain of our subsidiaries. Pension benefits are based on formulas that reflect the employees' years of service and compensation during their employment period. We recognized pension expense of $0.5 million and $0.1 million in fiscal 2004 and 2003, respectively. We currently estimate that pension expense will be $0.4 million in fiscal 2005. Pension expense is determined using certain assumptions as required by SFAS No. 87, "Employers' Accounting for Pensions." These assumptions include the long-term rate of return on plan assets, discount rate and rate of compensation increases. Actual results will often differ from actuarial assumptions because of economic and other factors.

     We used a discount rate of 6.75% to compute pension expense in fiscal 2004. The discount rate that we used reflects the rates of high-quality debt instruments that would provide the future cash flows necessary to pay benefits when they come due. A decrease in the discount rate of 25 basis points, from 6.75% to 6.50%, while holding all other assumptions constant, would have resulted in an increase in our pension expense of approximately $30,000 in fiscal 2004. We have reduced our discount rate to 6.25% at March 31, 2004 to reflect market interest rate reductions.

     We assumed that long-term returns on pension assets were 8.00% during fiscal 2004. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical returns on plan assets. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in our pension expense of approximately $16,000 in fiscal 2004.

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

     We had previously recorded a full valuation allowance against the emergence date net deferred tax assets, including net operating loss ("NOL") carryforwards, due to the uncertainty regarding their ultimate realization. During the three months ended December 31, 2003, we filed our tax return for the year ended March 31, 2003, recorded the final effects of post and pre-emergence tax positions and updated our forecasts of future operations. The updated forecasts took into consideration current market conditions and the eight consecutive quarters of profitable operations through December 2003. Based on these factors, we reversed most of the valuation allowance recorded against the emergence date net deferred tax assets because we now believe it is more likely than not that these deferred tax assets will be realized. Significant judgment is required in these evaluations, and differences in future results from our estimates could result in material differences in the realization of these assets.

Contingencies
     We accrue reserves for estimated liabilities, which include environmental remediation, potential legal claims and IBNR claims. A loss contingency is accrued when our assessment indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Our estimates are based upon currently available facts and presently enacted laws and regulations. These estimated liabilities are subject to revision in future periods based on actual costs or new information.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. Please refer to our audited consolidated financial statements and notes thereto included in Part IV, Item 15 of this report which contain accounting policies and other disclosures required by generally accepted accounting principles.

RESULTS OF OPERATIONS
     During fiscal 2004, we acquired one scrap metals recycling business in November 2003. During fiscal 2003, we acquired one scrap metals recycling business in October 2002. The impact of both of these acquisitions was not material to our results of operations. In fiscal 2002, we did not acquire any scrap metals recycling businesses so there was no corresponding effect to our results of operations in that period. While we may acquire scrap metals recycling businesses in the future, we are not able to predict the effect any such acquisition could have on our consolidated results of operations.

FISCAL 2004 COMPARED TO FISCAL 2003

SALES
     Consolidated net sales for fiscal 2004 and for fiscal 2003 in broad product categories were as follows ($ in millions):

                                                 FISCAL 2004                 FISCAL 2003
                                          --------------------------   ------------------------
COMMODITY                                             NET                         NET
(WEIGHT IN THOUSANDS)                     WEIGHT     SALES       %     WEIGHT    SALES      %
----------------------------------------  ------     -----       -     ------    -----      -
Ferrous metals (tons)                       4,403   $  766.7    70.8     4,137   $492.7    64.0
Non-ferrous metals (lbs.)                 424,494      254.7    23.5   442,234    205.5    26.7
Brokerage-ferrous (tons)                      304       42.5     3.9       454     54.8     7.1
Brokerage-nonferrous (lbs.)                 4,506        2.0     0.2    10,688      4.2     0.5
Other                                                   17.5     1.6               12.8     1.7
                                                    --------   -----             ------   -----
                                                    $1,083.4   100.0             $770.0   100.0
                                                    ========   =====             ======   =====

     Consolidated net sales increased by $313.4 million (40.7%) to $1.1 billion in fiscal 2004 compared to consolidated net sales of $770.0 million in fiscal 2003. The increase in consolidated net sales was primarily due to higher average selling prices for both ferrous and non-ferrous products.

Ferrous sales
     Ferrous sales increased by $274.0 million (55.6%) to $766.7 million in fiscal 2004 compared to ferrous sales of $492.7 million in fiscal 2003. The increase was attributable to higher average selling prices combined with an increase in sales volumes. The average selling price for ferrous products was approximately $174 per ton in fiscal 2004 which represents an increase of $55 per ton (46.2%) from fiscal 2003. The increase in selling prices for ferrous scrap is evident in data published by the American Metal Market ("AMM"). According to AMM, the average price for #1 Heavy Melting Steel Scrap - Chicago (which is a common indicator for ferrous scrap) was approximately $143 per ton in fiscal 2004 compared to approximately $97 per ton in fiscal 2003. Additionally, export prices for ferrous scrap increased in fiscal 2004 partly due to higher ocean freight costs.

     Demand for our ferrous scrap continues to be strong albeit with lower prices. International demand remains favorable for us due in part to the weakening U.S. dollar. Consequently, U.S. scrap is more attractive to overseas buyers and, in particular, we have seen strong demand from Turkey, Korea and China during fiscal 2004. In recent months, our industry has experienced lower demand from China. The strong international demand is evident in data released by the U.S. Commerce Department, which shows that U.S. exports of ferrous scrap for calendar 2003 were approximately 11.8 million tons, an increase of 20% from calendar 2002. Domestic demand for scrap metal has been favorable despite reduced levels of steel production because of tighter supplies of prompt industrial grades of scrap metal. Domestic demand for scrap metal has also been favorably impacted by higher prices for scrap substitute products such as DRI and HBI relative to obsolete grades of scrap metal, and by lower levels of imports of scrap metal to the U.S.

Non-ferrous sales
     Non-ferrous sales increased by $49.2 million (23.9%) to $254.7 million in fiscal 2004 compared to non-ferrous sales of $205.5 million in fiscal 2003. The increase was due to higher average selling prices partially offset by lower sales volumes. In fiscal 2004, the average selling price for non-ferrous products increased by approximately $0.14 per pound to $0.60 per pound and non-ferrous sales volumes decreased by 17.7 million pounds compared to fiscal 2003. Non-ferrous unit shipments declined in fiscal 2004 primarily due to our decision to curtail wire-chopping operations.

     Our non-ferrous operations have benefited from rising prices for aluminum, copper and stainless steel (nickel base metal). The increase in non-ferrous prices is evident in data published by the London Metals Exchange ("LME") and COMEX. According to LME data, average prices for nickel and aluminum were 53% and 10%, respectively, higher in fiscal 2004 compared to fiscal 2003. According to COMEX data, average prices for copper were 28% higher in fiscal 2004 compared to fiscal 2003. However, the supply for non-ferrous metals continues to remain at levels that are lower than prior years due to lower than average output from U.S. industrial production, especially in the aerospace and telecommunications industries, which has also caused a decrease in our sales volumes. Competition from China has resulted in lower volumes of copper and aluminum wire being processed and sold from our wire-chopping operation. As a result, we have significantly curtailed our wire-chopping operation, choosing instead in many cases to sell unprocessed copper and aluminum abroad.

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

Brokerage sales
     Brokerage ferrous sales decreased by $12.3 million (22.4%) to $42.5 million in fiscal 2004 compared to brokerage ferrous sales of $54.8 million in fiscal 2003. The decrease was primarily a result of changes to our business in Ohio that resulted in reduced sales to certain of our domestic brokerage customers. The decrease in brokered ferrous volume was partially offset by an increase in brokered ferrous sales price per ton. The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap metal are generally associated with higher unit prices.

     Brokerage non-ferrous sales decreased by $2.2 million (52.4%) to $2.0 million in fiscal 2004 compared to brokerage non-ferrous sales of $4.2 million in fiscal 2003. The decrease was due to volume declining by 6.2 million pounds offset by an increase in the average selling price of $0.05 per pound. Margins associated with brokered non-ferrous metals are narrow so variations in this product category are not as significant to us as variations in other product categories.

Other sales
     Other sales are primarily derived from our stevedoring and bus dismantling operations. Stevedoring operations are performed as a fee for service business primarily associated with our dock operations at Port Newark. The increase in other sales in fiscal 2004 is due to growth in these businesses.

GROSS PROFIT
     Gross profit was $160.4 million (14.8% of sales) in fiscal 2004 compared to gross profit of $105.1 million (13.7% of sales) in fiscal 2003. The improvement in gross profit was due to higher material margins on both ferrous and non-ferrous products sold offset in part by higher processing expenses.

     Processing costs on a per unit basis increased mainly due to higher freight, labor, repairs, maintenance and waste removal costs. Freight expenses were higher due to an increase in the number of vessels shipped and higher vessel freight costs. The increase in labor costs was due to additional overtime and higher medical claims expenses. Overtime increased due to higher demand and unit shipments for our products. The increase in repairs, maintenance and waste removal costs resulted from additional tons of scrap metal processed.

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses were $60.0 million (5.5% of sales) in fiscal 2004 compared to general and administrative expenses of $50.5 million (6.6% of sales) in fiscal 2003. The increase results from higher compensation expense, medical claims expense and professional fees.

     The increase in compensation expense results from accruals recorded in connection with employee incentive compensation plans. The compensation plans are generally measured as a function of return on net assets. Based on our strong operating results, we recorded $11.2 million of expense in fiscal 2004 in connection with the employee incentive compensation plans compared to $6.2 million of expense in fiscal 2003. Payments under the incentive compensation plans were approved by the Compensation Committee of the Board of Directors.

     We are self-insured for health insurance for most of our employees. Medical claims and premiums were higher by $1.3 million in fiscal 2004 compared to fiscal 2003. Professional fees were $1.3 million higher in fiscal 2004 due to increases in director, legal and accounting fees.

DEPRECIATION AND AMORTIZATION
     Depreciation and amortization expense was $18.2 million (1.7% of sales) in fiscal 2004 compared to depreciation and amortization expense of $17.5 million (2.3% of sales) in fiscal 2003. The increase is due to depreciation expense recorded on capital expenditures incurred since March 31, 2003.

STOCK-BASED COMPENSATION
     In fiscal 2004, we recognized stock-based compensation expense of $1.0 million related to awards of restricted stock and options granted to employees. The restricted stock generally vests over a period of 3 to 5 years and is subject to forfeiture if certain employment conditions are not satisfied. In fiscal 2003, stock-based compensation expense of $35,000 was recognized on warrants which were granted to a consultant.

NON-CASH AND NON-RECURRING EXPENSE (INCOME)
     Non-cash and non-recurring expense was $6.2 million in fiscal 2004 compared to non-cash and non-recurring income of $0.7 million in fiscal 2003. In January 2004, we implemented a management realignment. This management realignment resulted in the recognition of $6.2 million of non-recurring expense in fiscal 2004 primarily in connection with aggregate severance payments, benefits, and expense associated with the acceleration of vesting of restricted stock. In fiscal 2002, we recorded an impairment charge of $3.1 million related to the exit from our former MacLeod operations. The impairment charge for MacLeod was based on an evaluation of the proceeds that we expected to generate from the liquidation of the assets of MacLeod compared to our investment in MacLeod. We completed our exit from MacLeod during fiscal 2003 and generated $0.7 million of proceeds more than we expected resulting in non-cash and non-recurring income during this period.

INCOME FROM JOINT VENTURES
     Income from joint ventures was $8.3 million in fiscal 2004 compared to income from joint ventures of $3.1 million in fiscal 2003. Income recognized from joint ventures primarily represents our 28.5% share of income from Southern. The increase in income was due to the favorable scrap markets in fiscal 2004. Southern is primarily a processor of ferrous metals and its results benefited from increased demand and higher selling prices. Income in fiscal 2003 from Southern includes the repayment of a $1.5 million note receivable for which we had previously reserved.

INTEREST EXPENSE
     Interest expense was $6.9 million (0.6% of sales) in fiscal 2004 compared to interest expense of $11.1 million (1.4% of sales) in fiscal 2003. The decrease was a result of lower borrowings and interest rates. Our average borrowings under our Credit Agreement were approximately $62.8 million in fiscal 2004 which was $26.2 million less than our average borrowings under our Credit Agreement in fiscal 2003.

     Our average interest rate on indebtedness during fiscal 2004 was approximately 72 basis points lower than our average interest rate on indebtedness during fiscal 2003. This was primarily due to the repurchase and redemption of $31.5 million of 12.75% Junior Secured Notes in August and September 2003, which was funded from borrowings under our Credit Agreement.

INTEREST AND OTHER INCOME (EXPENSE), NET
     The major components of this category are interest income and gains and losses from sale of fixed assets. In fiscal 2004, we recognized losses from the sale of fixed assets of $0.9 million. In fiscal 2003, we recognized $2.4 million of gains from the sale of fixed assets. We sold two parcels of redundant real estate which resulted in gains of $3.3 million. This was offset by losses on sales and disposals of equipment of $0.9 million.

INCOME TAXES
     In fiscal 2004, our income tax expense was $23.8 million resulting in an effective tax rate of 31.6%. The effective tax rate differs from the statutory rate primarily due to state income taxes and tax benefits associated with export sales.

     In fiscal 2003, our income tax expense was $12.8 million resulting in an effective tax rate of 38.4%. In December 2002, we finalized and filed our federal income tax return for the year ended March 31, 2002 and made an election that increased the amount of predecessor company NOL carryforwards utilized. Consequently, the effective income tax rate was higher due to the increase in the amount of predecessor company NOL carryforwards utilized.

NET INCOME
     Net income was $51.4 million in fiscal 2004 compared to net income of $20.5 million in fiscal 2003. Net income increased due to higher material margins on ferrous products sold, income from joint ventures, lower interest expense and a lower effective tax rate.

FISCAL 2003 COMPARED TO FISCAL 2002
     In order to provide a meaningful basis of comparing fiscal 2003 to fiscal 2002 for purposes of the following tables and discussion, the operating results of the Reorganized Company for the nine months ended March 31, 2002 have been combined with the operating results of the Predecessor Company for the three months ended June 30, 2001 (collectively referred to as "fiscal 2002"). The combining of reorganized and predecessor periods does not result in a presentation that is in accordance with generally accepted accounting principles, but we believe such results will provide meaningful comparisons for sales, gross profit and general and administrative expenses.

SALES
     Consolidated net sales for fiscal 2003 and for fiscal 2002 in broad product categories were as follows ($ in millions):

                                                  FISCAL 2003                FISCAL 2002
                                            ------------------------   ------------------------
COMMODITY                                              NET                        NET
(WEIGHT IN THOUSANDS)                       WEIGHT    SALES      %     WEIGHT    SALES      %
-----------------------------------------   ------    -----      -     ------    -----      -
Ferrous metals (tons)                         4,137   $492.7    64.0     3,938   $374.4    59.3
Non-ferrous metals (lbs.)                   442,234    205.5    26.7   447,636    200.3    31.7
Brokerage-ferrous (tons)                        454     54.8     7.1       350     36.6     5.8
Brokerage-nonferrous (lbs.)                  10,688      4.2     0.5    17,083      6.2     1.0
Other                                             -     12.8     1.7         -     13.6     2.2
                                                      ------   -----             ------   -----
                                                      $770.0   100.0             $631.1   100.0
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

     Demand and pricing for our ferrous scrap was strong both domestically and internationally in fiscal 2003. International demand and pricing was higher due to the weakening U.S. dollar (which makes U.S. scrap more attractive to overseas buyers) and strong demand from China. Demand was also strong from Mexico which is an important market for our facilities in Houston and Arizona. The strong international demand in fiscal 2003 was evident in data released by the U.S. Commerce Department, which shows that U.S. exports of ferrous scrap for calendar 2002 were approximately 9.9 million tons, an increase of 20% from calendar 2001.

     Domestic demand and pricing were higher due to increased production by U.S. steel mills attributable, in part, to benefits from Section 201 tariffs. According to data published by the American Iron and Steel Institute, U.S. steel mills operated at an average capacity utilization rate of 89.5% in calendar 2002 compared to 75.1% in calendar 2001. Prior to calendar 2002, the strong U.S. dollar allowed U.S. steel mills to import ferrous scrap from Eastern European countries at lower prices than for ferrous scrap generated domestically, thereby adversely affecting our sales. With the decreased availability of Eastern European scrap and the weakening U.S. dollar, U.S. steel mills purchased more of their ferrous scrap domestically, which caused ferrous scrap prices to increase in fiscal 2003.

     The increase in selling prices for ferrous scrap in fiscal 2003 was evident in data published by the AMM. According to AMM, the average price for #1 Heavy Melting Steel Scrap - Chicago was approximately $97 per ton in fiscal 2003 compared to $73 per ton in fiscal 2002.

Non-ferrous sales
     Non-ferrous sales increased by $5.2 million (2.6%) to $205.5 million in fiscal 2003 compared to non-ferrous sales of $200.3 million in fiscal 2002. The increase was due to higher average selling prices partially offset by lower sales volumes. In fiscal 2003, non-ferrous sales volumes decreased by 5.4 million pounds and average selling price for non-ferrous products increased by approximately $.01 per pound as compared to fiscal 2002. Fiscal 2002 included sales from our former MacLeod operations in California, which were discontinued in December 2001 and completely ceased operations during June 2002. Prior to its shutdown, MacLeod sold approximately 46 million pounds of non-ferrous metals in fiscal 2002.

     Although sales increased in fiscal 2003, our metal margins on non-ferrous metals remained unchanged in fiscal 2003 as compared to fiscal 2002. Our non-ferrous operations were impacted in both the supply and demand for non-ferrous metals due to weakness in the aerospace and telecommunications industries. The conditions of non-ferrous markets, including our three major products - aluminum, copper and stainless steel (nickel based metal) were weak in fiscal 2003 and 2002. Prices for certain non-ferrous metals began to stabilize and increase in fiscal 2003, but demand was still low. Although stainless steel demand showed some improvement in fiscal 2003, many U.S. stainless steel mills did not return to historic production levels. Our copper sales were impacted by lower availability of copper scrap, primarily due to increased competition from buyers of copper scrap in China. Aluminum and nickel markets were impacted by the general weakness in the aerospace industry, which was adversely affected by the events of September 11, 2001. Many companies in the aerospace industry did not operate at historical production levels in fiscal 2003 which impacted our non-ferrous sales.

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

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses were $50.5 million (6.6% of sales) in fiscal 2003 compared to general and administrative expenses of $45.9 million (7.3% of sales) in fiscal 2002. The increase was mainly a result of $6.2 million of compensation expense recognized pursuant to an incentive compensation plan (the "Incentive Plan"). The Incentive Plan is measured as a return on net assets, and based on our strong performance in fiscal 2003, resulted in the recognition of $6.2 million of expense. The Incentive Plan was administered and approved by the Compensation Committee of our Board of Directors.

     Medical claims expense declined by $1.8 million in fiscal 2003 as a result of improved claims experience among our employees and higher premium contributions by employees in fiscal 2003. Professional fees increased by $1.2 million in fiscal 2003 primarily due to higher legal and accounting fees. Legal fees increased due to our cooperation with a subpoena received from the Department of Justice and due to a decision to outsource all aspects of legal administration. Accounting fees increased primarily due to advisory services required in connection with tax consequences of our restructuring.

DEPRECIATION AND AMORTIZATION
     Depreciation and amortization expense was $17.5 million (2.3% of sales) in fiscal 2003 compared to depreciation and amortization expense of $18.4 million (2.9% of sales) in fiscal 2002. Approximately $0.3 million of the decrease was due to the elimination of depreciation expense associated with the exit from our MacLeod operations. Depreciation expense also decreased as we carefully allocated authorization for spending on capital equipment in fiscal 2003. In addition, we had chosen to replace some of our existing equipment by entering into operating leases, which contain favorable terms (see Liquidity and Capital Resources for further discussion).

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

INTEREST AND OTHER INCOME (EXPENSE), NET
     The major components of this category are interest income and gains and losses from fixed assets. In fiscal 2003, we recognized $2.4 million of gains from the sale of fixed assets. We sold two parcels of redundant real estate which resulted in gains of $3.3 million. This was offset by losses on sales and disposals of equipment of $0.9 million. In fiscal 2002, we recognized losses from the sale of fixed assets of $0.2 million.

REORGANIZATION ITEMS
     In fiscal 2002, we recognized reorganization income of $145.7 million related to the cancellation of debt in the Chapter 11 proceedings and incurred reorganization costs of $10.8 million, which mainly represented professional fees, liabilities for rejected contracts and settlements, fresh-start adjustments and other expenses associated with the Chapter 11 proceedings (see
Note 3 to the consolidated financial statements included in Part IV, Item 15 of this report).

INCOME TAXES
     In fiscal 2003, we recognized income tax expense of $12.5 million resulting in an effective tax rate of 38.4%. The recognition of income tax expense results from the utilization of Predecessor Company net operating loss carryforwards and other deferred tax assets, which is not offset by a corresponding reversal of the related valuation allowance. Valuation allowance reversals of the Predecessor Company, under generally accepted accounting principles, are recorded first as a reduction in goodwill and then as an increase to paid-in-capital. The effective tax rate differs from the statutory rate primarily due to the impact of state income taxes and the reversal of valuation allowances recorded against the Reorganized Company's deferred tax assets.

CHANGE IN ACCOUNTING POLICY
     On April 1, 2001, we adopted SFAS No. 133, "Accounting for Derivatives and Hedges" (as amended). The cumulative effect of adopting SFAS No. 133 resulted in an after-tax decrease in net earnings of $0.4 million in fiscal 2002.

NET INCOME
     Net income was $20.5 million in fiscal 2003 compared to net income of $122.5 million in fiscal 2002. Net income in fiscal 2002 was primarily a result of a $145.7 million extraordinary gain associated with cancellation of indebtedness in the Chapter 11 proceedings. Net income in fiscal 2003 reflects significant improvement in our operations as a result of higher volumes of ferrous scrap metals sold, greater metal margins, lower interest expense and gains on sale of fixed assets.

FINANCIAL CONDITION
     We believe that our financial condition has strengthened during fiscal 2004. At March 31, 2004, our total indebtedness was $44.3 million, a decrease of $45.3 million from March 31, 2003. Our primary source of working capital is collections from customers supplemented by financing under our Credit Agreement.

Cash Flows
     In fiscal 2004, our operating activities generated net cash of $54.9 million compared to net cash generated of $46.3 million in fiscal 2003. Cash generated by operating activities during fiscal 2004 was comprised of $88.5 million of cash generated from net income, adjusted for non-cash items, offset by investments in working capital of $33.6 million. The working capital increase was due to higher scrap prices that resulted in an $80.8 million increase in accounts receivable and a $30.8 million increase in inventories offset by a $71.4 million increase in accounts payable. The increase in accounts receivable was due to higher sales during the three months ended March 31, 2004 ($369 million) compared to sales during the three months ended March 31, 2003 ($214 million). Inventories increased primarily due to higher per unit costs. Accounts payable increased due to higher purchase prices for scrap metals and extended terms offered by our suppliers. Due to the utilization of net operating loss carryforwards, cash payments for federal and state income taxes were only $1.3 million in fiscal 2004.

     We used $15.6 million in net cash for investing activities in fiscal 2004 compared to net cash generated of $0.2 million in fiscal 2003. In fiscal 2004, purchases of property and equipment were $15.0 million, while we generated $0.6 million of cash from the sale of redundant fixed assets. Capital expenditures included $4.0 million for the purchase of land on which we operate a scrap metal recycling facility in Houston, Texas and $4.1 million expended to complete the installation of a "Mega" Shredder, that we currently own, in Phoenix, Arizona. In addition, we purchased the scrap metal recycling assets of H. Bixon & Sons for $1.1 million of cash including transaction costs.

     During fiscal 2004, we used $39.0 million of net cash for financing activities compared to net cash used of $46.5 million in fiscal 2003. Cash generated from operating activities, net of cash used in investing activities, was used to reduce overall indebtedness by $45.3 million during fiscal 2004. In addition, we paid $3.0 million of fees and expenses associated with our Credit Agreement during this period. This was offset by $9.7 million of cash received from the exercise of stock options and warrants.

Indebtedness
     On August 13, 2003, we entered into an amended and restated credit facility (the "Credit Agreement") with Deutsche Bank Trust Company Americas, as agent for the lenders thereunder. The Credit Agreement provides for maximum borrowings of $130 million and expires on July 1, 2007. $110 million of the Credit Agreement is available as a revolving loan and letter of credit facility and $20 million as a term loan. The Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $45 million or 70% of eligible inventory, a fixed asset sublimit of $7.7 million as of March 31, 2004, and a term loan of $20.0 million (the "Term Loan"). The fixed asset sublimit amortizes by $2.5 million on a quarterly basis and under certain other conditions. Upon the full amortization of the fixed asset sublimit, the Term Loan will then amortize by $2.5 million on a quarterly basis and under certain other conditions. A security interest in substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries, has been granted to the agent for the lenders as collateral against our obligations under the Credit Agreement. Pursuant to the Credit Agreement, we pay a fee of .375% on the undrawn portion of the facility.

     Borrowings on all outstanding balances under the Credit Agreement (other than the Term Loan) bear interest, at our option, either at the prime rate (as specified by Deutsche Bank AG, New York Branch) plus a margin or LIBOR plus a margin. The margin on prime rate loans range from 0.50% to 1.00% and the margin on LIBOR loans range from 2.50% to 3.00%. The margin is based on our leverage ratio (as defined in the Credit Agreement) for the preceding quarter. Based on our current leverage ratio, we are borrowing at LIBOR plus 2.50%. Borrowings under the Term Loan bear interest at LIBOR plus 6.00% (with a floor on LIBOR equal to 2.50%).

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

     The Credit Agreement also contains restrictions which, among other things, limit our ability to (i) incur additional indebtedness; (ii) pay dividends;
(iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on our assets; and (viii) engage in other matters customarily restricted in such agreements. We were in compliance with all financial covenants contained in the Credit Agreement as of March 31, 2004. As of May 25, 2004, we had outstanding borrowings of approximately $47.4 million under the Credit Agreement and undrawn availability of approximately $58.2 million.

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

     The Credit Agreement was amended on February 10, 2004. The amendment eliminated the requirement that all proceeds from the collection of customer accounts be swept automatically to an account that reduced borrowings under the Credit Agreement from and after the closing date of the Credit Agreement, provided that we satisfy certain conditions as specified in the Credit Agreement. Pursuant to the amendment, we now control all collections through our lock-box accounts. As a result of the amendment, and the expectation that we will satisfy the conditions specified in the Credit Agreement, we classify the amounts outstanding under the Credit Agreement as a long-term obligation as of March 31, 2004. The Credit Agreement, which was entered into on August 13, 2003, matures on July 1, 2007 subject to the terms and conditions of the Credit Agreement.

     Prior to the amendment, the Credit Agreement previously required us to remit all collections received into our lock-box accounts into an account that would automatically reduce the borrowings under the Credit Agreement. During fiscal 2004, we determined that the Credit Agreement contains provisions that are deemed to be subjective acceleration clauses which provide the lenders with an ability to restrict future borrowings under the Credit Agreement. In accordance with Emerging Issues Task Force ("EITF") Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement," the existence of the lock-box arrangement and subjective acceleration clauses requires the classification of the Credit Agreement as a current liability for dates preceding the amendment. Our prior credit agreement, which was repaid in its entirety on August 13, 2003, had similar lock-box arrangements and subjective acceleration clauses. Accordingly, we have restated through reclassification the March 31, 2003 balance sheet to properly classify the amounts outstanding under that prior credit agreement as a current liability. There were no other changes to the balance sheet and no changes to the results of operations. The reclassification of amounts owing under the prior credit agreement (which was repaid in August 2003) to a short-term liability at March 31, 2003 does not affect our operating results, cash flows or liquidity.

     On August 14, 2003, we purchased approximately $30.5 million par amount of Junior Secured Notes at a price of 101% of the principal amount, plus accrued and unpaid interest. On September 18, 2003, we redeemed the remaining $1.0 million par amount of Junior Secured Notes at a price of 100% of the principal amount, plus accrued and unpaid interest. The repurchase and redemption of the Junior Secured Notes resulted in the recognition of a $0.4 million loss on debt extinguishment during fiscal 2004. We funded the repurchase and redemption of the Junior Secured Notes with availability under the Credit Agreement. The Junior Secured Notes were cancelled following the redemption of the remaining notes on September 18, 2003.

Future capital requirements
     We expect to fund our working capital needs, interest payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by undrawn borrowing availability under our Credit Agreement. Our future cash needs will be driven by working capital requirements, planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves. During fiscal 2004, we received $9.7 million of proceeds from the exercise of stock options and warrants. We may also receive additional cash in the future from the exercise of outstanding stock options and warrants.

     Capital expenditures were approximately $15.0 million in fiscal 2004. Capital expenditures are expected to be $14 to $15 million in fiscal 2005.

     In addition, due to favorable financing terms made available by equipment manufacturing vendors, we have entered into operating leases for new equipment. Since April 2002, we have entered into 49 operating leases for equipment which would have cost approximately $12.9 million to purchase. These operating leases are attractive to us since the implied interest rates are lower than interest rates under our credit facilities. We expect to selectively use operating leases for new material handling equipment or trucks required by our operations.

     We believe these sources of capital will be sufficient to fund planned capital expenditures, interest payments and working capital requirements for the next twelve months, although there can be no assurance that this will be the case.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Off-balance sheet arrangements
     Other than operating leases, we do not have any significant off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, result of operations or cash flows.

Contractual obligations
     We have various financial obligations and commitments assumed in the normal course of our operations and financing activities. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements.

     The following table sets forth our known contractual obligations as of March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                             LESS THAN     ONE TO       THREE TO
                                    TOTAL    ONE YEAR    THREE YEARS   FIVE YEARS   THEREAFTER
                                    -----    ---------   -----------   ----------   ----------
Long-term debt and capital leases  $44,297    $   471      $18,581      $25,183      $    62
Operating leases                    44,976      9,021       11,424        7,345       17,186
Other contractual obligations        2,185      1,548          565           72            0
                                   -------    -------      -------      -------      -------
Total contractual cash
  obligations                      $91,458    $11,040      $30,570      $32,600      $17,248
                                   =======    =======      =======      =======      =======

Other commitments
     We are required to make contributions to our defined benefit pension plans. These contributions are required under the minimum funding requirements of ERISA. However, due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount of pension plan asset returns, we are not able to reasonably estimate the amount of future required contributions beyond fiscal 2005. Our minimum required pension contributions for fiscal 2005 will be approximately $1.9 million.

     We also enter into letters of credit in the ordinary course of operating and financing activities. As of May 3, 2004, we had outstanding letters of credit of $4.4 million which expire in fiscal 2005.

     In connection with the management realignment implemented during January 2004 (principally involving our Midwest operations), we paid severance and other expenses of approximately $4.0 million. The remaining severance and other benefits to be paid is approximately $1.6 million, most of which is payable in July 2005.

RECENT ACCOUNTING PRONOUNCEMENTS
     In January 2003, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, the FASB issued FIN 46-R "Consolidation of Variable interest Entities" ("FIN 46-R") (revised December 2003), which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. Additionally, FIN 46-R also incorporates much of the guidance previously issued in the form of FASB Staff Positions. For all special purposes entities ("SPEs") and variable interest entities ("VIEs") created prior to February 1, 2003, public entities must apply either the provisions of FIN 46, or early adoption of the provisions of FIN 46-R at the end of the first interim or annual reporting period after December 15, 2003. The adoption of this interpretation had no impact on our consolidated financial statements.

     In April 2003, the FASB issued Statement SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement had no impact on our consolidated financial statements.

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

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revised statement retains the requirements of the original SFAS No. 132 but requires additional disclosures concerning the economic resources and obligations related to pension plans and other postretirement benefits. This revised statement is effective for fiscal years ending after December 15, 2003. We have revised our disclosures to meet the requirements under this revised standard.

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element revenue arrangements as this guidance has been superceded with the issuance of EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB No. 104 had no impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities. We do not use derivative financial instruments.

Commodity price risk
     We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals which are at times volatile. See the discussion under the section entitled "Risk Factors - The metals recycling industry is highly cyclical and export markets can be volatile." We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices.

Interest rate risk
     We are exposed to interest rate risk on our long-term fixed interest rate indebtedness and on our floating rate borrowings. As of March 31, 2004, variable rate borrowings mainly consisted of outstanding borrowings of $23.5 million under our Credit Agreement. Borrowings on our Credit Agreement bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Any increase in either base rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Based on our average borrowings under our Credit Agreement in fiscal 2004, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $0.6 million per year, with a corresponding change in cash flows.

Foreign currency risk
     Although international sales accounted for 29% of our consolidated net sales in fiscal 2004, all of our international sales are denominated in U.S. dollars. We also purchase a small percentage of our raw materials from international vendors and some of these purchases are denominated in local currencies. Consequently, we do not enter into any foreign currency swaps to mitigate our exposure to fluctuations in the currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements are set forth in Part IV, Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Annual Evaluation of our Disclosure Controls and Internal Controls.
     As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). This controls evaluation was done under the supervision and with the participation of management, including Daniel
W. Dienst, our Chairman of the Board and Chief Executive Officer ("CEO"), and Robert C. Larry, our Executive Vice President, Finance and Chief Financial Officer ("CFO"). Rules adopted by the Securities Exchange Commission ("SEC") require that in this section of the annual report, we present the conclusions of our CEO and CFO about the effectiveness of our disclosure controls based on and as of the date of the controls evaluation.

CEO and CFO Certifications.
     As an exhibit to this report, there are "Certifications" of the CEO and CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the annual report is the information concerning the controls evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.
     Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.
     Our management, including our CEO and the CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.
     The evaluation of our disclosure controls by our CEO and CFO included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this report. Based upon the controls evaluation, our CEO and our CFO have concluded that, subject to the limitations noted above, our disclosure controls and procedures are reasonably effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period. There has been no change in our internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, since the date of the controls evaluation to the date of the filing of this report, the Company has effected the changes in internal controls discussed below. During the first quarter of fiscal 2005, the Company identified a material weakness in the design of its system of internal accounting control that may have permitted employees at certain company locations to circumvent federal and state laws relating to the reporting of certain cash payments. The Company voluntarily reported these findings to the U.S. Department of Justice in May 2004 and has implemented a company-wide policy to eliminate cash transactions for the purchase of scrap metals from industrial customers. The Company is cooperating with the U.S. Department of Justice. The Company also identified weaknesses, which collectively constitute a reportable condition, in the design and operation of internal accounting controls over industrial account scrap metal procurement in its Midwest operations relating to segregation of duties, approval of vendors, monitoring of pricing adjustments and check signing procedures. New policies and procedures have been implemented to address each of these weaknesses, including, among other things, by transferring oversight responsibility and control over the Company's industrial accounts payable function to the Company's finance department.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item is incorporated by reference from sections entitled "Proposal No. 1 - Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics" in our definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than July 29, 2004.

ITEM 11. EXECUTIVE COMPENSATION

     The information required under this item is incorporated by reference from the section entitled "Executive Compensation," "Option Grants in the Last Fiscal Year," and "Option Exercises and Fiscal Year-End Values" in our definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than July 29, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this item is incorporated by reference from the section entitled "Ownership of the Capital Stock of the Company" in our definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than July 29, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in our definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than July 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required under this item is incorporated by reference from the section entitled "Proposal No. 2 - Ratification of the Appointment of Independent Public Accountants" in our definitive proxy statement, which will be filed with the Securities and Exchange Commission no later than July 29, 2004.

                                    PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

     (1) Financial Statements:

STATEMENT                                                     PAGE
---------                                                     ----
Report of Independent Registered Public Accounting Firm        F-1

Consolidated Statements of Operations for the years ended
  March 31, 2004 and 2003, the nine months ended March 31,
  2002 (Reorganized Company), and the three months ended
  June 30, 2001 (Predecessor Company)                          F-3

Consolidated Balance Sheets at March 31, 2004 and 2003
  (Reorganized Company)                                        F-4

Consolidated Statements of Cash Flows for the years ended
  March 31, 2004 and 2003, the nine months ended March 31,
  2002 (Reorganized Company), and the three months ended
  June 30, 2001 (Predecessor Company)                          F-5

Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2004 and 2003, the nine months ended
  March 31, 2002 (Reorganized Company), and the three months
  ended June 30, 2001 (Predecessor Company)                    F-6

Notes to Consolidated Financial Statements                     F-7

(2) Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts for the
  years ended March 31, 2004 and 2003, the nine months ended
  March 31, 2002 (Reorganized Company), and the three months
  ended June 30, 2001 (Predecessor Company)                   F-32

     Schedules not listed above have been omitted because they are not required or they are inapplicable.

     (3) Exhibits:

     A list of the exhibits included as part of this report is set forth in the
Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

(b) Reports on Form 8-K:

     On January 20, 2004, we filed a report on Form 8-K relating to a press release we issued on January 19, 2004 announcing a realignment in management, including the appointments of Daniel W. Dienst as Chief Executive Officer, Harold "Skip" Rouster as President of MTLM-Midwest and Gerald E. Morris as a director.

     On March 10, 2004, we filed a report on Form 8-K relating to a press release we issued on March 8, 2004 announcing that our Board of Directors declared a two-for-one stock split in the form of a stock dividend, payable on April 20, 2004 to shareholders of record as of April 5, 2004.

     On March 26, 2004, we filed a report on Form 8-K relating to a press release we issued on March 25, 2004 announcing the appointment of Robert Lewon to the Company's Board of Directors.

(c) See Item 15(a)(3) and separate Exhibit Index attached hereto.

(d) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois on June 11, 2004.

                                          METAL MANAGEMENT, INC.

                                          By:     /s/ Daniel W. Dienst
                                            ------------------------------------
                                                         Daniel W. Dienst
                                                  Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 11, 2004.

              SIGNATURE                                             TITLE
              ---------                                             -----

          /s/ Daniel W. Dienst                    Chairman of the Board
--------------------------------------            and Chief Executive Officer
                Daniel W. Dienst                  (Principal Executive Officer)

          /s/ John T. DiLacqua                    Director
--------------------------------------
                John T. DiLacqua

          /s/ Robert C. Larry                     Executive Vice President, Finance
--------------------------------------            and Chief Financial Officer
                Robert C. Larry                   (Principal Financial Officer)

           /s/ Robert Lewon                       Director
--------------------------------------
                  Robert Lewon

          /s/ Kevin P. McGuinness                 Director
--------------------------------------
          Kevin P. McGuinness

          /s/ Gerald E. Morris                    Director
--------------------------------------
                Gerald E. Morris

          /s/ Amit N. Patel                       Vice President, Finance and Controller
--------------------------------------            (Principal Accounting Officer)
                 Amit N. Patel

          /s/ Michael W. Tryon                    President and
--------------------------------------            Chief Operating Officer
                Michael W. Tryon

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

4.2 Form of Series B Warrant Agreement (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).

4.3 Form of Series C Warrant Agreement (incorporated by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).

4.4    Amended and Restated Credit Agreement, dated as of August
       13, 2003, among Metal Management, Inc. and Deutsche Bank
       Trust Company Americas (incorporated by reference to Exhibit
       4.1 of the Company's Current Report on Form 8-K dated August
       11, 2003).

4.5 Amendment No. 1 to Amended and Restated Credit Agreement, dated February 10, 2004 among Metal Management, Inc. and
       Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10.1   Metal Management, Inc. Management Equity Incentive Plan
       (incorporated by reference to Exhibit 4.2 of the Company's
       Annual Report on Form 10-K for the year ended March 31,
       2001).

10.2   Metal Management, Inc. 2002 Incentive Stock Plan
       (incorporated by reference to Appendix A of the Company's
       2002 Proxy Statement).

10.3   Employment Agreement, dated April 1, 2000 between Michael W.
       Tryon and the Company (incorporated by reference to Exhibit
       10.15 of the Company Annual Report on Form 10-K for the year ended March 31, 2000).

10.4 Letter Agreement, dated June 7, 2001 and June 13, 2001 between the Company and Michael W. Tryon reflecting certain modifications to the Employment Agreement of Michael W.
       Tryon (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended
       March 31, 2001).


10.5 Letter Agreement, dated April 21, 2003 between the Company and Michael W. Tryon reflecting certain modifications to the Employment Agreement of Michael W. Tryon (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended March 31, 2003).

10.6   Employment Agreement, dated July 1, 2001 between Robert C.
       Larry and the Company (incorporated by reference to Exhibit
       10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.7   Confidentiality and Standstill Agreement dated September 8,
       2003 between the Company and European Metal Recycling Ltd.
       (incorporated by reference to Exhibit 10.1 of the Company's
       Current Report on Form 8-K dated September 8, 2003).

10.8   Employment Agreement, dated January 16, 2004 between Daniel
       W. Dienst and the Company.

10.9 Separation and Release Agreement, dated January 18, 2004 between Albert A. Cozzi and the Company.

10.10 Separation and Release Agreement, dated January 18, 2004 between Frank J. Cozzi and the Company.

10.11  Form of Outside Director Indemnification Agreement
       (incorporated by reference to Exhibit 10.8 of the Company's
       Annual Report on Form 10-K for the year ended March 31,
       2001).

21.1   Subsidiaries of the Company.

23.1   Consent of Independent Accountants.

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Metal Management, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 39 present fairly, in all material respects, the financial position of Metal Management, Inc. and its subsidiaries (the "Reorganized Company") at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2004 and the nine months ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Reorganized Company financial statement schedule as of March 31, 2004, 2003 and 2002, and for each of the two years in the period ended March 31, 2004 and the nine months ended March 31, 2002 listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Reorganized Company consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Reorganized Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the consolidated financial statements of the Reorganized Company have been prepared in conformity with fresh start accounting provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and accordingly are not comparable with any prior periods presented.

As discussed in Note 10, the consolidated balance sheet has been restated at March 31, 2003 to classify borrowings under the Credit Agreement as a short-term liability.

PricewaterhouseCoopers LLP
Chicago, Illinois
June 11, 2004

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Metal Management, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 39 present fairly, in all material respects, the results of operations and cash flows of Metal Management, Inc. and its subsidiaries (the "Predecessor Company") for the three months ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Predecessor Company financial statement schedule for the three months ended June 30, 2001 listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Predecessor Company consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Predecessor Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Predecessor Company filed for relief under Chapter 11 of the United States Bankruptcy Code in November 2000 and emerged from bankruptcy proceedings on June 29, 2001. Upon emergence from bankruptcy, the consolidated financial statements of the Predecessor Company are presented in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

As discussed in Note 2, the Predecessor Company changed its method of accounting for derivatives effective April 1, 2001.

PricewaterhouseCoopers LLP
Chicago, Illinois
June 5, 2002

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                               | PREDECESSOR
                                                                   REORGANIZED COMPANY         |   COMPANY
                                                           ----------------------------------- | -----------
                                                                                       NINE    |    THREE
                                                                                      MONTHS   |   MONTHS
                                                           YEAR ENDED   YEAR ENDED     ENDED   |    ENDED
                                                           MARCH 31,    MARCH 31,    MARCH 31, |  JUNE 30,
                                                              2004         2003        2002    |    2001
                                                           ----------   ----------   --------- |  ---------
                                                                                               |
NET SALES                                                  $1,083,413    $770,009    $464,795  |  $ 166,268
Cost of sales                                                923,000      664,868     409,180  |    149,216
                                                           ----------    --------    --------  |  ---------
Gross profit                                                 160,413      105,141      55,615  |     17,052
                                                                                               |
Operating expenses:                                                                            |
  General and administrative                                  59,991       50,509      34,237  |     11,686
  Depreciation and amortization                               18,193       17,533      13,673  |      4,718
  Stock-based compensation expense                               972           35           0  |          0
  Non-cash and non-recurring expense (income) (Note 5)         6,198         (695)      3,944  |      1,941
                                                           ----------    --------    --------  |  ---------
Total operating expenses                                      85,354       67,382      51,854  |     18,345
                                                           ----------    --------    --------  |  ---------
Operating income (loss)                                       75,059       37,759       3,761  |     (1,293)
Income (loss) from joint ventures (Note 4)                     8,300        3,113        (224) |        (56)
Interest expense                                              (6,925)     (11,129)     (9,450) |     (5,169)
Interest and other income (expense), net                        (902)       2,934         287  |        111
(Loss) gain on debt extinguishment                              (363)         607           0  |          0
                                                           ----------    --------    --------  |  ---------
Income (loss) before reorganization items, income taxes                                        |
  and cumulative effect of change in accounting principle     75,169       33,284      (5,626) |     (6,407)
Reorganization items (Note 3)                                      0            0         457  |   (135,364)
                                                           ----------    --------    --------  |  ---------
Income (loss) before income taxes and cumulative effect                                        |
  of change in accounting principle                           75,169       33,284      (6,083) |    128,957
Provision for income taxes (Note 11)                          23,780       12,783           0  |          0
                                                           ----------    --------    --------  |  ---------
Income (loss) before cumulative effect of change in                                            |
  accounting principle                                        51,389       20,501      (6,083) |    128,957
  Cumulative effect of change in accounting principle                                          |
    (Note 2)                                                       0            0           0  |       (358)
                                                           ----------    --------    --------  |  ---------
NET INCOME (LOSS)                                          $  51,389     $ 20,501    $ (6,083) |  $ 128,599
                                                           ==========    ========    ========  |  =========
                                                                                               |
BASIC EARNINGS (LOSS) PER SHARE:                                                               |
  Income (loss) before cumulative effect of change in                                          |
    accounting principle                                   $    2.42     $   1.01    $  (0.30) |  $    2.09
  Cumulative effect of change in accounting principle           0.00         0.00        0.00  |      (0.01)
                                                           ----------    --------    --------  |  ---------
    Basic earnings (loss) per share                        $    2.42     $   1.01    $  (0.30) |  $    2.08
                                                           ==========    ========    ========  |  =========
                                                                                               |
DILUTED EARNINGS (LOSS) PER SHARE:                                                             |
  Income (loss) before cumulative effect of change in                                          |
    accounting principle                                   $    2.27     $   0.99    $  (0.30) |  $    2.09
  Cumulative effect of change in accounting principle           0.00         0.00        0.00  |      (0.01)
                                                           ----------    --------    --------  |  ---------
    Diluted earnings (loss) per share                      $    2.27     $   0.99    $  (0.30) |  $    2.08
                                                           ==========    ========    ========  |  =========
Weighted average common shares outstanding                    21,243       20,323      20,239  |     61,731
                                                           ==========    ========    ========  |  =========
Weighted average diluted common shares outstanding            22,653       20,741      20,239  |     61,731
                                                           ==========    ========    ========  |  =========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except par value amounts)

                                                               REORGANIZED COMPANY
                                                              ---------------------
                                                                    MARCH 31,
                                                              ---------------------
                                                                2004         2003
                                                                ----         ----
                           ASSETS

Current assets:
  Cash and cash equivalents                                   $  1,155     $    869
  Accounts receivable, net                                     146,427       66,746
  Inventories (Note 7)                                          80,128       49,319
  Deferred income taxes (Note 11)                                4,201            0
  Prepaid expenses and other assets                              3,216        7,167
                                                              --------     --------
    TOTAL CURRENT ASSETS                                       235,127      124,101
Property and equipment, net (Note 8)                           114,708      114,684
Goodwill and other intangibles, net (Notes 1 and 9)              2,690        5,809
Deferred financing costs, net                                    3,001        1,290
Deferred income taxes (Note 11)                                 39,772            0
Other assets                                                    11,118        2,767
                                                              --------     --------
                        TOTAL ASSETS                          $406,416     $248,651
                                                              ========     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Restated - Note 10)      $    471     $ 57,543
  Accounts payable                                             128,552       57,195
  Other accrued liabilities (Note 7)                            25,364       19,054
                                                              --------     --------
    TOTAL CURRENT LIABILITIES                                  154,387      133,792
Long-term debt, less current portion (Restated - Note 10)       43,826       32,067
Other liabilities                                                5,364        4,510
                                                              --------     --------
    TOTAL LONG-TERM LIABILITIES                                 49,190       36,577
Commitments and contingencies (Note 13)

Stockholders' equity (Note 14):
  Preferred stock, $.01 par value; $1,000 stated value;
    2,000 shares authorized; none
    issued and outstanding at March 31, 2004 and 2003                0            0
  New common equity - issuable                                       0           98
  Common stock, $.01 par value, 50,000 shares authorized;
    23,355 and
    20,305 shares issued and outstanding at March 31, 2004
    and 2003, respectively                                         234          203
  Warrants                                                         427          423
  Additional paid-in capital                                   146,969       65,352
  Deferred compensation                                         (8,295)           0
  Accumulated other comprehensive loss                          (2,303)      (2,212)
  Retained earnings                                             65,807       14,418
                                                              --------     --------
    TOTAL STOCKHOLDERS' EQUITY                                 202,839       78,282
                                                              --------     --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $406,416     $248,651
                                                              ========     ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                      | PREDECESSOR
                                                                        REORGANIZED COMPANY           |   COMPANY
                                                              --------------------------------------- | ------------
                                                                                             NINE     |    THREE
                                                              YEAR ENDED    YEAR ENDED   MONTHS ENDED | MONTHS ENDED
                                                               MARCH 31,    MARCH 31,     MARCH 31,   |   JUNE 30,
                                                                 2004          2003          2002     |     2001
                                                              ----------    ----------   ------------ | ------------
                                                                                                      |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                 |
Net income (loss)                                             $    51,389    $ 20,501      $ (6,083)  |  $ 128,599
Adjustments to reconcile net income (loss) to cash flows                                              |
  from operating activities:                                                                          |
    Depreciation and amortization                                  18,193      17,533        13,673   |      4,718
    (Gain) loss on sale of property and equipment                     886      (2,368)          185   |       (117)
    Non-cash and non-recurring expense (income)                       607        (695)        3,944   |      1,941
    Provision for uncollectible receivables                         1,186         365         2,035   |      1,058
    Amortization of deferred compensation                             972          35             0   |          0
    Amortization of debt issuance costs and bond discount           1,280       2,185           894   |      1,359
    (Income) loss from joint ventures                              (8,300)     (3,113)          224   |         56
    Deferred income taxes                                          21,310      12,197             0   |          0
    Non-cash reorganization items                                       0           0             0   |   (142,242)
    (Gain) loss on debt extinguishment                                363        (607)            0   |          0
    Cumulative effect of change in accounting principle                 0           0             0   |        358
    Other                                                             567         149          (266)  |       (176)
  Changes in assets and liabilities, net of acquisitions:                                             |
    Accounts and other receivables                                (80,831)     (4,970)        8,681   |      5,141
    Inventories                                                   (30,809)    (12,038)        4,240   |     (1,749)
    Accounts payable                                               71,357      14,272        (7,927)  |      9,200
    Other                                                           6,702       2,847          (420)  |      3,856
                                                              -----------    --------      --------   |  ---------
Net cash provided by operating activities                          54,872      46,293        19,180   |     12,002
                                                                                                      |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                                 |
    Purchases of property and equipment                           (14,995)     (8,483)       (3,295)  |     (1,392)
    Acquisitions, net of cash acquired                             (1,071)     (3,300)            0   |          0
    Proceeds from sale of property and equipment                      624      10,625           520   |      1,141
    Proceeds from the collection of notes receivable                    0       1,504             0   |          0
    Investments in joint ventures                                    (138)       (180)         (104)  |       (128)
    Other                                                               0          75             0   |          0
                                                              -----------    --------      --------   |  ---------
Net cash provided by (used in) investing activities               (15,580)        241        (2,879)  |       (379)
                                                                                                      |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                                 |
    (Borrowings) Repayments on credit agreement, net                    0     (39,829)      (14,541)  |    111,595
    Issuances of long-term debt                                 1,017,225         309            83   |         32
    Repayments of long-term debt                               (1,031,005)     (2,400)       (1,585)  |       (615)
    Fees paid to issue long-term debt                              (2,990)     (2,760)         (469)  |     (1,339)
    Repurchase of Junior Secured Notes                            (31,896)     (1,823)            0   |          0
    Repayments on debtor-in-possession credit agreement                 0           0             0   |   (121,666)
    Proceeds from exercise of stock options and warrants            9,660           0             0   |          0
    Other                                                               0           0            (9)  |          0
                                                              -----------    --------      --------   |  ---------
Net cash used in financing activities                             (39,006)    (46,503)      (16,521)  |    (11,993)
                                                              -----------    --------      --------   |  ---------
Net increase (decrease) in cash and cash equivalents                  286          31          (220)  |       (370)
Cash and cash equivalents at beginning of period                      869         838         1,058   |      1,428
                                                              -----------    --------      --------   |  ---------
Cash and cash equivalents at end of period                    $     1,155    $    869      $    838   |  $   1,058
                                                              ===========    ========      ========   |  =========
SUPPLEMENTAL CASH FLOW INFORMATION:                                                                   |
Interest paid                                                 $     6,922    $  9,169      $  6,819   |  $   3,905
Taxes paid                                                    $     1,337    $    587      $      7   |  $      39

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                       CONVERTIBLE         NEW
                                     PREFERRED STOCK      COMMON      COMMON STOCK                ADDITIONAL
                                     ---------------     EQUITY -     ------------                 PAID-IN       DEFERRED
                                   SERIES B   SERIES C   ISSUABLE   SHARES    AMOUNT   WARRANTS    CAPITAL     COMPENSATION
                                   --------   --------   --------   ------    ------   --------   ----------   ------------
PREDECESSOR COMPANY:
BALANCE AT MARCH 31, 2001           $ 815     $ 5,100    $     0     60,899   $ 542    $40,428    $ 271,622      $     0
Other                                   0           0          0      1,740      17          0          (17)           0
Net loss before reorganization
  adjustments and fresh start
  adjustments                           0           0          0          0       0          0            0            0
Reorganization adjustments           (815)     (5,100)    65,000    (62,639)   (559)   (40,428)    (271,605)           0
Fresh start adjustments                 0           0          0          0       0          0            0            0
                                    -----     -------    --------   -------   -----    --------   ---------      -------
---------------------------------------------------------------------------------------------------------------------------
REORGANIZED COMPANY:
BALANCE AT JUNE 30, 2001                0           0     65,000          0       0          0            0            0
Distribution of equity in
  accordance with the Plan              0           0    (58,730)    18,070     181        414       58,135            0
Conversion of payable into
  common stock                          0           0          0        323       3          0        1,047            0
Other                                   0           0          0          0       0          0           (9)           0
Net loss                                0           0          0          0       0          0            0            0
Other comprehensive loss                0           0          0          0       0          0            0            0
                                    -----     -------    --------   -------   -----    --------   ---------      -------
BALANCE AT MARCH 31, 2002               0           0      6,270     18,393     184        414       59,173            0
Distribution of equity in
  accordance with the Plan              0           0     (6,172)     1,912      19          6        6,147            0
Other                                   0           0          0          0       0          3           32            0
Net income                              0           0          0          0       0          0            0            0
Other comprehensive loss                0           0          0          0       0          0            0            0
                                    -----     -------    --------   -------   -----    --------   ---------      -------
BALANCE AT MARCH 31, 2003               0           0         98     20,305     203        423       65,352            0
Distribution of equity in
  accordance with the Plan              0           0        (98)         4       0          8           90            0
Issuance of restricted stock and
  options                               0           0          0        560       6          0        9,867       (9,865)
Exercise of stock options and
  warrants and related tax
  benefits                              0           0          0      2,486      25         (4)      19,546            0
Reversal of predecessor company
  valuation allowance (Note 11)         0           0          0          0       0          0       52,114            0
Amortization of deferred
  compensation                          0           0          0          0       0          0            0        1,570
Net income                              0           0          0          0       0          0            0            0
Other comprehensive loss                0           0          0          0       0          0            0            0
                                    -----     -------    --------   -------   -----    --------   ---------      -------
BALANCE AT MARCH 31, 2004           $   0     $     0    $     0     23,355   $ 234    $   427    $ 146,969      $(8,295)
                                    =====     =======    ========   =======   =====    ========   =========      =======

                                    ACCUMULATED
                                       OTHER       RETAINED
                                   COMPREHENSIVE   EARNINGS
                                       LOSS        (DEFICIT)     TOTAL
                                   -------------   ---------     -----
PREDECESSOR COMPANY:
BALANCE AT MARCH 31, 2001             $  (303)     $(461,461)  $(143,257)
Other                                       0              0           0
Net loss before reorganization
  adjustments and fresh start
  adjustments                               0        (16,193)    (16,193)
Reorganization adjustments                  0        477,654     224,147
Fresh start adjustments                   303              0         303
                                      -------      ---------   ---------
---------------------------------
REORGANIZED COMPANY:
BALANCE AT JUNE 30, 2001                    0              0      65,000
Distribution of equity in
  accordance with the Plan                  0              0           0
Conversion of payable into
  common stock                              0              0       1,050
Other                                       0              0          (9)
Net loss                                    0         (6,083)     (6,083)
Other comprehensive loss                 (471)             0        (471)
                                      -------      ---------   ---------
BALANCE AT MARCH 31, 2002                (471)        (6,083)     59,487
Distribution of equity in
  accordance with the Plan                  0              0           0
Other                                       0              0          35
Net income                                  0         20,501      20,501
Other comprehensive loss               (1,741)             0      (1,741)
                                      -------      ---------   ---------
BALANCE AT MARCH 31, 2003              (2,212)        14,418      78,282
Distribution of equity in
  accordance with the Plan                  0              0           0
Issuance of restricted stock and
  options                                   0              0           8
Exercise of stock options and
  warrants and related tax
  benefits                                  0              0      19,567
Reversal of predecessor company
  valuation allowance (Note 11)             0              0      52,114
Amortization of deferred
  compensation                              0              0       1,570
Net income                                  0         51,389      51,389
Other comprehensive loss                  (91)             0         (91)
                                      -------      ---------   ---------
BALANCE AT MARCH 31, 2004             $(2,303)     $  65,807   $ 202,839
                                      =======      =========   =========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Business
     Metal Management, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") are principally engaged in the business of collecting and processing ferrous and non-ferrous metals. The Company collects industrial scrap metal and obsolete scrap metal, processes it into reusable forms, and supplies the recycled metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through the Company's recycling facilities located in 13 states. The Company's ferrous products primarily include shredded, sheared, cold briquetted and bundled scrap metal, and other purchased scrap metal, such as turnings, cast and broken furnace iron. The Company also processes non-ferrous metals, including aluminum, stainless steel and other nickel-bearing metals, copper, brass, titanium and high-temperature alloys, using similar techniques and through application of certain of the Company's proprietary technologies.

Basis of Presentation
     The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All significant intercompany accounts, transactions and profits have been eliminated in consolidation. Investments in less than majority-owned companies (principally corporate joint ventures), which engage in ferrous and non-ferrous scrap metal recycling, are accounted for using the equity method.

     As discussed in Note 3 - Reorganization under Chapter 11 of the Bankruptcy Code, on November 20, 2000, the Company filed voluntary petitions commencing cases under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On June 29, 2001, the Company emerged from Chapter 11 bankruptcy. On September 17, 2002, a Final Decree Motion was approved by the Bankruptcy Court, which officially closed the Chapter 11 proceedings.

     Upon emergence from Chapter 11 bankruptcy, the Company adopted fresh-start reporting pursuant to the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Under fresh-start reporting, a reorganization value for the entity was determined by the Company's financial advisor based upon the estimated fair value of the enterprise before considering values allocated to debt to be settled in the reorganization. The reorganization value was allocated to the fair values of the Company's assets and liabilities. The portion of the reorganization value which could not be attributed to specific tangible or identified intangible assets was $15.5 million. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles," this amount was reported as "Goodwill" in the consolidated financial statements (See Note 9 - Business Acquisitions, Goodwill and Other Intangible Assets).

     As a result of fresh-start reporting, consolidated financial statements for the Company for the periods subsequent to June 30, 2001, following the effective date of the Company's plan of reorganization in the bankruptcy proceedings, are referred to as the "Reorganized Company" and are not comparable to those for the periods prior to June 30, 2001, which are referred to as the "Predecessor Company." A black line has been drawn in the audited consolidated financial statements to distinguish, for accounting purposes, the periods associated with the Reorganized Company and the Predecessor Company. Aside from the effects of fresh-start reporting and new accounting pronouncements adopted since the effective date of the plan of reorganization, the Reorganized Company follows the same accounting policies as the Predecessor Company.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Reclassifications
     Certain prior year financial information has been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the previously reported consolidated balance sheet, results of operations or cash flows of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses of estimates
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue recognition
     The Company's primary source of revenue is from the sale of processed ferrous and non-ferrous scrap metals. The Company also generates revenues from the brokering of scrap metals or from services performed, including but not limited to tolling, stevedoring and dismantling. Revenues from processed ferrous and non-ferrous scrap metal sales are recognized when title passes to the customer. Revenues relating to brokered sales are recognized upon receipt of the materials by the customer. Revenues from services are recognized as the service is performed. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are accrued against revenues as incurred.

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

     The Company previously utilized futures and forward contracts to hedge its net position in certain non-ferrous metals. As a result of adopting SFAS No. 133, the Company marked its outstanding futures and forwards contracts to market at April 1, 2001 and recognized the changes in fair values of its futures and forwards contracts in the statement of operations. The cumulative effect of adopting SFAS No. 133 resulted in an after-tax reduction in net earnings of $0.4 million recorded as of April 1, 2001. The Company currently does not utilize any futures or forward contracts.

Cash and cash equivalents
     The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value.

Accounts receivable
     Accounts receivable represents amounts due from customers on product, broker and other sales. The carrying amount of accounts receivable approximates fair value. The Company's determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions. Allowance for uncollectible accounts were approximately $1.7 million and $1.0 million at March 31, 2004 and 2003, respectively.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Property and equipment
     Property and equipment are recorded at cost less accumulated depreciation. Major rebuilds and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation is determined for financial reporting purposes using the straight-line method over the following estimated useful lives: 10 to 40 years for buildings and improvements, 3 to 15 years for operating machinery and equipment, 2 to 10 years for furniture, fixtures and computer equipment and 3 to 10 years for automobiles and trucks. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in the statement of operations.

Goodwill and Other Intangible Assets
     Goodwill includes the excess reorganization value recognized in fresh-start reporting and the excess of the acquisition cost of an acquired entity over the fair value of identifiable net assets acquired. Pursuant to the provisions of SFAS No. 142, goodwill is no longer amortized, but is subject to an impairment test annually, or earlier if certain events occur indicating that the carrying value of goodwill may be impaired. Other intangible assets consist of customer lists and non-competition agreements. The Company amortizes these intangibles on a straight-line basis over the estimated useful life or the term of the related agreements.

Long-lived assets
     The Company periodically evaluates the recoverability of its long-lived assets (including other intangible assets) in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Such assets are evaluated for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset. If an impairment exists, the asset is written down to its estimated fair value.

Deferred financing costs, net
     Deferred financing costs represent costs incurred in connection with the placement of long-term debt and are capitalized and amortized to interest expense using the straight-line method over the term of the long-term debt. Deferred financing costs expensed for the years ended March 31, 2004 and 2003, the nine months ended March 31, 2002, and the three months ended June 30, 2001 was $1.3 million, $2.2 million, $0.9 million and $1.2 million, respectively. The deferred financing cost accumulated amortization at March 31, 2004 and 2003 was $4.4 million and $3.1 million, respectively.

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

Concentration of credit risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk are primarily trade accounts receivable. The Company sells its products primarily to scrap metal brokers and steel mills located in the U.S. Generally, the Company does not require collateral or other security to support customer receivables. Sales to customers outside of the U.S. are settled by payment in U.S. dollars and generally are secured by letters of credit, except when shipping by railcar or barge to Mexico.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company historically had not experienced material losses from the noncollection of accounts receivables. However, from April 2001 to March 2002, weak market conditions in the steel sector led to bankruptcy filings by certain of the Company's customers including, but not limited to, Northwestern Steel and Wire Company and Special Metals Corporation. These bankruptcies resulted in uncollected receivables of approximately $3.1 million which were recorded in the three months ended June 30, 2001 and the nine months ended March 31, 2002.

     For the year ended March 31, 2004, the ten largest customers of the Company represented approximately 44% of consolidated net sales. These customers comprised approximately 52% of accounts receivable at March 31, 2004. Sales during the year ended March 31, 2004 to The David J. Joseph Company represented approximately 19% of consolidated net sales.

     For the year ended March 31, 2004, export sales represented approximately 29% of consolidated net sales. At March 31, 2004, receivables from foreign customers represented approximately 10% of consolidated accounts receivable.

Comprehensive income (loss)
     Comprehensive income (loss), which is reported on the consolidated statement of stockholders' equity, consists of net income (loss) and other gains/losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income (loss).

Earnings (loss) per common share
     Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants or the conversion of debt and preferred stock into common stock.

Fair value of financial instruments
     The fair values of financial instruments including other assets, accounts payable, and current portion of long-term debt approximate the related carrying value because of the relatively short maturity of these instruments.

     The fair value of the Credit Agreement approximates its carrying value as the facility bears a floating rate of interest based on the prime rate. The fair market value of the Junior Secured Notes, based on market quotes, was $23.6 million (carrying value of $31.5 million) at March 31, 2003. The carrying value of the Company's other borrowings approximates fair value at March 31, 2004 and 2003.

Stock-based compensation
     The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense for stock options and warrants is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the exercise price of the stock option or warrant. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company's common stock. Such value is recognized as expense over the vesting period of the award. To the extent restricted stock awards are forfeited prior to vesting, the previously recognized expense is reversed to stock-based compensation expense.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table illustrates the pro forma effects on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation (in thousands, except for earnings per share):

                                                                              | PREDECESSOR
                                                  REORGANIZED COMPANY         |   COMPANY
                                          ----------------------------------- | ------------
                                            YEAR        YEAR      NINE MONTHS | THREE MONTHS
                                            ENDED       ENDED        ENDED    |    ENDED
                                          MARCH 31,   MARCH 31,    MARCH 31,  |   JUNE 30,
                                            2004        2003         2002     |     2001
                                          ---------   ---------   ----------- | ------------
                                                                              |
Net income (loss), as reported            $ 51,389     $20,501      $(6,083)  |   $128,599
  Add: Stock-based compensation                                               |
     expense included in reported net                                         |
     income,                                                                  |
     net of related tax effects              1,079          22            0   |          0
  Deduct: Total stock-based compensation                                      |
     expense determined under the fair                                        |
     value method for all awards, net of                                      |
     related                                                                  |
     tax effects                            (4,253)       (956)        (962)  |       (328)
                                          ---------    -------      -------   |   --------
                                                                              |
PRO FORMA NET INCOME (LOSS)               $ 48,215     $19,567      $(7,045)  |   $128,271
                                          =========    =======      =======   |   ========
Earnings per share:                                                           |
  Basic -- as reported                    $   2.42     $  1.01      $ (0.30)  |   $   2.08
                                          =========    =======      =======   |   ========
  Basic -- pro forma                      $   2.27     $  0.96      $ (0.35)  |   $   2.08
                                          =========    =======      =======   |   ========
                                                                              |
  Diluted -- as reported                  $   2.27     $  0.99      $ (0.30)  |   $   2.08
                                          =========    =======      =======   |   ========
  Diluted -- pro forma                    $   2.11     $  0.94      $ (0.35)  |   $   2.08
                                          =========    =======      =======   |   ========
ASSUMPTIONS:                                                                  |
Expected life (years)                            4           3            3   |          3
Expected volatility                         106.7%      124.2%       269.2%   |      89.8%
Dividend yield                               0.00%       0.00%        0.00%   |      0.00%
Risk-free interest rate                      2.28%       1.93%        4.31%   |      4.48%
Weighted-average fair value per option/                                       |
  warrant granted                         $   7.91     $  1.21      $  0.60   |        n/a

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

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Self-insured reserves
     The Company is self-insured for medical claims for most of its employees. Since April 1, 2003, the Company has also been self-insured for workers' compensation claims that involve a loss of less than $250,000 per claim. The Company's exposure to claims is protected by stop-loss insurance policies. The Company records a reserve for reported but unpaid claims and the estimated cost of incurred but not reported ("IBNR") claims. IBNR reserves are based on either a lag estimate (for medical claims) or on actuarial assumptions (for workers' compensation claims).

New accounting pronouncements
     In January 2003, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, the FASB issued FIN 46-R "Consolidation of Variable interest Entities" ("FIN 46-R") (revised December 2003), which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. Additionally, FIN 46-R also incorporates much of the guidance previously issued in the form of FASB Staff Positions. For all special purposes entities ("SPEs") and variable interest entities ("VIEs") created prior to February 1, 2003, public entities must apply either the provisions of FIN 46, or early adoption of the provisions of FIN 46-R at the end of the first interim or annual reporting period after December 15, 2003. The adoption of this interpretation had no impact on the Company's consolidated financial statements.

     In April 2003, the FASB issued Statement SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement had no impact on the Company's consolidated financial statements.

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

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revised statement retains the requirements of the original SFAS No. 132 but requires additional disclosures concerning the economic resources and obligations related to pension plans and other postretirement benefits. This revised statement is effective for fiscal years ending after December 15, 2003. The Company has revised its disclosures to meet the requirements under this revised standard.

     In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element revenue arrangements as this guidance has been superceded as a result of the issuance of Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB No. 104 had no impact on the Company's consolidated financial statements.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 - REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

Reorganization items
     Reorganization items directly associated with the Chapter 11 proceedings for the nine months ended March 31, 2002 and the three months ended June 30, 2001 are as follows (in thousands):

                                                REORGANIZED   |  PREDECESSOR
                                                  COMPANY     |    COMPANY
                                               -------------- | -------------
                                                NINE MONTHS   | THREE MONTHS
                                                   ENDED      |     ENDED
                                               MARCH 31, 2002 | JUNE 30, 2001
                                               -------------- | -------------
                                                              |
Professional fees                                   $151      |   $   6,838
Liability for rejected contracts and                          |
  settlements                                        154      |       2,445
Debt extinguishment                                    0      |    (145,711)
Fresh-start adjustments                                0      |         919
Other                                                152      |         145
                                                    ----      |   ---------
                                                    $457      |   $(135,364)
                                                    ====      |   =========

     The consolidated statement of operations of the Predecessor Company for the three months ended June 30, 2001 reflect fresh start reporting adjustments of $0.9 million and a gain of $145.7 million related to the discharge of indebtedness in accordance with the Plan.

     During the Chapter 11 proceedings, the Company and the Official Committee of Unsecured Creditors each engaged financial advisors. As a result of the consummation of the Plan, both financial advisors were entitled to restructuring success fees. The restructuring success fees paid to the Company's financial advisor aggregated $2.6 million.

     The financial advisor for the Official Committee of Unsecured Creditors was CIBC World Markets Corp. ("CIBC"), a company in which Daniel W. Dienst, the Chairman of the Board and Chief Executive Officer of the Company, was previously a managing director. Fees paid to CIBC during the three months ended June 30, 2001 were $2.6 million, including restructuring success fees of $2.1 million.

NOTE 4 - EQUITY METHOD INVESTMENTS

     The Company has investments in two joint ventures which are engaged in the scrap metals recycling business. One of its joint venture investments is Southern Recycling, L.L.C. ("Southern"), one of the largest scrap metals recyclers in the Gulf Coast region, in which the Company has a 28.5% interest. Both of these investments are accounted for using the equity method. At March 31, 2004 and 2003, the equity investment included in other assets on the Company's consolidated balance sheet was $10.6 million and $2.2 million, respectively.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table represents summarized financial information for Southern at March 31, 2004 and for the year then ended (in thousands):

Net sales                                   $200,470
Gross profit                                  43,507
Net income                                    29,686

Current assets                              $ 56,535
Noncurrent assets                             17,066
Current liabilities                           22,578
Noncurrent liabilities                         8,707

NOTE 5 - NON-CASH AND NON-RECURRING EXPENSE (INCOME)

     During the years ended March 31, 2004 and 2003, the nine months ended March 31, 2002 and the three months ended June 30, 2001, the Company recorded the following non-cash and non-recurring expense (income) and related reserve activity (in thousands):

                                   SEVERANCE,
                                    FACILITY          ASSET
                                   CLOSURE AND     IMPAIRMENT
                                      OTHER      AND DIVESTITURE
                                     CHARGES      GAINS/LOSSES      TOTAL
                                   -----------   ---------------    -----
PREDECESSOR COMPANY:
-----------------------
Reserve balances at March 31,
  2001                               $   185         $     0       $   185
Charge to income                           0           1,941         1,941
Cash payments                           (148)              0          (148)
Non-cash application                       0          (1,941)       (1,941)
--------------------------------------------------------------------------
REORGANIZED COMPANY:
------------------------
Reserve balances at June 30, 2001         37               0            37
Charge to income                           0           3,944         3,944
Cash payments                            (37)              0           (37)
Non-cash application                       0          (3,944)       (3,944)
                                     -------         -------       -------
Reserve balances at March 31,
  2002                                     0               0             0
Credit to income                           0            (695)         (695)
Non-cash application                       0             695           695
                                     -------         -------       -------
Reserve balances at March 31,
  2003                                     0               0             0
Charge to income                       6,198               0         6,198
Cash payments                         (4,020)              0        (4,020)
Non-cash application                    (607)              0          (607)
                                     -------         -------       -------
Reserve balances at March 31,
  2004                               $ 1,571         $     0       $ 1,571
                                     =======         =======       =======

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

Year ended March 31, 2004 activity
     On January 16, 2004, the Company implemented a management realignment that resulted in the recognition of $6.2 million of non-cash and non-recurring expenses. The management realignment involved the resignation of Albert A. Cozzi as the Company's Chief Executive Officer, Frank J. Cozzi as the Company's Vice-President and President of Metal Management Midwest, Inc. ("MTLM-Midwest") and six other employees. The Company entered into separation and release agreements with Messrs. Albert Cozzi, Frank Cozzi and the other employees that resulted in the payment of employee termination benefits. Certain of the termination benefits are payable over periods up to fifteen months. The non-cash and non-recurring expense also included $0.6 million of expense related to the accelerated vesting of restricted stock held by Mr. Albert Cozzi.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 - EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator used in computing EPS (in thousands, except per share amounts):

                                                                                          | PREDECESSOR
                                                              REORGANIZED COMPANY         |   COMPANY
                                                      ----------------------------------- | ------------
                                                        YEAR        YEAR      NINE MONTHS | THREE MONTHS
                                                        ENDED       ENDED        ENDED    |    ENDED
                                                      MARCH 31,   MARCH 31,    MARCH 31,  |   JUNE 30,
                                                        2004        2003         2002     |     2001
                                                      ---------   ---------   ----------- | ------------
                                                                                          |
NUMERATOR:                                                                                |
Income (loss) before cumulative effect of change in                                       |
  accounting principle                                 $51,389     $20,501      $(6,083)  |   $128,957
Elimination of interest expense upon assumed                                              |
  conversion of note payable, net of tax                     0          77            0   |          0
                                                       -------     -------      -------   |   --------
Net income (loss)                                      $51,389     $20,578      $(6,083)  |   $128,957
                                                       =======     =======      =======   |   ========
DENOMINATOR:                                                                              |
Weighted average number of shares outstanding           21,243      20,323       20,239   |     61,731
Assumed conversion of note payable                           0         384            0   |          0
Incremental common shares attributable to dilutive                                        |
  stock options and warrants                             1,410          34            0   |          0
                                                       -------     -------      -------   |   --------
Weighted average number of diluted shares                                                 |
  outstanding                                           22,653      20,741       20,239   |     61,731
                                                       =======     =======      =======   |   ========
Basic income (loss) per share                          $  2.42     $  1.01      $ (0.30)  |   $   2.09
                                                       =======     =======      =======   |   ========
Diluted income (loss) per share                        $  2.27     $  0.99      $ (0.30)  |   $   2.09
                                                       =======     =======      =======   |   ========

     For the years ended March 31, 2004 and 2003, approximately 0.7 million and
4.1 million, respectively, of the Company's stock options and warrants were excluded from the diluted EPS calculation as the exercise prices of the stock options and warrants were greater than the average market price of the Company's common stock for the period.

     Due to the net loss for the nine months ended March 31, 2002, the effect of dilutive stock options and warrants and convertible note payable were not included as their effect would have been anti-dilutive.

NOTE 7 - OTHER FINANCIAL INFORMATION

Inventories
     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following categories at March 31 (in thousands):

                                                     2004      2003
                                                     ----      ----
Ferrous metals                                      $50,115   $32,791
Non-ferrous metals                                   29,809    15,851
Other                                                   204       677
                                                    -------   -------
                                                    $80,128   $49,319
                                                    =======   =======

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Other accrued liabilities
     Other accrued liabilities consist of the following at March 31 (in thousands):

                                                               2004      2003
                                                               ----      ----
Accrued employee compensation and benefits                    $15,469   $ 9,783
Accrued real and personal property taxes                        1,675     1,659
Accrued insurance                                               2,722     1,059
Accrued income taxes                                            2,679     1,547
Accrued interest                                                  162     1,483
Other                                                           2,657     3,523
                                                              -------   -------
                                                              $25,364   $19,054
                                                              =======   =======

Comprehensive income (loss)
     Comprehensive income (loss) was as follows (in thousands):

                                                                                    | PREDECESSOR
                                                       REORGANIZED COMPANY          |   COMPANY
                                               ------------------------------------ | ------------
                                                 YEAR        YEAR          NINE     |    THREE
                                                 ENDED       ENDED     MONTHS ENDED | MONTHS ENDED
                                               MARCH 31,   MARCH 31,    MARCH 31,   |   JUNE 30,
                                                 2004        2003          2002     |     2001
                                               ---------   ---------   ------------ | ------------
                                                                                    |
Net income (loss)                               $51,389     $20,501      $(6,083)   |   $128,599
Adjustment to minimum pension liability             (91)     (1,741)        (471)   |          0
                                                -------     -------      -------    |   --------
                                                $51,298     $18,760      $(6,554)   |   $128,599
                                                =======     =======      =======    |   ========

Interest and other income (expense), net
     Significant components of interest and other income (expense) are as follows (in thousands):

                                                                                    | PREDECESSOR
                                                        REORGANIZED COMPANY         |   COMPANY
                                                ----------------------------------- | ------------
                                                  YEAR        YEAR      NINE MONTHS | THREE MONTHS
                                                  ENDED       ENDED        ENDED    |    ENDED
                                                MARCH 31,   MARCH 31,    MARCH 31,  |   JUNE 30,
                                                  2004        2003         2002     |     2001
                                                ---------   ---------   ----------- | ------------
                                                                                    |
Gain (loss) on disposal of real and personal                                        |
  property                                        $(886)     $2,368        $(185)   |     $  0
Interest income                                       9         180          273    |       92
Other income                                        (25)        386          199    |       19
                                                  -----      ------        -----    |     ----
                                                  $(902)     $2,934        $ 287    |     $111
                                                  =====      ======        =====    |     ====

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at March 31 (in thousands):

                                                    2004       2003
                                                    ----       ----
Land and improvements                             $ 30,989   $ 23,759
Buildings and improvements                          20,662     19,180
Operating machinery and equipment                   96,284     87,846
Automobiles and trucks                               9,376      8,724
Computer equipment and software                      2,207      2,227
Furniture, fixture and office equipment                788        773
Construction in progress                               446      2,570
                                                  --------   --------
                                                   160,752    145,079
Less -- accumulated depreciation                   (46,044)   (30,395)
                                                  --------   --------
                                                  $114,708   $114,684
                                                  ========   ========

     Depreciation expense was $18.0 million, $17.5 million, $13.7 million and $4.7 million for the years ended March 31, 2004 and 2003, the nine months ended March 31, 2002 and the three months ended June 30, 2001, respectively. At March 31, 2003, $3.5 million of property and equipment was classified as held-for-sale and is reported in prepaid expenses and other assets in the consolidated balance sheet.

NOTE 9 - BUSINESS ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

     In October 2002, the Company acquired certain assets of a scrap metals recycling company. The aggregate purchase consideration was $3.3 million consisting of (i) $3.0 million of cash paid at closing, (ii) contingent consideration of $0.2 million of cash placed in escrow, and payable after the achievement of certain earnout targets measured by tons of material purchased from acquired customer accounts, and (iii) $0.1 million of transaction costs. The contingent consideration was determined to be $0.1 million and was paid in May 2004. The Company obtained independent valuations of the tangible and intangible assets associated with the purchase and allocated the purchase consideration as follows: (i) $0.9 million to the fair value of equipment, (ii) $1.3 million to customer lists (which is being amortized over 15 years), and
(iii) $1.1 million to goodwill.

     In November 2003, the Company acquired certain scrap metal recycling assets of H. Bixon and Sons located in New Haven, Connecticut. The aggregate purchase consideration was $1.1 million consisting of (i) $0.9 million of cash paid at closing, (ii) contingent consideration of up to $0.3 million per year for three years based on the achievement of certain earnout targets, and (iii) $0.2 million of transaction costs. The Company obtained independent valuations on the equipment purchased and allocated the purchase consideration as follows: (i) $1.2 million to the fair value of equipment and (ii) $0.1 million to liabilities.

     The Company's goodwill and other intangible assets consist of the following at March 31 (in thousands):

                                                 2004                      2003
                                        -----------------------   -----------------------
                                         GROSS                     GROSS
                                        CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                         AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                        --------   ------------   --------   ------------
Intangible assets:
  Customer lists                         $1,280       $(128)       $1,280       $ (43)
  Non-compete agreement                     240         (70)          240         (10)
  Pension plan intangible                   192           0             6           0
Goodwill                                  1,176           0         4,336           0
                                         ------       -----        ------       -----
  Goodwill and other intangibles, net    $2,888       $(198)       $5,862       $ (53)
                                         ======       =====        ======       =====

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Total amortization expense for other intangible assets for the years ended March 31, 2004 and 2003 was $145,000 and $53,000, respectively. Amortization expense for other intangible assets for the next five years is as follows (in thousands):

FISCAL YEAR ENDING MARCH 31,
----------------------------
2005                                    $145
2006                                     145
2007                                     135
2008                                      85
2009                                      85

     During the years ended March 31, 2004 and 2003, the Company reduced goodwill by $3.3 million and $12.2 million, respectively, as a result of the utilization of pre-emergence deferred tax assets (see Note 11 - Income Taxes).

NOTE 10 - LONG-TERM DEBT

     Long-term debt consists of the following at March 31 (in thousands):

                                                          2004       2003
                                                          ----       ----
Credit Agreement:
  Revolving credit facility, average interest rate of
     4.62% in 2004 and 4.97% in 2003                     $23,478   $ 57,225
  Term loan, 8.50%                                        17,900          0
12 3/4% Junior Secured Notes                                   0     31,533
Other debt (including capital leases), due 2004 to
  2009, average interest rate of 5.88% in 2004 and
  8.26% in 2003, with equipment and real estate
  generally pledged as collateral                          2,919        852
                                                         -------   --------
                                                          44,297     89,610
Less -- current portion of long-term debt (Restated *)      (471)   (57,543)
                                                         -------   --------
                                                         $43,826   $ 32,067
                                                         =======   ========

-------------------------------
* See "Amendment to the Credit Agreement and its Effect on Classification of the Credit Agreement" discussion below.

     Scheduled maturities of long-term debt are as follows (in thousands):

FISCAL YEAR ENDING MARCH 31,
----------------------------
  2005                               $   471
  2006                                18,237
  2007                                   344
  2008                                23,840
  2009                                 1,343
Thereafter                                62
                                     -------
  Total                              $44,297
                                     =======

Credit Agreement
     On August 13, 2003, the Company entered into an amended and restated credit facility (the "Credit Agreement") with Deutsche Bank Trust Company Americas, as agent for the lenders thereunder. The Credit Agreement provides for maximum borrowings of $130 million and expires on July 1, 2007. $110 million of the

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Credit Agreement is available as a revolving loan and letter of credit facility and $20 million as a term loan. In consideration for the Credit Agreement, the Company paid fees and expenses of approximately $2.6 million. The Credit Agreement is available to fund working capital needs and for general corporate purposes.

     Borrowings under the Credit Agreement are subject to certain borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable, the lesser of $45 million or 70% of eligible inventory, a fixed asset sublimit of $7.7 million as of March 31, 2004, and a term loan of $20.0 million (the "Term Loan"). The fixed asset sublimit amortizes by $2.5 million on a quarterly basis and under certain other conditions. Upon the full amortization of the fixed asset sublimit, the Term Loan will then amortize by $2.5 million on a quarterly basis and under certain other conditions. A security interest in substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, has been granted to the agent for the lenders as collateral against the obligations of the Company under the Credit Agreement. Pursuant to the Credit Agreement, the Company pays a fee of .375% on the undrawn portion of the facility.

     Borrowings on all outstanding balances under the Credit Agreement (other than the Term Loan) bear interest, at the Company's option, either at the prime rate (as specified by Deutsche Bank AG, New York Branch) plus a margin or LIBOR plus a margin. The margin on prime rate loans range from 0.50% to 1.00% and the margin on LIBOR loans range from 2.50% to 3.00%. The margin is based on the leverage ratio (as defined in the Credit Agreement) achieved by the Company for the preceding quarter. Based on the Company's current leverage ratio, the Company is borrowing at LIBOR plus 2.50%. Borrowings under the Term Loan bear interest at LIBOR plus 6.00% (with a floor on LIBOR equal to 2.50%).

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

     The Credit Agreement also contains restrictions which, among other things, limit the Company's ability to (i) incur additional indebtedness; (ii) pay dividends; (iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on the Company's assets; and (viii) engage in other matters customarily restricted in such agreements.

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

Amendment to the Credit Agreement and its effect on classification of the Credit Agreement
     The Credit Agreement was amended on February 10, 2004. The amendment eliminated the requirement that all proceeds from the collection of customer accounts be swept automatically to an account that reduced borrowings under the Credit Agreement from and after the closing date of the Credit Agreement, provided the Company satisfies certain conditions as specified in the Credit Agreement. Pursuant to the amendment, the Company now controls all collections through its lock-box accounts. As a result of the amendment, and the expectation that the Company will satisfy the conditions specified in the Credit Agreement, the Company classifies the amounts outstanding under the Credit Agreement as a long-term obligation as of March 31,

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2004. The Credit Agreement, which was entered into by the Company on August 13, 2003, matures on July 1, 2007 subject to the terms and conditions of the Credit Agreement.

     Prior to the amendment, the Credit Agreement previously required the Company to remit all collections received into its lock-box accounts into an account that would automatically reduce the borrowings under the Credit Agreement. Recently, the Company determined that the Credit Agreement contains provisions that are deemed to be subjective acceleration clauses which provide the lenders with an ability to restrict future borrowings under the Credit Agreement. In accordance with EITF Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement," the existence of the lock-box arrangement and subjective acceleration clauses requires the classification of the Credit Agreement as a current liability for dates preceding the amendment. The Company's prior credit agreement, which was repaid in its entirety on August 13, 2003, had similar lock-box arrangements and subjective acceleration clauses. Accordingly, the Company has restated through reclassification its March 31, 2003 balance sheet to properly classify the amounts outstanding under that prior credit agreement as a current liability. There were no other changes to the balance sheet and no changes to the results of operations. The reclassification of amounts owing under the Company's prior credit agreement (which was repaid on August 13, 2003) to a short-term liability at March 31, 2003 does not affect the Company's operating results, cash flows or liquidity.

Debt issuance
     In August 2003, the Company exercised a purchase option for land on which it operates a scrap metals recycling facility in Houston, Texas. The land purchase closed on January 21, 2004 for a purchase price of approximately $4.0 million. The Company financed $2.5 million of the purchase price from a promissory note which bears interest at 5.50% and is due on January 1, 2009.

Debt extinguishment
     On April 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains and losses from extinguishment of debt as a component of income from operations. The Company previously recorded gains and losses from extinguishments of debt as an extraordinary item, net of income taxes. During the year ended March 31, 2003, the Company repurchased $2.4 million par amount of Junior Secured Notes and recognized an extraordinary gain. The Company reclassified $607,000 ($359,000 net of tax) from extraordinary gain on extinguishment of debt to gain on debt extinguishment.

     On August 14, 2003, the Company purchased approximately $30.5 million par amount of Junior Secured Notes at a price of 101% of the principal amount, plus accrued and unpaid interest. On September 18, 2003, the Company redeemed the remaining $1.0 million par amount of Junior Secured Notes at a price of 100% of the principal amount, plus accrued and unpaid interest. The repurchase and redemption of the Junior Secured Notes resulted in the recognition of a $0.4 million loss on debt extinguishment during the year ended March 31, 2004. The Company used availability under the Credit Agreement to fund the repurchase and redemption of the Junior Secured Notes. The Junior Secured Notes were cancelled following the redemption of the remaining notes on September 18, 2003.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 - INCOME TAXES

     The provision for federal and state income taxes is as follows (in thousands):

                                                              | PREDECESSOR
                                 REORGANIZED COMPANY          |   COMPANY
                         ------------------------------------ | ------------
                           YEAR        YEAR          NINE     |    THREE
                           ENDED       ENDED     MONTHS ENDED | MONTHS ENDED
                         MARCH 31,   MARCH 31,    MARCH 31,   |   JUNE 30,
                           2004        2003          2002     |     2001
                         ---------   ---------   ------------ | ------------
                                                              |
Federal:                                                      |
  Current                 $   683     $   363         $0      |      $0
  Deferred                 20,648      10,452          0      |       0
                          -------     -------         --      |      --
                           21,331      10,815          0      |       0
                          -------     -------         --      |      --
State:                                                        |
  Current                 $   872     $   223         $0      |      $0
  Deferred                  1,577       1,745          0      |       0
                          -------     -------         --      |      --
                            2,449       1,968          0      |       0
                          -------     -------         --      |      --
Total tax provision       $23,780     $12,783         $0      |      $0
                          =======     =======         ==      |      ==

     The components of deferred tax assets and liabilities at March 31, related to the following (in thousands):

                                                            2004       2003
                                                            ----       ----
Deferred tax assets:
  Net operating loss carryforward                         $ 29,389   $ 41,274
  Goodwill and other intangibles                            31,998     37,380
  Depreciation                                                   0      1,435
  Employee benefit accruals                                  1,495      1,222
  AMT credit                                                   945        363
  Other                                                      2,855      2,151
                                                          --------   --------
                                                            66,682     83,825
                                                          --------   --------
Deferred tax liabilities:
  Depreciation                                             (19,877)   (24,392)
  Joint ventures                                            (1,316)      (250)
                                                          --------   --------
                                                           (21,193)   (24,642)
                                                          --------   --------
Net deferred tax asset before valuation allowance           45,489     59,183
Valuation allowance                                         (1,516)   (59,183)
                                                          --------   --------
Net deferred tax asset                                    $ 43,973   $      0
                                                          ========   ========

     Upon emergence from bankruptcy in June 2001, the Company recorded a full valuation allowance against the emergence date net deferred tax assets, including net operating loss ("NOL") carryforwards, due to the uncertainty regarding their ultimate realization. During the three months ended December 31, 2003, the Company filed its tax return for the year ended March 31, 2003, recorded the final effects of post and pre-emergence tax positions and updated its forecasts of future operations. The updated forecasts took into consideration current market conditions and the eight consecutive quarters of profitable operations through December 2003. Based on these factors, the Company reversed most of the valuation allowance recorded against the emergence date net deferred tax assets because it believed it is more likely than not that these deferred tax assets will be realized. Significant judgment is required in these evaluations, and differences in

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

future results from the Company's estimates could result in material differences in the realization of these assets. In accordance with SFAS No. 109, "Accounting for Income Taxes," the reversal of the emergence date valuation allowance reduced the excess reorganization value recorded in fresh-start reporting to zero and the remainder was recorded as an increase to additional paid-in capital. As of March 31, 2004, the Company has a $1.5 million valuation allowance associated with certain state NOL carryforwards due to either their short expiration periods or the expectation that more likely than not these benefits will not be realized. The Company's ability to utilize NOL carryforwards could become subject to annual limitations under Section 382 of the Internal Revenue Code if a change of control occurs, as defined by the Internal Revenue Code, and could result in increased income tax payment obligations.

     During the year ended March 31, 2004, the Company also recorded a tax benefit of $9.9 million, related to the exercise of stock options and warrants, as an increase to additional paid-in capital. The tax benefits from the exercise of stock options and warrants resulted in a lower utilization of NOL carryforwards, but had no impact on the effective income tax rate.

     The reconciliation of the federal income tax rate to the Company's effective tax rate is as follows:

                                                                                          | PREDECESSOR
                                                             REORGANIZED COMPANY          |   COMPANY
                                                     ------------------------------------ | ------------
                                                       YEAR        YEAR          NINE     |    THREE
                                                       ENDED       ENDED     MONTHS ENDED | MONTHS ENDED
                                                     MARCH 31,   MARCH 31,    MARCH 31,   |   JUNE 30,
                                                       2004        2003          2002     |     2001
                                                     ---------   ---------   ------------ | ------------
                                                                                          |
Statutory federal income tax rate                      35.0%       35.0%        (35.0)%   |     35.0%
State income taxes, net of federal benefit              3.2         4.5          (3.9)    |      3.9
Change in valuation allowance                            --        (0.6)         37.3     |    (21.5)
Export sales benefit                                   (3.8)       (1.1)           --     |       --
Loss on sale of capital stock                          (0.6)         --            --     |       --
Non-taxable cancellation of indebtedness income          --          --            --     |    (19.4)
Non-deductible reorganization costs                      --          --            --     |      2.0
Other                                                  (2.2)        0.6           1.6     |      0.0
                                                       ----        ----         -----     |    -----
Effective income tax rate                              31.6%       38.4%          0.0%    |      0.0%
                                                       ====        ====         =====     |    =====

NOTE 12 - EMPLOYEE BENEFIT PLANS

401(k) plan
     The Company offers a 401(k) plan covering substantially all employees. For non-union employees, the Company provides a matching contribution equal to 25% of the employee's pre-tax contribution, up to 6% of the employee's compensation. For employees covered under collective bargaining agreements, Company matching contributions are made in accordance with each respective collective bargaining agreement. Forfeitures of unvested Company contributions are used to reduce future Company matching contributions. The Company may also make a discretionary profit sharing contribution to the 401(k) plan. Matching contributions made by the Company amounted to $0.3 million for both the years ended March 31, 2004 and 2003, and $0.2 million for the nine months ended March 31, 2002. No discretionary profit sharing contributions have been made into the 401(k) plan.

Pension plans
     The Company sponsors three defined benefit pension plans for employees at certain of its subsidiaries. As of March 31, 2000, the Company permanently eliminated benefit accruals for future service for non-union employees covered under its pension plans. For union employees, benefits under the pension plans are based either on years of service and compensation or on years of service at fixed benefit rates. The Company's funding policy for the pension plans is to contribute amounts required to meet regulatory requirements.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the pension costs under the pension plans for the years ended March 31 (in thousands):

                                               2004    2003    2002
                                               ----    ----    ----
Service cost                                   $ 116   $  88   $  68
Interest cost                                    695     669     527
Expected return on plan assets                  (528)   (666)   (542)
Amortization of prior service cost                94       0       0
Recognized net actuarial loss                    121       0       0
                                               -----   -----   -----
Net periodic benefit cost                      $ 498   $  91   $  53
                                               =====   =====   =====

     The components of the change in benefit obligation of the pension plans are as follows at March 31 (in thousands):

                                                     2004      2003
                                                     ----      ----
Benefit obligation at beginning of year             $10,298   $ 9,702
Service cost                                            116        88
Interest cost                                           695       669
Plan amendments                                         281         6
Benefits paid                                          (887)     (648)
Actuarial loss                                          744       481
                                                    -------   -------
Benefit obligation at end of year                   $11,247   $10,298
                                                    =======   =======

     The reconciliation of the beginning and ending balances of the fair value of the assets of the pension plans are as follows at March 31 (in thousands):

                                                       2004     2003
                                                       ----     ----
Fair value of plan assets at beginning of year        $6,409   $7,518
Actual gain (loss) on plan assets                      1,082     (882)
Contributions                                            673      421
Benefits paid                                           (887)    (648)
                                                      ------   ------
Fair value of plan assets at end of year              $7,277   $6,409
                                                      ======   ======

     The funded status of the pension plans are as follows at March 31 (in thousands):

                                                     2004      2003
                                                     ----      ----
Funded status                                       $(3,970)  $(3,889)
Unrecognized prior service cost                         192         6
Unrecognized net loss                                 2,781     2,575
                                                    -------   -------
Net amount recognized                               $  (997)  $(1,308)
                                                    =======   =======

     Amounts recognized in the consolidated balance sheet consist of the following at March 31 (in thousands):

                                                     2004      2003
                                                     ----      ----
Intangible asset                                    $   192   $     6
Accrued benefit liability                            (3,492)   (3,526)
Accumulated other comprehensive loss                  2,303     2,212
                                                    -------   -------
Net amount recognized                               $  (997)  $(1,308)
                                                    =======   =======

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Weighted average assumptions used in the pension plans to determine benefit obligations and net periodic benefit cost are as follows at March 31:

                                              2004     2003     2002
                                              ----     ----     ----
Discount rate                                 6.25%    6.75%    7.50%
Expected return on plan assets                8.00%    9.00%    9.00%
Rate of compensation increase*                5.00%    5.00%    5.00%

          * Rate of compensation increase is applicable to only one of the defined benefit pension plans.
          Benefits for the other two defined benefit pension plans are based on years of service.

     Declines in equity markets and lower interest rates have caused pension assets to be lower than actuarial liabilities. As a result, the Company recorded additional minimum pension liabilities of $0.3 million and $1.7 million during the years ended March 31, 2004 and 2003, respectively. The expected rate of return on plan assets assumption is based upon actual historical returns, future expectations for returns for each asset class and the effect of periodic target asset allocation rebalancing. These expected results were adjusted for the payment of reasonable expenses of the plan from plan assets.

     The Company expects to make cash funding contributions to its pension plans of approximately $1.9 million in the year ending March 31, 2005. The weighted-average asset allocation of the pension plan assets by asset category and target range are as follows:

                                                                   PENSION ASSETS
                                                     -------------------------------------------
                                                                       PERCENTAGE OF PLAN ASSETS
                                                                             AT MARCH 31,
                                                          TARGET       -------------------------
                                                          RANGE           2004          2003
                                                     ----------------  -----------   -----------
                   Equity securities                    60% - 80%            71%           68%
                   Debt securities                      20% - 40%            20%           24%
                   Fixed income and cash                 0% - 15%             9%            8%
                                                                        --------      --------
                   TOTAL                                                    100%          100%
                                                                        ========      ========

     The Company's pension plan assets are managed by outside investment managers. The Company's investment strategy with respect to pension plan assets is to maximize returns while preserving principal.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases
     The Company leases certain facilities and equipment under operating leases expiring at various dates. Lease expense was approximately $10.4 million, $9.7 million, $6.9 million and $2.2 million for the years ended March 31, 2004 and 2003, the nine months ended March 31, 2002 and the three months ended June 30, 2001, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

FISCAL YEAR ENDING MARCH 31,
----------------------------
2005                                $ 9,021
2006                                  6,805
2007                                  4,619
2008                                  3,981
2009                                  3,364
Thereafter                           17,186

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Letters of credit
     As of March 31, 2004, the Company has outstanding letters of credit of $4.0 million. The letters of credit typically secure the rights to payment to certain third parties in accordance with specified terms and conditions.

Environmental matters
     The Company is subject to comprehensive local, state, federal and international regulatory and statutory environmental requirements relating to, among others, the acceptance, storage, treatment, handling and disposal of solid waste and hazardous waste, the discharge of materials into air, the management and treatment of wastewater and storm water, the remediation of soil and groundwater contamination, the restoration of natural resource damages and the protection of employees' health and safety. The Company believes that it and its subsidiaries are in material compliance with currently applicable statutes and regulations governing the protection of human health and the environment, including employee health and safety. However, environmental legislation may in the future be enacted and create liability for past actions and the Company or its subsidiaries may be fined or held liable for damages.

     Certain of the Company's subsidiaries have received notices from the United States Environmental Protection Agency ("EPA"), state agencies or third parties that the subsidiary has been identified as potentially responsible for the cost of investigation and cleanup of landfills or other sites where the subsidiary's material was shipped. In most cases, many other parties are also named as potentially responsible parties. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") enables EPA and state agencies to recover from owners, operators, generators and transporters the cost of investigation and cleanup of sites which pose serious threats to the environment or public health. In certain circumstances, a potentially responsible party can be held jointly and severally liable for the cost of cleanup. In other cases, a party who is liable may only be liable for a divisible share. Liability can be imposed even if the party shipped materials in a lawful manner at the time of shipment and the liability for investigation and cleanup costs can be significant, particularly in cases where joint and several liability may be imposed.

     Recent amendments to CERCLA have limited the exposure of scrap metal recyclers for sales of certain recyclable material under certain circumstances. However, the recycling defense is subject to a number of exceptions. Because CERCLA can be imposed retroactively on shipments that occurred many years ago, and because EPA and state agencies are still discovering sites that present problems to public heath or the environment, the Company can provide no assurance that it will not become liable in the future for significant costs associated with investigation and remediation of CERCLA waste sites.

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

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The Company has engaged in settlement discussions with Joseph A. Schiavone Corp., Schiavone and the Connecticut DEP regarding the possible characterization of the North Haven Facility, and the subsequent remediation thereof should contamination be present at concentrations that require remedial action. The Company is currently working with an independent environmental consultant to develop an acceptable characterization plan. The Company cannot provide assurances that it will be able to reach an acceptable settlement of this matter with the other parties.

     During the period from September 2002 to the present, the Arizona Department of Environmental Quality ("ADEQ") issued five Notices of Violations ("NOVs") to Metal Management Arizona, L.L.C. ("MTLM-Arizona"), a subsidiary of the Company, for alleged violations at MTLM-Arizona's Tucson and Phoenix facilities including: (i) not developing and submitting a "Solid Waste Facility Site Plan"; (ii) placing shredder residue on a surface that does not meet Arizona's permeability specifications; (iii) alleged failure to follow ADEQ protocol for sampling and analysis of waste from the shredding of motor vehicles at the Phoenix facility; and (iv) use of excavated soil to stabilize railroad tracks adjacent to the Phoenix facility. On September 5, 2003, MTLM-Arizona was notified that ADEQ had referred the outstanding NOV issues to the Arizona Attorney General. Two of the original five NOVs have now been closed and MTLM-Arizona is cooperating fully with ADEQ and the Arizona Attorney General's office with respect to the remaining issues. At this preliminary stage, the Company cannot predict MTLM-Arizona's potential liability, if any, in connection with the NOVs or any required remediation.

     On April 29, 1998, MTLM-Midwest, a subsidiary of the Company, acquired substantially all of the operating assets of 138 Scrap, Inc. ("138 Scrap") that were used in its scrap metal recycling business. Most of these assets were located at a recycling facility in Riverdale, Illinois (the "Facility"). In early November 2003, MTLM-Midwest was served with a Notice of Intent to Sue (the "Notice") by The Jeff Diver Group, L.L.C., on behalf of the Village of Riverdale, alleging, among other things, that the release or disposal of hazardous substances within the meaning of CERCLA has occurred at an approximately 57 acre property in the Village of Riverdale (which includes the 8.8 acre Facility that was leased by MTLM-Midwest until December 31, 2003). The Notice indicates that the Village of Riverdale intends to file suit against MTLM-Midwest (directly and as a successor to 138 Scrap) and numerous other third parties under one or both of CERCLA and the Resource Conservation and Recovery Act. At this preliminary stage, the Company cannot predict MTLM-Midwest's potential liability, if any, in connection with such lawsuit or any required remediation. The Company believes that it has meritorious defenses to certain of the claims outlined in the Notice and MTLM-Midwest intends to vigorously defend itself against any claims ultimately asserted by the Village of Riverdale. In addition, although the Company believes that it would be entitled to indemnification from the sellers of 138 Scrap for some or all of the obligations that may be imposed on MTLM-Midwest in connection with this matter under the agreement governing its purchase of the operating assets of 138 Scrap, the Company cannot provide assurances that any of the sellers will have sufficient resources to fund any indemnifiable claims to which the Company may be entitled.

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

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As a result of internal audits conducted by the Company, the Company determined that current and former employees of certain business units have engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, the Company voluntarily disclosed its concerns regarding such cash payments to the U.S. Department of Justice. The Board of Directors has appointed a special committee, consisting of all of its independent directors, to conduct an investigation of these activities. The Company is cooperating with the U.S. Department of Justice. The Company has implemented policies to eliminate such cash payments to industrial customers. During the year ended March 31, 2004, such cash payments to industrial customers represented approximately 0.7% of the Company's consolidated ferrous and non-ferrous yard shipments. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. The Company is not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on the Company, if any, and accordingly, the Company has not recorded any amounts in the financial statements.

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

NOTE 14 - STOCKHOLDERS' EQUITY

     The Company is authorized to issue, in one or more series, up to a maximum of 2,000,000 shares of preferred stock. The Company has currently not issued any shares of preferred stock. The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share.

     On March 8, 2004, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend. As a result of the stock split, the Company's stockholders received one additional share for each share of common stock held on the record date of April 5, 2004. The additional shares of common stock were distributed on April 20, 2004. All common share and per share amounts for the Reorganized Company have been retroactively adjusted in the financial statements and related notes in order to reflect the stock split.

     In accordance with the Plan, the Company distributed 697,465 warrants to purchase 1,394,930 shares of common stock (designated as "Series A Warrants"). The Series A Warrants were distributed to the Predecessor Company's stockholders and are immediately exercisable with an expiration date of June 29, 2006. Each Series A Warrant has a strike price of $10.595 per share and is exercisable into two shares of common stock. At March 31, 2004 and 2003, there were 696,244 and 684,029 Series A Warrants outstanding, respectively.

NOTE 15 - STOCK-BASED COMPENSATION PLANS

Stock option plans
     In accordance with the Plan, all options granted by the Predecessor Company were cancelled as of the Effective Date.

     On September 18, 2002, the shareholders of the Company approved the Metal Management, Inc. 2002 Incentive Stock Plan (the "2002 Incentive Stock Plan"). The 2002 Incentive Stock Plan provides for the issuance of up to 4,000,000 shares of common stock of the Company. The Compensation Committee of the Board of Directors has the authority to issue stock awards under the 2002 Incentive Stock Plan to the Company's employees, consultants and directors over a period of up to ten years. The stock awards can be in

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the form of stock options, stock appreciation rights or stock grants. Summarized information for the Company's stock option plans are as follows:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                       SHARES    EXERCISE PRICE
                                                       ------    --------------
Options outstanding at March 31, 2002                        0       $ 0.00
Granted                                                120,000         1.88
Exercised                                                    0         0.00
Expired/forfeited                                            0         0.00
                                                      --------       ------
Options outstanding at March 31, 2003                  120,000         1.88
Granted                                                826,210        17.06
Exercised                                             (190,000)        6.75
Expired/forfeited                                      (30,000)        3.88
                                                      --------       ------
Options outstanding at March 31, 2004                  726,210       $17.80
                                                      ========       ======
Exercisable at March 31, 2004                          576,210       $15.41
                                                      ========       ======

Warrants
     In accordance with the Plan, all warrants issued by the Predecessor Company were cancelled as of the Effective Date. A Management Equity Incentive Plan was approved under the Plan pursuant to which the Company issued warrants to purchase 1,975,000 shares of common stock at an exercise price of $3.25 per share (designated as "Series B Warrants") and warrants to purchase 1,000,000 shares of common stock at an exercise price of $6.00 per share (designated as "Series C Warrants"). The Series B and Series C Warrants were issued to key employees and each vested ratably over three years and are exercisable for a period of five years and seven years, respectively, from the grant date.

     In May 2002, the Company issued, to certain employees, warrants to purchase 520,000 shares of common stock at an exercise price of $1.88 per share, and also issued to each non-employee director a warrant to purchase 30,000 shares of common stock at an exercise price of $3.25 per share.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Summarized information for warrants issued by the Company is as follows:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                      ------     --------------
Warrants outstanding at June 30, 2001                        0       $0.00
Granted                                              2,975,000        4.17
Exercised                                                    0        0.00
Expired/forfeited                                            0        0.00
                                                    ----------       -----
Warrants outstanding at March 31, 2002               2,975,000        4.17
Granted                                                640,000        2.13
Exercised                                                    0        0.00
Expired/forfeited                                      (25,000)      (5.18)
                                                    ----------       -----
Warrants outstanding at March 31, 2003               3,590,000        3.80
Granted                                                      0        0.00
Exercised                                           (2,294,000)      (3.64)
Expired/forfeited                                      (45,000)      (5.54)
                                                    ----------       -----
Warrants outstanding at March 31, 2004               1,251,000       $4.04
                                                    ==========       =====
Exercisable at March 31, 2004                        1,251,000       $4.04
                                                    ==========       =====

     The following table summarizes information about options and warrants outstanding at March 31, 2004:

                                                          OPTIONS/WARRANTS
                      OPTIONS/WARRANTS OUTSTANDING          EXERCISABLE
                   ----------------------------------   --------------------
                                WEIGHTED
                                 AVERAGE     WEIGHTED               WEIGHTED
                                REMAINING    AVERAGE                AVERAGE
                               CONTRACTUAL   EXERCISE               EXERCISE
  EXERCISE PRICES   SHARES     LIFE (YRS)     PRICE      SHARES      PRICE
  ---------------   ------     -----------   --------    ------     --------
  $1.87 - $5.99    1,022,000      3.80        $ 3.05    1,022,000    $ 3.05
  $6.00 - $14.99     539,000      4.27        $ 6.56      539,000    $ 6.56
  $15.00 - $25.99    116,210      9.89        $18.44       66,210    $17.52
  $26.00 - $35.00    300,000      9.83        $30.63      200,000    $30.63
                   ---------                            ---------

                   1,977,210      5.20        $ 9.09    1,827,210    $ 7.62
                   =========                            =========

Restricted stock
     Restricted stock grants consist of shares of the Company's common stock which are awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee.

     Total shares of restricted stock outstanding at March 31, 2004 and 2003 was 518,938 and 0, respectively. At March 31, 2004, the amount of related deferred compensation reflected in Stockholders' Equity in the consolidated balance sheet was $8.3 million. An aggregate of 560,188 shares of restricted stock were granted during the year ended March 31, 2004. The Company recorded amortization of deferred compensation of approximately $1.0 million related to restricted stock during the year ended March 31, 2004.

                             METAL MANAGEMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial information for the Company's last eight fiscal quarters (in thousands, except per share amounts):

FISCAL 2004:                                   JUNE 30      SEPT. 30     DEC. 31      MAR. 31
------------                                   -------      --------     -------      -------
Net sales                                      $226,982     $230,048     $257,715     $368,668
Gross profit                                     30,024       31,495       35,535       63,359
Non-cash and non-recurring expense(a)                 0            0            0        6,198
Net income                                        7,019        7,494       12,573       24,303
Basic earnings per share(e)                    $   0.35     $   0.36     $   0.59     $   1.11
Diluted earnings per share(e)                  $   0.33     $   0.34     $   0.54     $   1.02

FISCAL 2003:                                   JUNE 30      SEPT. 30     DEC. 31      MAR. 31
------------                                   -------      --------     -------      -------
Net sales                                      $193,468     $192,845     $169,546     $214,150
Gross profit                                     28,280       24,815       19,080       32,966
Non-cash and non-recurring income(a)                  0            0         (695)           0
Net income (loss)                                 7,337        6,355(b)      (272)(c)    7,081(d)
Basic earnings per share(e)                    $   0.36     $   0.31     $  (0.02)    $   0.35
Diluted earnings per share(e)                  $   0.36     $   0.31     $  (0.02)    $   0.34

-------------------------
(a) Reflects charges recorded for severance, impairment of fixed assets and facility abandonments. See Note 5 - Non-Cash and Non-Recurring Expense (Income).
(b)  Includes a $2.6 million pre-tax gain on the sale of excess real estate.
(c) Includes a tax charge of $1.8 million to reflect positions taken upon filing the fiscal 2002 tax return in December 2002. As a result of the tax filing, the Company revised its estimates relating to emergence date tax assets that are available to offset taxable income.
(d)  Includes $1.5 million from the cash recovery of an impaired note.
(e) The sum of the quarterly per share amounts will not equal per share amounts reported for the year-to-date period due to the changes in the number of weighted-average shares outstanding for each period.

                             METAL MANAGEMENT, INC.
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------

                                          BALANCE AT   CHARGED TO   CHARGED TO   DEDUCTIONS,   BALANCE AT
                                          BEGINNING    COSTS AND      OTHER        NET OF        END OF
                                          OF PERIOD     EXPENSES     ACCOUNTS    RECOVERIES      PERIOD
                                          ----------   ----------   ----------   -----------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
PREDECESSOR COMPANY:
    Three Months Ended June 30, 2001       $ 1,603       $1,058      $      0     $   (357)     $ 2,304
---------------------------------------------------------------------------------------------------------
REORGANIZED COMPANY:
    Nine Months Ended March 31, 2002       $ 2,304       $2,031      $      0     $ (1,968)     $ 2,367
    Year Ended March 31, 2003              $ 2,367       $  365      $      0     $ (1,729)     $ 1,003
    Year Ended March 31, 2004              $ 1,003       $1,186      $      0     $   (539)     $ 1,650

TAX VALUATION ALLOWANCE:
PREDECESSOR COMPANY:
    Three Months Ended June 30, 2001       $87,393       $    0      $      0     $(22,881)     $64,512
---------------------------------------------------------------------------------------------------------
REORGANIZED COMPANY:
    Nine Months Ended March 31, 2002       $64,512       $    0      $      0     $ (5,030)     $59,482
    Year Ended March 31, 2003              $59,482       $    0      $  2,634     $ (2,933)     $59,183
    Year Ended March 31, 2004              $59,183       $  168      $(57,835)    $      0      $ 1,516