Form 10-Q
period 2004-06-30
METAL MANAGEMENT INC
filed 2004-07-29
CIK 795665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes  X      No ___

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X      No ___

     As of July 15, 2004, the registrant had 23,488,268 shares of common stock outstanding.

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I:     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Consolidated Statements of Operations -- three months ended
              June 30, 2004 and 2003 (unaudited)                              1

            Consolidated Balance Sheets -- June 30, 2004 and March 31,
              2004 (unaudited)                                                2

            Consolidated Statements of Cash Flows -- three months ended
              June 30, 2004 and 2003 (unaudited)                              3

            Consolidated Statement of Stockholders' Equity -- three
              months ended June 30, 2004 (unaudited)                          4

            Notes to Consolidated Financial Statements (unaudited)            5

ITEM 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      14

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk       22

ITEM 4.     Controls and Procedures                                          22

PART II:    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                24

ITEM 2.     Changes in Securities, Use of Proceeds and Issuer Purchase
              of Equity Securities                                           24

ITEM 6.     Exhibits and Reports on Form 8-K                                 24

            Signatures                                                       26

            Exhibit Index                                                    27

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              JUNE 30,      JUNE 30,
                                                                2004          2003
                                                                ----          ----
NET SALES                                                     $367,176      $226,982
Cost of sales                                                 323,779        196,958
                                                              --------      --------
Gross profit                                                   43,397         30,024

Operating expenses:
  General and administrative                                   17,470         12,564
  Depreciation and amortization                                 4,529          4,617
  Stock-based compensation expense                              1,067             32
                                                              --------      --------
Total operating expenses                                       23,066         17,213
                                                              --------      --------
OPERATING INCOME                                               20,331         12,811

Income from joint ventures                                      3,230            885
Interest expense                                               (1,313)        (2,262)
Loss on debt extinguishment                                    (1,653)             0
Interest and other income (expense), net                         (106)             9
                                                              --------      --------

Income before income taxes                                     20,489         11,443
Provision for income taxes                                      7,964          4,424
                                                              --------      --------
NET INCOME                                                    $12,525       $  7,019
                                                              ========      ========

EARNINGS PER SHARE:
  Basic                                                       $  0.55       $   0.34
                                                              ========      ========
  Diluted                                                     $  0.52       $   0.33
                                                              ========      ========

SHARES USED IN COMPUTATION OF EARNINGS PER SHARE:
  Basic                                                        22,947         20,457
                                                              ========      ========
  Diluted                                                      24,161         21,200
                                                              ========      ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                                JUNE 30,    MARCH 31,
                                                                  2004        2004
                                                                  ----        ----
                           ASSETS
Current assets:
  Cash and cash equivalents                                     $  1,406    $  1,155
  Accounts receivable, net                                       132,744     146,427
  Inventories                                                     79,404      80,128
  Deferred income taxes                                            4,201       4,201
  Prepaid expenses and other assets                                3,907       3,216
                                                                --------    --------
     TOTAL CURRENT ASSETS                                        221,662     235,127

Property and equipment, net                                      112,309     114,708
Goodwill and other intangibles, net                                2,554       2,690
Deferred financing costs, net                                      2,453       3,001
Deferred income taxes                                             32,967      39,772
Other assets                                                      14,467      11,118
                                                                --------    --------
                        TOTAL ASSETS                            $386,412    $406,416
                                                                ========    ========


            LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                             $    321    $    471
  Accounts payable                                                95,555     128,552
  Other accrued liabilities                                       19,397      25,364
                                                                --------    --------
     TOTAL CURRENT LIABILITIES                                   115,273     154,387

Long-term debt, less current portion                              48,693      43,826
Other liabilities                                                  4,857       5,364
                                                                --------    --------
     TOTAL LONG-TERM LIABILITIES                                  53,550      49,190

Stockholders' equity:
  Preferred stock                                                      0           0
  Common stock                                                       235         234
  Warrants                                                           427         427
  Additional paid-in capital                                     148,349     146,969
  Deferred compensation                                           (7,451)     (8,295)
  Accumulated other comprehensive loss                            (2,303)     (2,303)
  Retained earnings                                               78,332      65,807
                                                                --------    --------
     TOTAL STOCKHOLDERS' EQUITY                                  217,589     202,839
                                                                --------    --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $386,412    $406,416
                                                                ========    ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                 THREE MONTHS ENDED
                                                                ---------------------
                                                                JUNE 30,     JUNE 30,
                                                                  2004         2003
                                                                  ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  12,525    $  7,019
Adjustments to reconcile net income to cash flows from
  operating activities:
     Depreciation and amortization                                  4,529       4,617
     Deferred income taxes                                          7,440       4,180
     Income from joint ventures                                    (3,230)       (885)
     Amortization of deferred compensation                          1,067          32
     Amortization of debt issuance costs                              254         372
     Loss on debt extinguishment                                    1,653           0
     Other                                                            326         185
Changes in assets and liabilities:
     Accounts receivable                                           13,638     (13,841)
     Inventories                                                      724      (3,260)
     Accounts payable                                             (32,997)     (4,670)
     Other                                                         (7,283)     (6,565)
                                                                ---------    --------
Net cash used in operating activities                              (1,354)    (12,816)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (2,703)     (1,611)
  Proceeds from sale of property and equipment                        327         225
  Other                                                               100         (25)
                                                                ---------    --------
Net cash used in investing activities                              (2,276)     (1,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on credit agreement, net of repayments                     0      13,203
  Issuances of long-term debt                                     404,255          25
  Repayments of long-term debt                                   (399,538)        (79)
  Proceeds from exercise of stock options and warrants                523       1,717
  Fees paid to issue long-term debt                                (1,359)       (365)
                                                                ---------    --------
Net cash provided by financing activities                           3,881      14,501
                                                                ---------    --------

Net increase in cash and cash equivalents                             251         274
Cash and cash equivalents at beginning of period                    1,155         869
                                                                ---------    --------

Cash and cash equivalents at end of period                      $   1,406    $  1,143
                                                                =========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                   $   1,196    $  3,073
                                                                =========    ========
Taxes paid                                                      $     230    $    110
                                                                =========    ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)

                                                                                             ACCUMULATED
                                COMMON STOCK                  ADDITIONAL                        OTHER
                                ------------                   PAID-IN        DEFERRED      COMPREHENSIVE    RETAINED
                              SHARES    AMOUNT    WARRANTS     CAPITAL      COMPENSATION        LOSS         EARNINGS     TOTAL
                              ------    ------    --------     -------      ------------        ----         --------     -----
BALANCE AT MARCH 31, 2004     23,355     $234       $427       $146,969       $(8,295)         $(2,303)      $65,807     $202,839

Issuance of restricted
  stock                           12        0          0            223          (223)               0             0            0

Exercise of stock options
  and warrants and related
  tax benefits                   121        1          0          1,157             0                0             0        1,158

Amortization of deferred
  compensation                     0        0          0              0         1,067                0             0        1,067

Net income                         0        0          0              0             0                0        12,525       12,525
                              ------     ----       ----       --------       -------          -------       -------     --------
BALANCE AT JUNE 30, 2004      23,488     $235       $427       $148,349       $(7,451)         $(2,303)      $78,332     $217,589
                              ======     ====       ====       ========       =======          =======       =======     ========

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

     Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

Recent Accounting Pronouncements
     In December 2003, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46-R, "Consolidation of Variable Interest Entities" ("FIN 46-R"), which replaces Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46-R addresses how to identify variable interest entities and the criteria that requires a company to consolidate such entities in its financial statements. The adoption of this interpretation had no impact on the Company's consolidated financial statements.

     In December 2003, the FASB revised Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revised statement retains the requirements of the original SFAS No. 132 but requires additional disclosures concerning the economic resources and obligations related to pension plans and other postretirement benefits. The Company has revised its disclosures to meet the requirements under this standard.

     In December 2003, the SEC issued Staff Accounting Bulleting ("SAB") No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element revenue arrangements as this guidance has been superceded with the issuance of Emerging Issue Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB No. 104 had no impact on the Company's consolidated financial statements.

Stock Split
     On March 8, 2004, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend. As a result of the stock split, the Company's stockholders received one additional share for each share of common stock held on the record date of April 5, 2004. The additional shares of common stock were distributed on April 20, 2004. All share and per share amounts have been retroactively adjusted in this report to reflect the stock split.

Restricted Stock
     Restricted stock grants consist of shares of the Company's common stock which are awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee.

     Total shares of restricted stock outstanding at June 30, 2004 and 2003 was 530,838 and 41,552, respectively. At June 30, 2004, the amount of related deferred compensation reflected in Stockholders' Equity in the consolidated balance sheet was $7.5 million. An aggregate of 12,000 shares of restricted stock were granted during the three months ended June 30, 2004. The Company recorded amortization of deferred compensation of approximately $1.1 million and $32,000 related to restricted stock during the three months ended June 30, 2004 and 2003, respectively.

Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense for stock options and warrants is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the exercise price of the stock option or warrant. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company's common stock. Such value is recognized as expense over the vesting period of the award. The vesting period ranges from 2 to 4 years. To the extent restricted stock awards are forfeited prior to vesting, the previously recognized expense is reversed to stock-based compensation expense.

     The following table illustrates the pro forma effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation (in thousands, except for earnings per share):

                                                     THREE MONTHS ENDED
                                                   -----------------------
                                                   JUNE 30,       JUNE 30,
                                                     2004           2003
                                                     ----           ----
Net income, as reported                            $12,525         $7,019
  Add: Stock-based employee compensation
     expense included in reported net
     income, net of related tax effects                652             19
  Deduct: Total stock-based employee
     compensation expense determined under
     the fair value method for all awards,
     net of related tax effects                     (1,022)          (174)
                                                   -------         ------
PRO FORMA NET INCOME                               $12,155         $6,864
                                                   =======         ======
Earnings per share:
  Basic -- as reported                             $  0.55         $ 0.34
                                                   =======         ======
  Basic -- pro forma                               $  0.53         $ 0.34
                                                   =======         ======

  Diluted -- as reported                           $  0.52         $ 0.33
                                                   =======         ======
  Diluted -- pro forma                             $  0.50         $ 0.32
                                                   =======         ======

NOTE 2 -- EARNINGS PER SHARE

     Basic earnings per common share ("EPS") is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants. The following is a reconciliation of the numerators and denominators used in computing EPS (in thousands, except for earnings per share):

                                                     THREE MONTHS ENDED
                                                   -----------------------
                                                   JUNE 30,       JUNE 30,
                                                     2004           2003
                                                     ----           ----
NUMERATOR:
Net income                                         $12,525        $ 7,019
                                                   =======        =======
DENOMINATOR:
Weighted average number of shares
  outstanding                                       22,947         20,457
Incremental common shares attributable to
  dilutive stock options and warrants                1,162            743
Incremental common shares attributable to
  restricted stock                                      52              0
                                                   -------        -------
Weighted average number of diluted shares
  outstanding                                       24,161         21,200
                                                   =======        =======

Basic earnings per share                           $  0.55        $  0.34
                                                   =======        =======
Diluted earnings per share                         $  0.52        $  0.33
                                                   =======        =======

     For the three months ended June 30, 2004 and 2003, approximately 0.5 million and 1.6 million, respectively, of the Company's stock options and warrants were excluded from the diluted EPS calculation as the option and warrant exercise prices were greater than the average market price of the Company's common stock for the respective periods.

NOTE 3 -- OTHER FINANCIAL INFORMATION

Inventories
     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following at (in thousands):

                                                   JUNE 30,    MARCH 31,
                                                     2004        2004
                                                   --------    ---------
Ferrous metals                                     $43,566      $50,115
Non-ferrous metals                                  35,619       29,809
Other                                                  219          204
                                                   -------      -------
                                                   $79,404      $80,128
                                                   =======      =======

Property and Equipment
     Property and equipment consists of the following at (in thousands):

                                              JUNE 30,      MARCH 31,
                                                2004           2004
                                              --------      ---------
Land and improvements                         $ 30,989       $ 30,989
Buildings and improvements                      21,358         20,662
Operating machinery and equipment               97,097         96,284
Automobiles and trucks                           9,453          9,376
Computer equipment and software                  2,278          2,207
Furniture, fixture and office equipment            871            788
Construction in progress                           368            446
                                              --------       --------
                                               162,414        160,752
Less -- accumulated depreciation               (50,105)       (46,044)
                                              --------       --------
                                              $112,309       $114,708
                                              ========       ========

Other Accrued Liabilities
     Other accrued liabilities consist of the following at (in thousands):

                                                   JUNE 30,    MARCH 31,
                                                     2004        2004
                                                   --------    ---------
Accrued employee compensation and benefits         $ 7,081      $15,469
Accrued insurance                                    3,299        2,722
Accrued income taxes                                 2,973        2,679
Accrued real and personal property taxes             2,214        1,675
Other                                                3,830        2,819
                                                   -------      -------
                                                   $19,397      $25,364
                                                   =======      =======

Accrued Severance and Other Charges
     During the year ended March 31, 2004, the Company implemented a management realignment that resulted in the recognition of $6.2 million of charges consisting mainly of employee termination benefits. The Company recorded the following activity during the three months ended June 30, 2004 to the accrued severance and other charges liability (in thousands):

                                                            SEVERANCE,
                                                            AND OTHER
                                                             CHARGES
                                                            ----------
Reserve balances at March 31, 2004                            $1,571
Charge to income                                                   0
Cash payments                                                   (242)
Non-cash application                                               0
                                                              ------
Reserve balances at June 30, 2004                             $1,329
                                                              ======

     Approximately $1.2 million of the June 30, 2004 reserve balance is included in other long-term liabilities on the Company's consolidated balance sheet as the obligations are scheduled to be paid in July 2005. The remaining $0.1 million of the June 30, 2004 reserve balance is included in other accrued expenses on the Company's consolidated balance sheet.

NOTE 4 -- GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles consist of the following at (in thousands):

                                              JUNE 30, 2004               MARCH 31, 2004
                                              -------------               --------------
                                          GROSS                       GROSS
                                         CARRYING    ACCUMULATED     CARRYING    ACCUMULATED
                                          AMOUNT     AMORTIZATION     AMOUNT     AMORTIZATION
                                          ------     ------------     ------     ------------
Other intangibles:
  Customer lists                          $1,280        $(149)        $1,280        $(128)
  Non-compete agreement                      240          (85)           240          (70)
  Pension intangible                         192            0            192            0
Goodwill                                   1,076            0          1,176            0
                                          ------        -----         ------        -----
  Goodwill and other intangibles          $2,788        $(234)        $2,888        $(198)
                                          ======        =====         ======        =====

     In October 2002, the Company acquired certain assets of a scrap metals recycling company. A portion of the purchase consideration was contingent consideration of $0.2 million. The contingency was settled in May 2004 for $0.1 million, resulting in a corresponding reduction of goodwill. In November 2003, the Company acquired certain assets of H. Bixon and Sons. A portion of the purchase consideration was contingent consideration of up to $0.3 million per year for three years based on the achievement of certain earnout targets.

     Total amortization expense for other intangibles was $36,000 during both the three months ended June 30, 2004 and 2003. Based on the other intangibles recorded as of June 30, 2004, annual amortization expense for other intangibles will be approximately $0.1 million for each of the next five fiscal years.

NOTE 5 -- LONG-TERM DEBT

     Long-term debt consists of the following at (in thousands):

                                                   JUNE 30,    MARCH 31,
                                                     2004        2004
                                                   --------    ---------
Credit Agreement:
  Revolving credit facility                        $46,260      $23,478
  Term loan                                              0       17,900
Other debt (including capital leases)                2,754        2,919
                                                   -------      -------
                                                    49,014       44,297
Less -- current portion of long-term debt             (321)        (471)
                                                   -------      -------
                                                   $48,693      $43,826
                                                   =======      =======

Credit Agreement
     On June 28, 2004, the Company entered into a new credit agreement with a consortium of lenders led by LaSalle Bank, N.A. (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $200 million with a maturity date of June 28, 2008. In consideration for the Credit Agreement, the Company incurred fees and expenses of approximately $1.4 million.

     The Credit Agreement is a revolving credit and letter of credit facility that will support the Company's working capital requirements and is also available for general corporate purposes. Borrowing costs are based on variable rates tied to the prime rate plus a margin or the London Interbank Offered Rate plus a margin. The margin is based on the Company's leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters. Proceeds from the Credit Agreement were utilized to repay the amounts outstanding under the Company's prior credit agreement and an $18 million term loan.

     Borrowings under the Credit Agreement are generally subject to borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable plus the lesser of $65 million or 70% of eligible inventory.

Inventories cannot represent more than 40% of the borrowing base. A security interest in substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, has been granted to the agent for the lenders as collateral against the obligations of the Company under the Credit Agreement. Pursuant to the Credit Agreement, the Company pays a fee on the undrawn portion of the facility that is determined by the leverage ratio. As of June 30, 2004, that fee is .30% per annum.

     Under the Credit Agreement, the Company is required to satisfy specified financial covenants, including a maximum leverage ratio of 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 1.50 to 1.00 and a minimum tangible net worth of not less than the sum of $110 million plus 25% of consolidated net income earned in each fiscal quarter. The leverage ratio and consolidated fixed charge coverage ratio are tested for the twelve-month period ending each fiscal quarter. The Credit Agreement also limits capital expenditures to $20 million for the twelve-month period ending each fiscal quarter.

     The Credit Agreement contains restrictions which, among other things, limit the Company's ability to (i) incur additional indebtedness; (ii) pay dividends under certain conditions; (iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on the Company's assets; and (viii) engage in other matters customarily restricted in such agreements.

     As a result of the repayment of amounts outstanding under the Company's prior credit agreement, the Company recognized a loss on debt extinguishment of approximately $1.7 million during the three months ended June 30, 2004. This amount represents a write-off of unamortized deferred financing costs associated with the prior credit agreement.

NOTE 6 -- EMPLOYEE BENEFIT PLANS

     The Company sponsors three defined benefit pension plans for employees at certain of its subsidiaries. The Company's funding policy for the pension plans is to contribute amounts required to meet regulatory requirements. The components of net pension costs were as follows (in thousands):

                                                     THREE MONTHS ENDED
                                                   ----------------------
                                                   JUNE 30,      JUNE 30,
                                                     2004          2003
                                                   --------      --------
Service cost                                        $  34         $  29
Interest cost                                         168           174
Expected return on plan assets                       (158)         (132)
Amortization of prior service cost                     24            23
Recognized net actuarial loss                          33            30
                                                    -----         -----
Net periodic benefit cost                           $ 101         $ 124
                                                    =====         =====

     The Company expects to make cash funding contributions to its pension plans of approximately $1.9 million in the year ending March 31, 2005, of which $0.4 million was contributed during the three months ended June 30, 2004.

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

     During the period from September 2002 to the present, the Arizona Department of Environmental Quality ("ADEQ") issued five Notices of Violations ("NOVs") to Metal Management Arizona, L.L.C. ("MTLM-Arizona"), a subsidiary of the Company, for alleged violations at MTLM-Arizona's Tucson and Phoenix facilities including: (i) not developing and submitting a "Solid Waste Facility Site Plan"; (ii) placing shredder residue on a surface that does not meet Arizona's permeability specifications; (iii) alleged failure to follow ADEQ protocol for sampling and analysis of waste from the shredding of motor vehicles at the Phoenix facility; and (iv) use of excavated soil to stabilize railroad tracks adjacent to the Phoenix facility. On September 5, 2003, MTLM-Arizona was notified that ADEQ had referred the outstanding NOV issues to the Arizona Attorney General. Certain of these NOVs have now been resolved, and MTLM-Arizona is cooperating fully with ADEQ and the Arizona Attorney General's office with respect to the remaining issues. The Company believes that MTLM-Arizona's potential liability and costs of any required remediation in connection with the remaining issues will not be material.

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

Legal Proceedings
     In January 2003, the Company received a subpoena requesting that it provide documents to a grand jury that is investigating scrap metal purchasing practices in the four state region of Ohio, Illinois, Indiana and Michigan. The Company is fully cooperating with the subpoena and the grand jury's investigation. The Company is unable at this preliminary stage to determine future legal costs or other costs to be incurred in responding to such subpoena or other impact to the Company of such investigation. To date, the Company has incurred approximately $0.5 million in legal fees associated with responding to this subpoena.

     As a result of internal audits conducted by the Company, the Company determined that current and former employees of certain business units have engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, the Company voluntarily disclosed its concerns regarding such cash payments to the U.S. Department of Justice. The Board of Directors has appointed a special committee, consisting of all of its independent directors, to conduct an investigation of these activities. The Company is cooperating with the U.S. Department of Justice. The Company has implemented policies to eliminate such cash payments to industrial customers. During the year ended March 31, 2004, such cash payments to industrial customers represented approximately 0.7% of the Company's consolidated ferrous and non-ferrous yard shipments. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. The Company is not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on the Company, if any, and accordingly, the Company has not recorded any amounts in the financial statements. As of June 30, 2004, the Company has incurred legal and other costs of approximately $1.7 million related to this matter. These expenses are included in general and administrative expenses on the Company's consolidated statement of operations for the three months ended June 30, 2004.

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

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metal Management, Inc. (herein, "Metal Management," the "Company," "we," "us," "our" or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under "Risk Factors" appearing in our Annual Report on Form 10-K for the year ended March 31, 2004, as the same may be amended from time to time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2004 ("Annual Report").

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

RECENT DEVELOPMENTS
     On March 8, 2004, our Board of Directors approved a two-for-one stock split in the form of a stock dividend. The stock dividend was paid on April 20, 2004 to shareholders of record on April 5, 2004. All share and per share amounts have been retroactively adjusted in this report to reflect the stock split.

     As a result of internal audits that we conducted, we determined that current and former employees of certain business units have engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, we voluntarily disclosed our concerns regarding such cash payments to the U.S. Department of Justice. Our Board of Directors appointed a special committee, consisting of all of our independent directors, to conduct an investigation of these activities. We are cooperating with the U.S. Department of Justice. We have implemented policies to eliminate such cash payments to industrial customers. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. We are not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on us, if any, and accordingly, we have not recorded any amounts in the financial statements.

     On June 28, 2004, we entered into a new credit agreement with a consortium of lenders led by LaSalle Bank, N.A. (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $200 million with a maturity date of June 28, 2008. Proceeds from the Credit Agreement were utilized to repay the amounts outstanding under our prior credit agreement and an $18 million term loan.

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

Revenue Recognition
     Our primary source of revenue is from the sale of processed ferrous and non-ferrous scrap metals. We also generate revenue from the brokering of scrap metals or from services performed including, but not limited to, tolling, stevedoring and dismantling. Revenues from processed ferrous and non-ferrous scrap metal sales are recognized when title passes to the customer. Revenues relating to brokered sales are recognized upon receipt of the materials by the customer. Revenues from services are recognized as the service is performed. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are accrued against revenues as incurred.

Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $1.4 million and $1.7 million at June 30, 2004 and March 31, 2004, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions.

     As indicated in our Annual Report under the section entitled "Risk
Factors -- Potential credit losses from our significant customers could adversely affect our results of operations or financial condition," the general weakness in the steel and metals sectors during the period from 1998 to 2001 previously led to bankruptcy filings by many of our customers which caused us to recognize additional allowances for uncollectible accounts receivable. While we believe our allowance for uncollectible accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings.

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

Valuation of Long-Lived Assets and Goodwill
     We apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in assessing the carrying values of our long-lived assets. SFAS No. 142 and SFAS No. 144 both require that a company consider whether circumstances or conditions exist that suggest that the carrying value of a long-lived asset might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

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

     We had previously recorded a full valuation allowance against our net deferred tax assets, including net operating loss ("NOL") carryforwards, due to the uncertainty regarding their ultimate realization. During the year ended March 31, 2004, we reversed most of the valuation allowance recorded against our net deferred tax assets because we now believe it is more likely than not that these deferred tax assets will be realized. Significant judgment is required in these evaluations, and differences in future results from our estimates could result in material differences in the realization of these assets.

     As a result of the utilization of NOL carryforwards, our cash taxes paid are significantly less than our income tax expense. However, our ability to utilize NOL carryforwards could become subject to annual limitations under
Section 382 of the Internal Revenue Code if a change of control occurs, as defined by the Internal Revenue Code, and could result in increased income tax payment obligations.

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

RESULTS OF OPERATIONS

SALES
     Consolidated net sales for the three months ended June 30, 2004 and June 30, 2003 in broad product categories were as follows ($ in thousands):

                                                   JUNE 30, 2004                    JUNE 30, 2003
                                            ---------------------------       --------------------------
COMMODITY                                                NET                              NET
(WEIGHT IN THOUSANDS)                       WEIGHT      SALES       %         WEIGHT     SALES       %
----------------------------------------    ------      -----       -         ------     -----       -
Ferrous metals (tons)                         1,198    $262,576    71.5%      1,085     $153,609    67.7%
Non-ferrous metals (lbs.)                   117,968      88,178    24.0       96,097      49,673    21.9
Brokerage -- ferrous (tons)                      48      11,557     3.1         151       18,595     8.2
Brokerage -- non-ferrous (lbs.)               1,035         995     0.3       1,903          790     0.3
Other                                                     3,870     1.1                    4,315     1.9
                                                       --------    ----                 --------    ----
                                                       $367,176     100%                $226,982     100%
                                                       ========    ====                 ========    ====

     Consolidated net sales increased by $140.2 million (61.8%) to $367.2 million in the three months ended June 30, 2004 compared to consolidated net sales of $227.0 million in the three months ended June 30, 2003. The increase in consolidated net sales was due to higher average selling prices and increased sales volumes.

Ferrous Sales
     Ferrous sales increased by $109.0 million (71.0%) to $262.6 million in the three months ended June 30, 2004 compared to ferrous sales of $153.6 million in the three months ended June 30, 2003. The increase was attributable to higher average selling prices and increased sales volumes. In the three months ended June 30, 2004, the average selling price for ferrous products was approximately $219 per ton, an increase of $77 per ton (54.2%) from the three months ended June 30, 2003. The increase in selling prices for ferrous scrap is evident in data published by the American Metal Market ("AMM"). According to AMM, the average price for #1 Heavy Melting Steel Scrap -- Chicago (which is a common indicator for ferrous scrap) was approximately $195.48 per ton for the three months ended June 30, 2004 compared to $101.36 per ton for the three months ended June 30, 2003. Ferrous volumes increased by 10.4% to 1.2 million tons in the three months ended June 30, 2004 due to increased flows of obsolete scrap into our yards.

     Sales volumes benefited from higher domestic demand for our ferrous scrap. Domestic demand was favorable due to tighter supplies of prompt industrial grades of scrap metal. Domestic demand for scrap metal has also been favorably impacted by higher prices for scrap substitute products such as DRI and HBI relative to obsolete grades of scrap metal, and by lower levels of imports of scrap metal to the U.S. Exports of ferrous scrap were up slightly in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. International demand continues to benefit from the weak U.S. dollar (which makes U.S. scrap more attractive to overseas buyers).

Non-ferrous Sales
     Non-ferrous sales increased by $38.5 million (77.5%) to $88.2 million in the three months ended June 30, 2004 compared to non-ferrous sales of $49.7 million in the three months ended June 30, 2003. The increase was due to higher average selling prices coupled with an increase in sales volumes. In the three months ended June 30, 2004, non-ferrous sales volumes increased by 21.9 million pounds (22.8%) and average selling price for non-ferrous products increased by approximately $.23 per pound (44.2%) to $0.75 per pound compared to the three months ended June 30, 2003. Non-ferrous volumes increased, in part, due to an export vessel of stainless scrap shipped in June 2004. We did not have any export vessel shipments of non-ferrous products during the three months ended June 30, 2003.

     Our non-ferrous operations have benefited from rising prices for aluminum, copper and stainless steel (nickel base metal). The increase in non-ferrous prices is evident in data published by the London Metals Exchange ("LME") and COMEX. According to LME data, average prices for nickel and aluminum were 49% and 22%, respectively, higher in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. According to COMEX data, average prices for copper were 65% higher in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

     Our non-ferrous sales volumes increased due to more demand from our consumers. During the three months ended June 30, 2003, domestic demand was impacted by lower output from U.S. industrial production and international demand was low. The recent improvement in the U.S. economy, coupled with improving economies in other countries, led to increased demand for non-ferrous products, mainly in copper and stainless steel.

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

Brokerage Sales
     Brokerage ferrous sales decreased by $7.0 million (37.6%) to $11.6 million in the three months ended June 30, 2004 compared to brokerage ferrous sales of $18.6 million in the three months ended June 30, 2003. The decrease was a result of a 103,000 ton (68.2%) decrease in brokered ferrous tons. Brokerage ferrous tons sold decreased primarily due to our decision to broker less scrap as a consequence of the significant volatility experienced in ferrous scrap markets over the last nine months. In addition, the three months ended June 30, 2003 included one-time brokerage sales of approximately 41,000 tons which were exported on vessels.

     The decrease in brokerage ferrous tons sold was offset by higher average selling prices for brokered ferrous scrap. The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap metal are generally associated with higher unit prices.

Other Sales
     Other sales are primarily derived from our stevedoring and bus dismantling operations. The decrease in other sales in the three months ended June 30, 2004 is primarily a result of lower stevedoring revenue.

GROSS PROFIT
     Gross profit was $43.4 million (11.8% of sales) in the three months ended June 30, 2004 compared to gross profit of $30.0 million (13.2% of sales) in the three months ended June 30, 2003. The improvement in the gross profit earned was due to higher material margins per ton realized on both ferrous and non-ferrous products sold, offset partially by higher processing expenses.

     Gross profit as a percent of sales declined in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The decline was due to higher material costs recognized as a result of inventories on hand at March 31, 2004 being sold into lower ferrous scrap markets in April and May 2004. However, our gross profit per ton sold increased by almost $10 per ton in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

     Processing costs on a per unit basis increased mainly due to higher freight, labor, repairs, maintenance and waste removal costs. Freight expenses were higher due to increases in ocean vessel costs. The increase in labor costs were due to additional headcount and overtime resulting from the increasing demand for our products. The increase in repairs, maintenance and waste removal costs resulted from additional tons of scrap metal processed.

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses were $17.5 million (4.8% of sales) in the three months ended June 30, 2004 compared to general and administrative expenses of $12.6 million (5.5% of sales) in the three months ended June 30, 2003. The $4.9 million increase is mainly due to higher compensation expense and professional fees. The increase in compensation expense is primarily the result of accruals recorded in connection with employee incentive compensation plans. The compensation plans are generally measured as a function of return on net assets. We recorded $2.9 million of expense in connection with the employee incentive compensation plans during the three months ended June 30, 2004 compared to $0.8 million of expense during the three months ended June 30, 2003.

     Professional fees were $1.9 million higher during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The increase was due to $1.7 million of legal fees and related costs incurred resulting from the investigations performed in connection with our voluntary disclosure to the U.S. Department of Justice regarding cash payments made to certain industrial account suppliers (see the section entitled "Legal Proceedings" in Part II of this report).

DEPRECIATION AND AMORTIZATION
     Depreciation and amortization expense was $4.5 million (1.2% of sales) in the three months ended June 30, 2004 compared to depreciation and amortization expense of $4.6 million (2.0% of sales) in the three months ended June 30, 2003. Our depreciation expense remained unchanged due to our decision to replace older material handling equipment with new equipment financed through operating leases which contain attractive terms compared to purchasing the equipment.

STOCK-BASED COMPENSATION
     Stock-based compensation expense was $1.1 million in the three months ended June 30, 2004 compared to stock-based compensation expense of $32,000 in the three months ended June 30, 2003. The increase is due to expense associated with restricted stock grants made since June 30, 2003. Stock-based compensation expense is recognized for restricted stock awards over the vesting period, which is generally 2 to 4 years.

INCOME FROM JOINT VENTURES
     Income from joint ventures was $3.2 million (0.9% of sales) in the three months ended June 30, 2004 compared to income from joint ventures of $0.9 million (0.4% of sales) in the three months ended June 30, 2003. The income from joint ventures primarily represents our 28.5% share of income from Southern. Southern is primarily a processor of ferrous metals and its results have benefited from increased demand and higher selling prices.

INTEREST EXPENSE
     Interest expense was $1.3 million (0.4% of sales) in the three months ended June 30, 2004 compared to interest expense of $2.3 million (1.0% of sales) in the three months ended June 30, 2003. The decrease was a result of lower borrowings and interest rates. Average borrowings under our credit facilities were approximately $50.4 million in the three months ended June 30, 2004 which was $20.5 million less than average borrowings under our credit facilities in the three months ended June 30, 2003.

     In the three months ended June 30, 2003, we recognized interest expense associated with our $31.5 million, 12.75% junior secured notes. These junior secured notes were repurchased in August and September 2003, partially through a term loan of $20 million bearing interest at 8.50%.

LOSS ON DEBT EXTINGUISHMENT
     During the three months ended June 30, 2004, we recognized a loss on debt extinguishment of $1.7 million associated with the repayment of our previous credit agreement with proceeds from the Credit Agreement (see "Financial Condition -- Indebtedness" below). This amount represents a write-off of unamortized deferred financing costs associated with the previous credit agreement.

INCOME TAXES
     In the three months ended June 30, 2004, we recognized income tax expense of $8.0 million resulting in an effective tax rate of 38.9%. In the three months ended June 30, 2003, our income tax expense was $4.4 million resulting in an effective tax rate of 38.7%. The effective tax rate differs from the federal statutory rate mainly due to state taxes and permanent tax items.

NET INCOME
     Net income was $12.5 million in the three months ended June 30, 2004 compared to net income of $7.0 million in the three months ended June 30, 2003. Net income in the three months ended June 30, 2004 was higher due to higher operating income, income from joint ventures and lower interest expense, offset by the loss on debt extinguishment.

FINANCIAL CONDITION

Cash Flows
     In the three months ended June 30, 2004, our operating activities used net cash of $1.4 million compared to net cash used of $12.8 million in the three months ended June 30, 2003. The use of cash in the three months ended June 30, 2004 was due to an increase in working capital of $25.9 million, which offset the $24.5 million of cash generated from net income, adjusted for non-cash items. The working capital increase was mainly due to lower accounts payable ($33.0 million). Accounts payable decreased due to lower purchase prices for scrap metal in June 2004 as compared to March 2004. In addition, other working capital cash outflows during the three months ended June 30, 2004 included the payment of $11.4 million of incentive compensation that was accrued for at March 31, 2004. An aggregate of 220 employees participated in this payment.

     We used $2.3 million in net cash for investing activities in the three months ended June 30, 2004 compared to the use of net cash of $1.4 million in the three months ended June 30, 2003. In the three months ended June 30, 2004, purchases of property and equipment were $2.7 million, while we generated $0.3 million of cash from the sale of redundant fixed assets.

     We generated $3.9 million in net cash from financing activities in the three months ended June 30, 2004 compared to net cash generated of $14.5 million in the three months ended June 30, 2003. We increased borrowings under our credit facilities by $22.8 million in order to repay an $18 million term loan, fund increases in our working capital and for capital expenditures. We also received $0.5 million of cash from the exercise of stock warrants.

Indebtedness
     At June 30, 2004, our total indebtedness was $49.0 million, an increase of $4.7 million from March 31, 2004. Our primary source of financing is our cash generated from operations supplemented by borrowings under the Credit Agreement.

     The Credit Agreement that we entered into on June 28, 2004 provides for maximum borrowings of $200 million with a maturity date of June 28, 2008. In consideration for the Credit Agreement, we incurred fees and expenses of approximately $1.4 million.

     The Credit Agreement is a revolving credit and letter of credit facility that will support our working capital requirements and is also available for general corporate purposes. Borrowing costs are based on variable rates tied to the prime rate plus a margin or the London Interbank Offered Rate plus a margin. The margin is based on our leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters.

     Borrowings under the Credit Agreement are generally subject to borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable plus the lesser of $65 million or 70% of eligible inventory. Inventories cannot represent more than 40% of the total borrowing base. A security interest in substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries, has been granted to the agent for the lenders as collateral against our obligations under the Credit Agreement. Pursuant to the Credit

Agreement, we pay a fee on the undrawn portion of the facility that is determined by the leverage ratio. As of June 30, 2004, that fee is .30% per annum.

     Under the Credit Agreement, we are required to satisfy specified financial covenants, including a maximum leverage ratio of 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 1.50 to 1.00 and a minimum tangible net worth of not less than the sum of $110 million plus 25% of consolidated net income earned in each fiscal quarter. The leverage ratio and consolidated fixed charge coverage ratio are tested for the twelve-month period ending each fiscal quarter. The Credit Agreement also limits capital expenditures to $20 million for the twelve-month period ending each fiscal quarter.

     The Credit Agreement contains restrictions which, among other things, limit our ability to (i) incur additional indebtedness; (ii) pay dividends under certain conditions; (iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on our assets; and (viii) engage in other matters customarily restricted in such agreements. As of June 30, 2004, we were in compliance with all financial covenants contained in the Credit Agreement. As of July 27, 2004, we had outstanding borrowings of approximately $62 million under the Credit Agreement and undrawn availability of approximately $93 million.

Future Capital Requirements
     We expect to fund our working capital needs, interest payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by undrawn borrowing availability under the Credit Agreement. Our future cash needs will be driven by working capital requirements, planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves. Capital expenditures are planned to be approximately $14 million to $15 million in fiscal 2005.

     In addition, due to favorable financing terms made available by equipment manufacturing vendors, we have entered into operating leases for new equipment. Since April 2002, we have entered into 53 operating leases for equipment which would have cost approximately $13.9 million to purchase. These operating leases are attractive to us since the implied interest rates are lower than interest rates under our credit facilities. We expect to selectively use operating leases for new material handling equipment or trucks required by our operations.

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

     The following table sets forth our known contractual obligations as of June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                     LESS THAN     ONE TO       THREE TO
                                            TOTAL    ONE YEAR    THREE YEARS   FIVE YEARS   THEREAFTER
                                            -----    --------    -----------   ----------   ----------
Long-term debt and capital leases          $49,014    $   321      $   687      $47,959      $    47
Operating leases                            44,868      9,431       11,512        7,304       16,621
Other contractual obligations                2,678      2,120          486           72            0
                                           -------    -------      -------      -------      -------
Total contractual cash obligations         $96,560    $11,872      $12,685      $55,335      $16,668
                                           =======    =======      =======      =======      =======

Other Commitments
     We are required to make contributions to our defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). However, due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount of pension plan asset returns, we are not able to reasonably estimate the amount of future required contributions beyond fiscal 2005. Our minimum required pension contributions for fiscal 2005 will be approximately $1.9 million, of which we contributed $0.4 million during the three months ended June 30, 2004.

     We also enter into letters of credit in the ordinary course of operating and financing activities. As of July 27, 2004, we had outstanding letters of credit of $5.7 million.

     In connection with the management realignment implemented during January 2004 (principally involving our Midwest operations), we paid severance and other expenses of approximately $0.2 million during the three months ended June 30, 2004. The remaining severance and other benefits to be paid is approximately $1.3 million, most of which is payable in July 2005.

Recent Accounting Pronouncements
     In December 2003, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46-R, "Consolidation of Variable Interest Entities" ("FIN 46-R"), which replaces Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46-R addresses how to identify variable interest entities and the criteria that requires a company to consolidate such entities in its financial statements. The adoption of this interpretation had no impact on our consolidated financial statements.

     In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revised statement retains the requirements of the original SFAS No. 132 but requires additional disclosures concerning the economic resources and obligations related to pension plans and other postretirement benefits. We have revised our disclosures to meet the requirements under this standard.

     In December 2003, the SEC issued Staff Accounting Bulleting ("SAB") No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element revenue arrangements as this guidance has been superceded with the issuance of Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB No. 104 had no impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities. We do not use derivative financial instruments. Refer to Item 7A of the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Internal Controls.
     As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). This controls evaluation was done under the supervision and with the participation of management, including Daniel W. Dienst, our Chairman of the Board and Chief Executive Officer ("CEO"), and Robert C. Larry, our Executive Vice President, Finance and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the quarterly report, we present the conclusions of our CEO and CFO about the effectiveness of our disclosure controls based on and as of the date of the controls evaluation.

CEO and CFO Certifications.
     As an exhibit to this report, there are "Certifications" of the CEO and CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the quarterly report is the information concerning the controls evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation.
     The evaluation of our disclosure controls by our CEO and CFO included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this report. Based upon the controls evaluation, our CEO and our CFO have concluded that, subject to the limitations noted above, our disclosure controls and procedures are reasonably effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period. During the three months ended June 30, 2004, the Company identified a material weakness in the design of its system of internal accounting control that may have permitted employees at certain company locations to circumvent federal and state laws relating to the reporting of certain cash payments. The Company voluntarily reported these findings to the U.S. Department of Justice in May 2004 and has implemented a company-wide policy to eliminate cash transactions for the purchase of scrap metals from industrial customers. The Company is cooperating with the U.S. Department of Justice. The Company also identified weaknesses, which collectively constituted a reportable condition, in the design and operation of internal accounting controls over industrial account scrap metal procurement in its Midwest operations relating to segregation of duties, approval of vendors, monitoring of pricing adjustments and check signing procedures. New policies and procedures have been implemented to address each of these weaknesses, including, among other things, by transferring oversight responsibility and control over the Company's industrial accounts payable function to the Company's finance department.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Voluntary Disclosure to Department of Justice
     As a result of internal audits that we conducted, we determined that current and former employees of certain business units have engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, we voluntarily disclosed our concerns regarding such cash payments to the U.S. Department of Justice. The Board of Directors has appointed a special committee, consisting of all of our independent directors, to conduct an investigation of these activities. We are cooperating with the U.S. Department of Justice. We have implemented policies to eliminate such cash payments to industrial customers. During fiscal 2004, such cash payments to industrial customers represented approximately 0.7% of our consolidated ferrous and non-ferrous yard shipments. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. We are not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on us, if any, and accordingly, we have not recorded any amounts in the financial statements. As of June 30, 2004, we have incurred legal and other costs of approximately $1.7 million related to this matter.

     During the period from September 2002 to the present, the Arizona Department of Environmental Quality ("ADEQ") issued five Notices of Violations ("NOVs") to our subsidiary Metal Management Arizona, L.L.C. ("MTLM-Arizona"), for alleged violations at MTLM-Arizona's Tucson and Phoenix facilities including: (i) not developing and submitting a "Solid Waste Facility Site Plan";
(ii) placing shredder residue on a surface that does not meet Arizona's permeability specifications; (iii) alleged failure to follow ADEQ protocol for sampling and analysis of waste from the shredding of motor vehicles at the Phoenix facility; and (iv) use of excavated soil to stabilize railroad tracks adjacent to the Phoenix facility. On September 5, 2003, MTLM-Arizona was notified that ADEQ had referred the outstanding NOV issues to the Arizona Attorney General. Certain of these NOVs have now been resolved, and MTLM-Arizona is cooperating fully with ADEQ and the Arizona Attorney General's office with respect to the remaining issues. We believe that MTLM-Arizona's potential liability and costs of any required remediation in connection with the remaining issues will not be material.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered sales of common stock
     During the three months ended June 30, 2004, we sold 120,000 shares of our common stock pursuant to exercise of warrants held by current and former employees. There were three exercise transactions during the three months ended June 30, 2004 and the average exercise price for each transaction was $4.28 per share. We received proceeds of $513,750 from these sales and used the proceeds to repay borrowings outstanding under our former credit facility. The sales are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the grant of warrants, and the issuance of shares of common stock upon exercise of such warrants, were made to a limited number of our employees and directors without public solicitation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      See Exhibit Index

  (b) Reports on Form 8-K

      We filed a Current Report on Form 8-K dated June 28, 2004, which announced that the Company entered into a new credit agreement with a consortium of lenders led by LaSalle Bank N.A.

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

                                             Date: July 28, 2004

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

 4.1     Credit Agreement, dated as of June 28, 2004, among Metal
         Management, Inc. and LaSalle Bank National Association
         (incorporated by reference to Exhibit 4.1 of the Company's
         Current Report on Form 8-K dated June 28, 2004).

10.1 Employment and Non-Compete Agreement, dated April 26, 2004 between Joseph P. Reinmann and the Company.

31.1     Certification of Daniel W. Dienst pursuant to Section
         240.13a-14(a) and Section 240.15d-14(a) of the Securities
         Exchange Act of 1934, as amended, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Robert C. Larry pursuant to Section
         240.13a-14(a) and Section 240.15d-14(a) of the Securities
         Exchange Act of 1934, as amended, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of Daniel W. Dienst pursuant to 18 U.S.C.
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Robert C. Larry pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.