Form 10-Q
period 2004-09-30
METAL MANAGEMENT INC
filed 2004-11-01
CIK 795665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     As of October 19, 2004, the registrant had 23,677,587 shares of common stock outstanding.

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I:     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Consolidated Statements of Operations -- three and six
              months ended September 30, 2004 and 2003 (unaudited)            1

            Consolidated Balance Sheets -- September 30, 2004 and March
              31, 2004 (unaudited)                                            2

            Consolidated Statements of Cash Flows -- six months ended
              September 30, 2004 and 2003 (unaudited)                         3

            Consolidated Statement of Stockholders' Equity -- six months
              ended September 30, 2004 (unaudited)                            4

            Notes to Consolidated Financial Statements (unaudited)            5

ITEM 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      14

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk       23

ITEM 4.     Controls and Procedures                                          23

PART II:    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                25

ITEM 2.     Changes in Securities, Use of Proceeds and Issuer Purchases
              of Equity Securities                                           25

ITEM 4.     Submission of Matters to a Vote of Security Holders              25

ITEM 6.     Exhibits and Reports on Form 8-K                                 26

            Signatures                                                       27

            Exhibit Index                                                    28

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                         ------------------               ----------------
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                        2004            2003            2004            2003
                                        ----            ----            ----            ----
NET SALES                             $425,007        $230,048        $792,183        $457,030
Cost of sales (excluding
  depreciation)                        350,066         198,553         673,845         395,511
                                      --------        --------        --------        --------
Gross profit                            74,941          31,495         118,338          61,519
Operating expenses:
  General and administrative            17,216          13,160          34,686          25,724
  Depreciation and amortization          4,680           4,439           9,209           9,056
  Stock-based compensation               1,104              46           2,171              78
                                      --------        --------        --------        --------
Total operating expenses                23,000          17,645          46,066          34,858
                                      --------        --------        --------        --------
OPERATING INCOME                        51,941          13,850          72,272          26,661

Income from joint ventures               4,707           1,045           7,937           1,930
Interest expense                          (921)         (1,966)         (2,234)         (4,228)
Loss on debt extinguishment                  0            (363)         (1,653)           (363)
Interest and other income
  (expense)                                 41            (119)            (65)           (110)
                                      --------        --------        --------        --------

Income before income taxes              55,768          12,447          76,257          23,890
Provision for income taxes              21,715           4,953          29,679           9,377
                                      --------        --------        --------        --------
NET INCOME                            $ 34,053        $  7,494        $ 46,578        $ 14,513
                                      ========        ========        ========        ========

EARNINGS PER SHARE:
  Basic                               $   1.48        $   0.35        $   2.03        $   0.70
                                      ========        ========        ========        ========
  Diluted                             $   1.40        $   0.34        $   1.92        $   0.67
                                      ========        ========        ========        ========

SHARES USED IN COMPUTATION OF
  EARNINGS PER SHARE:
  Basic                                 22,986          21,220          22,967          20,840
                                      ========        ========        ========        ========
  Diluted                               24,357          22,246          24,259          21,725
                                      ========        ========        ========        ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                              SEPTEMBER 30,   MARCH 31,
                                                                  2004          2004
                                                                  ----          ----
                           ASSETS
Current assets:
  Cash and cash equivalents                                     $  1,791      $  1,155
  Accounts receivable, net                                       155,710       146,427
  Inventories                                                    103,524        80,128
  Deferred income taxes                                            4,201         4,201
  Prepaid expenses and other assets                                5,531         3,216
                                                                --------      --------
     TOTAL CURRENT ASSETS                                        270,757       235,127

Property and equipment, net                                      109,489       114,708
Goodwill and other intangibles, net                                2,597         2,690
Deferred financing costs, net                                      2,355         3,001
Deferred income taxes                                             15,757        39,772
Investments in joint ventures                                     18,326        10,592
Other assets                                                       1,083           526
                                                                --------      --------
                        TOTAL ASSETS                            $420,364      $406,416
                                                                ========      ========


            LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                             $    350      $    471
  Accounts payable                                               124,665       128,552
  Other accrued liabilities                                       26,325        25,364
                                                                --------      --------
     TOTAL CURRENT LIABILITIES                                   151,340       154,387

Long-term debt, less current portion                              12,321        43,826
Other liabilities                                                  2,702         5,364
                                                                --------      --------
     TOTAL LONG-TERM LIABILITIES                                  15,023        49,190

Stockholders' equity:
  Preferred stock                                                      0             0
  Common stock                                                       236           234
  Warrants                                                           427           427
  Additional paid-in capital                                     149,730       146,969
  Deferred stock-based compensation                               (6,474)       (8,295)
  Accumulated other comprehensive loss                            (2,303)       (2,303)
  Retained earnings                                              112,385        65,807
                                                                --------      --------
     TOTAL STOCKHOLDERS' EQUITY                                  254,001       202,839
                                                                --------      --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $420,364      $406,416
                                                                ========      ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                     SIX MONTHS ENDED
                                                                     ----------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2004             2003
                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  46,578         $14,513
Adjustments to reconcile net income to cash flows from
  operating activities:
     Depreciation and amortization                                  9,209           9,056
     Deferred income taxes                                         25,381           8,848
     Income from joint ventures                                    (7,937)         (1,930)
     Stock-based compensation                                       2,171              78
     Amortization of debt issuance costs                              411             768
     Loss on debt extinguishment                                    1,653             363
     Other                                                            569             613
Changes in assets and liabilities:
     Accounts receivable                                           (9,475)        (19,864)
     Inventories                                                  (23,396)          3,289
     Accounts payable                                              (3,887)          2,334
     Other                                                         (4,877)         (4,624)
                                                                ---------         -------
Net cash provided by operating activities                          36,400          13,444

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (5,055)         (3,850)
  Proceeds from sale of property and equipment                        987             317
  Other                                                               302             (38)
                                                                ---------         -------
Net cash used in investing activities                              (3,766)         (3,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on credit agreement, net of repayments                     0           2,632
  Issuances of long-term debt                                     812,260          20,024
  Repayments of long-term debt                                   (843,886)           (159)
  Repurchase of junior secured notes                                    0         (31,896)
  Proceeds from exercise of stock options and warrants              1,047           3,097
  Fees paid to issue long-term debt                                (1,419)         (2,893)
                                                                ---------         -------
Net cash used in financing activities                             (31,998)         (9,195)
                                                                ---------         -------

Net increase in cash and cash equivalents                             636             678
Cash and cash equivalents at beginning of period                    1,155             869
                                                                ---------         -------

Cash and cash equivalents at end of period                      $   1,791         $ 1,547
                                                                =========         =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                   $   1,819         $ 4,369
                                                                =========         =======
Income taxes paid                                               $   1,805         $   581
                                                                =========         =======

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)

                                                                                             ACCUMULATED
                                COMMON STOCK                  ADDITIONAL      DEFERRED          OTHER
                                ------------                   PAID-IN      STOCK-BASED     COMPREHENSIVE    RETAINED
                              SHARES    AMOUNT    WARRANTS     CAPITAL      COMPENSATION        LOSS         EARNINGS     TOTAL
                              ------    ------    --------     -------      ------------        ----         --------     -----
BALANCE AT MARCH 31, 2004     23,355     $234       $427       $146,969       $(8,295)         $(2,303)      $ 65,807    $202,839

Issuance of restricted
  stock                           20        0          0            350          (350)               0              0           0

Exercise of stock options
  and warrants and related
  tax benefits                   262        2          0          2,411             0                0              0       2,413

Amortization of
  stock-based compensation         0        0          0              0         2,171                0              0       2,171

Net income                         0        0          0              0             0                0         46,578      46,578
                              ------     ----       ----       --------       -------          -------       --------    --------
BALANCE AT SEPTEMBER 30,
  2004                        23,637     $236       $427       $149,730       $(6,474)         $(2,303)      $112,385    $254,001
                              ======     ====       ====       ========       =======          =======       ========    ========

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

     The Company has one reportable segment operating in the scrap metal recycling industry, as determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information."

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

     Total shares of restricted stock outstanding at September 30, 2004 and March 31, 2004 was 538,338 and 518,938, respectively. At September 30, 2004, the amount of related deferred stock-based compensation reflected in Stockholders' Equity in the consolidated balance sheet was $6.5 million. An aggregate of 7,500 and 19,500 shares of restricted stock, respectively, were granted in the three and six months ended September 30, 2004. The Company recorded stock-based compensation expense related to restricted stock of approximately $1.1 million and $2.2 million in the three and six months ended September 30, 2004, respectively, and $38,000 and $70,000 in the three and six months ended September 30, 2003, respectively.

Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense for stock options and warrants is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the exercise price of the stock option or warrant. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company's common stock. Such value is recognized as expense over the vesting period of the award. The vesting periods range from 2 to 4 years. To the extent restricted stock awards are forfeited prior to vesting, the previously recognized expense is reversed to stock-based compensation expense.

     The following table illustrates the pro forma effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation (in thousands, except for earnings per share):

                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                 ------------------                    ----------------
                           SEPTEMBER 30,    SEPTEMBER 30,       SEPTEMBER 30,    SEPTEMBER 30,
                               2004             2003                2004             2003
                               ----             ----                ----             ----
Net income, as reported       $34,053          $7,494              $46,578          $14,513
Add: Stock-based
  employee compensation
  expense included in
  reported net income,
  net of related tax
  effects                         674              28                1,326               47
Deduct: Total
  stock-based employee
  compensation expense
  determined under the
  fair value method for
  all awards, net of
  related tax effects          (1,094)           (918)              (2,116)          (1,096)
                              -------          ------              -------          -------
PRO FORMA NET INCOME          $33,633          $6,604              $45,788          $13,464
                              =======          ======              =======          =======
Earnings per share:
  Basic -- as reported        $  1.48          $ 0.35              $  2.03          $  0.70
                              =======          ======              =======          =======
  Basic -- pro forma          $  1.46          $ 0.31              $  1.99          $  0.65
                              =======          ======              =======          =======
  Diluted -- as
     reported                 $  1.40          $ 0.34              $  1.92          $  0.67
                              =======          ======              =======          =======
  Diluted -- pro forma        $  1.38          $ 0.30              $  1.89          $  0.62
                              =======          ======              =======          =======

NOTE 2 -- EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants. The following is a reconciliation of the numerators and denominators used in computing EPS (in thousands, except for earnings per share):

                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                 ------------------                    ----------------
                           SEPTEMBER 30,    SEPTEMBER 30,       SEPTEMBER 30,    SEPTEMBER 30,
                               2004             2003                2004             2003
                               ----             ----                ----             ----
NUMERATOR:
Net income                    $34,053          $7,494              $46,578          $14,513
                              =======          ======              =======          =======
DENOMINATOR:
Weighted average number
  of shares outstanding        22,986          21,220               22,967           20,840
Incremental common
  shares attributable
  to dilutive stock
  options and warrants          1,229           1,026                1,195              885
Incremental common
  shares attributable
  to restricted stock             142               0                   97                0
                              -------          ------              -------          -------
Weighted average number
  of diluted shares
  outstanding                  24,357          22,246               24,259           21,725
                              =======          ======              =======          =======
Basic earnings per
  share                       $  1.48          $ 0.35              $  2.03          $  0.70
                              =======          ======              =======          =======
Diluted earnings per
  share                       $  1.40          $ 0.34              $  1.92          $  0.67
                              =======          ======              =======          =======

     For the three and six months ended September 30, 2004, options and warrants to purchase 360,000 and 453,105 shares of common stock, respectively, were excluded from the diluted EPS calculation. For the three and six months ended September 30, 2003, options and warrants to purchase 1,393,438 and 1,853,438 shares of common stock, respectively, were excluded from the diluted EPS calculation. These shares were excluded from the diluted EPS calculation as the option and warrant exercise prices were greater than the average market price of the Company's common stock for the respective periods.

NOTE 3 -- SUPPLEMENTAL INFORMATION

Inventories
     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following at (in thousands):

                                              SEPTEMBER 30,    MARCH 31,
                                                  2004           2004
                                              -------------    ---------
Ferrous metals                                  $ 68,692        $50,115
Non-ferrous metals                                34,633         29,809
Other                                                199            204
                                                --------        -------
                                                $103,524        $80,128
                                                ========        =======

Property and Equipment
     Property and equipment consisted of the following at (in thousands):

                                              SEPTEMBER 30,    MARCH 31,
                                                  2004           2004
                                              -------------    ---------
Land and improvements                           $ 30,665       $ 30,989
Buildings and improvements                        21,829         20,662
Operating machinery and equipment                 97,997         96,284
Automobiles and trucks                             9,480          9,376
Computer equipment and software                    2,375          2,207
Furniture, fixture and office equipment              873            788
Construction in progress                             786            446
                                                --------       --------
                                                 164,005        160,752
Less -- accumulated depreciation                 (54,516)       (46,044)
                                                --------       --------
                                                $109,489       $114,708
                                                ========       ========

Other Accrued Liabilities
     Other accrued liabilities consisted of the following at (in thousands):

                                              SEPTEMBER 30,    MARCH 31,
                                                  2004           2004
                                              -------------    ---------
Accrued employee compensation and benefits       $11,429        $15,469
Accrued insurance                                  3,422          2,722
Accrued income taxes                               5,172          2,679
Accrued real and personal property taxes           2,513          1,675
Other                                              3,789          2,819
                                                 -------        -------
                                                 $26,325        $25,364
                                                 =======        =======

Accrued Severance and Other Charges
     During the year ended March 31, 2004, the Company implemented a management realignment that resulted in the recognition of $6.2 million of charges consisting mainly of employee termination benefits. The Company recorded the following activity in the six months ended September 30, 2004 to the accrued severance and other charges liability (in thousands):

                                              SEVERANCE
                                              AND OTHER
                                               CHARGES
                                              ---------
Reserve balance at March 31, 2004              $1,571
Charge to income                                    0
Cash payments                                    (293)
                                               ------
Reserve balance at September 30, 2004          $1,278
                                               ======

     As of September 30, 2004, the entire reserve balance is included in other accrued liabilities (classified as a current liability) on the Company's consolidated balance sheet as the obligations are scheduled to be paid by July 2005.

NOTE 4 -- GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles consisted of the following at (in thousands):

                                    SEPTEMBER 30, 2004                  MARCH 31, 2004
                                    ------------------                  --------------
                                  GROSS                             GROSS
                                 CARRYING       ACCUMULATED        CARRYING       ACCUMULATED
                                  AMOUNT        AMORTIZATION        AMOUNT        AMORTIZATION
                                  ------        ------------        ------        ------------
Other intangibles:
  Customer lists                  $1,280           $(171)           $1,280           $(128)
  Non-compete agreement              240            (100)              240             (70)
  Pension intangible                 192               0               192               0

Goodwill                           1,156               0             1,176               0
                                  ------           -----            ------           -----
  Goodwill and other
     intangibles                  $2,868           $(271)           $2,888           $(198)
                                  ======           =====            ======           =====

     The decrease in goodwill in the six months ended September 30, 2004 was due to settlements relating to contingent consideration payable in connection with two acquisitions.

     Total amortization expense for other intangibles in the three and six months ended September 30, 2004 was $37,000 and $73,000, respectively. Based on the other intangibles recorded as of September 30, 2004, annual amortization expense for other intangibles will be approximately $0.1 million for each of the next five fiscal years.

NOTE 5 -- LONG-TERM DEBT

     Long-term debt consisted of the following at (in thousands):

                                              SEPTEMBER 30,    MARCH 31,
                                                  2004           2004
                                              -------------    ---------
Credit Agreement:
  Revolving credit facility                      $10,000        $23,478
  Term loan                                            0         17,900
Other debt (including capital leases)              2,671          2,919
                                                 -------        -------
                                                  12,671         44,297
Less -- current portion of long-term debt           (350)          (471)
                                                 -------        -------
                                                 $12,321        $43,826
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

     The Credit Agreement is a revolving credit and letter of credit facility that supports the Company's working capital requirements and is also available for general corporate purposes. Borrowing costs are based on variable rates tied to the prime rate plus a margin or the London Interbank Offered Rate plus a margin. The margin is based on the Company's leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters. Proceeds from the Credit Agreement were utilized to repay the amounts outstanding under the Company's prior credit agreement and a previously outstanding $18 million term loan.

     Borrowings under the Credit Agreement are generally subject to borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable plus the lesser of $65 million or 70% of eligible inventory. Inventories cannot represent more than 40% of the borrowing base. A security interest in substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, has been granted to the agent for the lenders as collateral against the obligations of the Company under the Credit Agreement. Pursuant to the Credit Agreement, the Company pays a fee on the undrawn portion of the facility that is determined by the leverage ratio. As of September 30, 2004, that fee is .30% per annum.

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

     As a result of the repayment of amounts outstanding under the Company's prior credit agreement, the Company recognized a loss on debt extinguishment of approximately $1.7 million in the six months ended September 30, 2004. This amount represents the write-off of a portion of the unamortized deferred financing costs associated with the prior credit agreement.

NOTE 6 -- EMPLOYEE BENEFIT PLANS

     The Company sponsors three defined benefit pension plans for employees at certain of its subsidiaries. The Company's funding policy for the pension plans is to contribute amounts required to meet regulatory requirements. The components of net pension costs were as follows (in thousands):

                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                             ------------------------------    ------------------------------
                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                 2004             2003             2004             2003
                             -------------    -------------    -------------    -------------
Service cost                     $  31            $  29            $  65            $  58
Interest cost                      180              174              348              348
Expected return on plan
  assets                          (157)            (132)            (315)            (264)
Amortization of prior
  service cost                      23               24               47               47
Recognized net actuarial
  loss                              33               30               66               60
                                 -----            -----            -----            -----
Net periodic benefit cost        $ 110            $ 125            $ 211            $ 249
                                 =====            =====            =====            =====

     In the six months ended September 30, 2004, the Company made cash contributions of $1.2 million to its pension plans. Based on estimates provided by its actuaries, the Company expects to make cash funding contributions to its pension plans of approximately $0.1 million by March 31, 2005 and $1.0 million for the year ending March 31, 2006.

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

     Recent amendments to CERCLA have limited the exposure of scrap metal recyclers for sales of certain recyclable material under certain circumstances. However, the recycling defense is subject to a number of exceptions. Because CERCLA can be imposed retroactively on shipments that occurred many years ago, and because EPA and state agencies are still discovering sites that present problems to public health or the environment, the Company can provide no assurance that it will not become liable in the future for significant costs associated with investigation and remediation of CERCLA waste sites.

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

     As a result of internal audits conducted by the Company, the Company determined that current and former employees of certain business units have engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, the Company voluntarily disclosed its concerns regarding such cash payments to the U.S. Department of Justice. The Board of Directors has appointed a special committee, consisting of all of its independent directors, to conduct an investigation of these activities. The Company is cooperating with the U.S. Department of Justice. The Company has implemented policies to eliminate such cash payments to industrial customers. During the year ended March 31, 2004, such cash payments to industrial customers represented approximately 0.7% of the Company's consolidated ferrous and non-ferrous yard shipments. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. The Company is not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on the Company, if any, and accordingly, the Company has not recorded any amounts in the financial statements. The Company has incurred legal and other costs related to this matter of approximately $0.5 million and $2.1 million in the three and six months ended September 30, 2004, respectively. These expenses are included in general and administrative expenses on the Company's consolidated statement of operations.

     From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. A significant portion of these matters result from environmental compliance issues and workers' compensation related claims arising from the Company's operations. There are presently no legal proceedings pending against the Company, which, in the opinion of the Company's management, is likely to have a material adverse effect on its business, financial condition or results of operations.

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

BUSINESS OVERVIEW
     We are one of the largest full-service metals recyclers in the United States, with recycling facilities located in 13 states. We enjoy leadership positions in many major metropolitan markets, including Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, Phoenix, Salt Lake City, Toledo and Tucson. We have a 28.5% equity ownership position in Southern Recycling, L.L.C. ("Southern"), one of the largest scrap metals recyclers in the Gulf Coast region. Our operations primarily involve the collection and processing of ferrous and non-ferrous scrap metals. We collect industrial scrap metal and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metal brokers. In addition to buying, processing and selling ferrous and non-ferrous scrap metals, we are periodically retained as demolition contractors in certain of our large metropolitan markets in which we dismantle obsolete machinery, buildings and other structures containing metal and, in the process, collect both the ferrous and non-ferrous metals from these sources. At certain of our locations adjacent to commercial waterways, we provide stevedoring services. We also operate a bus dismantling business combined with a bus replacement parts business in Newark, New Jersey.

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

RECENT EVENTS
     On September 3, 2004, Michael W. Tryon resigned from all officer positions with the Company and its subsidiaries including the positions of President and Chief Operating Officer of the Company. Effective September 3, 2004, Daniel W. Dienst, Chairman and Chief Executive Officer, was appointed President. We eliminated the position of Chief Operating Officer.

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

Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $1.6 million and $1.7 million at September 30, 2004 and March 31, 2004, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions.

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

Valuation of Long-Lived Assets and Goodwill
     We apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-

Lived Assets," in assessing the carrying values of our long-lived assets. SFAS No. 142 and SFAS No. 144 both require that a company consider whether circumstances or conditions exist that suggest that the carrying value of a long-lived asset might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

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

     We had previously recorded a full valuation allowance against our net deferred tax assets, including net operating loss ("NOL") carryforwards, due to the uncertainty regarding their ultimate realization. In the year ended March 31, 2004, we reversed most of the valuation allowance recorded against our net deferred tax assets because we now believe it is more likely than not that these deferred tax assets will be realized. Significant judgment is required in these evaluations, and differences in future results from our estimates could result in material differences in the realization of these assets.

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

RESULTS OF OPERATIONS

SALES
     Consolidated net sales for the three months ended September 30, 2004 and 2003 in general product categories were as follows ($ in thousands):

                                                SEPTEMBER 30, 2004                SEPTEMBER 30, 2003
                                            ---------------------------       ---------------------------
COMMODITY                                                NET                               NET
(WEIGHT IN THOUSANDS)                       WEIGHT      SALES       %         WEIGHT      SALES       %
----------------------------------------    ------      -----       -         ------      -----       -
Ferrous metals (tons)                         1,106    $302,873    71.3%        1,126    $165,843    72.1%
Non-ferrous metals (lbs.)                   134,471     103,850    24.4       104,233      53,767    23.4
Brokerage -- ferrous (tons)                      51      12,364     2.9            33       5,368     2.3
Brokerage -- non-ferrous (lbs.)                 408         357     0.1           987         462     0.2
Other                                                     5,563     1.3                     4,608     2.0
                                                       --------    ----                  --------    ----
                                                       $425,007     100%                 $230,048     100%
                                                       ========    ====                  ========    ====

     Consolidated net sales for the six months ended September 30, 2004 and 2003 in general product categories were as follows ($ in thousands):

                                                SEPTEMBER 30, 2004                SEPTEMBER 30, 2003
                                            ---------------------------       ---------------------------
COMMODITY                                                NET                               NET
(WEIGHT IN THOUSANDS)                       WEIGHT      SALES       %         WEIGHT      SALES       %
----------------------------------------    ------      -----       -         ------      -----       -
Ferrous metals (tons)...................      2,304    $565,449    71.4%        2,211    $319,452    69.9%
Non-ferrous metals (lbs.)...............    252,439     192,028    24.2       200,330     103,440    22.6
Brokerage-ferrous (tons)................         99      23,921     3.0           184      23,963     5.2
Brokerage-non-ferrous (lbs.)............      1,443       1,352     0.2         2,890       1,252     0.3
Other...................................                  9,433     1.2                     8,923     2.0
                                                       --------    ----                  --------    ----
                                                       $792,183     100%                 $457,030     100%
                                                       ========    ====                  ========    ====

     Consolidated net sales increased by $195.0 million (84.8%) and $335.2 million (73.3%) to $425.0 million and $792.2 million in the three and six month periods ended September 30, 2004, respectively, compared to consolidated net sales of $230.0 million and $457.0 million in the three and six month periods ended September 30, 2003, respectively. The increase in consolidated net sales was primarily due to higher average selling prices and increased volumes.

Ferrous Sales
     Ferrous sales increased by $137.1 million (82.7%) and $245.9 million (77.0%) to $302.9 million and $565.4 million in the three and six months ended September 30, 2004, respectively, compared to ferrous sales of $165.8 million and $319.5 million in the three and six months ended September 30, 2003, respectively. The increase was attributable to higher average selling prices and an increase in sales volumes in the six months ended September 30, 2004. The increase in the three months ended September 30, 2004 over the comparable prior year period was due to higher average selling prices which increased by $127 per ton (86.3%) to $274 per ton, slightly offset by sales volumes which declined by 20,000 tons (1.8%). The increase in the six months ended September 30, 2004 over the comparable prior year period was due to higher average selling prices, which increased by $101 per ton (69.9%) to $245 per ton and sales volumes which increased by 93,000 tons (4.2%).

     The increase in selling prices for ferrous scrap is evident in data published by the American Metal Market ("AMM"). According to AMM data, the average price for #1 Heavy Melting Steel Scrap -- Chicago (which is a common indicator for ferrous scrap) was approximately $230 per ton and $213 per ton for the three and six months ended September 30, 2004, respectively, compared to $113 per ton and $107 per ton for the three and six months ended September 30, 2003, respectively.

     Sales volumes in the six months ended September 30, 2004 benefited from higher domestic demand for our ferrous scrap. Domestic demand and scrap prices continue to be favorable partly due to tighter supplies of prompt industrial grades of scrap metal. Domestic demand for scrap metal has also been favorably impacted by higher prices for scrap substitute products such as DRI and HBI relative to obsolete grades of scrap metal, and by lower levels of imports of scrap metal to the U.S. Exports of ferrous scrap decreased compared to the prior year periods due to lower demand from certain countries and more favorable domestic markets for ferrous scrap.

Non-ferrous Sales
     Non-ferrous sales increased by $50.1 million (93.1%) and $88.6 million (85.6%) to $103.9 million and $192.0 million in the three and six months ended September 30, 2004, respectively, compared to non-ferrous sales of $53.8 million and $103.4 million in the three and six months ended September 30, 2003, respectively. The increase was due to higher average selling prices coupled with an increase in sales volumes. In the three and six months ended September 30, 2004, non-ferrous sales volumes increased by 30.2 million pounds (29.1%) and
52.1 million pounds (26.0%), respectively, and average selling price for non-ferrous products increased by approximately $.25 per pound (48.1%) and $.24 per pound (46.1%), respectively, compared to the three and six months ended September 30, 2003.

     Our non-ferrous operations have benefited from rising prices for aluminum, copper and stainless steel (nickel base metal). The increase in non-ferrous prices is evident in data published by the London Metals Exchange ("LME") and COMEX. According to LME data, average prices for nickel and aluminum were 49% and 20% higher, respectively, in the six months ended September 30, 2004 compared to the six months ended September 30, 2003. According to COMEX data, average prices for copper were 62% higher in the six months ended September 30, 2004 compared to the six months ended September 30, 2003.

     Our non-ferrous sales volumes increased due to our efforts to expand that product line and reflected greater demand from our non-ferrous consumers. In the six months ended September 30, 2003, domestic supply of non-ferrous metals was impacted by lower output from U.S. industrial production and international demand was lower than the six months ended September 30, 2004. The recent improvement in the U.S. economy, coupled with improving economies in other countries, led to increased supply and demand for non-ferrous products, mainly in copper and stainless steel.

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

Brokerage Sales
     Brokerage ferrous sales increased by $7.0 million (129.6%) to $12.4 million in the three months ended September 30, 2004 compared to brokerage ferrous sales of $5.4 million in the three months ended September 30, 2003. The increase was primarily the result of a $79 per ton (48.5%) increase in average selling price for brokered ferrous products. In the six months ended September 30, 2004, brokerage ferrous sales remained flat compared to the six months ended September 30, 2003, primarily due to fewer tons brokered offset by higher average selling prices.

     The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap metal are generally associated with higher unit prices.

Other Sales
     Other sales are primarily derived from our stevedoring and bus dismantling operations. The increase in other sales in the three and six months ended September 30, 2004 is primarily a result of higher stevedoring revenue.

GROSS PROFIT
     Gross profit was $74.9 million (17.6% of sales) and $118.3 million (14.9% of sales) in the three and six months ended September 30, 2004, respectively, compared to gross profit of $31.5 million (13.7% of sales) and $61.5 million (13.5% of sales) in the three and six months ended September 30, 2003, respectively. The improvement in the amount of gross profit earned was due to higher material margins per ton realized on both ferrous and non-ferrous products sold, partially offset by higher processing expenses.

     Processing costs on a per unit basis increased mainly due to higher freight, labor, repairs, maintenance, fuel and operating supplies costs. Freight expenses were higher due to increases in ocean vessel costs. The increase in labor costs were due to additional headcount and overtime resulting from the increasing demand for our products. The increase in repairs, maintenance, fuel and operating supplies resulted from additional tons of scrap metal processed.

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses were $17.2 million (4.1% of sales) and $34.7 million (4.4% of sales) in the three and six months ended September 30, 2004, respectively, compared to general and administrative expenses of $13.2 million (5.7% of sales) and $25.7 million (5.6% of sales) in the three and six months ended September 30, 2003, respectively. The increase is mainly due to higher compensation expense and professional fees.

     The increase in compensation expense is the result of accruals recorded in connection with employee incentive compensation plans and costs associated with newly hired employees. The compensation plans are generally measured as a function of return on net assets. We recorded $3.9 million and $6.8 million of expense in connection with the employee incentive compensation plans in the three and six months ended September 30, 2004, respectively, compared to $2.4 million and $3.2 million of expense in the three and six months ended September 30, 2003, respectively.

     Professional fees were $0.9 million and $2.8 million higher in the three and six months ended September 30, 2004, respectively, compared to the three and six months ended September 30, 2003. The increase was primarily due to $0.5 million and $2.1 million of legal fees and related costs incurred in the three and six months ending September 30, 2004, respectively, resulting from the investigations performed in connection with our voluntary disclosure to the U.S. Department of Justice regarding cash payments made to certain industrial account suppliers (see the section entitled "Legal Proceedings" in Part II of this report).

DEPRECIATION AND AMORTIZATION
     Depreciation and amortization expense was $4.7 million (1.1% of sales) and $9.2 million (1.2% of sales) in the three and six months ended September 30, 2004, respectively, compared to depreciation and amortization expense of $4.4 million (1.9% of sales) and $9.1 million (2.0% of sales) in the three and six months ended September 30, 2003, respectively. Our depreciation expense remained relatively unchanged due to our decision to acquire new material handling equipment financed through operating leases which contain attractive terms compared to purchasing the equipment.

STOCK-BASED COMPENSATION
     Stock-based compensation expense was $1.1 million and $2.2 million in the three and six months ended September 30, 2004, respectively, compared to stock-based compensation expense of $46,000 and $78,000 in the three and six months ended September 30, 2003, respectively. The increase is due to expense associated with restricted stock grants made since September 30, 2003. Stock-based compensation expense is recognized for restricted stock awards over the vesting period, which is generally 2 to 4 years.

INCOME FROM JOINT VENTURES
     Income from joint ventures was $4.7 million (1.1% of sales) and $7.9 million (1.0% of sales) in the three and six months ended September 30, 2004, respectively, compared to income from joint ventures of $1.0 million (0.5% of sales) and $1.9 million (0.4% of sales) in the three and six months ended September 30, 2003, respectively. The income from joint ventures primarily represents our 28.5% share of income from

Southern. Southern is primarily a processor of ferrous metals and its operating results have also benefited from increased demand and strong market conditions.

INTEREST EXPENSE
     Interest expense was $0.9 million (0.2% of sales) and $2.2 million (0.3% of sales) in the three and six months ended September 30, 2004, respectively, compared to interest expense of $2.0 million (0.9% of sales) and $4.2 million (0.9% of sales) in the three and six months ended September 30, 2003, respectively. The decrease was a result of lower debt and interest rates. Average debt was approximately $48 million and $55 million in the three and six months ended September 30, 2004, respectively, compared to average debt of approximately $92 million and $96 million in the three and six months ended September 30, 2003, respectively.

     Interest expense was also higher in the prior year periods due to interest associated with $31.5 million, 12.75% junior secured notes which were repurchased in August 2003 and September 2003.

LOSS ON DEBT EXTINGUISHMENT
     In the six months ended September 30, 2004, we recognized a loss on debt extinguishment of $1.7 million associated with the repayment of our previous credit agreement with proceeds from the Credit Agreement (see "Liquidity and Capital Resources -- Indebtedness" below). This amount represents a write-off of a portion of the unamortized deferred financing costs associated with the previous credit agreement.

     In the three and six months ended September 30, 2003, we recognized a loss on debt extinguishment of $0.4 million associated with the repurchase and redemption of our $31.5 million, 12.75% junior secured notes in August 2003 and September 2003. This amount represents a premium paid to accomplish a repurchase of a junior secured note.

INCOME TAXES
     In the three and six months ended September 30, 2004, we recognized income tax expense of $21.7 million and $29.7 million, respectively, resulting in an effective tax rate of 38.9%. In the three and six months ended September 30, 2003, our income tax expense was $5.0 million and $9.4 million, respectively, resulting in an effective tax rate of 39.8% and 39.3%, respectively. The effective tax rate differs from the federal statutory rate mainly due to state taxes and permanent tax items.

     Our cash taxes paid have been significantly lower than our income tax expense due to the utilization of NOL carryforwards and other deferred tax assets. As a result of our strong operating performance, we expect to fully utilize our federal NOL carryforwards by the end of fiscal 2005 which will increase cash tax payment obligations.

NET INCOME
     Net income was $34.1 million and $46.6 million in the three and six months ended September 30, 2004, respectively, compared to net income of $7.5 million and $14.5 million in the three and six months ended September 30, 2003, respectively. Net income was higher due to higher operating income, income from joint ventures and lower interest expense, offset by the loss on debt extinguishment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
     In the six months ended September 30, 2004, our operating activities generated net cash of $36.4 million compared to net cash generated of $13.4 million in the six months ended September 30, 2003. Cash provided by operating activities in the six months ended September 30, 2004 was due to cash generated from net income, adjusted for non-cash items, of $78.0 million, that was offset by a $41.6 million increase in working capital. The working capital increase was mainly due to higher accounts receivable ($9.5 million), higher inventories ($23.4 million) and lower accounts payable ($3.9 million). Accounts receivable and inventories increased due to higher sales and purchase prices for scrap metals.

     We used $3.8 million in net cash for investing activities in the six months ended September 30, 2004 compared to net cash used of $3.6 million in the six months ended September 30, 2003. In the six months ended September 30, 2004, purchases of property and equipment were $5.1 million, while we generated $1.0 million of cash from the sale of redundant fixed assets, including a small parcel of land in Arizona.

     In the six months ended September 30, 2004, we used $32.0 million of net cash for financing activities compared to net cash used of $9.2 million in the six months ended September 30, 2003. We reduced debt by $31.6 million through cash generated from operations. We also received $1.0 million of cash from the exercise of stock warrants.

Indebtedness
     At September 30, 2004, our total indebtedness was $12.7 million, a decrease of $31.6 million from March 31, 2004. Our primary source of financing is our cash generated from operations supplemented by borrowings under the Credit Agreement.

     The Credit Agreement that we entered into on June 28, 2004 provides for maximum borrowings of $200 million with a maturity date of June 28, 2008. In consideration for the Credit Agreement, we incurred fees and expenses of approximately $1.4 million.

     The Credit Agreement is a revolving credit and letter of credit facility that supports our working capital requirements and is also available for general corporate purposes. Borrowing costs are based on variable rates tied to the prime rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. The margin is based on our leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters. Based on our current leverage ratio, our LIBOR and prime rate margins are 125 basis points and 0 basis points, respectively, beginning November 1, 2004.

     Borrowings under the Credit Agreement are generally subject to borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable plus the lesser of $65 million or 70% of eligible inventory. Inventories cannot represent more than 40% of the total borrowing base. A security interest in substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries, has been granted to the agent for the lenders as collateral against our obligations under the Credit Agreement. Pursuant to the Credit Agreement, we pay a fee on the undrawn portion of the facility that is determined by the leverage ratio. As of September 30, 2004, that fee is .30% per annum.

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

     The Credit Agreement contains restrictions which, among other things, limit our ability to (i) incur additional indebtedness; (ii) pay dividends under certain conditions; (iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on our assets; and (viii) engage in other matters customarily restricted in such agreements. As of September 30, 2004, we were in compliance with all financial covenants contained in the Credit Agreement. As of October 19, 2004, we had outstanding borrowings of approximately $31.9 million under the Credit Agreement and undrawn availability of approximately $161.1 million.

Future Capital Requirements
     We expect to fund our working capital needs, interest payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by undrawn borrowing availability under the Credit Agreement. Our future cash needs will be driven by working capital requirements, planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves. Capital expenditures are planned to be approximately $14 million to $15 million in fiscal 2005, of which $5.1 million has been incurred in the six months ended September 30, 2004.

     In addition, due to favorable financing terms made available by equipment manufacturing vendors, we have entered into operating leases for new equipment. Since April 2002, we have entered into 58 operating leases for equipment which would have cost approximately $16.2 million to purchase. These operating leases are attractive to us since the implied interest rates are lower than interest rates under the Credit Agreement. We expect to selectively use operating leases for new material handling equipment or trucks required by our operations.

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

     The following table sets forth our known contractual obligations as of September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                     LESS THAN     ONE TO       THREE TO
                                            TOTAL    ONE YEAR    THREE YEARS   FIVE YEARS   THEREAFTER
                                            -----    --------    -----------   ----------   ----------
Long-term debt and capital leases          $12,671    $   350      $   697      $11,592      $    32
Operating leases                            46,550     10,314       12,706        7,817       15,713
Other contractual obligations                1,846      1,702           72           72            0
                                           -------    -------      -------      -------      -------
Total contractual cash obligations         $61,067    $12,366      $13,475      $19,481      $15,745
                                           =======    =======      =======      =======      =======

Other Commitments
     We are required to make contributions to our defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). However, due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount of pension plan asset returns, we are not able to reasonably estimate the amount of future required contributions beyond fiscal 2006. Our minimum required pension contributions for fiscal 2005 are approximately $1.3 million, of which we contributed $1.2 million in the six months ended September 30, 2004. Our minimum required pension contributions for fiscal 2006 will be approximately $1.0 million.

     We also enter into letters of credit in the ordinary course of operating and financing activities. As of October 19, 2004, we had outstanding letters of credit of $5.6 million.

     In connection with the management realignment implemented during January 2004 (principally involving our Midwest operations), we paid severance and other expenses of approximately $0.3 million in the six months ended September 30, 2004. The remaining severance and other benefits to be paid is approximately $1.3 million, most of which is payable in July 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities. We do not use derivative financial instruments. Refer to Item 7A of the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Internal Controls.
     As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). This controls evaluation was done under the supervision and with the participation of management, including Daniel W. Dienst, our Chairman of the Board, Chief Executive Officer ("CEO") and President, and Robert C. Larry, our Executive Vice President, Finance and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the quarterly report, we present the conclusions of our CEO and CFO about the effectiveness of our disclosure controls based on and as of the date of the controls evaluation.

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

Scope of the Controls Evaluation.
     The evaluation of our disclosure controls by our CEO and CFO included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this report. Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, (i) our disclosure controls and procedures are reasonably effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period, and (ii) there has been no change in our internal control over financial reporting during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Voluntary Disclosure to Department of Justice
     As a result of internal audits that we conducted, we determined that current and former employees of certain business units have engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, we voluntarily disclosed our concerns regarding such cash payments to the U.S. Department of Justice. The Board of Directors has appointed a special committee, consisting of all of our independent directors, to conduct an investigation of these activities. We are cooperating with the U.S. Department of Justice. We have implemented policies to eliminate such cash payments to industrial customers. During fiscal 2004, such cash payments to industrial customers represented approximately 0.7% of our consolidated ferrous and non-ferrous yard shipments. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. We are not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on us, if any, and accordingly, we have not recorded any amounts in the financial statements. As of September 30, 2004, we have incurred legal and other costs related to this matter of approximately $2.1 million.

     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims applicable to our operations. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our results of operations or financial condition. Please refer to Part II, Item 3 of the Annual Report for a description of the litigation in which we are currently involved.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Common Stock
     In the three months ended September 30, 2004, we sold 140,000 shares of our common stock pursuant to exercise of warrants held by current and former employees. There were eight exercise transactions with an average exercise price for each transaction of $3.64 per share in the three months ended September 30, 2004. We received proceeds of $0.5 million from these sales and used the proceeds to repay borrowings outstanding under the Credit Agreement. The sales are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the grant of warrants, and the issuance of shares of common stock upon exercise of such warrants, were made to a limited number of our employees and directors without public solicitation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on September 21, 2004 in New York, New York. At the meeting, our stockholders elected five members to our board of directors pursuant to the following votes:

                                                               VOTES IN     VOTES
NAME                                                            FAVOR      WITHHELD
----                                                            -----      --------
Daniel W. Dienst                                              21,253,745   458,015
John T. DiLacqua                                              21,500,483   211,277
Robert Lewon                                                  21,500,680   211,080
Kevin P. McGuinness                                           21,545,102   166,658
Gerald E. Morris                                              21,497,029   214,731

     In addition to electing directors, our stockholders approved the proposal to ratify the material terms of our annual RONA Incentive Compensation Plan by the vote of 12,394,476 in favor, 378,503 against, 35,351 abstentions and 8,903,430 broker non-votes. Stockholders also approved the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending March 31, 2005 by the vote of 21,118,256 in favor, 502,568 against and 90,936 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      See Exhibit Index

  (b) Reports on Form 8-K

      We filed a Current Report on Form 8-K on September 3, 2004, which announced the resignation of Michael W. Tryon from the positions of President and Chief Operating Officer and the appointment of Daniel W. Dienst, Chairman and Chief Executive Officer, as President.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             METAL MANAGEMENT, INC.

                                             By:      /s/ Daniel W. Dienst
                                               ---------------------------------
                                                    Daniel W. Dienst
                                                  Chairman of the Board,
                                                  Chief Executive Officer
                                                  and President
                                                  (Principal Executive Officer)

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

                                             Date: October 29, 2004

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

10.1     Separation and Mutual Release Agreement, dated September 2,
         2004 between Michael W. Tryon and the Company.

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