Form 10-Q
period 2004-12-31
METAL MANAGEMENT INC
filed 2005-02-02
CIK 795665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

     As of January 14, 2005, the registrant had 24,152,541 shares of common stock outstanding.

                                     INDEX

                                                                              PAGE
                                                                              ----
PART I:     FINANCIAL INFORMATION

ITEM 1.     Financial Statements:

            Consolidated Statements of Operations -- three and nine
              months ended December 31, 2004 and 2003 (unaudited)               1

            Consolidated Balance Sheets -- December 31, 2004 and March
              31, 2004 (unaudited)                                              2

            Consolidated Statements of Cash Flows -- nine months ended
              December 31, 2004 and 2003 (unaudited)                            3

            Consolidated Statement of Stockholders' Equity -- nine
              months ended December 31, 2004 (unaudited)                        4

            Notes to Consolidated Financial Statements (unaudited)              5

ITEM 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        14

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk         23

ITEM 4.     Controls and Procedures                                            23

PART II:    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                  25

ITEM 2.     Changes in Securities, Use of Proceeds and Issuer Purchases
              of Equity Securities                                             25

ITEM 6.     Exhibits and Reports on Form 8-K                                   25

            Signatures                                                         26

            Exhibit Index                                                      27

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                        ------------------             -----------------
                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                        2004           2003           2004           2003
NET SALES                             $447,553       $257,715      $1,239,736      $714,745
Cost of sales (excluding
  depreciation)                        377,211        222,180       1,051,056       617,691
                                      --------       --------      ----------      --------
Gross profit                            70,342         35,535         188,680        97,054

Operating expenses:
  General and administrative            18,431         16,524          53,117        42,248
  Depreciation and amortization          4,687          4,480          13,896        13,536
  Stock-based compensation expense       1,128             46           3,299           124
                                      --------       --------      ----------      --------
Total operating expenses                24,246         21,050          70,312        55,908
                                      --------       --------      ----------      --------
OPERATING INCOME                        46,096         14,485         118,368        41,146

Income from joint ventures               3,911          1,811          11,848         3,741
Interest expense                          (649)        (1,418)         (2,883)       (5,646)
Loss on debt extinguishment                  0              0          (1,653)         (363)
Interest and other income
  (expense)                               (443)           (74)           (508)         (184)
                                      --------       --------      ----------      --------

Income before income taxes              48,915         14,804         125,172        38,694
Provision for income taxes              19,433          2,231          49,112        11,608
                                      --------       --------      ----------      --------
NET INCOME                            $ 29,482       $ 12,573      $   76,060      $ 27,086
                                      ========       ========      ==========      ========

EARNINGS PER SHARE:
  Basic                               $   1.26       $   0.59      $     3.29      $   1.29
                                      ========       ========      ==========      ========
  Diluted                             $   1.19       $   0.54      $     3.11      $   1.22
                                      ========       ========      ==========      ========

CASH DIVIDENDS DECLARED PER SHARE     $  0.075       $  0.000      $    0.075      $  0.000
                                      ========       ========      ==========      ========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
  Basic                                 23,329         21,444          23,088        21,042
                                      ========       ========      ==========      ========
  Diluted                               24,833         23,401          24,437        22,272
                                      ========       ========      ==========      ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                              DECEMBER 31,   MARCH 31,
                                                                  2004         2004
                           ASSETS
Current assets:
  Cash and cash equivalents                                     $  1,402     $  1,155
  Accounts receivable, net                                       175,315      146,427
  Inventories                                                    136,543       80,128
  Deferred income taxes                                            4,201        4,201
  Prepaid expenses and other assets                                4,243        3,216
                                                                --------     --------
     TOTAL CURRENT ASSETS                                        321,704      235,127

Property and equipment, net                                      108,447      114,708
Goodwill and other intangibles, net                                2,624        2,690
Deferred financing costs, net                                      2,242        3,001
Deferred income taxes                                             10,769       39,772
Investments in joint ventures                                     22,210       10,592
Other assets                                                       1,615          526
                                                                --------     --------
                                TOTAL ASSETS                    $469,611     $406,416
                                                                ========     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                             $    381     $    471
  Accounts payable                                               130,604      128,552
  Other accrued liabilities                                       32,446       25,364
                                                                --------     --------
     TOTAL CURRENT LIABILITIES                                   163,431      154,387

Long-term debt, less current portion                              14,842       43,826
Other liabilities                                                  3,148        5,364
                                                                --------     --------
     TOTAL LONG-TERM LIABILITIES                                  17,990       49,190

Stockholders' equity:
  Preferred stock                                                      0            0
  Common stock                                                       241          234
  Warrants                                                           427          427
  Additional paid-in capital                                     155,112      146,969
  Deferred stock-based compensation                               (5,346)      (8,295)
  Accumulated other comprehensive loss                            (2,303)      (2,303)
  Retained earnings                                              140,059       65,807
                                                                --------     --------
     TOTAL STOCKHOLDERS' EQUITY                                  288,190      202,839
                                                                --------     --------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $469,611     $406,416
                                                                ========     ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                   NINE MONTHS ENDED
                                                                   -----------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $    76,060     $  27,086
Adjustments to reconcile net income to cash flows from
  operating activities:
     Depreciation and amortization                                 13,896        13,536
     Deferred income taxes                                         29,003         7,687
     Income from joint ventures                                   (11,848)       (3,741)
     Stock-based compensation expense                               3,299           124
     Amortization of debt issuance costs                              574         1,026
     Loss on debt extinguishment                                    1,653           363
     Tax benefit on exercise of stock options and warrants          4,732         2,085
     Other                                                          1,896           954
Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                          (29,898)      (25,503)
     Inventories                                                  (56,415)       (1,101)
     Accounts payable                                               2,052        14,419
     Other                                                          2,560           926
                                                              -----------     ---------
Net cash provided by operating activities                          37,564        37,861

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (9,295)       (7,511)
  Proceeds from sale of property and equipment                      1,232           400
  Acquisitions                                                       (200)       (1,027)
  Other                                                               230           (88)
                                                              -----------     ---------
Net cash used in investing activities                              (8,033)       (8,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of long-term debt                                   1,243,459       702,483
  Repayments of long-term debt                                 (1,272,533)     (700,933)
  Repurchase of junior secured notes                                    0       (31,896)
  Proceeds from exercise of stock options and warrants              3,068         4,740
  Cash dividends paid to stockholders                              (1,808)            0
  Fees paid to issue long-term debt                                (1,470)       (2,990)
                                                              -----------     ---------
Net cash used in financing activities                             (29,284)      (28,596)
                                                              -----------     ---------

Net increase in cash and cash equivalents                             247         1,039
Cash and cash equivalents at beginning of period                    1,155           869
                                                              -----------     ---------

Cash and cash equivalents at end of period                    $     1,402     $   1,908
                                                              ===========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                 $     2,370     $   5,889
                                                              ===========     =========
Income taxes paid                                             $    11,520     $   1,002
                                                              ===========     =========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)

                                                                                               ACCUMULATED
                                                                  ADDITIONAL     DEFERRED         OTHER
                                      COMMON STOCK                 PAID-IN     STOCK-BASED    COMPREHENSIVE   RETAINED
                                     SHARES   AMOUNT   WARRANTS    CAPITAL     COMPENSATION       LOSS        EARNINGS    TOTAL
BALANCE AT MARCH 31, 2004            23,355    $234      $427      $146,969      $(8,295)        $(2,303)     $65,807    $202,839
Issuance of restricted stock            20        0         0           350         (350)              0            0           0
Exercise of stock options and
  warrants and related tax benefits    746        7         0         7,793            0               0            0       7,800
Stock-based compensation expense         0        0         0             0        3,299               0            0       3,299
Cash dividends paid to stockholders      0        0         0             0            0               0       (1,808)     (1,808)
Net income                               0        0         0             0            0               0       76,060      76,060
                                     ------    ----      ----      --------      -------         -------      --------   --------
BALANCE AT DECEMBER 31, 2004         24,121    $241      $427      $155,112      $(5,346)        $(2,303)     $140,059   $288,190
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

Basis of Presentation
     The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. Certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

     Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), requiring that these items be recognized as current-period charges and not capitalized in inventory overhead. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this statement to materially impact its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets -- an amendment of APB Opinion No. 29." SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this statement to impact its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." The revised statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This statement instead requires share-based compensation transactions to be accounted for and recognized in the statement of operations based on fair value. SFAS No. 123(R) will be effective for the Company as of July 1, 2005. SFAS No. 123(R) offers alternative methods for adopting this standard. The Company has not yet determined which method it will use and the resulting impact on its financial position or results of operations.

     In December 2004, the FASB issued Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 requires that the deduction received on qualified production activities should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax-rate reduction. The Company is currently evaluating whether it will qualify for this deduction and the resulting impact on its effective tax rate.

Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with APB Opinion No. 25 and related interpretations. Compensation expense for stock options and warrants is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the exercise price of the stock option or warrant. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company's common stock. Such value is recognized as expense over the vesting period of the award. The vesting periods range from 2 to 4 years. To the extent restricted stock awards are forfeited prior to vesting, the previously recognized expense is reversed to stock-based compensation expense.

     The following table illustrates the pro forma effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation (in thousands, except for earnings per share):

                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                   ------------------              -----------------
                               DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                   2004           2003            2004           2003
                               ------------   ------------    ------------   ------------
Net income, as reported          $29,482        $12,573         $76,060        $27,086
Add: Stock-based employee
  compensation expense
  included in reported net
  income, net of related tax
  effects                            680             39           2,006             87
Deduct: Total stock-based
  employee compensation
  expense determined under
  the fair value method for
  all awards, net of related
  tax effects                     (1,094)          (141)         (3,210)        (1,334)
                                 -------        -------         -------        -------
PRO FORMA NET INCOME             $29,068        $12,471         $74,856        $25,839
                                 =======        =======         =======        =======
Earnings per share:
  Basic -- as reported           $  1.26        $  0.59         $  3.29        $  1.29
                                 =======        =======         =======        =======
  Basic -- pro forma             $  1.25        $  0.58         $  3.24        $  1.23
                                 =======        =======         =======        =======
  Diluted -- as reported         $  1.19        $  0.54         $  3.11        $  1.22
                                 =======        =======         =======        =======
  Diluted -- pro forma           $  1.17        $  0.53         $  3.06        $  1.15
                                 =======        =======         =======        =======

NOTE 2 -- EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants. The following is a reconciliation of the numerators and denominators used in computing EPS (in thousands, except per share amounts):

                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                   ------------------                  -----------------
                              DECEMBER 31,    DECEMBER 31,       DECEMBER 31,    DECEMBER 31,
                                  2004            2003               2004            2003
                              -------------   -------------      -------------   -------------
NUMERATOR:
Net income                       $29,482         $12,573            $76,060         $27,086
                                 =======         =======            =======         =======
DENOMINATOR:
Weighted average number of
  shares outstanding              23,329          21,444             23,088          21,042
Incremental common shares
  attributable to dilutive
  stock options and warrants       1,275           1,957              1,210           1,230
Incremental common shares
  attributable to restricted
  stock                              229               0                139               0
                                 -------         -------            -------         -------
Weighted average number of
  diluted shares outstanding      24,833          23,401             24,437          22,272
                                 =======         =======            =======         =======
Basic earnings per share         $  1.26         $  0.59            $  3.29         $  1.29
                                 =======         =======            =======         =======
Diluted earnings per share       $  1.19         $  0.54            $  3.11         $  1.22
                                 =======         =======            =======         =======

     For the three and nine months ended December 31, 2004, options and warrants to purchase 305,000 and 399,699 weighted average shares of common stock, respectively, were excluded from the diluted EPS calculation. For the nine months ended December 31, 2003, options and warrants to purchase 1,223,269 weighted average shares of common stock were excluded from the diluted EPS calculation. These shares were excluded from the diluted EPS calculation as the option and warrant exercise prices were greater than the average market price of the Company's common stock for the three respective periods referenced above, and therefore their inclusion would have been anti-dilutive. For the three months ended December 31, 2003, all outstanding options and warrants were included in the diluted EPS calculation as the option and warrant exercise prices were less than the average market price of the Company's common stock for this period.

NOTE 3 -- SUPPLEMENTAL INFORMATION

Inventories
     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consisted of the following at (in thousands):

                                                    DECEMBER 31,   MARCH 31,
                                                        2004         2004
                                                    ------------   ---------
Ferrous metals                                        $ 90,790      $50,115
Non-ferrous metals                                      45,547       29,809
Other                                                      206          204
                                                      --------      -------
                                                      $136,543      $80,128
                                                      ========      =======

Property and Equipment
     Property and equipment consisted of the following at (in thousands):

                                              DECEMBER 31,     MARCH 31,
                                                  2004           2004
                                              -------------    ---------
Land and improvements                           $ 30,704       $ 30,989
Buildings and improvements                        21,856         20,662
Operating machinery and equipment                 98,111         96,284
Automobiles and trucks                            10,313          9,376
Computer equipment and software                    2,408          2,207
Furniture, fixture and office equipment              872            788
Construction in progress                           1,569            446
                                                --------       --------
                                                 165,833        160,752
Less -- accumulated depreciation                 (57,386)       (46,044)
                                                --------       --------
                                                $108,447       $114,708
                                                ========       ========

Other Accrued Liabilities
     Other accrued liabilities consisted of the following at (in thousands):

                                              DECEMBER 31,     MARCH 31,
                                                  2004           2004
                                              -------------    ---------
Accrued employee compensation and benefits      $ 15,878       $ 15,469
Accrued income taxes                               6,535          2,679
Accrued insurance                                  4,236          2,722
Accrued real and personal property taxes           2,329          1,675
Other                                              3,468          2,819
                                                --------       --------
                                                $ 32,446       $ 25,364
                                                ========       ========

Accrued Severance and Other Charges
     During the year ended March 31, 2004, the Company implemented a management realignment that resulted in the recognition of $6.2 million of charges consisting mainly of employee termination benefits. The Company recorded the following activity in the nine months ended December 31, 2004 to the accrued severance and other charges liability (in thousands):

                                              SEVERANCE
                                              AND OTHER
                                               CHARGES
                                              ---------
Reserve balance at March 31, 2004              $1,571
Charge to income                                    0
Cash payments                                    (317)
                                               ------
Reserve balance at December 31, 2004           $1,254
                                               ======

     As of December 31, 2004, the entire reserve balance is included in other accrued liabilities (classified as a current liability) on the Company's consolidated balance sheet as the obligations are scheduled to be paid by July 2005.

NOTE 4 -- GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles consisted of the following at (in thousands):

                                     DECEMBER 31, 2004                 MARCH 31, 2004
                                     -----------------                 --------------
                                   GROSS                            GROSS
                                  CARRYING      ACCUMULATED        CARRYING      ACCUMULATED
                                   AMOUNT       AMORTIZATION        AMOUNT       AMORTIZATION
                                   ------       ------------        ------       ------------
Other intangibles:
     Customer lists                $1,280          $(192)           $1,280          $(128)
     Non-compete agreement            290           (126)              240            (70)
     Pension intangible               192              0               192              0
Goodwill                            1,180              0             1,176              0
                                   ------          -----            ------          -----
  Goodwill and other
     intangibles                   $2,942          $(318)           $2,888          $(198)
                                   ======          =====            ======          =====

     The increase in goodwill and other intangibles in the nine months ended December 31, 2004 was due to settlements relating to contingent consideration payable in connection with two acquisitions.

     Total amortization expense for other intangibles in the three and nine months ended December 31, 2004 was $47,000 and $120,000, respectively. Based on the other intangibles recorded as of December 31, 2004, annual amortization expense for other intangibles will be approximately $0.2 million in fiscal year 2006 and $0.1 million for each of the fiscal years 2007 through 2010.

NOTE 5 -- LONG-TERM DEBT

     Long-term debt consisted of the following at (in thousands):

                                              DECEMBER 31,     MARCH 31,
                                                  2004           2004
                                              -------------    ---------
Credit Agreement:
  Revolving credit facility                      $12,587        $23,478
  Term loan                                            0         17,900
Other debt (including capital leases)              2,636          2,919
                                                 -------        -------
                                                  15,223         44,297
Less -- current portion of long-term debt           (381)          (471)
                                                 -------        -------
                                                 $14,842        $43,826
                                                 =======        =======

Credit Agreement
     On June 28, 2004, the Company entered into a new credit agreement with a consortium of lenders led by LaSalle Bank, N.A. (the "Credit Agreement"). The Credit Agreement provides for maximum borrowings of $200 million with a maturity date of June 28, 2008. In consideration for the Credit Agreement, the Company incurred fees and expenses of approximately $1.5 million.

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

     Borrowings under the Credit Agreement are generally subject to borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable plus the lesser of $65 million or 70% of eligible inventory. Inventories cannot represent more than 40% of the borrowing base. A security interest in substantially all of the assets and properties of the Company, including pledges of the capital stock of the Company's subsidiaries, has been granted to the agent for the lenders as collateral against the obligations of the Company under the Credit Agreement. Pursuant to the Credit Agreement, the Company pays a fee on the undrawn portion of the facility that is determined by the leverage ratio. As of December 31, 2004, that fee is .25% per annum.

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

     As a result of the repayment of amounts outstanding under the Company's prior credit agreement, the Company recognized a loss on debt extinguishment of approximately $1.7 million in the nine months ended December 31, 2004. This amount represents the write-off of a portion of the unamortized deferred financing costs associated with the prior credit agreement.

NOTE 6 -- EMPLOYEE BENEFIT PLANS

     The Company sponsors three defined benefit pension plans for employees at certain of its subsidiaries. The Company's funding policy for the pension plans is to contribute amounts required to meet regulatory requirements. The components of net pension costs were as follows (in thousands):

                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                   ------------------              -----------------
                               DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                   2004           2003            2004           2003
                               ------------   ------------    ------------   ------------
Service cost                      $  33          $  29           $  98          $  87
Interest cost                       173            174             521            522
Expected return on plan
  assets                           (158)          (132)           (473)          (396)
Amortization of prior service
  cost                               24             23              71             70
Recognized net actuarial loss        34             30             100             90
                                  -----          -----           -----          -----
Net periodic benefit cost         $ 106          $ 124           $ 317          $ 373
                                  =====          =====           =====          =====

     In the nine months ended December 31, 2004, the Company made cash contributions of $1.2 million to its pension plans. Based on estimates provided by its actuaries, the Company expects to make cash funding contributions to its pension plans of approximately $0.1 million by March 31, 2005 and $1.0 million for the year ending March 31, 2006.

NOTE 7 -- STOCKHOLDERS' EQUITY

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

Cash Dividend
     On November 24, 2004, the Company's Board of Directors approved a quarterly dividend of $0.075 per share of common stock, or approximately $1.8 million, which was paid on December 30, 2004 to shareholders of record at the close of business on December 14, 2004.

Restricted Stock
     Restricted stock grants consist of shares of the Company's common stock which are awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee.

     Total shares of restricted stock outstanding at December 31, 2004 and March 31, 2004 were 538,338 and 518,938, respectively. At December 31, 2004, the amount of related deferred stock-based compensation reflected in Stockholders' Equity in the consolidated balance sheet was $5.3 million. An aggregate of 19,500 shares of restricted stock were granted in the nine months ended December 31, 2004. There were no restricted stock grants made in the three months ended December 31, 2004. The Company recorded stock-based compensation expense related to restricted stock of approximately $1.1 million and $3.3 million in the three and nine months ended December 31, 2004, respectively, and $46,000 and $116,000 in the three and nine months ended December 31, 2003, respectively.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

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

Legal Proceedings
     In January 2003, the Company received a subpoena requesting that it provide documents to a grand jury that is investigating scrap metal purchasing practices in the four state region of Ohio, Illinois, Indiana and Michigan. The Company is fully cooperating with the subpoena and the grand jury's investigation. The Company is unable at this stage to determine future legal costs or other costs to be incurred in responding to such subpoena or other impact to the Company of such investigation. To date, the Company has incurred approximately $0.5 million in legal fees associated with responding to this subpoena.

     As a result of internal audits conducted by the Company, the Company determined that current and former employees of certain business units have engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, the Company voluntarily disclosed its concerns regarding such cash payments to the U.S. Department of Justice. The Board of Directors has appointed a special committee, consisting of all of its independent directors, to conduct an investigation of these activities. The Company is cooperating with the U.S. Department of Justice. The Company has implemented policies to eliminate such cash payments to industrial customers. During the year ended March 31, 2004, such cash payments to industrial customers represented approximately 0.7% of the Company's consolidated ferrous and non-ferrous yard shipments. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. The Company is not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on the Company, if any, and accordingly, the Company has not recorded any amounts in the financial statements. The Company has incurred legal and other costs related to this matter of approximately $0.1 million and $2.2 million in the three and nine months ended December 31, 2004, respectively. These expenses are included in general and administrative expenses on the Company's consolidated statement of operations.

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

Accounts receivable and allowance for uncollectible accounts receivable
     Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $2.4 million and $1.7 million at December 31, 2004 and March 31, 2004, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions.

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

Self-insured accruals
     We are self-insured for medical claims for most of our employees. We are self-insured for workers' compensation claims that involve a loss of less than $350,000 per claim. Our exposure to claims is protected by stop-loss insurance policies. We record an accrual for reported but unpaid claims and the estimated cost of incurred but not reported ("IBNR") claims. IBNR accruals are based on either a lag estimate (for medical claims) or on actuarial assumptions (for workers' compensation claims).

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

     We had previously recorded a full valuation allowance against our net deferred tax assets, including net operating loss ("NOL") carryforwards, due to the uncertainty regarding their ultimate realization. In the year ended March 31, 2004, we reversed most of the valuation allowance recorded against our net deferred tax assets because we believed it was more likely than not that these deferred tax assets would be realized. Significant judgment is required in these evaluations, and differences in future results from our estimates could result in material differences in the realization of these assets.

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

Contingencies
     We record accruals for estimated liabilities, which include environmental remediation, potential legal claims and IBNR claims. A loss contingency is accrued when our assessment indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Our estimates are based upon currently available facts and presently enacted laws and regulations. These estimated liabilities are subject to revision in future periods based on actual costs or new information.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. Please refer to our Annual Report, which contains accounting policies and other disclosures required by generally accepted accounting principles.

RESULTS OF OPERATIONS

SALES
     Consolidated net sales for the three months ended December 31, 2004 and 2003 in general product categories were as follows ($ in thousands):

                                             DECEMBER 31, 2004           DECEMBER 31, 2003
                                         -------------------------   --------------------------
COMMODITY                                            NET
(WEIGHT IN THOUSANDS)                    WEIGHT     SALES      %     WEIGHT    NET SALES    %
---------------------------------------  ------     -----      -     ------    ---------    -
Ferrous metals (tons)                      1,129   $335,847   75.0%    1,060   $182,494    70.8%
Non-ferrous metals (lbs.)                115,362     92,790   20.7   109,049     63,601    24.7
Brokerage-ferrous (tons)                      51     13,804    3.1        63      7,528     2.9
Brokerage-non-ferrous (lbs.)                 551        428    0.1       705        186     0.1
Other                                                 4,684    1.1                3,906     1.5
                                                   --------   ----             --------    ----
                                                   $447,553    100%            $257,715     100%
                                                   ========   ====             ========    ====

     Consolidated net sales for the nine months ended December 31, 2004 and 2003 in general product categories were as follows ($ in thousands):

                                            DECEMBER 31, 2004            DECEMBER 31, 2003
                                       ---------------------------   --------------------------
COMMODITY                                           NET
(WEIGHT IN THOUSANDS)                  WEIGHT      SALES       %     WEIGHT    NET SALES    %
-------------------------------------  ------      -----       -     ------    ---------    -
Ferrous metals (tons)                    3,433   $  901,296   72.7%    3,271   $501,946    70.2%
Non-ferrous metals (lbs.)              367,801      284,818   23.0   309,379    167,041    23.4
Brokerage-ferrous (tons)                   150       37,725    3.0       247     31,491     4.4
Brokerage-non-ferrous (lbs.)             1,994        1,780    0.2     3,595      1,438     0.2
Other                                                14,117    1.1               12,829     1.8
                                                 ----------   ----             --------    ----
                                                 $1,239,736    100%            $714,745     100%
                                                 ==========   ====             ========    ====

     Consolidated net sales increased by $189.9 million (73.7%) and $525.0 million (73.5%) to $447.6 million and $1.2 billion in the three and nine month periods ended December 31, 2004, respectively, compared to consolidated net sales of $257.7 million and $714.7 million in the three and nine month periods ended December 31, 2003, respectively. The increase in consolidated net sales was primarily due to higher average selling prices and increased volumes.

Ferrous Sales
     Ferrous sales increased by $153.3 million (84.0%) and $399.4 million (79.6%) to $335.8 million and $901.3 million in the three and nine months ended December 31, 2004, respectively, compared to ferrous sales of $182.5 million and $501.9 million in the three and nine months ended December 31, 2003, respectively. The increase in the three months ended December 31, 2004 over the comparable prior year period was due to higher average selling prices, which increased by $125 per ton (72.8%) to $297 per ton and sales volumes which increased by 69,000 tons (6.5%). The increase in the nine months ended December 31, 2004 over the comparable prior year period was due to higher average selling prices, which increased by $109 per ton (71.1%) to $263 per ton and sales volumes which increased by 162,000 tons (5.0%).

     The increase in selling prices for ferrous scrap is evident in data published by the American Metal Market ("AMM"). According to AMM data, the average price for #1 Heavy Melting Steel Scrap -- Chicago (which is a common indicator for ferrous scrap) was approximately $236 per ton and $221 per ton for the three and nine months ended December 31, 2004, respectively, compared to $140 per ton and $118 per ton for the three and nine months ended December 31, 2003, respectively.

     Sales volumes in the three and nine months ended December 31, 2004 benefited from higher domestic demand for our ferrous scrap. Domestic demand and scrap prices continue to be favorable partly due to tighter supplies of prompt industrial grades of scrap metal. Domestic demand for scrap metal has also been favorably impacted by higher prices for scrap substitute products such as DRI and HBI relative to obsolete grades of scrap metal, and by lower levels of imports of scrap metal to the U.S. occasioned by considerations including a relatively weaker U.S. dollar. Exports of ferrous scrap in the current fiscal year have decreased compared to the prior year due to lower demand from certain countries and more favorable domestic markets for ferrous scrap.

Non-ferrous Sales
     Non-ferrous sales increased by $29.2 million (45.9%) and $117.8 million (70.5%) to $92.8 million and $284.8 million in the three and nine months ended December 31, 2004, respectively, compared to non-ferrous sales of $63.6 million and $167.0 million in the three and nine months ended December 31, 2003, respectively. In the three and nine months ended December 31, 2004, non-ferrous sales volumes increased by 6.3 million pounds (5.8%) and 58.4 million pounds (18.9%), respectively, and average selling price for non-ferrous products increased by approximately $.22 per pound (37.9%) and $.23 per pound (42.6%), respectively, compared to the three and nine months ended December 31, 2003.

     Our non-ferrous operations have benefited from rising prices for aluminum, copper and stainless steel (nickel base metal). The increase in non-ferrous prices is evident in data published by the London Metals Exchange ("LME") and COMEX. According to LME data, average prices for nickel were 13.9% and 34.7% higher and average prices for aluminum were 20.8% and 20.4% higher in the three and nine months ended December 31, 2004, respectively, compared to the three and nine months ended December 31, 2003. According to COMEX data, average prices for copper were 48.1% and 57.1% higher in the three and nine months ended December 31, 2004, respectively, compared to the three and nine months ended December 31, 2003.

     Our non-ferrous sales volumes increased due to our efforts to expand that product line and reflected greater demand from our non-ferrous consumers. In the nine months ended December 31, 2003, domestic supply of non-ferrous metals was impacted by lower output from U.S. industrial production and international demand was lower than the nine months ended December 31, 2004. The recent improvement in the U.S. economy, coupled with improving economies in other countries, led to increased supply and demand for non-ferrous products, mainly in copper, aluminum and stainless steel.

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

Brokerage Sales
     Brokerage ferrous sales increased by $6.3 million (83.4%) and $6.2 million (19.8%) to $13.8 million and $37.7 million in the three and nine months ended December 31, 2004, respectively, compared to brokerage ferrous sales of $7.5 million and $31.5 million in the three and nine months ended December 31, 2003, respectively. The increase was due to higher average selling prices. In the three and nine months ended December 31, 2004, the average sales price for ferrous brokerage products increased by $151 per ton (126.5%) and $124 per ton (97.3%), respectively, compared to the three and nine months ended December 31, 2003.

     The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap metal are generally associated with higher unit prices.

Other Sales
     Other sales are primarily derived from our stevedoring and bus dismantling operations. Stevedoring is a fee for service business. The increase in other sales in the three and nine months ended December 31, 2004 is primarily a result of higher stevedoring revenue, which increased by $1.0 million and $1.6 million, respectively, from the three and nine months ended December 31, 2003.

GROSS PROFIT
     Gross profit was $70.3 million (15.7% of sales) and $188.7 million (15.2% of sales) during the three and nine months ended December 31, 2004, respectively, compared to gross profit of $35.5 million (13.8% of sales) and $97.1 million (13.6% of sales) during the three and nine months ended December 31, 2003. The improvement in the amount of gross profit earned was due to higher material margins per ton realized on both ferrous and non-ferrous products sold, partially offset by higher processing expenses.

     Processing costs on a per unit basis increased mainly due to higher freight, labor, repairs, maintenance, fuel and operating supplies costs. Freight expenses were higher due to a greater percentage of sales being made on delivered terms. The increase in labor costs were due to additional headcount and overtime resulting from the increasing demand for our products. The increase in repairs, maintenance, fuel and operating supplies resulted from additional tons of scrap metal processed.

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses were $18.4 million (4.1% of sales) and $53.1 million (4.3% of sales) in the three and nine months ended December 31, 2004, respectively, compared to general and administrative expenses of $16.5 million (6.4% of sales) and $42.2 million (5.9% of sales) in the three and nine months ended December 31, 2003, respectively. The increase in the three months ended December 31, 2004 results from higher compensation expense and medical claims expense. The increase in the nine months ended December 31, 2004 results from higher compensation expense and professional fees.

     During the three months ended December 31, 2004, compensation expense increased by $0.8 million compared to the three months ended December 31, 2003 due to additional headcount. Medical claims were higher by $0.5 million in the three months ended December 31, 2004 compared to the three months ended December 31, 2003. We are self-insured for health insurance for most of our employees. Compensation expense during the nine months ended December 31, 2004 increased by $3.5 million due to accruals recorded in connection with employee incentive compensation plans and $2.4 million due to higher salaries compared to the nine months ended December 31, 2003. The employee incentive compensation plans are generally measured as a function of return on net assets. We recorded $11.6 million of expense in connection with the employee incentive compensation plans in the nine months ended December 31, 2004 compared to $8.1 million of expense in the nine months ended December 31, 2003.

     Professional fees were $3.0 million higher in the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003. The increase was due to $2.2 million of legal fees and related costs resulting from the investigations performed in connection with our voluntary disclosure to the U.S. Department of Justice regarding cash payments made to certain industrial account suppliers (see Part II, Item 3 of the Annual Report) and $0.8 million of professional fees incurred in connection with Sarbanes-Oxley compliance.

DEPRECIATION AND AMORTIZATION
     Depreciation and amortization expense was $4.7 million (1.0% of sales) and $13.9 million (1.1% of sales) in the three and nine months ended December 31, 2004, respectively, compared to depreciation and amortization expense of $4.5 million (1.7% of sales) and $13.5 million (1.9% of sales) in the three and nine months ended December 31, 2003, respectively. Our depreciation expense remained relatively unchanged due to our decision to acquire new material handling equipment financed through operating leases which contain attractive terms compared to purchasing the equipment.

STOCK-BASED COMPENSATION
     Stock-based compensation expense was $1.1 million and $3.3 million in the three and nine months ended December 31, 2004, respectively, compared to stock-based compensation expense of $46,000 and $124,000 in the three and nine months ended December 31, 2003, respectively. The increase is due to expense associated with restricted stock grants made since December 31, 2003. Stock-based compensation expense is recognized for restricted stock awards over the vesting period, which is generally 2 to 4 years.

INCOME FROM JOINT VENTURES
     Income from joint ventures was $3.9 million (0.9% of sales) and $11.8 million (1.0% of sales) in the three and nine months ended December 31, 2004, respectively, compared to income from joint ventures of $1.8 million (0.7% of sales) and $3.7 million (0.5% of sales) in the three and nine months ended December 31, 2003, respectively. The income from joint ventures primarily represents our 28.5% share of income from Southern. Southern is primarily a processor of ferrous metals and its operating results have also benefited from increased demand and strong market conditions.

INTEREST EXPENSE
     Interest expense was $0.6 million (0.1% of sales) and $2.9 million (0.2% of sales) in the three and nine months ended December 31, 2004, respectively, compared to interest expense of $1.4 million (0.6% of sales) and $5.6 million (0.8% of sales) in the three and nine months ended December 31, 2003, respectively. The decrease in the three months ended December 31, 2004 was a result of less debt. The decrease in the nine months ended December 31, 2004 was a result of less debt and lower effective interest rates. Average debt was approximately $25.9 million and $46.7 million in the three and nine months ended December 31, 2004, respectively, compared to average debt of approximately $77.0 million and $76.0 million in the three and nine months ended December 31, 2003, respectively.

     Our effective interest rate was lower due to lower margins on our Credit Agreement compared to our previous credit agreement and the elimination of interest associated with our $31.5 million, 12.75% junior secured notes which were repurchased in August 2003 and September 2003.

LOSS ON DEBT EXTINGUISHMENT
     In the nine months ended December 31, 2004, we recognized a loss on debt extinguishment of $1.7 million associated with the repayment of our previous credit agreement with proceeds from the Credit Agreement (see "Liquidity and Capital Resources -- Indebtedness" below). This amount represents a write-off of a portion of the unamortized deferred financing costs associated with the previous credit agreement.

     In the nine months ended December 31, 2003, we recognized a loss on debt extinguishment of $0.4 million associated with the repurchase and redemption of our $31.5 million, 12.75% junior secured notes in August 2003 and September 2003. This amount represents a premium paid to accomplish a repurchase of a junior secured note.

INCOME TAXES
     In the three and nine months ended December 31, 2004, we recognized income tax expense of $19.4 million and $49.1 million, respectively, resulting in an effective tax rate of 39.7% and 39.2%, respectively. In the three and nine months ended December 31, 2003, our income tax expense was $2.2 million and $11.6 million, respectively, resulting in an effective tax rate of 15.1% and 30.0%, respectively. The effective tax rate differs from the federal statutory rate mainly due to state taxes and permanent tax items.

     Our cash taxes paid have been significantly lower than our income tax expense due to the utilization of NOL carryforwards and other deferred tax assets. As a result of our strong operating performance, we expect to fully utilize our federal NOL carryforwards by March 31, 2005 which will increase our cash tax payment obligations.

NET INCOME
     Net income was $29.5 million and $76.1 million in the three and nine months ended December 31, 2004, respectively, compared to net income of $12.6 million and $27.1 million in the three and nine months ended December 31, 2003, respectively. Net income was higher due to higher operating income, income from joint ventures and lower interest expense, offset by the loss on debt extinguishment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
     During the nine months ended December 31, 2004, our operating activities generated net cash of $37.6 million compared to net cash generated of $37.9 million in the nine months ended December 31, 2003. Cash provided by operating activities during the nine months ended December 31, 2004 was due to cash generated from net income, adjusted for non-cash items, of $119.3 million that was offset by an $81.7 million increase in working capital. The working capital increase was mainly due to higher accounts receivable ($29.9 million) and higher inventories ($56.4 million). Inventories increased due to higher purchase prices for scrap metals along with an increase in inventory units at December 31, 2004 compared to March 31, 2004. The increase in accounts receivable is due to higher sales prices in the nine months ended December 31, 2004 coupled with an increase in day's sales outstanding ("DSO") at December 31, 2004 compared to March 31, 2004. The increase in the DSO was due to slower collections from steel mills and a lower concentration of export business in December 2004 compared to March 2004.

     We used $8.0 million in net cash for investing activities in the nine months ended December 31, 2004 compared to net cash used of $8.2 million in the nine months ended December 31, 2003. In the nine months ended December 31, 2004, purchases of property and equipment were $9.3 million, while we generated $1.2 million of cash from the sale of redundant fixed assets, including a small parcel of land in Arizona.

     During the nine months ended December 31, 2004, we used $29.3 million of net cash for financing activities compared to net cash used of $28.6 million in the nine months ended December 31, 2003. We reduced debt by $29.1 million through cash generated from operations. We paid cash dividends of $1.8 million and received $3.1 million of cash from the exercise of stock options and warrants.

Indebtedness
     At December 31, 2004, our total indebtedness was $15.2 million, a decrease of $29.1 million from March 31, 2004. Our primary source of financing is our cash generated from operations supplemented by borrowings under the Credit Agreement.

     The Credit Agreement that we entered into on June 28, 2004 provides for maximum borrowings of $200 million with a maturity date of June 28, 2008. In consideration for the Credit Agreement, we incurred fees and expenses of approximately $1.5 million.

     The Credit Agreement is a revolving credit and letter of credit facility that supports our working capital requirements and is also available for general corporate purposes. Borrowing costs are based on variable rates tied to the prime rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. The margin is based on our leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters. Based on our current leverage ratio, our LIBOR and prime rate margins are 125 basis points and 0 basis points, respectively.

     Borrowings under the Credit Agreement are generally subject to borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable plus the lesser of $65 million or 70% of eligible inventory. Inventories cannot represent more than 40% of the total borrowing base. A security interest in substantially all of our assets and properties, including pledges of the capital stock of our subsidiaries, has been granted to the agent for the lenders as collateral against our obligations under the Credit Agreement. Pursuant to the Credit Agreement, we pay a fee on the undrawn portion of the facility that is determined by the leverage ratio. As of December 31, 2004, that fee is .25% per annum.

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

     The Credit Agreement contains restrictions which, among other things, limit our ability to (i) incur additional indebtedness; (ii) pay dividends under certain conditions; (iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on our assets; and (viii) engage in other matters customarily restricted in such agreements. As of December 31, 2004, we were in compliance with all financial covenants contained in the Credit Agreement. As of January 20, 2005, we had outstanding borrowings of approximately $5.7 million under the Credit Agreement and undrawn availability of approximately $188.9 million.

Future capital requirements
     We expect to fund our working capital needs, interest and dividend payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by undrawn borrowing availability under the Credit Agreement. Our future cash needs will be driven by working capital requirements, planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves. Capital expenditures are planned to be approximately $14 million to $16 million in fiscal 2005, of which $9.3 million has been incurred in the nine months ended December 31, 2004. In addition to these capital expenditures and other possible acquisitions that we may make in the future, we have entered into a 50/50 joint venture that will operate an existing recycling business in Bowling Green, Kentucky and will establish and operate a new scrap recovery and recycling facility in Nashville, Tennessee. We estimate that our total capital commitment to this joint venture over the next twelve months will be approximately $10 million to $12 million.

     In addition, due to favorable financing terms made available by equipment manufacturing vendors, we have entered into operating leases for new equipment. Since April 2002, we have entered into 65 operating leases for equipment which would have cost approximately $18.6 million to purchase. These operating leases are attractive to us since the implied interest rates are lower than interest rates under the Credit Agreement. We expect to selectively use operating leases for new material handling equipment or trucks required by our operations.

     We anticipate that our Board of Directors will continue to declare quarterly cash dividends; however, the continuance of cash dividends is not guaranteed and dependent on many factors.

     We believe these sources of capital will be sufficient to fund planned capital expenditures, interest and dividend payments and working capital requirements for the next twelve months, although there can be no assurance that this will be the case.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Off-balance sheet arrangements
     Other than operating leases, we do not have any significant off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, results of operations or cash flows.

Contractual obligations
     We have various financial obligations and commitments assumed in the normal course of our operations and financing activities. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements.

     The following table sets forth our known contractual obligations as of December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                 LESS THAN     ONE TO       THREE TO
                                        TOTAL    ONE YEAR    THREE YEARS   FIVE YEARS   THEREAFTER
                                        -----    ---------   -----------   ----------   ----------
Long-term debt and capital leases      $15,223    $   381      $   714      $14,112      $    16
Operating leases                        47,448     10,340       13,749        8,211       15,148
Other contractual obligations            3,099      2,918          181            0            0
                                       -------    -------      -------      -------      -------
Total contractual cash obligations     $65,770    $13,639      $14,644      $22,323      $15,164
                                       =======    =======      =======      =======      =======

Other commitments
     We are required to make contributions to our defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). However, due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount of pension plan asset returns, we are not able to reasonably estimate the amount of future required contributions beyond fiscal 2006. Our minimum required pension contributions for fiscal 2005 are approximately $1.3 million, of which we paid $1.2 million in the nine months ended December 31, 2004. Our minimum required pension contributions for fiscal 2006 will be approximately $1.0 million.

     We also enter into letters of credit in the ordinary course of operating and financing activities. As of January 20, 2005, we had outstanding letters of credit of $5.5 million.

     In connection with the management realignment implemented during January 2004 (principally involving our Midwest operations), we paid severance and other expenses of approximately $0.3 million in the nine months ended December 31, 2004. The remaining severance and other benefits to be paid is approximately $1.3 million, most of which is payable in July 2005.

Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), requiring that these items be recognized as current-period charges and not capitalized in inventory overhead. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect this statement to materially impact our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets -- an amendment of APB Opinion No. 29." SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect this statement to impact our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." The revised statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." This statement instead requires share-based compensation transactions to be accounted for and recognized in the statement of operations based on fair value. SFAS No. 123(R) will be effective for us as of July 1, 2005. SFAS No. 123(R) offers alternative methods for adopting this standard. We have not yet determined which method we will use and the resulting impact on our financial position or results of operations.

     In December 2004, the FASB issued Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 requires that the deduction received on qualified production activities should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax-rate reduction. We are currently evaluating whether we will qualify for this deduction and the resulting impact on our effective tax rate.

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

Scope of the Controls Evaluation.
     The evaluation of our disclosure controls by our CEO and CFO included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this report. Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, (i) our disclosure controls and procedures are reasonably effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period, and (ii) there has been no change in our internal control over financial reporting during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered sales of common stock
     In the three months ended December 31, 2004, we sold 469,000 shares of our common stock pursuant to exercise of warrants held by an aggregate of 10 current and former employees. There were 27 exercise transactions with an average exercise price for each transaction of $4.18 per share in the three months ended December 31, 2004. We received proceeds of $2.0 million from these sales and used the proceeds to repay borrowings outstanding under the Credit Agreement. The sales are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the grant of warrants, and the issuance of shares of common stock upon exercise of such warrants, were made to a limited number of our employees and directors without public solicitation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        See Exhibit Index

     (b) Reports on Form 8-K

        We filed a Current Report on Form 8-K on December 2, 2004, which announced that our board of directors approved a quarterly cash dividend of $0.075 per share of common stock payable on December 30, 2004 to shareholders of record on December 14, 2004. The report also announced the unregistered sale of 287,500 shares of common stock pursuant to exercise of warrants held by current and former employees during the period from October 1, 2004 to December 1, 2004.

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

                                               By:   /s/ Amit N. Patel
                                               ---------------------------------
                                                      Amit N. Patel
                                                  Vice President, Finance and
                                                  Controller
                                                  (Principal Accounting Officer)

                                               Date: February 2, 2005

                             METAL MANAGEMENT, INC.
                                 EXHIBIT INDEX

                   NUMBER AND DESCRIPTION OF EXHIBIT
                   ---------------------------------
2.1   Disclosure Statement with respect to First Amended Joint
      Plan of Reorganization of Metal Management, Inc. and its
      Subsidiary Debtors, dated May 4, 2001 (incorporated by
      reference to Exhibit 2.1 of the Company's Annual Report on
      Form 10-K for the year ended March 31, 2001)

3.1 Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 29, 2001 (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001)

3.2 Amended and Restated By-Laws of the Company adopted as of April 29, 2003 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended
      March 31, 2003)

31.1  Certification of Daniel W. Dienst pursuant to Section
      240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification of Robert C. Larry pursuant to Section
      240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification of Daniel W. Dienst pursuant to 18 U.S.C.
      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Robert C. Larry pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002