Form 10-K
period 2005-03-31
METAL MANAGEMENT INC
filed 2005-05-26
CIK 795665

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

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
[X]   SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED MARCH 31, 2005
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
[ ]   SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM - TO -

                         COMMISSION FILE NUMBER 0-14836
              ---------------------------------------------------

                             METAL MANAGEMENT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             ------------------------------------------------------

                   DELAWARE                                      94-2835068
(State or Other Jurisdiction of Incorporation       (I.R.S. Employer Identification No.)
               or Organization)

500 N. DEARBORN STREET, SUITE 405, CHICAGO, IL                     60610
   (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's Telephone Number, Including Area Code (312) 645-0700

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes X      No  _

     The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $420 million as of September 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, based on a closing stock price of $18.18 per share.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X      No  _

     As of May 2, 2005, the registrant had 24,912,843 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     We expect to file a definitive proxy statement no later than July 29, 2005. Portions of such proxy statement are incorporated by reference into Item 5 of
Part II and Part III of this annual report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             METAL MANAGEMENT, INC.
               FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2005
                               TABLE OF CONTENTS

                                                                                PAGE
                                       PART I

Item 1.           Business....................................................    1
Item 2.           Properties..................................................   13
Item 3.           Legal Proceedings...........................................   15
Item 4.           Submission of Matters to a Vote of Security Holders.........   17

                                      PART II

Item 5.           Market for the Registrant's Common Equity, Related
                  Stockholder Matters and Issuer
                  Purchases of Equity Securities..............................   18
Item 6.           Selected Financial Data.....................................   20
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   22
Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk........................................................   36
Item 8.           Financial Statements and Supplementary Data.................   36
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................   36
Item 9A.          Controls and Procedures.....................................   36
Item 9B.          Other Information...........................................   38

                                      PART III

Item 10.          Directors and Executive Officers of the Registrant..........   39
Item 11.          Executive Compensation......................................   39
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters..................   39
Item 13.          Certain Relationships and Related Transactions..............   39
Item 14.          Principal Accountant Fees and Services......................   39

                                      PART IV

Item 15.          Exhibits and Financial Statement Schedules..................   40
                  Signatures..................................................   41
                  Exhibit Index...............................................   42

Certain statements made by us in this Form 10-K, including statements qualified by the words "believes," "intend," "anticipate," "expects" and words of similar import, are "forward-looking statements" and are thus prospective. These statements reflect our current expectations regarding (i) our future profitability and liquidity and that of our subsidiaries, (ii) the benefits to be derived from the execution of our industry consolidation strategy and (iii) other future developments in our business or the scrap metals recycling industry. These forward-looking statements could involve, among other things, statements regarding our intent, belief or expectation with respect to our results of operations, financial condition, cash flows, liquidity or capital resources, including expectations regarding sales growth and our ability to fund our capital expenditures, interest payments and working capital needs; the consummation of acquisitions and financial transactions and their effect on our business, capitalization, and future operating results; our plans and objectives for future operations; expected amounts of capital expenditures and the impact of such capital expenditures on our results of operations, financial condition, or cash flows; expected compliance obligations with respect to environmental and other laws, the expected cost of such compliance and the timing of such costs; the expected impact of any environmental liability on our results of operations, financial condition or cash flows; the expected impact of any market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, and rates of return; expectations regarding the implementation of financial accounting standards and the impact of such implemented standards; assumptions used to test long-lived assets including, but not limited to, goodwill, including expected operating profit and cash flows from the use of assets and expected present value of cash flows; projections regarding pension benefit obligations, including expected returns on plan assets, and expected increase in compensation levels; assumptions used to calculate the fair value of options, including expected term and stock price volatility; our belief regarding our ability to compete; and our assumptions and expectations regarding critical accounting policies. All such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are discussed under the heading "Risk Factors" in Part I, Item 1 of this report.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW
     Metal Management, Inc, a Delaware corporation, and its consolidated subsidiaries ("we," "us," "our," or the "Company") is one of the largest full-service metals recyclers in the United States, with recycling facilities located in 15 states.

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

     In January 2005, we entered into a joint venture agreement with Houchens Industries, Inc. to form Metal Management Nashville, LLC. This 50% owned joint venture operates scrap metal recycling businesses in Nashville, Tennessee and Bowling Green, Kentucky. In March 2005, we entered into a joint venture agreement with Donjon Marine Company, Inc. to form Port Albany Ventures LLC. This 50% owned joint venture conducts stevedoring and marine operations on the Hudson River in Albany, New York.

BUSINESS STRATEGY
     Our business strategy is to continue to enhance our competitive position in the scrap metals recycling industry. We make investments in our operations to better serve our customers and improve profitability. Our national footprint and strong capitalization will allow us to evaluate and potentially acquire other scrap metal businesses. This strategy should enable us to continue to produce the free cash flow and maintain the financial flexibility necessary to provide meaningful value to our stockholders. Key elements of our strategy include:

     Pursuing Growth Opportunities. We intend to pursue expansion opportunities through acquisitions or strategic alliances. We believe that our national footprint and capital structure position us well to identify, evaluate and complete acquisitions of regional scrap metal businesses. Acquisitions may also take the form of "tuck-ins," where small companies can be immediately integrated into existing operations where we already enjoy leadership positions. In making acquisitions, we will likely focus on major metropolitan markets where large amounts of scrap metal are generated and on businesses with attractive transportation attributes with which we can enhance our distribution channels to better serve our consumers. Acquisitions would be selectively pursued with an eye towards enhancing our competitive position in the national and international marketplace and expected to improve our consolidated operating results. We will also evaluate strategic alliances, and as described above, we recently entered into two new joint ventures during the year ended March 31, 2005 ("fiscal 2005").

     Investing in Our Existing Operations. We have made significant capital investments in our existing operations to expand capacity or upgrade equipment. These capital investments include equipment with new technology including recent installations of "crossbelt metal analyzers" and "induction sorting systems." The crossbelt metal analyzers enable us to provide our consumers specific analysis of the metallic composition of our scrap metals. The induction sorting system machines provide additional recovery of non-ferrous metals that are not recovered through normal eddy current systems. We will continue to invest in our existing operations and in new technology to further enhance our competitive position, broaden our product offerings and provide economies of scale.

     Maximizing Stockholder Value. In December 2004, we paid our first quarterly cash dividend. We believe that our cash dividends are an efficient means of distributing value to our stockholders. Our Board of Directors currently expects to continue to declare cash dividends.

COMPETITIVE STRENGTHS
     We believe that the following competitive strengths position us to capitalize on future opportunities:

     Industry Leader. We are one of the largest domestic scrap metal recycling companies with approximately 40 facilities in 15 states. We enjoy leadership positions in many major metropolitan markets, such as Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, New Haven, Phoenix, Pittsburgh, Salt Lake City, Toledo and Tucson. We have a 28.5% equity ownership position in Southern Recycling, L.L.C. ("Southern"), one of the largest scrap metals recyclers in the Gulf Coast region.

     Locations. Our locations enable us to serve consumers throughout the U.S. and the world. With a network of operating facilities across the U.S. which are strategically located in major scrap producing markets, we are uniquely positioned to offer a competitive advantage in distribution efficiency, both in terms of cost and reliability. All of our facilities can ship directly by truck or rail and many can ship by water in barges or ocean going vessels, enabling us to have broader distribution channels coupled with attractive freight costs and provide volume shipments to customers on a timely basis.

     Broad Product Offerings. We believe that we provide one of the most comprehensive product offerings of both ferrous and non-ferrous scrap metals. Our ferrous products primarily include shredded, sheared, cold briquetted and bundled scrap metal, and other purchased scrap metal, such as turnings, cast and broken furnace iron. We also process non-ferrous scrap metals, including aluminum, copper, stainless steel and other nickel-bearing metals, brass, titanium and high-temperature alloys, using similar techniques and through application of our proprietary technologies.

     Integration and Branding Initiatives. Through our integration efforts, we have standardized the reporting systems and business practices of our operations so that we are better able to evaluate operating performance. We expect to realize additional cost benefits from the implementation of our best management practices across the country. Additionally, a component of our integration strategies includes the development of national account and branding programs. We believe that our strategy of creating brand awareness for the Metal Management name will help create awareness among our customers of the size and geographic scope of our operations and the breadth of our product offerings. We believe this will benefit us as our customers consolidate their supplier base to create purchasing efficiencies.

     Commitment to Environment, Health and Safety. It is our intention and practice to pursue rigorously high standards in order to improve the safety and health of our employees and to protect the environment. We recognize that our long-term success in the marketplace can be enhanced by our ability to create competitive advantages by adopting and implementing rigorous standards designed to strengthen our operations in the areas of safety and the environment. By embracing these measures, we will succeed in adding value for customers and maintaining a positive and safe working environment for employees. Every employee is encouraged and required to be proactively committed to maintaining safe and healthy working environments; the conservation of natural resources and raw materials; and the protection of the local and global environment.

INDUSTRY
     Although significant consolidation has occurred during the past several years, the scrap metals industry in the U.S. remains highly fragmented. The Institute of Scrap Recycling Industries, Inc. ("ISRI"), the trade association of the scrap processing and recycling industry, represents approximately 1,300 member companies throughout North America and the world. Many of these companies are family-owned and operate only in local or regional markets. We believe that no single scrap metals recycler has a significant share of the domestic market, although certain recyclers may have significant shares of their local or regional markets. According to ISRI, scrap recyclers in the U.S. annually recycle more than 68 million tons of iron and steel and 9 million tons of non-ferrous metal.

Ferrous Scrap Industry
     Ferrous scrap, used in most steel making processes, is the primary raw material for mini-mill steel producers that utilize electric-arc furnace, or EAF, technology. Ferrous scrap is also utilized in the production of steel by integrated steel producers, although to a lesser degree than EAF producers. Ferrous scrap sells as a commodity in international markets which are affected by relative economic conditions, fluctuating currencies, and the availability of ocean-going vessels and their related costs. Additionally, demand for processed ferrous scrap metal is highly dependent on the overall strength of the domestic steel industry, particularly producers utilizing EAF technology. Ferrous prices can fluctuate greatly from month to month which can significantly affect our operating results.

     Much of the growth in the scrap metals industry in recent years has occurred as a result of the proliferation of mini-mill steel producers which utilize EAF technology. According to the U.S. Geological Survey, EAF production as a percentage of total domestic steel production has increased from 38% in 1992 to 53% in 2004. In addition to growth in EAF production over the past three years, as a result of steel industry consolidation, additional integrated steel making capacity has either been restarted or consolidated into fewer and larger steel makers. We believe this consolidation has also contributed to strong demand for ferrous scrap. Accordingly, strong demand for inputs for EAF and integrated steelmaking including materials such as coke, pig iron, hot-briquetted iron and iron ore, some of which are consumed by both EAF and integrated steel producers, are relevant in considering the availability of scrap related to steel manufacturing processes. We believe that as a large, reliable supplier of scrap metals, we are well positioned to benefit from the growth in steel market share associated with EAF production.

     The growth in EAF production since the 1970's was fueled, in part, by the historically low prices of prepared ferrous scrap and faster conversion time to process, which provided EAF producers a product cost advantage over integrated steel producers. Integrated steel producers operate blast furnaces, the primary raw material feedstock of which are coke and iron ore. As the price of ferrous scrap metals increased in recent years, EAF operators have evaluated, and in some cases invested in technologies that produce alternatives to prepared steel scrap, such as pre-reduced iron pellets or pig iron, to supply their EAF operations. We do not believe that these alternatives to ferrous scrap will replace ferrous scrap in EAF operations, but may be used as a supplemental feedstock thereby allowing EAF operators to rely to a greater degree on lower grades of prepared scrap.

     Due to its low price-to-weight ratio, raw ferrous scrap is generally purchased locally from industrial manufacturers, demolition firms, railroads, scrap dealers, peddlers, auto wreckers and various other sources, typically in the form of automobile hulks, appliances and plate and structural steel. Ferrous scrap prices are local and regional in nature; where there are overlapping regional markets, however, the prices do not tend to differ significantly between the regions due to the ability of companies to ship scrap metal from one region to another. The most significant limitation on the size of the geographic market for the procurement of ferrous scrap is the transportation cost. Additionally, large scale scrap processing facilities such as ours are typically located on or near key modes of transportation, such as railways and waterways, which allows for competitive access to ship processed scrap to consumers.

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

OUR RECYCLING OPERATIONS
     Our recycling operations encompass buying, processing and selling scrap metals. The principal forms in which scrap metals are generated include industrial scrap and obsolete scrap. Industrial scrap is generated as a by-product in the form of residual materials from metals manufacturing processes. Obsolete scrap consists primarily of residual metals from old or obsolete consumer products such as appliances and automobiles.

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

     Shredding. Obsolete consumer scrap such as automobiles, home appliances and other consumer goods, as well as certain light gauge industrial scrap, is processed in our shredding operations. These items are fed into a shredder that quickly breaks the scrap into fist-size pieces of ferrous metal. The shredding process uses magnets and other technologies to separate ferrous, non-ferrous and non-metallic materials. The ferrous material is sold to our customers, including steel producing mini-mills. We recover non-ferrous metals as a by-product from the shredding process that we refer to as Zorba. Zorba is generally sold to customers that sort and recover intrinsic metals (generally characterized as non-ferrous) from the Zorba. The non-metallic by-product of the shredding operations, referred to as "shredder fluff," is disposed of in third-party landfills.

     Shearing or Cutting. Pieces of oversized ferrous scrap, such as obsolete steel girders and used drill pipes, which are too large for other processing, are cut with hand torches, crane-mounted alligator shears or stationary guillotine shears. After being reduced to specific lengths or sizes, the scrap is then sold to those customers who can accommodate larger materials, such as steel mini-mills.

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

     Ferrous Scrap Sales. We sell processed ferrous scrap to end-users such as steel producing mini-mills and integrated steel makers and foundries, as well as brokers who aggregate materials for other large users. Most of our customers purchase processed ferrous scrap through negotiated spot sales contracts which establishes the quantity purchased for the month. The price we charge for ferrous scrap depends upon market demand and transportation costs, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of transportation to the end-user. We believe our profitability is enhanced by the broad product line that we offer to our customers. Our ferrous scrap sales are accomplished through a monthly sales program managed nationally. We believe that our coordinated ferrous marketing initiatives will allow us to be a uniquely capable supplier of ferrous scrap as we are able to fill larger quantity orders due to our ability to procure and process large amounts of raw materials.

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

     Copper. Copper scrap may be processed in several ways. We have historically processed copper scrap predominantly by using a wire chopping line which grinds the wire into small pellets, though wire chopping activities have been significantly curtailed in recent years. In addition to wire chopping, we process copper scrap by baling and other repacking methods to meet customer specifications.

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

EMPLOYEES
     At March 31, 2005, we employed approximately 1,580 employees, of whom approximately 770 were covered by collective bargaining agreements. A strike or work stoppage could impact our ability to operate if we were unable to negotiate new agreements with unions representing organized employee groups. Also, our profitability could be adversely affected if increased costs associated with any future labor contracts are not recoverable through productivity improvements, price increases or cost reductions. We believe that we have good relations with our employees.

SIGNIFICANT CUSTOMERS
     In fiscal 2005 and the year ended March 31, 2004 ("fiscal 2004"), our ten largest customers represented approximately 50% and 44% of consolidated net sales, respectively. These customers comprised approximately 49% and 52% of consolidated accounts receivable at March 31, 2005 and 2004, respectively. Sales to The David J. Joseph Company, our largest customer and an agent for steel mills including Nucor Corporation, represented approximately 23% and 19% of consolidated net sales in fiscal 2005 and fiscal 2004, respectively. The loss of any one of our significant customers could have a material adverse effect on our results of operations and financial condition.

EXPORT SALES
     In fiscal 2005 and fiscal 2004, export sales represented approximately 25% and 29% of consolidated net sales, respectively. Receivables from foreign customers represented approximately 10% of consolidated accounts receivable at both March 31, 2005 and 2004. There were no sales to any single country that exceeded 10% of our consolidated net sales in fiscal 2005 or fiscal 2004.

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

     We face potential competition for sales of processed scrap from producers of steel products, such as integrated steel mills and mini-mills, which may vertically integrate their current operations by entering the scrap metals recycling business or by attempting to secure scrap supply through direct purchasing from our suppliers. Many of these producers have substantially greater financial, marketing and other resources. Scrap metals processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap and could result in lower prices for such products.

SEASONALITY AND OTHER CONDITIONS
     Our operations can be adversely affected by protracted periods of inclement weather, reduced levels of industrial production, or interruptions in transportation services from railroads or barge lines, which may reduce the volume of material processed at our facilities. In addition, periodic maintenance shutdowns or labor disruptions at our larger customers may have an adverse impact on our operations. Our business generally experiences seasonal slowness in the months of July and December, as customers tend to reduce production and inventories.

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

AVAILABLE INFORMATION
     We make available, free of charge, through our website, www.mtlm.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission ("SEC"). We also make available on our website the following corporate governance documents:

      --   Audit Committee charter
      --   Compensation Committee charter
      --   Business Ethics Policy and Code of Conduct

     Please note that our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered a part of this report.

BANKRUPTCY OF PREDECESSOR COMPANY
     On November 20, 2000, our predecessor company and its subsidiaries (collectively, the "Predecessor Company") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Chapter 11"). The Predecessor Company was required to seek bankruptcy reorganization as a result of precipitous declines in scrap metal recycling prices, increased imports of scrap metals into the U.S. and losses caused by bankruptcy filings by some of its main customers. These factors, combined with high debt levels, resulted in losses from operations and a drain on liquidity. The Predecessor Company utilized Chapter 11 to strengthen its balance sheet, reduce interest expense and terminate unfavorable leases and contracts. On June 29, 2001, Metal Management emerged from reorganization proceedings under Chapter 11 pursuant to the terms of a Plan of Reorganization.

                                  RISK FACTORS

     Set forth below are risks that we believe are material to our business operations. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.

THE METALS RECYCLING INDUSTRY IS HIGHLY CYCLICAL AND EXPORT MARKETS CAN BE VOLATILE.
     The operating results of the scrap metals recycling industry in general, and our operations specifically, are highly cyclical in nature. They tend to reflect and be amplified by general economic conditions, both domestically and internationally. Historically, in periods of national recession or periods of slowing economic growth, the operations of scrap metals recycling companies have been materially and adversely affected. For example, during recessions or periods of slowing economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum. This leads to significant fluctuations in demand and pricing for our products. Economic downturns in the U.S. or internationally could likely materially and adversely affect our results of operations and financial condition. Our ability to withstand significant economic downturns in the future will depend in part on our level of capital and liquidity, at the time.

     Our business may also be adversely affected by increases in steel imports into the U.S. which will generally have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals. Additionally, our business could be negatively affected by strengthening in the U.S. dollar or increased freight costs which could impact export sales.

PRICES OF COMMODITIES WE OWN MAY BE VOLATILE AND MARKETS ARE COMPETITIVE.
     Although our goal is to turn over our inventory of raw or processed scrap metals as rapidly as possible, we are exposed to commodity price risk during the period that we have title to products that are held in inventory for processing and/or resale. Prices of commodities, including scrap metals, can be volatile due to numerous factors beyond our control, including:

      --   general economic conditions;
      --   labor costs;
      --   competition;
      --   financial condition of our major customers;
      --   the availability of imports;
      -- the availability and relative pricing of scrap metal substitutes (e.g., pig iron) and coke and iron ore;
      --   import duties and ocean freight costs; and
      --   tariffs and currency exchange rates.

     In an increasing price environment, competitive conditions may limit our ability to pass on price increases to our customers. In a decreasing price environment, we may not have the ability to fully recoup the cost of raw scrap metal we process and sell to our customers. New entrants into our markets could result in higher purchase prices and lower margins from our scrap metals.

OUR INDEBTEDNESS CONTAINS COVENANTS THAT RESTRICT OUR ABILITY TO ENGAGE IN CERTAIN TRANSACTIONS.
     Our $200 million credit agreement, as amended, due June 28, 2008 (the "Credit Agreement") contains covenants that, among other things, restrict our ability to:

      --   incur additional indebtedness;
      --   pay dividends under certain conditions;
      --   enter into transactions with affiliates;
      --   enter into certain asset sales;
      --   engage in certain acquisitions, investments, mergers and
           consolidations;
      --   prepay certain other indebtedness;
      --   create liens and encumbrances on our assets; and
      --   engage in other matters customarily restricted in such agreements.

     Our Credit Agreement requires us to satisfy specified financial covenants, including a maximum leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum tangible net worth. The leverage ratio and consolidated fixed charge coverage ratio are tested for the twelve-month period ending each fiscal quarter. The Credit Agreement also limits capital expenditures.

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

OUR OPERATIONS PRESENT SIGNIFICANT RISK OF INJURY OR DEATH.
     Because of the heavy industrial activities conducted at our facilities, there exists a risk of serious injury or death to our employees or other visitors of our operations, notwithstanding the safety precautions we take. Our operations are subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration ("OSHA"). We have been fined in regard to some of these incidents. While we have in place policies to minimize such risks, we may nevertheless be unable to avoid material liabilities for any employee death or injury that may occur in the future and these types of incidents may have a material adverse effect on our financial condition.

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

THE LOSS OF ANY MEMBER OF OUR SENIOR MANAGEMENT TEAM OR A SIGNIFICANT NUMBER OF OUR MANAGERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.
     Our operations depend heavily on the skills and efforts of our senior management team, including Daniel W. Dienst, our Chairman, Chief Executive Officer and President, Robert C. Larry, our Executive Vice-President and Chief Financial Officer, and certain other key employees. In addition, we rely substantially on the experience of the management of our subsidiaries with regard to day-to-day operations. While we have employment agreements with Messrs. Dienst and Larry and certain other members of our management team, we may nevertheless be unable to retain the services of any of those individuals. The loss of any member of our senior management team or a significant number of managers could have a material adverse effect on our operations.

THE PROFITABILITY OF OUR SCRAP RECYCLING OPERATIONS DEPENDS, IN PART, ON THE AVAILABILITY OF AN ADEQUATE SOURCE OF SUPPLY.
     We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low industry prices, suppliers may elect to hold scrap to wait for higher prices or slow scrap collection activities. If a substantial number of scrap suppliers cease selling scrap metals to us, we would be unable to recycle metals at desired levels and our results of operations or financial condition could be materially and adversely affected. In addition, a slowdown of industrial production in the U.S. would reduce the supply of industrial grades of scrap metal to our industry.

THE CONCENTRATION OF OUR CUSTOMERS AND OUR EXPOSURE TO CREDIT RISK COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS OR FINANCIAL CONDITION.
     Sales to our ten largest customers represented approximately 50% of consolidated net sales in fiscal 2005. Accounts receivable balances from these customers comprised approximately 49% of consolidated accounts receivable at March 31, 2005. Sales in fiscal 2005 to The David J. Joseph Company represented approximately

23% of consolidated net sales. The loss of any of our significant customers or our inability to collect accounts receivables could negatively impact our revenues and profitability.

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

THE LOSS OF EXPORT SALES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL CONDITION.
     Export sales accounted for 25% of consolidated net sales in fiscal 2005. Risks associated with our export business include, among other factors, political and economic factors, economic conditions in the world's economies, changes in legal and regulatory requirements, the value of the U.S. dollar (variations to which will impact the amount and volume of export sales), freight costs, and collection risks in some cases (such as Mexican steel mills where we extend open credit for other than vessel shipments). Any of these factors could result in lower export sales which may materially adversely affect our results of operations and financial condition.

A SIGNIFICANT INCREASE IN THE USE OF SCRAP METALS ALTERNATIVES BY CURRENT CONSUMERS OF PROCESSED SCRAP METALS COULD REDUCE DEMAND FOR OUR PRODUCTS.
     During periods of high demand for scrap metals, tightness can develop in the supply and demand for ferrous scrap. The relative scarcity of ferrous scrap, particularly the "cleaner" grades, and its high price during such periods have created opportunities for producers of alternatives to scrap metals, such as pig iron and direct reduced iron pellets and others. Although these alternatives have not been a major factor in the industry to date, we cannot assure you that the use of alternatives to scrap metals may not proliferate in the future if the prices for scrap metals rise or if supplies of available unprepared ferrous scrap tighten.

OUR DEFINED BENEFIT PENSION PLANS ARE UNDERFUNDED.
     We currently maintain three defined benefit pension plans which cover various categories of employees and retirees. Our obligations to make contributions to fund benefit obligations under these pension plans are based on actuarial valuations which are based on certain assumptions, including the long-term return on plan assets and discount rate. Our defined benefit pension plans are underfunded by approximately $3.9 million at March 31, 2005. As a result, we will have to make additional contributions in the foreseeable future until our defined benefit pension plans are funded in accordance with the Employee Retirement Income Security Act ("ERISA") guidelines. This will negatively impact our cash flow and results of operations.

OUR OPERATIONS ARE SUBJECT TO STRINGENT REGULATIONS, PARTICULARLY UNDER APPLICABLE ENVIRONMENTAL LAWS.
     We are subject to comprehensive local, state, federal and international statutory and regulatory environmental requirements relating to, among others:

      -- the acceptance, storage, treatment, handling and disposal of solid, hazardous, and Toxic Substances Control Act ("TSCA") waste;
      --   the discharge of materials into air;
      --   the management and treatment of wastewater and storm water;
      --   the remediation of soil and groundwater contamination;
      --   the restoration of natural resource damages; and
      --   the protection of our employees' health and safety.

     We believe that we are currently in material compliance with applicable statutes and regulations governing the protection of human health and the environment, including employee health and safety. We can give you no assurance, however, that we will continue to be in material compliance, avoid material fines, penalties and expenses associated with compliance issues in the future.

     The nature of our business and previous operations by others at facilities currently or formerly owned or operated or otherwise used by us expose us to risks of claims under environmental laws and regulations, especially for the remediation of soil or groundwater contamination. We can give you no assurance, however, that we can avoid making material expenditures for remedial activities or capital improvements with regard to sites currently or formerly owned or operated or otherwise used by us.

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

     Because the scrap metals recycling industry has the potential for discharging wastes or other regulated materials into the environment, we believe that in any given year, a significant portion of our capital expenditures could be related, directly or indirectly, to pollution control or environmental remediation. Nevertheless, expenditures for environmentally-related capital improvements were neither material in fiscal 2005 or prior years nor are they currently expected to be significant in fiscal 2006. However, for the reasons explained above, there can be no assurance that this will continue to be the case in the future.

     We do not have environmental impairment insurance. In general, we do not carry environmental impairment liability insurance because the cost of the premiums outweighs the benefit of coverage. If we were to incur significant liability for environmental damage, such as a claim for soil or groundwater remediation, our results of operations and financial condition could be materially and adversely affected.

     There are risks associated with certain by-products of our operations. Our scrap metals recycling operations produce significant amounts of wastes that we pay to have treated or discarded. For example, we operate shredders for which the primary feedstock is automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hulk consists of material, referred to as automobile shredder residue ("ASR") which remains after the segregation of ferrous and saleable non-ferrous metals. State and federal environmental regulations require that we test ASR to determine if it is classified as hazardous waste before disposing of it off-site in permitted landfills. Our other waste streams are subject to similar requirements. Additionally, we employ significant source control programs to ensure to the fullest extent possible that contaminants do not enter our source stream. We can give no assurance, however, that such contaminants will be successfully removed from our source streams and resultant recycling by-products. As a result, our waste streams may, from time to time, be classified as a hazardous/TSCA waste in which case we may incur higher costs for disposal.

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

     Recent amendments to CERCLA, including the Superfund Recycling Equity Act of 1999, have limited the exposure of scrap metal recyclers for sales of certain recyclable material under certain circumstances. However, the recycling defense is subject to conducting of reasonable care evaluations of current and potential consumers.

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

ITEM 2. PROPERTIES

     Our facilities generally are comprised of:

      --   processing areas;
      -- warehouses for the storage of repair parts and certain types of raw and processed scrap;
      --   covered and open storage areas for raw and processed scrap;
      -- machine or repair shops for the maintenance and repair of vehicles and equipment;
      --   scales for weighing scrap;
      --   loading and unloading facilities; and
      --   administrative offices.

     Most of our facilities have specialized equipment for processing various types and grades of raw scrap which may include a heavy duty automotive shredder to process both ferrous and non-ferrous scrap, crane-mounted alligator or stationary guillotine shears to process large pieces of heavy scrap, wire stripping and chopping equipment, baling equipment and torch cutting facilities.

     The following table sets forth information regarding our principal properties:

                                                                            APPROXIMATE   LEASED/
               LOCATION                            OPERATIONS               SQUARE FEET    OWNED
               --------                            ----------               -----------   -------
Corporate
  500 N. Dearborn St., Chicago, IL....  Corporate Headquarters                21,000       Leased
  750 Lexington Ave., New York, NY....  Corporate Office                       2,100       Leased

Alabama
  2020 Vanderbilt Rd., Birmingham.....  Shear/Granulator                     1,150,073      Owned

Arizona
  3640 S. 35th Ave., Phoenix..........  Shear/Mega-Shredder/Baler/Eddy
                                        Current                              1,121,670     Leased
  1525 W. Miracle Mile, Tucson........  Shredder/Shear/Eddy Current           513,569       Owned

Colorado
  2690 East Las Vegas St., Colorado
     Springs..........................  Feeder Yard                           522,720       Owned
  5601 York St., Denver...............  Shredder/Eddy Current                 392,040       Owned

Connecticut
  500 Flatbush Ave., Hartford.........  Processing                           1,481,040     Leased
  808 Washington Ave., New Haven......  Shear/Warehouse                       177,850      Leased
  234 Universal Dr., North Haven......  Shredder/Eddy Current                1,089,000      Owned

Illinois
  6660 S. Nashville Ave., Bedford
     Park.............................  Warehouse/Baler                       304,223       Owned
  2305 S. Paulina St., Chicago........  Maintenance/Shredder                  392,040       Owned
  2500 S. Paulina St., Chicago........  Warehouse/Shear                       168,255       Owned
  2425 S. Wood St., Chicago...........  Warehouse/Baler                       103,226       Owned
  2451 S. Wood St., Chicago...........  Maintenance                           178,596       Owned
  350 N. Artesian Ave., Chicago.......  Maintenance/Shredder                  348,480       Owned
  1509 W. Cortland St., Chicago.......  Baler                                 162,540       Owned
  1831 N. Elston Ave., Chicago........  Warehouse                             35,695        Owned
  26th and Paulina Streets, Chicago...  Maintenance/Baler/Crusher             323,848       Owned
  9331 S. Ewing Ave., Chicago.........  Maintenance/Shredder                  293,087       Owned
  3200 E. 96th St., Chicago...........  Maintenance/Eddy Current              364,969       Owned
                                        Separation System
  12701 S. Doty Ave., Chicago.........  Shear/Iron Breaking                   784,080      Leased
  3151 S. California Ave., Chicago....  Maintenance/Shredder                  513,500      Leased
  320 Railroad St., Joliet............  Feeder Yard/Stevedoring               43,760       Leased
  1000 N. Washington, Kankakee........  Maintenance/Warehouse                 217,800       Owned
  564 N. Entrance Ave., Kankakee......  Processing                            206,910       Owned

Indiana
  3601 Canal St., East Chicago........  Maintenance/Balers(2)/Shear           588,784       Owned

                                                                            APPROXIMATE   LEASED/
               LOCATION                            OPERATIONS               SQUARE FEET    OWNED
               --------                            ----------               -----------   -------
Mississippi
  120-121 Apache Dr., Jackson.........  Processing                            74,052        Owned

New Jersey
  Foot of Hawkins St., Newark.........  Baler/Shear                           382,846       Owned
  252-254 Doremus Ave., Newark........  Shredder/Eddy Current                 384,000       Owned
  Port of Newark, Newark..............  Barge & Ship                          839,414      Leased
                                        Terminal/Stevedoring
  303 Doremus Ave., Newark............  Bus Dismantling                       270,100      Leased

Ohio
  4431 W. 130th St., Cleveland........  Iron Breaking/Shear/Baler            2,178,000     Leased
  Rte. 281 East, Defiance.............  Briquetting/Shear/Baler              3,267,000      Owned
  2535 Hill Ave., Toledo..............  Feeder Yard                           122,000       Owned

Pennsylvania
  2045 Lincoln Blvd., Elizabeth.......  Processing/Warehouse                  423,054       Owned
  77 E. Railroad St., Monongahela.....  Baler/Shear                           174,240       Owned

Tennessee
  540 Weakley St., Memphis............  Baler/Shear/Shredder/Eddy Current    1,298,611      Owned

Texas
  90 Hirsch Rd., Houston..............  Warehouse/Processing                  378,972       Owned
  15-21 Japhet, Houston...............  Terminal/Shear                       1,960,200      Owned
  1102 Navigation Blvd., Freeport.....  Feeder Yard                           352,400      Leased

Utah
  3260 W. 500 South St., Salt Lake
     City.............................  Shredder/Eddy Current                 435,600       Owned

     We believe that our facilities are suitable for their present and intended purposes and that we have adequate capacity for our current levels of operation.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION
     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims applicable to our operations. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition. We are involved in certain matters of litigation as described below.

Connecticut DEP v. Metal Management Connecticut, Inc. ("MTLM-Connecticut")
     On July 1, 1998, our subsidiary MTLM-Connecticut acquired the scrap metal recycling assets of Joseph A. Schiavone Corp. (formerly known as Michael Schiavone & Sons, Inc.). The acquired assets include real property in North Haven, Connecticut upon which our scrap metal recycling operations are currently performed (the "North Haven Facility"). The owner of Joseph A. Schiavone Corp. was Michael Schiavone ("Schiavone"). On March 31, 2003, the Connecticut DEP filed suit against Joseph A. Schiavone Corp., Schiavone, and MTLM-Connecticut in the Superior Court of the State of Connecticut - Judicial District of

Hartford. The suit alleges, among other things, that the North Haven Facility discharged and continues to discharge contaminants, including oily material, into the environment and has failed to comply with the terms of certain permits and other filing requirements. The suit seeks injunctions to restrict us from maintaining discharges and to require us to remediate the facility. The suit also seeks civil penalties from all of the defendants in accordance with Connecticut environmental statutes. At this stage, we are not able to predict our potential liability in connection with this action or any required investigation and/or remediation. We believe that we have meritorious defenses to certain of the claims asserted in the suit and intend to vigorously defend ourselves against the claims. In addition, we believe that we are entitled to indemnification from Joseph A. Schiavone Corp. and Schiavone for some or all of the obligations and liabilities that may be imposed on us in connection with this matter under the various agreements governing our purchase of the North Haven Facility from Joseph A. Schiavone Corp. We cannot provide assurances that Joseph A. Schiavone Corp. or Schiavone will have sufficient resources to fund any or all indemnifiable claims that we may assert.

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

Department of Justice Subpoena
     In January 2003, we received a subpoena requesting that we provide documents to a grand jury that is investigating scrap metal purchasing practices in the four state region of Ohio, Illinois, Indiana and Michigan. We are fully cooperating with the subpoena and the grand jury's investigation. To date, we have incurred approximately $0.5 million of legal fees associated with responding to this subpoena. We are unable at this stage to determine future legal costs or other costs to be incurred in responding to such subpoena or other impact to us of such investigation.

Voluntary Disclosure to Department of Justice
     As a result of internal audits that we conducted, we determined that current and former employees of certain business units engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, we voluntarily disclosed our concerns regarding such cash payments to the U.S. Department of Justice. Our Board of Directors appointed a special committee, consisting of all of our independent directors, to conduct an investigation of these activities. We are cooperating with the U.S. Department of Justice. We have implemented policies to eliminate such cash payments to industrial customers. During fiscal 2004, such cash payments to industrial customers represented approximately 0.7% of our consolidated ferrous and non-ferrous yard shipments. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. We are not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on us, if any, and accordingly, we have not recorded any amounts in the financial statements. We have incurred legal and other costs related to this matter of approximately $2.2 million in fiscal 2005. These expenses are included in general and administrative expenses on our consolidated statement of operations.

ENVIRONMENTAL MATTERS
     During the year ended March 31, 2003 ("fiscal 2003") and fiscal 2004, the Arizona Department of Environmental Quality ("ADEQ") issued five Notices of Violations ("NOVs") to our subsidiary Metal Management Arizona, L.L.C. ("MTLM-Arizona") for alleged violations at MTLM-Arizona's Tucson and Phoenix facilities including: (i) not developing and submitting a "Solid Waste Facility Site Plan"; (ii) placing ASR on a surface that does not meet Arizona's permeability specifications; (iii) alleged failure to follow ADEQ protocol for sampling and analysis of waste from the shredding of motor vehicles at the Phoenix facility; and (iv) use of excavated soil to stabilize railroad tracks adjacent to the Phoenix facility. On September 5, 2003, MTLM-Arizona was notified that ADEQ had referred the outstanding NOV issues to the Arizona Attorney General. On April 12, 2005, we entered into a settlement agreement with the ADEQ and Arizona Attorney General which resulted in a fine of $80 thousand. This settlement agreement resolved all outstanding NOVs involving MTLM-Arizona.

     On April 29, 1998, our subsidiary Metal Management Midwest, Inc. ("MTLM-Midwest") acquired substantially all of the operating assets of 138 Scrap, Inc. ("138 Scrap") that were used in its scrap metal recycling business. Most of these assets were located at a recycling facility in Riverdale, Illinois (the "Facility"). In early November 2003, MTLM-Midwest was served with a Notice of Intent to Sue (the "Notice") by The Jeff Diver Group, L.L.C., on behalf of the Village of Riverdale, alleging, among other things, that the release or disposal of hazardous substances within the meaning of the CERCLA had occurred at an approximately 57 acre property in the Village of Riverdale (which includes the 8.8 acre Facility that was leased by MTLM-Midwest until December 31, 2003). The Notice indicates that the Village of Riverdale intends to file suit against MTLM-Midwest (directly and as a successor to 138 Scrap) and numerous other third parties under one or both of CERCLA and the Resource Conservation and Recovery Act. At this stage, we cannot predict MTLM-Midwest's potential liability, if any, in connection with such lawsuit or any required remediation. We believe that we have meritorious defenses to certain of the claims outlined in the Notice and MTLM-Midwest intends to vigorously defend itself against any claims ultimately asserted by the Village of Riverdale. In addition, although we believe that we would be entitled to indemnification from the sellers of 138 Scrap for some or all of the obligations that may be imposed on MTLM-Midwest in connection with this matter under the agreement governing its purchase of the operating assets of 138 Scrap, we cannot provide assurances that any of the sellers will have sufficient resources to fund any indemnifiable claims to which we may be entitled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the fourth quarter of fiscal 2005.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On June 12, 2003, our common stock commenced trading on the Nasdaq National Market System under the symbol "MTLM." From March 7, 2003 to June 11, 2003, our common stock traded on the Nasdaq SmallCap Market under the symbol "MTLM." The following table sets forth the reported high and low closing sales prices for our common stock for the periods indicated.

                                                       HIGH     LOW
                                                       ----     ---
FISCAL YEAR ENDED MARCH 31, 2005
Fourth Quarter......................................  $30.24   $22.94
Third Quarter.......................................   28.98    16.51
Second Quarter......................................   20.77    16.12
First Quarter.......................................   19.81    12.00
FISCAL YEAR ENDED MARCH 31, 2004
Fourth Quarter......................................  $22.15   $16.13
Third Quarter.......................................   18.50    10.25
Second Quarter......................................    9.75     8.84
First Quarter.......................................    8.90     3.75

Stock Split
     On March 8, 2004, our Board of Directors approved a two-for-one stock split in the form of a stock dividend. As a result of the stock split, our stockholders received one additional share for each share of common stock held on the record date of April 5, 2004. The additional shares of common stock were distributed on April 20, 2004. All share and per share amounts have been retroactively adjusted in this report to reflect the stock split.

Holders
     As of May 2, 2005, we had 1,196 registered shareholders based on our transfer agent's records. On May 2, 2005, the closing price per share of our common stock as reported on the Nasdaq National Market System was $20.20 per share.

Dividends
     During fiscal 2005, we paid our stockholders two quarterly cash dividends of $0.075 per share of common stock, or approximately $3.7 million in the aggregate. Our Credit Agreement allows us to pay dividends as long as we have excess availability of at least $30 million and the amount of dividends paid does not exceed $20 million for any consecutive 12 month period. We anticipate that our Board of Directors will continue to declare cash dividends, however, the continuance of cash dividends is not guaranteed and is dependent on many factors some of which are outside of our control.

Unregistered Sales of Common Stock
     During fiscal 2005, we sold 1,024,000 shares of our common stock pursuant to exercise of warrants held by our employees and directors. There were 51 exercise transactions in fiscal 2005 and the average exercise price for each transaction was $4.09 per share. We received proceeds of approximately $4.2 million from these sales and used the proceeds to repay borrowings outstanding under our Credit Agreement. The sales are exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended, as the grant of warrants, and the issuance of shares of common stock upon exercise of such warrants, were made to a limited number of our employees and directors without public solicitation.

Issuer Purchases of Securities
     We did not repurchase any equity securities during the fourth quarter of fiscal 2005.

Securities Authorized for Issuance Under Existing Equity Compensation Plans
     The information under the heading "Securities Authorized for Issuance Under Existing Equity Compensation Plans" in our definitive proxy statement for the annual meeting of stockholders to be filed with the SEC is incorporated herein by reference.

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

     We adopted fresh-start accounting in connection with our emergence from bankruptcy on June 29, 2001. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments were recorded in our consolidated financial statements as of June 30, 2001. Since fresh-start accounting materially affects the comparability of the amounts previously recorded in our Predecessor Company's consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence financial data. All share and per share amounts for the reorganized company have been restated to reflect the April 20, 2004 two-for-one stock split.

                                                      PREDECESSOR COMPANY  |              REORGANIZED COMPANY
                                                     ----------------------|-----------------------------------------------
                                                                   THREE   |   NINE
                                                       YEAR       MONTHS   |  MONTHS
(IN THOUSANDS, EXCEPT PER SHARE DATA)                  ENDED       ENDED   |   ENDED           YEARS ENDED MARCH 31,
                                                     MARCH 31,   JUNE 30,  | MARCH 31,   ----------------------------------
                                                       2001        2001    |   2002        2003        2004         2005
STATEMENT OF OPERATIONS DATA:                          ----        ----    |   ----        ----        ----         ----
                                                                           |
Net sales                                            $766,591    $ 166,268 | $464,795    $770,009   $1,083,413   $1,701,958
Gross profit                                           61,874       17,052 |   55,615     105,141      160,413      241,344
General and administrative expenses(a)                 56,312       11,686 |   34,237      50,544       60,963       79,816
Depreciation and amortization                          23,341        4,718 |   13,673      17,533       18,193       18,634
Goodwill impairment charge(b)                         280,132           -- |       --          --           --           --
Non-cash and non-recurring expense                                         |
  (income)(c)                                           6,399        1,941 |    3,944        (695)       6,198           --
Operating income (loss)                              (304,310)      (1,293)|    3,761      37,759       75,059      142,894
Interest expense                                      (34,159)      (5,169)|   (9,450)    (11,129)      (6,925)      (3,298)
Reorganization items(d)                                15,632     (135,364)|      457          --           --           --
Net income (loss)                                    $(365,617)  $ 128,599 | $ (6,083)   $ 20,501   $   51,389   $   92,250
                                                                           |
Net income (loss) per share:                                               |
  Basic                                              $  (6.18)   $    2.09 | $  (0.30)   $   1.01   $     2.42   $     3.96
  Diluted                                            $  (6.18)   $    2.09 | $  (0.30)   $   0.99   $     2.27   $     3.74
                                                                           |
Cash dividends declared per share                    $   0.00    $    0.00 | $   0.00    $   0.00   $     0.00   $     0.15
                                                                           |
Weighted average shares outstanding                    59,131       61,731 |    20,239      20,323       21,243       23,279
Weighted average diluted shares                                            |
  outstanding                                          59,131       61,731 |   20,239      20,741       22,653       24,659
                                                                           |
SALES VOLUMES:                                                             |
Ferrous (tons)                                          4,071          974 |    2,964       4,137        4,403        4,668
Non-ferrous (lbs.)                                    528,150      123,308 |  324,328     442,234      424,494      499,276
Brokerage - ferrous (tons)                                310          125 |      225         454          304          219
Brokerage - non-ferrous (lbs.)                         38,623        5,216 |   11,867      10,688        4,506        3,210

                                                PREDECESSOR |
                                                  COMPANY   |              REORGANIZED COMPANY
                                                ----------- |   -----------------------------------------
                                                            |                   MARCH 31,
                                                 MARCH 31,  |   -----------------------------------------
                                                   2001     |     2002       2003       2004       2005
(in thousands)                                     ----     |     ----       ----       ----       ----
                                                            |
BALANCE SHEET DATA:                                         |
Working capital                                 $   77,072  |   $ 52,474   $ (9,691)  $ 80,740   $153,198
Total assets                                       284,792  |    257,108    248,651    406,416    478,782
Liabilities subject to compromise                  220,234  |         --         --         --         --
Total debt (including current maturities)(e)       152,977  |    133,960     89,610     44,297      2,531
Convertible preferred stock                          5,915  |         --         --         --         --
Common stockholders' equity (deficit)             (149,172) |     59,487     78,282    202,839    312,616

-------------------------------------

(a) Fiscal 2004 and 2005 includes stock-based compensation of $1.0 million and $4.8 million, respectively.

(b) During the third quarter of fiscal 2001, the Predecessor Company changed its method of assessing goodwill impairment and recorded a $280.1 million charge to write-off all unamortized goodwill and intangibles.

(c) Non-cash and non-recurring expense (income) consist of the following items (in thousands):

                                                   PREDECESSOR COMPANY  |         REORGANIZED COMPANY
                                                  --------------------- | -----------------------------------
                                                                THREE   |   NINE
                                                                MONTHS  |  MONTHS
                                                  YEAR ENDED    ENDED   |   ENDED      YEARS ENDED MARCH 31,
                                                  MARCH 31,    JUNE 30, | MARCH 31,   -----------------------
                                                     2001        2001   |   2002      2003      2004     2005
                                                     ----        ----   |   ----      ----      ----     ----
                                                                        |
Impairment of long-lived and other assets           $5,828      $1,941  |  $3,944     $(695)   $    0     $0
Severance, facility closure charges and other          571           0  |       0         0     6,198      0
                                                    ------      ------  |  ------     -----    ------     --
                                                    $6,399      $1,941  |  $3,944     $(695)   $6,198     $0
                                                    ======      ======  |  ======     =====    ======     ==

(d) The three months ended June 30, 2001 includes $145.7 million of income related to the discharge of indebtedness in accordance with the Plan of Reorganization.

(e) Total debt at March 31, 2001 excludes $182.9 million of debt classified within liabilities subject to compromise.

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

OVERVIEW
     We are one of the largest domestic scrap metal recycling companies with approximately 40 facilities in 15 states. We enjoy leadership positions in many major metropolitan markets, such as Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, New Haven, Phoenix, Pittsburgh, Salt Lake City, Toledo and Tucson. We have a 28.5% equity ownership position in Southern Recycling, L.L.C. ("Southern"), one of the largest scrap metals recyclers in the Gulf Coast region. We operate in one reportable segment, the scrap metal recycling industry.

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

     During the period from November 20, 2000 to June 29, 2001, we operated our business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware. On June 29, 2001, the Plan of Reorganization became effective and we emerged from bankruptcy. We reflected the terms of the Plan in our consolidated financial statements by adopting the fresh-start provisions of American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" as of June 30, 2001. Therefore, historical financial statements prior to June 30, 2001 are not comparable to our current financial statements.

DEVELOPMENTS IN FISCAL 2005
     On March 8, 2004, our Board of Directors approved a two-for-one stock split in the form of a stock dividend. The stock dividend was paid on April 20, 2004 to shareholders of record on April 5, 2004. All share and per share amounts have been retroactively adjusted in this report to reflect the stock split.

     As a result of internal audits that we conducted, we determined that current and former employees of certain business units engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, we voluntarily disclosed our concerns regarding such cash payments to the U.S. Department of Justice. Our Board of Directors appointed a special committee, consisting of all of our independent directors, to conduct an investigation of these activities. We are cooperating with the U.S. Department of Justice. We have implemented policies to eliminate such cash payments to industrial customers. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. We are not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on us, if any, and accordingly, we have not recorded any amounts in the financial statements.

     On June 28, 2004, we entered into a new credit agreement with a consortium of lenders led by LaSalle Bank, N.A. (the "Credit Agreement"). The Credit Agreement, as amended, provides for maximum borrowings of $200 million with a maturity date of June 28, 2008. Proceeds from the Credit Agreement were utilized to repay the amounts outstanding under our prior credit agreement and an $18 million term loan.

     On September 3, 2004, Michael W. Tryon resigned from all responsibilities with the company including the positions of President and Chief Operating Officer. Effective September 3, 2004, Daniel W. Dienst, Chairman and Chief Executive Officer, was appointed President. We eliminated the position of Chief Operating Officer.

     On November 24, 2004, our Board of Directors declared a cash dividend of $0.075 per share. This was the first cash dividend declared in our history. On February 3, 2005, our Board of Directors declared a cash dividend of $0.075 per share. The aggregate cash dividends paid in fiscal 2005 was approximately $3.7 million.

     In January 2005, we entered into a joint venture agreement with Houchens Industries, Inc. to form Metal Management Nashville, LLC. This 50% owned joint venture operates scrap metal recycling businesses in Nashville, Tennessee and Bowling Green, Kentucky. We contributed approximately $8.8 million in cash in addition to marketing, operational and development expertise to the joint venture. Houchens Industries, Inc. made an equal capital contribution in a combination of real estate, cash and other assets to form the joint venture. The Nashville, Tennessee operation is a start-up operation that will develop gradually and will include an automobile shredding operation by the second calendar quarter in 2006.

     In March 2005, we entered into a joint venture agreement with Donjon Marine Company, Inc. to form Port Albany Ventures LLC. This 50% owned joint venture acquired substantially all of the assets of an existing business that offers stevedoring and marine services, on the Hudson River in Albany, New York, in fee for service arrangements and is generating annual revenues of approximately $10 million with 33 employees. We contributed approximately $6.6 million in cash in addition to marketing and operational expertise to the joint venture. Donjon Marine Company, Inc. made an equal cash capital contribution to form the joint venture.

RESULTS OF OPERATIONS
     We achieved record results in fiscal 2005 as a result of favorable market conditions in the scrap metal industry. Revenues of $1.7 billion in fiscal 2005 were 57.1% higher than fiscal 2004 due to increased sales prices and volumes. The scrap metal industry benefited from increased demand from both domestic and international consumers. International demand for scrap metals benefited, in part, from a weaker U.S. dollar. Scrap inflows to our facilities were aided by increased domestic manufacturing production and higher prices, which attracted more obsolete grades of scrap.

     In fiscal 2005, our net income was $92.3 million, which was 79.5% higher than fiscal 2004. As a result, we generated positive cash flow which enabled us to reduce and eliminate borrowings outstanding under our Credit Agreement in the fourth quarter and enabled our Board of Directors to declare two cash dividends for our shareholders.

     The following table sets forth selected statement of operations and sales volume data for the past three fiscal years.

STATEMENT OF OPERATIONS SELECTED ITEMS ($ IN THOUSANDS)

                                                        YEARS ENDED MARCH 31,
                                      ----------------------------------------------------------
                                         2005        %        2004        %       2003       %
                                         ----        -        ----        -       ----       -
SALES BY COMMODITY:
  Ferrous metals                      $1,218,079    71.6%  $  766,649    70.8%  $492,702    64.0%
  Non-ferrous metals                     406,864    23.9      254,737    23.5    205,475    26.7
  Brokerage - ferrous                     54,080     3.2       42,548     3.9     54,768     7.1
  Brokerage - non-ferrous                  3,350     0.2        2,017     0.2      4,244     0.5
  Other                                   19,585     1.1       17,462     1.6     12,820     1.7
                                      ----------   -----   ----------   -----   --------   -----
Net sales                              1,701,958   100.0%   1,083,413   100.0%   770,009   100.0%
Gross profit                             241,344    14.2      160,413    14.8    105,141    13.7
General and administrative expenses       79,816     4.7       60,963     5.6     50,544     6.6
Depreciation and amortization             18,634     1.1       18,193     1.7     17,533     2.3
Non-cash and non-recurring expense
  (income)                                     0     0.0        6,198     0.6       (695)    0.1
Income from joint ventures                14,200     0.8        8,300     0.8      3,113     0.4
Interest expense                          (3,298)    0.2       (6,925)    0.6    (11,129)    1.4
(Loss) gain on debt extinguishment        (1,653)    0.1         (363)    0.0        607     0.1
Provision for income taxes                60,150     3.5       23,780     2.2     12,783     1.7
Net income                            $   92,250     5.4%  $   51,389     4.7%  $ 20,501     2.7%

                                         2005                 2004                2003
SALES VOLUME BY COMMODITY                ----                 ----                ----
(IN THOUSANDS):
Ferrous metals (tons)                      4,668                4,403              4,137
Non-ferrous metals (lbs.)                499,276              424,494            442,234
Brokerage - ferrous (tons)                   219                  304                454
Brokerage - non-ferrous
  (lbs.)                                   3,210                4,506             10,688

FISCAL 2005 COMPARED TO FISCAL 2004

NET SALES
     Consolidated net sales increased by $618.5 million (57.1%) to $1.7 billion in fiscal 2005 compared to consolidated net sales of $1.1 billion in fiscal 2004. The increase in consolidated net sales was primarily due to higher average selling prices for both ferrous and non-ferrous products and also due to increases in metals processed and sold.

Ferrous Sales
     Ferrous sales increased by $451.4 million (58.9%) to $1.2 billion in fiscal 2005 compared to ferrous sales of $766.7 million in fiscal 2004. The increase was attributable to higher average selling prices combined with an increase in sales volumes. The average selling price for ferrous products was approximately $261 per ton in fiscal 2005 which represents an increase of approximately $87 per ton (49.9%) from fiscal 2004. The increase in selling prices for ferrous scrap is evident in data published by the American Metal Market ("AMM"). According to AMM, the average price for #1 Heavy Melting Steel Scrap - Chicago (which is a common indicator for ferrous scrap) was approximately $214 per ton in fiscal 2005 compared to approximately $143 per ton in fiscal 2004.

     Sales volumes during fiscal 2005 benefited from higher domestic demand for our ferrous scrap and high scrap prices that increased the flows of scrap into our yards. Domestic demand and scrap prices were generally favorable throughout fiscal 2005. Domestic demand for scrap metal has also been favorably impacted by higher prices for scrap substitute products such as DRI and HBI relative to obsolete grades of scrap metal, and by lower levels of imports of scrap metal to the U.S. occasioned by considerations including a relatively weaker U.S. dollar.

Non-ferrous Sales
     Non-ferrous sales increased by $152.2 million (59.7%) to $406.9 million in fiscal 2005 compared to non-ferrous sales of $254.7 million in fiscal 2004. The increase was due to higher average selling prices combined with an increase in sales volumes. In fiscal 2005, the average selling price for non-ferrous products increased by approximately $0.21 per pound to $0.81 per pound and non-ferrous sales volumes increased by 74.8 million pounds compared to fiscal 2004.

     Our non-ferrous operations have benefited from rising prices for aluminum, copper and stainless steel (nickel base metal). The increase in non-ferrous prices is evident in data published by the London Metals Exchange ("LME") and COMEX. According to LME data, average prices for nickel and aluminum were 25% and 28%, respectively, higher in fiscal 2005 compared to fiscal 2004. According to COMEX data, average prices for copper were 45% higher in fiscal 2005 compared to fiscal 2004.

     Our non-ferrous sales volumes increased due to our efforts to expand that product line and reflected greater demand from our non-ferrous consumers. In fiscal 2004, domestic supply of non-ferrous metals was impacted by lower output from U.S. industrial production and international demand was lower compared to fiscal 2005. The recent improvement in the U.S. economy, coupled with improving economies in other countries, led to increased supply and demand for non-ferrous products, mainly in copper, aluminum and stainless steel.

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

Brokerage Sales
     Brokerage ferrous sales increased by $11.6 million (27.1%) to $54.1 million in fiscal 2005 compared to brokerage ferrous sales of $42.5 million in fiscal 2004. The increase was due to higher average selling prices, partially offset by a decrease in sales volumes. In fiscal 2005, the average sales price for ferrous brokerage products increased by approximately $107 per ton (76.4%) to $247 per ton compared to fiscal 2004.

     The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap metal are generally associated with higher unit prices.

     Brokerage non-ferrous sales increased by $1.4 million (66.1%) to $3.4 million in fiscal 2005 compared to brokerage non-ferrous sales of $2.0 million in fiscal 2004. The increase was due to an increase in the average selling price of $0.60 per pound, partially offset by a decrease in sales volumes. Margins associated with brokered non-ferrous metals are narrow so variations in this product category are not as significant to us as variations in other product categories.

Other Sales
     Other sales are primarily derived from our stevedoring and bus dismantling operations. Stevedoring is a fee for service business primarily associated with our dock operations at Port Newark. The increase in other sales in fiscal 2005 is a result of higher stevedoring revenue, which increased by $2.9 million compared to fiscal 2004.

GROSS PROFIT
     Gross profit was $241.3 million in fiscal 2005 compared to gross profit of $160.4 million in fiscal 2004. The improvement in the amount of gross profit earned was due to higher material margins per ton realized on both ferrous and non-ferrous products sold, partially offset by higher processing expenses. However, gross profit as a percentage of sales decreased slightly in fiscal 2005 due to material costs which increased greater than average sales prices and increased transportation costs.

     Processing costs on a per unit basis increased mainly due to higher freight, labor, repairs, maintenance, rent, fuel and operating supplies costs. Freight expenses were higher due to higher freight rates and a greater percentage of sales accomplished on delivered terms (for which we pay freight) during fiscal 2005. The increase in labor costs was due to additional headcount and overtime resulting from the increasing demand for our products. The increase in repairs, maintenance, fuel and operating supplies resulted from additional tons of scrap metal processed. The increase in rental expense was due to our decision to acquire new material handling equipment financed through operating leases which contain attractive terms compared to purchasing the equipment.

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses were $79.8 million in fiscal 2005 compared to general and administrative expenses of $61.0 million in fiscal 2004. The increase resulted from higher compensation expense, medical claims expense, professional fees and stock-based compensation.

     Compensation expense in fiscal 2005 increased by $5.2 million due to accruals recorded in connection with employee incentive compensation plans and $2.3 million due to higher salaries compared to fiscal 2004. The employee incentive compensation plans are generally measured as a function of return on net assets. We recorded $17.6 million of expense in connection with the employee incentive compensation plans in fiscal 2005 compared to $12.4 million of expense in fiscal 2004.

     Medical claims were higher by $1.0 million in fiscal 2005 compared to fiscal 2004. We are self-insured for health insurance for most of our employees.

     Professional fees were $4.2 million higher in fiscal 2005 compared to fiscal 2004. The increase was due to $2.2 million of legal fees and related costs resulting from the investigations performed in connection with our voluntary disclosure to the U.S. Department of Justice regarding cash payments made to certain industrial account suppliers (see Part I, Item 3 of this report) and $1.4 million of professional fees incurred in connection with Sarbanes-Oxley compliance.

     Stock-based compensation expense was $4.8 million in fiscal 2005 compared to stock-based compensation expense of $1.0 million in fiscal 2004. The increase was due to expense associated with restricted stock grants made since March 31, 2004 and expense associated with restricted stock grants made in January 2004 for which we have incurred a full year of expense in fiscal 2005. Stock-based compensation expense is related to awards of restricted stock granted to employees. The restricted stock generally vests over a period of 3 to 5 years and is subject to forfeiture if certain employment conditions are not satisfied.

DEPRECIATION AND AMORTIZATION
     Depreciation and amortization expense was $18.6 million in fiscal 2005 compared to depreciation and amortization expense of $18.2 million in fiscal 2004. Our depreciation expense remained relatively unchanged due to our decision to acquire new material handling equipment financed through operating leases which contain attractive terms compared to purchasing the equipment.

NON-CASH AND NON-RECURRING EXPENSE
     Non-cash and non-recurring expense was $6.2 million in fiscal 2004. In January 2004, we implemented a management realignment. This management realignment resulted in the recognition of $6.2 million of non-recurring expense primarily in connection with aggregate severance payments, benefits, and expense associated with the acceleration of vesting of restricted stock.

INCOME FROM JOINT VENTURES
     Income from joint ventures was $14.2 million in fiscal 2005 compared to income from joint ventures of $8.3 million in fiscal 2004. Income recognized from joint ventures primarily represents our 28.5% share of income from Southern. The increase in income was due to the favorable scrap markets in fiscal 2005. Southern is primarily a processor of ferrous metals and its results benefited from increased demand and strong market conditions.

INTEREST EXPENSE
     Interest expense was $3.3 million in fiscal 2005 compared to interest expense of $6.9 million in fiscal 2004. The decrease was a result of less debt offset in part by higher effective interest rates. Average debt was approximately $37.1 million in fiscal 2005 compared to average debt of approximately $72.0 million in fiscal 2004.

     Our effective interest rate was 22 basis points higher in fiscal 2005 compared to fiscal 2004 due to increases in market interest rates and higher undrawn facility fees resulting from increased availability under our Credit Agreement.

LOSS ON DEBT EXTINGUISHMENT
     In fiscal 2005, we recognized a loss on debt extinguishment of $1.7 million associated with the repayment of our previous credit agreement with proceeds from the Credit Agreement (see "Liquidity and Capital Resources -
Indebtedness"). This amount represents a write-off of a portion of the unamortized deferred financing costs associated with the previous credit agreement.

     In fiscal 2004, we recognized a loss on debt extinguishment of $0.4 million associated with the repurchase and redemption of $31.5 million, 12.75% junior secured notes in August 2003 and September 2003. This amount represents a premium paid to accomplish the repurchase of the junior secured notes.

INCOME TAXES
     In fiscal 2005, we recognized income tax expense of $60.2 million resulting in an effective tax rate of 39.5%. In fiscal 2004, our income tax expense was $23.8 million resulting in an effective tax rate of 31.6%. The effective tax rate differs from the federal statutory rate mainly due to state taxes and permanent tax items. The increase in the effective tax rate is due to certain elements of executive compensation that are non-deductible for tax purposes.

     Our cash taxes paid have been significantly lower than our income tax expense due to the utilization of net operating loss ("NOL") carryforwards and other deferred tax assets. As a result of our strong operating performance, we fully utilized our federal NOL carryforwards during fiscal 2005 which will increase our future cash tax payment obligations.

NET INCOME
     Net income was $92.3 million in fiscal 2005 compared to net income of $51.4 million in fiscal 2004. Net income increased due to higher material margins realized on both ferrous and non-ferrous products, higher income from joint ventures, and lower interest expense.

FISCAL 2004 COMPARED TO FISCAL 2003

NET SALES
     Consolidated net sales increased by $313.4 million (40.7%) to $1.1 billion in fiscal 2004 compared to consolidated net sales of $770.0 million in fiscal 2003. The increase in consolidated net sales was primarily due to higher average selling prices for both ferrous and non-ferrous products.

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

     International demand in fiscal 2004 was favorable due in part to the weakening U.S. dollar. The strong international demand was evident in data released by the U.S. Commerce Department, which showed that U.S. exports of ferrous scrap for calendar 2003 were approximately 11.8 million tons, an increase of 20% from calendar 2002. Domestic demand for scrap metal in fiscal 2004 was favorable despite reduced levels of steel production because of tighter supplies of prompt industrial grades of scrap metal. Domestic demand for scrap metal was also favorably impacted by higher prices for scrap substitute products such as DRI and HBI relative to obsolete grades of scrap metal, and by lower levels of imports of scrap metal to the U.S.

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

     Our non-ferrous operations benefited from rising prices for aluminum, copper and stainless steel (nickel base metal). The increase in non-ferrous prices is evident in data published by LME and COMEX. According to LME data, average prices for nickel and aluminum were 53% and 10%, respectively, higher in fiscal 2004 compared to fiscal 2003. According to COMEX data, average prices for copper were 28% higher in fiscal 2004 compared to fiscal 2003. However, the supply for non-ferrous metals in fiscal 2004 were lower than prior years due to lower than average output from U.S. industrial production, especially in the aerospace and telecommunications industries, which also caused a decrease in sales volumes. Competition from China resulted in lower volumes of copper and aluminum wire being processed and sold from our wire-chopping operation. As a result, we have significantly curtailed our wire-chopping operation, choosing instead in many cases to sell unprocessed copper and aluminum abroad.

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

Other Sales
     Other sales are primarily derived from our stevedoring and bus dismantling operations. Stevedoring operations are performed as a fee for service business primarily associated with our dock operations at Port Newark. The increase in other sales in fiscal 2004 was due to growth in these businesses.

GROSS PROFIT
     Gross profit was $160.4 million in fiscal 2004 compared to gross profit of $105.1 million in fiscal 2003. The improvement in gross profit was due to higher material margins on both ferrous and non-ferrous products sold offset in part by higher processing expenses.

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

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses were $61.0 million in fiscal 2004 compared to general and administrative expenses of $50.5 million in fiscal 2003. The increase resulted from higher compensation expense, medical claims expense, professional fees and stock-based compensation expense.

     The increase in compensation expense was from accruals recorded in connection with employee incentive compensation plans. The compensation plans are generally measured as a function of return on net assets. We recorded $11.2 million of expense in fiscal 2004 in connection with the employee incentive compensation plans compared to $6.2 million of expense in fiscal 2003.

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

DEPRECIATION AND AMORTIZATION
     Depreciation and amortization expense was $18.2 million in fiscal 2004 compared to depreciation and amortization expense of $17.5 million in fiscal 2003. The increase was due to depreciation expense recorded on capital expenditures made in fiscal 2004.

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

INTEREST EXPENSE
     Interest expense was $6.9 million in fiscal 2004 compared to interest expense of $11.1 million in fiscal 2003. The decrease was a result of lower borrowings and interest rates. Our average borrowings under our credit facility was approximately $62.8 million in fiscal 2004 which was $26.2 million less than fiscal 2003.

     Our average interest rate on indebtedness during fiscal 2004 was approximately 72 basis points lower than our average interest rate on indebtedness during fiscal 2003. This was primarily due to the repurchase and redemption of $31.5 million of 12.75% junior secured notes in August and September 2003, which was funded from borrowings under our credit facility.

(LOSS) GAIN ON DEBT EXTINGUISHMENT
     In fiscal 2004, we recognized a loss on debt extinguishment of $0.4 million associated with the repurchase and redemption of our $31.5 million, 12.75% junior secured notes in August 2003 and September 2003. This amount represents a premium paid to accomplish the repurchase of the junior secured notes.

     In fiscal 2003, we recognized a gain on debt extinguishment of $0.6 million associated with the repurchase of $2.4 million par amount of junior secured notes at a discount in May 2002.

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

LIQUIDITY AND CAPITAL RESOURCES
     Our financial condition strengthened during fiscal 2005. At March 31, 2005, our total indebtedness was $2.5 million (primarily a single property real estate mortgage), a decrease of $41.8 million from March 31, 2004. We had no borrowings outstanding on our Credit Agreement and had cash and cash equivalents of $52.8 million at March 31, 2005. Our primary source of working capital is collections from customers supplemented by financing under our Credit Agreement.

Cash Flows
     In fiscal 2005, our operating activities generated net cash of $117.8 million compared to net cash generated of $54.9 million in fiscal 2004. Cash generated by operating activities during fiscal 2005 was comprised of $145.5 million of cash generated from net income, adjusted for non-cash items, offset by investments in working capital of $27.7 million. The working capital increase was mainly due to higher accounts receivable ($8.1 million), higher inventories ($16.2 million) and lower accounts payable ($11.5 million). The increase in accounts receivable was due to higher sales prices in fiscal 2005 compared to fiscal 2004. Inventories increased due to higher purchase prices for scrap metals in fiscal 2005 compared to fiscal 2004. The decrease in accounts payable was due to timing of payments of balances owed in March 2005 compared to March 2004.

     We used $29.4 million in net cash for investing activities in fiscal 2005 compared to net cash used of $15.6 million in fiscal 2004. In fiscal 2005, purchases of property and equipment were $15.6 million, while we generated $1.3 million of cash from the sale of redundant fixed assets, including a small parcel of land in Arizona. In addition, we made $15.4 million of investments into joint ventures including investments associated with Port Albany Ventures LLC and Metal Management Nashville, LLC.

     During fiscal 2005, we used $36.7 million of net cash for financing activities compared to net cash used of $39.0 million in fiscal 2004. We reduced debt by $41.8 million through cash generated from operations. We paid cash dividends of $3.7 million and received $6.0 million of cash from the exercise of stock options and warrants.

Indebtedness
     The Credit Agreement is a revolving credit and letter of credit facility that supports our working capital requirements and is also available for general corporate purposes. Borrowing costs are based on variable rates tied to the prime rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. The margin is based on our leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters. Based on our current leverage ratio, our LIBOR and prime rate margins are 125 basis points and 0 basis points, respectively.

     Borrowings under the Credit Agreement are generally subject to borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable plus the lesser of $65 million or 70% of eligible inventory. Inventories cannot represent more than 40% of the total borrowing base. A security interest in substantially all of our assets and properties, other than equipment, fixtures and real property, unless and until the average excess availability for any two consecutive months is less than $10 million, has been granted to the agent for the lenders as collateral against our obligations under the Credit Agreement. Pursuant to the Credit Agreement, we pay a fee on the undrawn portion of the facility that is determined by the leverage ratio. As of March 31, 2005, that fee was .25% per annum.

     Under the Credit Agreement, we are required to satisfy specified financial covenants, including a maximum leverage ratio of 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 1.50 to 1.00 and a minimum tangible net worth of not less than the sum of $110 million plus 25% of consolidated net income earned in each fiscal quarter. The leverage ratio and consolidated fixed charge coverage ratio are tested for the twelve-month period ending each fiscal quarter. The Credit Agreement also limits capital expenditures to $20 million for the twelve-month period ending each fiscal quarter. A recent amendment to our Credit Agreement permits capital expenditures of up to $40 million in fiscal 2006. We intend in fiscal 2006 to rebuild our shredder in Newark, invest in upgrading equipment and technology deployed in our Aerospace operations, install induction separation systems at five shredding facilities and to purchase leased land in Phoenix, among other strategies.

     The Credit Agreement contains restrictions which, among other things, limit our ability to (i) incur additional indebtedness; (ii) pay dividends under certain conditions; (iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on our assets; and (viii) engage in other matters customarily restricted in such agreements. As of March 31, 2005, we were in compliance with all financial covenants contained in the Credit Agreement. As of May 18, 2005, we had no outstanding borrowings under the Credit Agreement, and had undrawn availability of approximately $190.9 million.

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

Future Capital Requirements
     We expect to fund our working capital needs, interest and dividend payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by undrawn borrowing availability under our Credit Agreement. Our future cash needs will be driven by working capital requirements, planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves. During fiscal 2005, we received $6.0 million of proceeds from the exercise of stock options and warrants, and we may receive additional cash in the future from the exercise of outstanding stock options and warrants.

     Capital expenditures were $15.6 million in fiscal 2005. Capital expenditures are expected to be $30 to $40 million in fiscal 2006.

     In addition, due to favorable financing terms made available by equipment manufacturing vendors, we have entered into operating leases for new equipment. Since April 2002, we have entered into 72 operating leases for equipment which would have cost approximately $21.1 million to purchase. These operating leases are attractive to us since the implied interest rates are lower than interest rates under our Credit Agreement. We expect to selectively use operating leases for new material handling equipment or trucks required by our operations.

     We anticipate that our Board of Directors will continue to declare cash dividends; however, the continuance of cash dividends is not guaranteed and dependent on many factors some of which are beyond our control.

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

     The following table sets forth our known contractual obligations as of March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                             LESS THAN     ONE TO       THREE TO
                                    TOTAL    ONE YEAR    THREE YEARS   FIVE YEARS   THEREAFTER
                                    -----    ---------   -----------   ----------   ----------
Long-term debt and capital leases  $ 2,924    $   496      $   916       $1,512      $     0
Operating leases                    47,561     10,426       14,217        8,266       14,652
Other contractual obligations        7,785      7,785            0            0            0
                                   -------    -------      -------       ------      -------
Total contractual cash
  obligations                      $58,270    $18,707      $15,133       $9,778      $14,652
                                   =======    =======      =======       ======      =======

Other Commitments
     We are required to make contributions to our defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Security Act (ERISA). However, due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount of pension plan asset returns, we are not able to reasonably estimate the amount of future required contributions beyond fiscal 2006. Our minimum required pension contributions for fiscal 2006 will be approximately $1.0 million.

     We also enter into letters of credit in the ordinary course of operating and financing activities. As of May 18, 2005, we had outstanding letters of credit of $9.1 million, much of which is securing insurance policies.

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

Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $2.7 million and $1.7 million at March 31, 2005 and 2004, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions.

Inventory
     Our inventories primarily consist of ferrous and non-ferrous scrap metals and are valued at the lower of average purchased cost or market. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. As indicated in the section entitled "Risk Factors - Prices of commodities we own may be volatile and markets are competitive," we are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to rapidly turn our inventories.

Goodwill
     We account for goodwill and other intangible assets under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually, or earlier if certain events occur indicating that the carrying value of goodwill may be impaired. Other intangible assets are also tested for impairment at least annually. If an impairment exists, a loss is recognized in an amount equal to the excess of the carrying value over the fair value. At March 31, 2005, we determined, based on current industry and other market information, that no impairment existed in our goodwill or other intangible assets.

Long-lived Assets
     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be the recognition of a loss representing the difference between the fair value of such asset and its carrying value.

Self-insured Accruals
     We are self-insured for medical claims for most of our employees. We are self-insured for workers' compensation claims that involve a loss of not greater than $350,000 per claim. Our exposure to claims is protected by stop-loss insurance policies. We record an accrual for reported but unpaid claims and the estimated cost of incurred but not reported ("IBNR") claims. IBNR accruals are based on either a lag estimate (for medical claims) or on actuarial assumptions (for workers' compensation claims).

Pension Plans
     We sponsor three defined benefit pension plans for employees at certain of our subsidiaries. Pension benefits are based on formulas that reflect the employees' years of service and compensation during their employment period. We recognized pension expense of $0.4 million and $0.5 million in fiscal 2005 and 2004, respectively. We currently estimate that pension expense will be $0.4 million in fiscal 2006. Pension expense is determined using certain assumptions as required by SFAS No. 87, "Employers' Accounting for Pensions." These assumptions include the long-term rate of return on plan assets, discount rate and rate of compensation increases. Actual results will often differ from actuarial assumptions because of economic and other factors.

     We used a discount rate of 6.25% to compute pension expense in fiscal 2005. The discount rate that we used reflects the rates of high-quality debt instruments that would provide the future cash flows necessary to pay benefits when they come due. A decrease in the discount rate of 25 basis points, from 6.25% to 6.00%, while holding all other assumptions constant, would have resulted in an increase in our pension expense of approximately $32,000 in fiscal 2005. We have reduced our discount rate to 5.75% at March 31, 2005 to reflect market interest rate reductions.

     We assumed that long-term returns on pension assets were 8.00% during fiscal 2005. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical returns on plan assets. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in our pension expense of approximately $20,000 in fiscal 2005.

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

     We had previously recorded a full valuation allowance against the emergence date net deferred tax assets, including NOL carryforwards, due to the uncertainty regarding their ultimate realization. During fiscal 2004, we reversed most of the valuation allowance recorded against the emergence date net deferred tax assets because we believed it was more likely than not that these deferred tax assets would be realized. As of March 31, 2005, we have a valuation allowance of $1.3 million associated with certain state NOL carryforwards due to either their short expiration periods or the expectation that more likely than not these benefits will not be realized. Significant judgment is required in these evaluations, and differences in future results from our estimates could result in material differences in the realization of these assets.

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

RECENT ACCOUNTING PRONOUNCEMENTS
     In November 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), requiring that these items be recognized as current-period charges and not capitalized in inventory overhead. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect this statement to materially impact our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect this statement to impact our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." The revised statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." This statement instead requires that all share-based payments to employees be valued at fair value on the grant date and expense be recognized in the statement of operations over the applicable vesting period. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. We will transition to SFAS No. 123(R) using the "modified prospective application" effective April 1, 2006. Under the "modified prospective application," compensation costs will be recognized in the financial statements for all new share-based payments granted after April 1, 2006. Additionally, we will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered ("nonvested awards") that are outstanding as of the effective date over the remaining requisite service period of the awards. The compensation expense to be recognized for the nonvested awards will be based on the fair value of the awards.

     In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed by the President. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from fiscal years beginning after December 31, 2004 through 2010. In return, the AJCA also provides for a two-year phase-out of the existing extraterritorial income exclusion ("ETI") for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 treats the deduction for income from qualified domestic production activities as a

"special deduction" as described in SFAS No. 109. As such, a special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of such a deduction will be reported in the period in which the deduction is claimed on our tax return. We are currently evaluating the impact the AJCA will have on our results of operations, financial condition and our effective tax rate.

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

Interest Rate Risk
     We are exposed to interest rate risk on our long-term fixed interest rate indebtedness and on our floating rate borrowings. Our variable rate borrowings consist mainly of borrowings under our Credit Agreement. As of March 31, 2005 we had no outstanding borrowing under our Credit Agreement, but this may not always be the case. Borrowings on our Credit Agreement bear interest at either the prime rate of interest plus a margin or LIBOR plus a margin. Any increase in either base rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Based on our average borrowings under our Credit Agreement in fiscal 2005, a hypothetical increase or decrease in interest rates by 1% would increase or decrease interest expense on our variable borrowings by approximately $0.3 million per year, with a corresponding change in cash flows.

Foreign Currency Risk
     Although international sales accounted for 25% of our consolidated net sales in fiscal 2005, all of our international sales are denominated in U.S. dollars. We also purchase a small percentage of our raw materials from international vendors and some of these purchases are denominated in local currencies. Consequently, we do not enter into any foreign currency swaps to mitigate our exposure to fluctuations in the currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements are set forth in Part IV, Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Annual Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). This evaluation was done under the supervision and with the participation of management, including Daniel W. Dienst, our Chairman of the Board, Chief Executive Officer ("CEO"), and President, and Robert C. Larry, our Executive Vice President, Finance and Chief Financial Officer ("CFO").

     The evaluation of our disclosure controls and procedures by our CEO and CFO included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this report. Based upon the controls evaluation, our CEO and our CFO have concluded that, subject to the limitations noted below, our disclosure controls and procedures are reasonably effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period.

Management's Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Management assessed our internal control over financial reporting as of March 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission.

     Based on our assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2005.

     Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited management's assessment of the effectiveness of the company's internal control over financial reporting as of March 31, 2005 and that report is included under Item 15 of this report.

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

Limitations on the Effectiveness of Controls.
     Our management, including our CEO and the CFO, does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting.
     There has been no change in our internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item is incorporated by reference from sections entitled "Proposal No. 1 - Election of Directors," "Executive Officers," "Board Meetings and Committees," "Director Nominations," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics" in our definitive proxy statement, which will be filed with the SEC no later than July 29, 2005.

ITEM 11. EXECUTIVE COMPENSATION

     The information required under this item is incorporated by reference from the sections entitled "Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values," "Director Compensation," "Employment Contracts, Termination of Employment and Change-in-Control Arrangements," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation," and "Stock Price Performance Graph" in our definitive proxy statement, which will be filed with the SEC no later than July 29, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this item is incorporated by reference from the sections entitled "Ownership of the Capital Stock of the Company" and "Securities Authorized for Issuance Under Existing Equity Compensation Plans" in our definitive proxy statement, which will be filed with the SEC no later than July 29, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated by reference from the sections entitled "Certain Relationships and Related Transactions" and "Certain Business Relationships" in our definitive proxy statement, which will be filed with the SEC no later than July 29, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required under this item is incorporated by reference from the section entitled "Proposal No. 2 - Ratification of the Appointment of Independent Public Accountants" in our definitive proxy statement, which will be filed with the SEC no later than July 29, 2005.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

     (1) Financial Statements:

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm        F-1

Consolidated Statements of Operations for the years ended
  March 31, 2005, 2004 and 2003                                F-3

Consolidated Balance Sheets at March 31, 2005 and 2004         F-4

Consolidated Statements of Cash Flows for the years ended
  March 31, 2005, 2004 and 2003                                F-5

Consolidated Statements of Stockholders' Equity for the
  years ended
  March 31, 2005, 2004 and 2003                                F-6

Notes to Consolidated Financial Statements                     F-7

     (2) Financial Statement Schedules:


Schedule II - Valuation and Qualifying Accounts for the
  years ended
  March 31, 2005, 2004 and 2003                                  F-29

     Schedules not listed above have been omitted because they are not required or they are inapplicable.

     (3) Exhibits:

     A list of the exhibits included as part of this report is set forth in the
Exhibit Index that immediately precedes such exhibits, which is incorporated herein by reference.

(b) See Item 15(a)(3) and separate Exhibit Index attached hereto.

(c) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 26, 2005.

                                          METAL MANAGEMENT, INC.

                                          By:     /s/ Daniel W. Dienst
                                            ------------------------------------
                                                 Daniel W. Dienst
                                                  Chairman of the Board,
                                                  Chief Executive Officer
                                                  and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 26, 2005.

                        SIGNATURE                                              TITLE
                        ---------                                              -----

               /s/ Daniel W. Dienst                                   Chairman of the Board,
--------------------------------------------------                    Chief Executive Officer
                 Daniel W. Dienst                                          and President
                                                                   (Principal Executive Officer)


               /s/ John T. DiLacqua                                          Director
--------------------------------------------------
                 John T. DiLacqua


               /s/ Robert C. Larry                               Executive Vice President, Finance
--------------------------------------------------                  and Chief Financial Officer
                 Robert C. Larry                                   (Principal Financial Officer)


                 /s/ Robert Lewon                                            Director
--------------------------------------------------
                   Robert Lewon


             /s/ Kevin P. McGuinness                                         Director
--------------------------------------------------
               Kevin P. McGuinness


               /s/ Gerald E. Morris                                          Director
--------------------------------------------------
                 Gerald E. Morris


                /s/ Amit N. Patel                             Vice President, Finance and Controller
--------------------------------------------------                (Principal Accounting Officer)
                  Amit N. Patel

                             METAL MANAGEMENT, INC.
                                 EXHIBIT INDEX

NUMBER AND DESCRIPTION OF EXHIBIT

         2.1   Disclosure Statement with respect to First Amended Joint
               Plan of Reorganization of Metal Management, Inc. and its
               Subsidiary Debtors, dated May 4, 2001 (incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
         3.1 Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 29, 2001 (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
         3.2 Amended and Restated By-Laws of the Company adopted as of April 29, 2003 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended
               March 31, 2003).
         4.1   Series A Warrant Agreement, dated June 29, 2001 by and among
               Metal Management, Inc. and LaSalle Bank National
               Association, as Warrant Agent (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
         4.2 Form of Series B Warrant Agreement (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
         4.3 Form of Series C Warrant Agreement (incorporated by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
         4.4   Credit Agreement, dated as of June 28, 2004, among Metal
               Management, Inc. and LaSalle Bank National Association
               (incorporated by reference to Exhibit 4.1 of the Company's
               Current Report on Form 8-K dated June 28, 2004).
         4.5 Amendment No. 1 to Credit Agreement, dated March 1, 2005 among Metal Management, Inc. and LaSalle Bank National
               Association (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 1, 2005).
         4.6   Amendment No. 2 to Credit Agreement, dated May 9, 2005 among
               Metal Management, Inc. and LaSalle Bank National Association
               (incorporated by reference to Exhibit 4.1 of the Company's
               Current Report on Form 8-K dated May 12, 2005).
        10.1   Metal Management, Inc. Management Equity Incentive Plan
               (incorporated by reference to Exhibit 4.2 of the Company's
               Annual Report on Form 10-K for the year ended March 31,
               2001).
        10.2   Metal Management, Inc. 2002 Incentive Stock Plan
               (incorporated by reference to Appendix A of the Company's
               2002 Proxy Statement).
        10.3   Employment Agreement, dated July 1, 2001 between Robert C.
               Larry and the Company (incorporated by reference to Exhibit
               10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
        10.4   Employment Agreement, dated January 16, 2004 between Daniel
               W. Dienst and the Company (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended March 31, 2004).
        10.5 Employment and Non-Compete Agreement, dated April 26, 2004 between Joseph P. Reinmann and the Company (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
        10.6   Separation and Mutual Release Agreement, dated September 2,
               2004 between Michael W. Tryon and the Company (incorporated by reference to Exhibit 10.1 of the Company's Quarterly
               Report on Form 10-Q for the quarter ended September 30,
               2004).
        10.7   Form of Outside Director Indemnification Agreement
               (incorporated by reference to Exhibit 10.8 of the Company's
               Annual Report on Form 10-K for the year ended March 31,
               2001).
        10.8   Terms of the Metal Management, Inc. Fiscal 2005 RONA
               Incentive Compensation Plan Applicable to Executive
               Officers.
        21.1   Subsidiaries of the Company.
        23.1   Consent of Independent Registered Public Accounting Firm.

        31.1   Certification of Daniel W. Dienst pursuant to Section
               240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2   Certification of Robert C. Larry pursuant to Section
               240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        32.1 Certification of Daniel W. Dienst & Robert C. Larry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Metal Management, Inc.:

We have completed an integrated audit of Metal Management, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Metal Management, Inc. and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Chicago, Illinois
May 26, 2005

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                               YEARS ENDED MARCH 31,
                                                      ---------------------------------------
                                                         2005          2004          2003
                                                         ----          ----          ----
NET SALES                                             $ 1,701,958   $ 1,083,413   $   770,009
Cost of sales (excluding depreciation)                  1,460,614       923,000       664,868
                                                      -----------   -----------   -----------
Gross profit                                              241,344       160,413       105,141

General and administrative expense                         79,816        60,963        50,544
Depreciation and amortization expense                      18,634        18,193        17,533
Non-cash and non-recurring expense (income) (Note 4)            0         6,198          (695)
                                                      -----------   -----------   -----------
OPERATING INCOME                                          142,894        75,059        37,759

Income from joint ventures (Note 3)                        14,200         8,300         3,113
Interest expense                                           (3,298)       (6,925)      (11,129)
Interest and other income (expense), net                      257          (902)        2,934
(Loss) gain on debt extinguishment                         (1,653)         (363)          607
                                                      -----------   -----------   -----------

Income before income taxes                                152,400        75,169        33,284
Provision for income taxes (Note 9)                        60,150        23,780        12,783
                                                      -----------   -----------   -----------
NET INCOME                                            $    92,250   $    51,389   $    20,501
                                                      ===========   ===========   ===========

EARNINGS PER SHARE:
      Basic                                           $      3.96   $      2.42   $      1.01
                                                      ===========   ===========   ===========
      Diluted                                         $      3.74   $      2.27   $      0.99
                                                      ===========   ===========   ===========

CASH DIVIDENDS DECLARED PER SHARE                     $      0.15   $      0.00   $      0.00
                                                      ===========   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                                23,279        21,243        20,323
                                                      ===========   ===========   ===========
      Diluted                                              24,659        22,653        20,741
                                                      ===========   ===========   ===========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except par value amounts)

                                                                     MARCH 31,
                                                              -----------------------
                                                                 2005         2004
                           ASSETS                                ----         ----
Current assets:
   Cash and cash equivalents                                  $   52,821   $    1,155
   Accounts receivable, net                                      153,056      146,427
   Inventories (Note 6)                                           96,345       80,128
   Deferred income taxes (Note 9)                                  5,103        4,201
   Prepaid expenses and other assets                               4,193        3,216
                                                              ----------   ----------
         TOTAL CURRENT ASSETS                                    311,518      235,127
Property and equipment, net (Note 6)                             111,253      114,708
Goodwill and other intangibles, net (Note 7)                       2,591        2,690
Deferred financing costs, net                                      2,064        3,001
Deferred income taxes, net (Note 9)                               10,996       39,772
Investments in joint ventures                                     39,782       10,592
Other assets                                                         578          526
                                                              ----------   ----------
                        TOTAL ASSETS                          $  478,782   $  406,416
                                                              ==========   ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 8)                 $      367   $      471
   Accounts payable                                              122,666      128,552
   Income taxes payable                                            3,601        2,679
   Other accrued liabilities (Note 6)                             31,686       22,685
                                                              ----------   ----------
         TOTAL CURRENT LIABILITIES                               158,320      154,387
Long-term debt, less current portion (Note 8)                      2,164       43,826
Other liabilities                                                  5,682        5,364
                                                              ----------   ----------
         TOTAL LONG-TERM LIABILITIES                               7,846       49,190
Commitments and contingencies (Note 11)

Stockholders' equity (Note 12):
      Preferred stock, $.01 par value; $1,000 stated value;
       2,000 shares authorized; none
         issued and outstanding at March 31, 2005 and 2004             0            0
      Common stock, $.01 par value, 50,000 shares
       authorized; 24,878 and
         23,355 shares issued and outstanding at March 31,
       2005 and 2004, respectively                                   249          234
      Warrants                                                       395          427
      Additional paid-in capital                                 167,649      146,969
      Deferred compensation                                       (8,154)      (8,295)
      Accumulated other comprehensive loss                        (1,913)      (2,303)
      Retained earnings                                          154,390       65,807
                                                              ----------   ----------
         TOTAL STOCKHOLDERS' EQUITY                              312,616      202,839
                                                              ----------   ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  478,782   $  406,416
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        YEARS ENDED MARCH 31,
                                                              ------------------------------------------
                                                                  2005           2004           2003
                                                                  ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $     92,250   $     51,389   $     20,501
Adjustments to reconcile net income to cash flows from
   operating activities:
      Depreciation and amortization                                 18,634         18,193         17,533
      Deferred income taxes                                         29,097         11,403         12,197
      Income from joint ventures                                   (14,200)        (8,300)        (3,113)
      Stock-based compensation expense                               4,823            972             35
      Amortization of debt issuance costs and bond discount            730          1,280          2,185
      (Gain) loss on debt extinguishment                             1,653            363           (607)
      (Gain) loss on sale of property and equipment                    747            886         (2,368)
      Non-cash and non-recurring expense (income)                        0            607           (695)
      Provision for uncollectible receivables                        1,426          1,186            365
      Tax benefit on exercise of stock options and warrants          9,965          9,907              0
      Other                                                            454            567            149
   Changes in assets and liabilities, net of acquisitions:
      Accounts and other receivables                                (8,054)       (80,831)        (4,970)
      Inventories                                                  (16,217)       (30,809)       (12,038)
      Accounts payable                                             (11,531)        71,357         14,272
      Income taxes                                                     922          1,132              0
      Other                                                          7,150          5,570          2,847
                                                              ------------   ------------   ------------
Net cash provided by operating activities                          117,849         54,872         46,293
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                          (15,574)       (14,995)        (8,483)
      Proceeds from sale of property and equipment                   1,329            624         10,625
      Investments in joint ventures, net                           (14,990)          (138)          (180)
      Acquisitions, net of cash acquired                              (200)        (1,071)        (3,300)
      Other                                                              0              0          1,579
                                                              ------------   ------------   ------------
Net cash provided by (used in) investing activities                (29,435)       (15,580)           241

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments on credit agreement, net                                0              0        (39,829)
      Issuances of long-term debt                                1,676,707      1,017,225            309
      Repayments of long-term debt                              (1,718,473)    (1,031,005)        (2,400)
      Repurchase of junior secured notes                                 0        (31,896)        (1,823)
      Proceeds from exercise of stock options and warrants           6,016          9,660              0
      Cash dividends paid to stockholders                           (3,667)             0              0
      Other                                                          2,669         (2,990)        (2,760)
                                                              ------------   ------------   ------------
Net cash used in financing activities                              (36,748)       (39,006)       (46,503)
                                                              ------------   ------------   ------------

Net increase in cash and cash equivalents                           51,666            286             31
Cash and cash equivalents at beginning of period                     1,155            869            838
                                                              ------------   ------------   ------------
Cash and cash equivalents at end of period                    $     52,821   $      1,155   $        869
                                                              ============   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                 $      2,654   $      6,922   $      9,169
Taxes paid                                                    $     18,402   $      1,337   $        587

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                 NEW
                                               COMMON        COMMON STOCK                  ADDITIONAL
                                              EQUITY -       ------------                   PAID-IN       DEFERRED
                                              ISSUABLE     SHARES     AMOUNT    WARRANTS    CAPITAL     COMPENSATION
                                              --------     ------     ------    --------    -------     ------------
BALANCE AT MARCH 31, 2002                     $   6,270     18,393   $    184   $   414    $   59,173     $      0

Net income                                            0          0          0         0             0            0
Adjustment to pension liability, net
Total comprehensive income
Distribution of equity in accordance with
   the Plan                                      (6,172)     1,912         19         6         6,147            0
Other                                                 0          0          0         3            32            0
                                              ---------   --------   --------   --------   ----------     --------
BALANCE AT MARCH 31, 2003                            98     20,305        203       423        65,352            0

Net income                                            0          0          0         0             0            0
Adjustment to pension liability, net
Total comprehensive income
Distribution of equity in accordance with
   the Plan                                         (98)         4          0         8            90            0
Issuance of restricted stock and options              0        560          6         0         9,867       (9,865)
Exercise of stock options and warrants and
   related
   tax benefits                                       0      2,486         25        (4)       19,546            0
Reversal of predecessor company valuation
   allowance (Note 9)                                 0          0          0         0        52,114            0
Stock-based compensation expense                      0          0          0         0             0        1,570
                                              ---------   --------   --------   --------   ----------     --------
BALANCE AT MARCH 31, 2004                             0     23,355        234       427       146,969       (8,295)

Net income                                            0          0          0         0             0            0
Adjustment to pension liability, net
Total comprehensive income
Issuance of restricted stock and options              0        182          2         0         4,680       (4,682)
Exercise of stock options and warrants and
   related
   tax benefits                                       0      1,341         13       (32)       16,000            0
Cash dividends paid to stockholders                   0          0          0         0             0            0
Stock-based compensation expense                      0          0          0         0             0        4,823
                                              ---------   --------   --------   --------   ----------     --------
BALANCE AT MARCH 31, 2005                     $       0     24,878   $    249   $   395    $  167,649     $ (8,154)
                                              =========   ========   ========   ========   ==========     ========

                                               ACCUMULATED
                                                  OTHER        RETAINED
                                              COMPREHENSIVE    EARNINGS
                                                  LOSS        (DEFICIT)      TOTAL
                                                  ----        ---------      -----
BALANCE AT MARCH 31, 2002                       $   (471)     $   (6,083)  $   59,487

Net income                                             0          20,501       20,501
Adjustment to pension liability, net              (1,741)                      (1,741)
                                                                           ----------
Total comprehensive income                                                     18,760
Distribution of equity in accordance with
   the Plan                                            0               0            0
Other                                                  0               0           35
                                                --------      ----------   ----------
BALANCE AT MARCH 31, 2003                         (2,212)         14,418       78,282

Net income                                             0          51,389       51,389
Adjustment to pension liability, net                 (91)                         (91)
                                                                           ----------
Total comprehensive income                                                     51,298
Distribution of equity in accordance with
   the Plan                                            0               0            0
Issuance of restricted stock and options               0               0            8
Exercise of stock options and warrants and
   related
   tax benefits                                        0               0       19,567
Reversal of predecessor company valuation
   allowance (Note 9)                                  0               0       52,114
Stock-based compensation expense                       0               0        1,570
                                                --------      ----------   ----------
BALANCE AT MARCH 31, 2004                         (2,303)         65,807      202,839

Net income                                             0          92,250       92,250
Adjustment to pension liability, net                 390                          390
                                                                           ----------
Total comprehensive income                                                     92,640
Issuance of restricted stock and options               0               0            0
Exercise of stock options and warrants and
   related
   tax benefits                                        0               0       15,981
Cash dividends paid to stockholders                    0          (3,667)      (3,667)
Stock-based compensation expense                       0               0        4,823
                                                --------      ----------   ----------
BALANCE AT MARCH 31, 2005                       $ (1,913)     $  154,390   $  312,616
                                                ========      ==========   ==========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business
     Metal Management, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") are principally engaged in the business of collecting and processing ferrous and non-ferrous metals. The Company collects industrial scrap metal and obsolete scrap metal, processes it into reusable forms, and supplies the recycled metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through the Company's recycling facilities located in 15 states. The Company's ferrous products primarily include shredded, sheared, cold briquetted and bundled scrap metal, and other purchased scrap metal, such as turnings, cast and broken furnace iron. The Company also processes non-ferrous metals, including aluminum, stainless steel and other nickel-bearing metals, copper, brass, titanium and high-temperature alloys, using similar techniques and through application of certain of the Company's proprietary technologies.

     The Company has one reportable segment operating in the scrap metal recycling industry, as determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information."

Basis of Presentation
     The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All significant intercompany accounts, transactions and profits have been eliminated. Investments in less than majority-owned companies are accounted for using the equity method.

Reclassifications
     Certain reclassifications have been made to prior year's financial information to conform to the current year presentation. On the statements of operations, stock-based compensation expense has been reclassed to general and administrative expenses. Such reclassifications had no material effect on the previously reported consolidated balance sheet, results of operations or cash flows of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Revenues by product category were as follows (in thousands):

                                            YEARS ENDED MARCH 31,
                                   ----------------------------------------
                                       2005           2004          2003
                                       ----           ----          ----
Ferrous metals                     $  1,218,079   $    766,649   $  492,702
Non-ferrous metals                      406,864        254,737      205,475
Brokerage - ferrous                      54,080         42,548       54,768
Brokerage - non-ferrous                   3,350          2,017        4,244
Other                                    19,585         17,462       12,820
                                   ------------   ------------   ----------
            Net sales              $  1,701,958   $  1,083,413   $  770,009
                                   ============   ============   ==========

Shipping and Handling Revenues and Costs
     The Company classifies shipping and handling charges billed to customers as revenue. The Company classifies shipping and handling costs incurred as a component of cost of sales.

Derivatives
     The Company currently does not utilize any futures or forward contracts to hedge its inventory positions or its interest rates.

Cash and Cash Equivalents
     The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value.

Accounts Receivable
     Accounts receivable represents amounts due from customers on product, broker and other sales. The carrying amount of accounts receivable approximates fair value. The Company's determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions. Allowance for uncollectible accounts were approximately $2.7 million and $1.7 million at March 31, 2005 and 2004, respectively.

Property and Equipment
     Property and equipment are recorded at cost less accumulated depreciation. Major rebuilds and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation is determined for financial reporting purposes using the straight-line method over the following estimated useful lives: 10 to 39 years for buildings and improvements, 3 to 15 years for operating machinery and equipment, 2 to 10 years for furniture, fixtures and computer equipment and 3 to 10 years for automobiles and trucks. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in the statement of operations.

Goodwill and Other Intangible Assets
     Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of identifiable net assets acquired. Pursuant to the provisions of SFAS No. 142, "Goodwill and Other Intangibles," goodwill is no longer amortized, but is subject to an impairment test annually, or earlier if certain events occur indicating that the carrying value of goodwill may be impaired. Other intangible assets consist of customer lists and non-competition agreements. The Company amortizes these intangibles on a straight-line basis over the estimated useful life or the term of the related agreements.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Deferred Financing Costs, net
     Deferred financing costs represent costs incurred in connection with the placement of long-term debt and are capitalized and amortized to interest expense using the straight-line method over the term of the long-term debt. Deferred financing costs expensed for the years ended March 31, 2005, 2004 and 2003 were $0.7 million, $1.3 million and $2.2 million, respectively. The deferred financing cost accumulated amortization at March 31, 2005 and 2004 was $0.5 million and $4.4 million, respectively.

Income Taxes
     Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     For the year ended March 31, 2005, the ten largest customers of the Company represented approximately 50% of consolidated net sales. These customers comprised approximately 49% of accounts receivable at March 31, 2005. Sales during the year ended March 31, 2005 to The David J. Joseph Company represented approximately 23% of consolidated net sales.

     For the year ended March 31, 2005, export sales represented approximately 25% of consolidated net sales. At March 31, 2005, receivables from foreign customers represented approximately 10% of consolidated accounts receivable. There were no sales to any single country that exceeded 10% of consolidated net sales during the year ended March 31, 2005.

Comprehensive Income
     Comprehensive income is reported on the consolidated statement of stockholders' equity as a component of retained earnings and consists of net income and other gains/losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, the only such item is unfunded accumulated pension benefit obligations.

Earnings Per Share
     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants and from unvested restricted stock.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Fair Value of Financial Instruments
     The fair values of financial instruments including other assets, accounts payable, and current portion of long-term debt approximate the related carrying value because of the relatively short maturity of these instruments.

     The fair value of the Credit Agreement approximates its carrying value as the facility bears a floating rate of interest based on the prime rate. The carrying value of the Company's other borrowings approximates fair value at March 31, 2005 and 2004.

Accounting for Stock-based Compensation
     The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense for stock options and warrants is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the exercise price of the stock option or warrant. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company's common stock. Such value is recognized as expense over the vesting period of the award. To the extent restricted stock awards are forfeited prior to vesting, the previously recognized expense is reversed.

     The following table illustrates the pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation (in thousands, except for earnings per share):

                                                         YEARS ENDED MARCH 31,
                                                  -----------------------------------
                                                    2005         2004         2003
                                                    ----         ----         ----
Net income, as reported                           $  92,250    $  51,389    $  20,501
  Add: Stock-based compensation
      expense included in reported net income,
      net of related tax effects                      2,918        1,079           22
  Deduct: Total stock-based compensation
      expense determined under the fair value
      method for all awards, net of related
      tax effects                                    (4,523)      (4,253)        (956)
                                                  ---------    ---------    ---------
  PRO FORMA NET INCOME                            $  90,645    $  48,215    $  19,567
                                                  =========    =========    =========
  Earnings per share:
      Basic - as reported                         $    3.96    $    2.42    $    1.01
                                                  =========    =========    =========
      Basic - pro forma                           $    3.89    $    2.27    $    0.96
                                                  =========    =========    =========

      Diluted - as reported                       $    3.74    $    2.27    $    0.99
                                                  =========    =========    =========
      Diluted - pro forma                         $    3.67    $    2.11    $    0.94
                                                  =========    =========    =========

  ASSUMPTIONS:
  Expected life (years)                               4            4            3
  Expected volatility                               95.1%       106.7%       124.2%
  Dividend yield *                                  0.00%        0.00%        0.00%
  Risk-free interest rate                           2.68%        2.28%        1.93%

  Weighted-average fair value per option/
      warrant granted                             $   11.80    $    7.91    $    1.21

-------------------------------------
     * As of the date of grant for fiscal 2005 option grants, dividends had not yet been declared and therefore no dividend rate was used in the assumptions used to value these option grants.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Self-insured Reserves
     The Company is self-insured for medical claims for most of its employees. The Company is self-insured for workers' compensation claims that involve a loss not greater than $350,000 per claim. The Company's exposure to claims is protected by stop-loss insurance policies. The Company records an accrual for reported but unpaid claims and the estimated cost of incurred but not reported ("IBNR") claims. IBNR accruals are based on either a lag estimate (for medical claims) or on actuarial assumptions (for workers' compensation claims).

Recently Issued Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), requiring that these items be recognized as current-period charges and not capitalized in inventory overhead. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to materially impact the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to materially impact the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." The revised statement eliminates the ability to account for share-based compensation transactions using APB No. 25. This statement instead requires that all share-based payments to employees be recognized as compensation expense in the statement of operations based on their fair value over the applicable vesting period. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. The Company will transition to SFAS No. 123(R) using the "modified prospective application" effective April 1, 2006. Under the "modified prospective application," compensation costs will be recognized in the financial statements for all new share-based payments granted after April 1, 2006. Additionally, the Company will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered ("nonvested awards") that are outstanding as of the effective date over the remaining requisite service period of the awards. The compensation expense to be recognized for the nonvested awards will be based on the fair value of the awards.

     In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed by the President. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from fiscal years beginning after December 31, 2004 through 2010. In return, the AJCA also provides for a

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

two-year phase-out of the existing extraterritorial income exclusion ("ETI") for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 treats a deduction for income from qualified production activities as a "special deduction" as described in SFAS No. 109. As such, a special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of such a deduction will be reported in the period in which the deduction is claimed on the Company's tax return. The Company is currently evaluating the impact the AJCA will have on its results of operations, financial condition and effective tax rate.

NOTE 3 - EQUITY METHOD INVESTMENTS

     The Company has investments in four joint ventures in which it owns between 28.5% and 50% of the joint venture. One of its joint venture investments is Southern Recycling, L.L.C. ("Southern"), one of the largest scrap metals recyclers in the Gulf Coast region, in which the Company has a 28.5% interest.

     In January 2005, the Company entered into a joint venture agreement with Houchens Industries, Inc. to form Metal Management Nashville, LLC. This 50% owned joint venture operates scrap metal recycling businesses in Nashville, Tennessee and Bowling Green, Kentucky. The Company contributed approximately $8.8 million in cash in addition to marketing, operational and development expertise to the joint venture. Houchens Industries made an equal capital contribution in a combination of real estate, cash and other assets to form the joint venture.

     In March 2005, the Company entered into a joint venture agreement with Donjon Marine Company, Inc. to form Port Albany Ventures LLC. This 50% owned joint venture conducts stevedoring and marine operations on the Hudson River in Albany, New York. The Company contributed cash of approximately $6.6 million in addition to marketing and operational expertise to the joint venture. Donjon Marine Company, Inc. made an equal cash capital contribution to form the joint venture.

     The following table represents summarized financial information for these joint ventures (in thousands):

                                        YEARS ENDED MARCH 31,
                                      --------------------------
                                         2005            2004
                                         ----            ----
Net sales                             $  290,856      $  203,655
Gross profit                              68,708          43,667
Net income                                48,787          29,598

                                              MARCH 31,
                                      --------------------------
                                         2005            2004
                                         ----            ----
Current assets                        $   94,537      $   57,054
Noncurrent assets                         37,954          17,719
Current liabilities                       14,552          22,849
Noncurrent liabilities                     3,712           8,707

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4 - NON-CASH AND NON-RECURRING EXPENSE (INCOME)

     During the years ended March 31, 2005, 2004 and 2003, the Company recorded the following non-cash and non-recurring expense (income) and related reserve activity (in thousands):

                                      SEVERANCE,
                                       FACILITY          ASSET
                                      CLOSURE AND      IMPAIRMENT
                                         OTHER      AND DIVESTITURE
                                        CHARGES       GAINS/LOSSES       TOTAL
                                      -----------   ----------------   ---------
Reserve balances at March 31, 2002     $       0       $        0      $       0
Credit to income                               0             (695)          (695)
Non-cash application                           0              695            695
                                       ---------       ----------      ---------
Reserve balances at March 31, 2003             0                0              0
Charge to income                           6,198                0          6,198
Cash payments                             (4,020)               0         (4,020)
Non-cash application                        (607)               0           (607)
                                       ---------       ----------      ---------
Reserve balances at March 31, 2004         1,571                0          1,571
Cash payments                               (317)               0           (317)
                                       ---------       ----------      ---------
Reserve balances at March 31, 2005     $   1,254       $        0      $   1,254
                                       =========       ==========      =========

Year ended March 31, 2003 activity
     During December 2002, the Company completed its exit from its MacLeod operations and generated $0.7 million of additional proceeds from the sale of assets than originally anticipated. As a result, the Company recognized non-cash and non-recurring income of $0.7 million.

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

Year ended March 31, 2005 activity
     During the year ended March 31, 2005, the Company paid out a portion of the employee termination benefits associated with management realignment that occurred in January 2004. The remaining reserve balances are scheduled for payment in July 2005.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 5 - EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator used in computing EPS (in thousands, except per share amounts):

                                                              YEARS ENDED MARCH 31,
                                                       ------------------------------------
                                                          2005         2004         2003
                                                          ----         ----         ----
NUMERATOR:
Net income, basic                                      $   92,250   $   51,389   $   20,501
Elimination of interest expense upon assumed
   conversion of
   note payable, net of tax                                     0            0           77
                                                       ----------   ----------   ----------
Net income, diluted                                    $   92,250   $   51,389   $   20,578
                                                       ==========   ==========   ==========
DENOMINATOR:
Weighted average common shares outstanding, basic          23,279       21,243       20,323
Assumed conversion of note payable                              0            0          384
Incremental common shares attributable to dilutive
   stock options and warrants                               1,202        1,399           34
Incremental common shares attributable to unvested
   restricted stock                                           178           11            0
                                                       ----------   ----------   ----------
Weighted average common shares outstanding, diluted        24,659       22,653       20,741
                                                       ==========   ==========   ==========
Basic income per share                                 $     3.96   $     2.42   $     1.01
                                                       ==========   ==========   ==========
Diluted income per share                               $     3.74   $     2.27   $     0.99
                                                       ==========   ==========   ==========

     For the years ended March 31, 2005, 2004 and 2003, options and warrants to purchase 340,303; 668,966; and 4,113,507 weighted average shares of common stock, respectively, were excluded from the diluted EPS calculation. These shares were excluded from the diluted EPS calculation as the option and warrant exercise prices were greater than the average market price of the Company's common stock for the three respective fiscal years referenced above, and therefore their inclusion would have been anti-dilutive.

NOTE 6 - OTHER BALANCE SHEET INFORMATION

Inventories
     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following categories at March 31 (in thousands):

                                          2005           2004
                                      ------------   ------------
Ferrous metals                        $     58,215   $     50,115
Non-ferrous metals                          37,888         29,809
Other                                          242            204
                                      ------------   ------------
                                      $     96,345   $     80,128
                                      ============   ============

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Property and Equipment
     Property and equipment consists of the following at March 31 (in thousands):

                                       2005           2004
                                    -----------    -----------
Land and improvements               $    30,704    $    30,989
Buildings and improvements               22,069         20,662
Operating machinery and equipment        98,978         96,284
Automobiles and trucks                   10,687          9,376
Computer equipment and software           1,995          2,207
Furniture, fixture and office
   equipment                                790            788
Construction in progress                  6,709            446
                                    -----------    -----------
                                        171,932        160,752
Less -- accumulated depreciation        (60,679)       (46,044)
                                    -----------    -----------
                                    $   111,253    $   114,708
                                    ===========    ===========

     Depreciation expense was $18.5 million, $18.0 million, and $17.5 million for the years ended March 31, 2005, 2004 and 2003, respectively.

Other Accrued Liabilities
     Other accrued liabilities consist of the following at March 31 (in thousands):

                                                   2005           2004
                                                -----------    -----------
Accrued employee compensation and benefits      $    21,731    $    15,469
Accrued real and personal property taxes              2,237          1,675
Accrued insurance                                     4,324          2,722
Other                                                 3,394          2,819
                                                -----------    -----------
                                                $    31,686    $    22,685
                                                ===========    ===========

NOTE 7 - BUSINESS ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

     In October 2002, the Company acquired certain assets of a scrap metals recycling company. The aggregate purchase consideration was $3.3 million consisting of (i) $3.0 million of cash paid at closing, (ii) contingent consideration of $0.2 million of cash placed in escrow, and payable after the achievement of certain earnout targets measured by tons of material purchased from acquired customer accounts, and (iii) $0.1 million of transaction costs. The contingent consideration was determined to be $0.1 million and was paid in May 2004. The Company obtained independent valuations of the tangible and intangible assets associated with the purchase and allocated the purchase consideration as follows: (i) $0.9 million to the fair value of equipment, (ii) $1.3 million to customer lists (which is being amortized over 15 years), and
(iii) $1.0 million to goodwill.

     In November 2003, the Company acquired certain scrap metal recycling assets of H. Bixon and Sons located in New Haven, Connecticut. The aggregate purchase consideration was $1.1 million consisting of (i) $0.9 million of cash paid at closing, (ii) contingent consideration of up to $0.3 million per year for three years based on the achievement of certain earnout targets, and (iii) $0.2 million of transaction costs. Earnout targets were achieved for the first year and contingent consideration of $0.3 million was paid in December 2004. The Company obtained independent valuations on the equipment purchased and allocated the purchase consideration as follows: (i) $1.2 million to the fair value of equipment, (ii) $0.2 million to goodwill, (iii) $0.1 million to a non-compete intangible (which is being amortized over 5 years), and (iv) $0.1 million to liabilities.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Company's goodwill and other intangible assets consist of the following at March 31 (in thousands):

                                    2005                        2004
                          -------------------------   -------------------------
                            GROSS                       GROSS
                           CARRYING    ACCUMULATED     CARRYING    ACCUMULATED
                            AMOUNT     AMORTIZATION     AMOUNT     AMORTIZATION
                            ------     ------------     ------     ------------
Intangible assets:
   Customer lists         $    1,280    $     (213)   $    1,280    $     (128)
   Non-compete agreement         290          (144)          240           (70)
   Pension plan
      intangible                  98             0           192             0

Goodwill                       1,280             0         1,176             0
                          ----------    ----------    ----------    ----------
 Goodwill and other
  intangibles, net        $    2,948    $     (357)   $    2,888    $     (198)
                          ==========    ==========    ==========    ==========

     Total amortization expense for other intangible assets for the years ended March 31, 2005, 2004 and 2003 was $159,000, $145,000 and $53,000, respectively.
Amortization expense for other intangible assets for the next five years is as follows (in thousands):

  FISCAL YEAR ENDING MARCH 31,
--------------------------------
2006                    $    155
2007                         145
2008                          95
2009                          91
2010                          85

NOTE 8 - LONG-TERM DEBT

     Long-term debt consists of the following at March 31 (in thousands):

                                                      2005        2004
                                                    ---------   ---------
Credit Agreement:
   Revolving credit facility, average interest
      rate of 5.23%
      in 2005 and 4.62% in 2004                     $       0   $  23,478
   Term loan, 8.50%                                         0      17,900
Other debt (including capital leases), due 2005 to
   2010,
   average interest rate of 5.37% in 2005 and
   5.88% in
   2004, with equipment and real estate generally
   pledged
   as collateral                                        2,531       2,919
                                                    ---------   ---------
                                                        2,531      44,297
Less -- current portion of long-term debt                (367)       (471)
                                                    ---------   ---------
                                                    $   2,164   $  43,826
                                                    =========   =========

     Scheduled maturities of long-term debt are as follows (in thousands):

  FISCAL YEAR ENDING MARCH 31,
--------------------------------
2006                    $    367
2007                         353
2008                         361
2009                       1,387
2010                          63
                        --------
Total                   $  2,531
                        ========

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Credit Agreement
     In June 2004, the Company entered into a $200 million secured four-year revolving credit and letter of credit facility, as amended, with a maturity date of June 28, 2008 (the "Credit Agreement"). In consideration for the Credit Agreement, the Company incurred fees and expenses of approximately $1.4 million.

     Interest rates under the Credit Agreement are based on variable rates tied to the prime rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. The margin is based on the Company's leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters. Based on the Company's current leverage ratio, LIBOR and prime rate margins are 125 basis points and 0 basis points, respectively.

     Borrowings under the Credit Agreement are generally subject to borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable plus the lesser of $65 million or 70% of eligible inventory. Inventories cannot represent more than 40% of the total borrowing base. A security interest in substantially all of the Company's assets and properties, other than equipment, fixtures and real property, unless and until the average excess availability for any two consecutive months is less than $10 million, has been granted to the agent for the lenders as collateral against the Company's obligations under the Credit Agreement. Pursuant to the Credit Agreement, the Company pays a fee on the undrawn portion of the facility that is determined by the leverage ratio. As of March 31, 2005, that fee was .25% per annum.

     Under the Credit Agreement, the Company is required to satisfy specified financial covenants, including a maximum leverage ratio of 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 1.50 to 1.00 and a minimum tangible net worth of not less than the sum of $110 million plus 25% of consolidated net income earned in each fiscal quarter. The leverage ratio and consolidated fixed charge coverage ratio are tested for the twelve-month period ending each fiscal quarter. The Credit Agreement also limits capital expenditures to $20 million for the twelve-month period ending each fiscal quarter. As a result of a recent amendment to the Credit Agreement, the Company's limit on capital expenditures was increased to $40 million for the year ending March 31, 2006.

     The Credit Agreement contains restrictions which, among other things, limits the Company's ability to (i) incur additional indebtedness; (ii) pay dividends under certain conditions; (iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on Company assets; and (viii) engage in other matters customarily restricted in such agreements.

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

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     On August 14, 2003, the Company purchased approximately $30.5 million par amount of junior secured notes at a price of 101% of the principal amount, plus accrued and unpaid interest. On September 18, 2003, the Company redeemed the remaining $1.0 million par amount of junior secured notes at a price of 100% of the principal amount, plus accrued and unpaid interest. The repurchase and redemption of the junior secured notes resulted in the recognition of a $0.4 million loss on debt extinguishment during the year ended March 31, 2004. The Company used availability under its credit agreement to fund the repurchase and redemption of the junior secured notes. The junior secured notes were cancelled following the redemption of the remaining notes on September 18, 2003.

     On June 28, 2004, the Company paid off all balances under its previous credit agreement with proceeds from its Credit Agreement. The Company recognized a loss on debt extinguishment of $1.7 million associated with the repayment of its previous credit agreement. This amount represents a write-off of a portion of the unamortized deferred financing costs associated with the previous credit agreement.

NOTE 9 - INCOME TAXES

     The provision for federal and state income taxes is as follows (in thousands):

                                                YEARS ENDED MARCH 31,
                                        -------------------------------------
                                          2005          2004          2003
                                          ----          ----          ----
Federal:
   Current                              $  23,419     $     683     $     363
   Deferred                                27,312        20,648        10,452
                                        ---------     ---------     ---------
                                           50,731        21,331        10,815
                                        ---------     ---------     ---------
State:
   Current                              $   7,477     $     872     $     223
   Deferred                                 1,942         1,577         1,745
                                        ---------     ---------     ---------
                                            9,419         2,449         1,968
                                        ---------     ---------     ---------
Total tax provision                     $  60,150     $  23,780     $  12,783
                                        =========     =========     =========

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Significant components of deferred tax assets and liabilities at March 31 are as follows (in thousands):

                                                         2005         2004
                                                      ----------   ----------
Deferred tax assets:
   Net operating loss carryforward                    $    1,518   $   29,389
   Goodwill and other intangibles                         28,528       31,998
   Employee benefit accruals                               2,728        1,495
   AMT credit                                                  0          945
   Other                                                   3,700        2,855
                                                      ----------   ----------
                                                          36,474       66,682
                                                      ----------   ----------
Deferred tax liabilities:
   Depreciation                                          (18,560)     (19,877)
   Joint ventures                                           (443)      (1,316)
   Other                                                     (32)           0
                                                      ----------   ----------
                                                         (19,035)     (21,193)
                                                      ----------   ----------
Net deferred tax asset before valuation allowance         17,439       45,489
Valuation allowance                                       (1,340)      (1,516)
                                                      ----------   ----------
Net deferred tax asset                                $   16,099   $   43,973
                                                      ==========   ==========

     Upon emergence from bankruptcy in June 2001, the Company recorded a full valuation allowance against the emergence date net deferred tax assets, including net operating loss ("NOL") carryforwards, due to the uncertainty regarding their ultimate realization. During the year ended March 31, 2004, the Company reversed most of the valuation allowance recorded against the emergence date net deferred tax assets because it believed it was more likely than not that these deferred tax assets would be realized. Significant judgment is required in these evaluations, and differences in future results from the Company's estimates could result in material differences in the realization of these assets. In accordance with SFAS No. 109, the reversal of the emergence date valuation allowance reduced the excess reorganization value recorded in fresh-start accounting to zero and the remainder was recorded as an increase to additional paid-in capital. As of March 31, 2005, the Company has a $1.3 million valuation allowance associated with certain state NOL carryforwards due to either their short expiration periods or the expectation that more likely than not these benefits will not be realized. The Company's ability to utilize NOL carryforwards could become subject to annual limitations under Section 382 of the Internal Revenue Code if a change of control occurs, as defined by the Internal Revenue Code, and could result in increased income tax payment obligations.

     During the years ended March 31, 2005 and 2004, the Company recorded tax benefits of $10.0 million and $9.9 million, respectively, related to the exercise of stock options and warrants, as an increase to additional paid-in capital. The tax benefits from the exercise of stock options and warrants resulted in a reduction in taxes payable during the year ended March 31, 2005 and resulted in a lower utilization of NOL carryforwards during the year ended March 31, 2004, but had no impact on the effective income tax rate.

     The reconciliation of the federal income tax rate to the Company's effective tax rate is as follows:

                                                           YEARS ENDED MARCH 31,
                                                      -------------------------------
                                                       2005        2004        2003
                                                      -------     -------     -------
Statutory federal income tax rate                        35.0%       35.0%       35.0%
State income taxes, net of federal benefit                4.0         3.2         4.5
Non-deductible compensation                               1.4          --          --
Change in valuation allowance                              --          --        (0.6)
Export sales benefit                                     (1.1)       (3.8)       (1.1)
Loss on sale of capital stock                              --        (0.6)         --
Other                                                     0.2        (2.2)        0.6
                                                      -------     -------     -------
Effective income tax rate                                39.5%       31.6%       38.4%
                                                      =======     =======     =======

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 10 - EMPLOYEE BENEFIT PLANS

401(k) Plan
     The Company offers a 401(k) plan covering substantially all employees. For non-union employees, the Company provides a matching contribution equal to 50% of the employee's pre-tax contribution, up to 6% of the employee's compensation. For employees covered under collective bargaining agreements, Company matching contributions are made in accordance with each respective collective bargaining agreement. Forfeitures of unvested Company contributions are used to reduce future Company matching contributions. The Company may also make a discretionary profit sharing contribution to the 401(k) plan. Matching contributions made by the Company amounted to $0.4 million for the year ended March 31, 2005 and $0.3 million for both the years ended March 31, 2004 and 2003. No discretionary profit sharing contributions have been made into the 401(k) plan.

Pension Plans
     The Company sponsors three defined benefit pension plans for employees at certain of its subsidiaries. Only employees covered under collective bargaining agreements accrue future benefits under these defined benefit pension plans. These benefits are based either on years of service and compensation or on years of service at fixed benefit rates. The Company's funding policy for the pension plans is to contribute amounts required to meet regulatory requirements.

     The following table sets forth pension expense (in thousands):

                                              YEARS ENDED MARCH 31,
                                             -----------------------
                                             2005     2004     2003
                                             -----    -----    -----
Service cost                                 $ 131    $ 116    $  88
Interest cost                                  695      695      669
Expected return on plan assets                (630)    (528)    (666)
Amortization of prior service cost              94       94        0
Recognized net actuarial loss                  133      121        0
                                             -----    -----    -----
Net periodic benefit cost                    $ 423    $ 498    $  91
                                             =====    =====    =====

     The components of the change in projected benefit obligation of the pension plans are as follows at March 31 (in thousands):

                                                  2005        2004
                                                  ----        ----
Benefit obligation at beginning of year         $  11,247   $  10,298
Service cost                                          131         116
Interest cost                                         695         695
Plan amendments                                         0         281
Benefits paid                                        (557)       (887)
Actuarial loss                                        963         744
                                                ---------   ---------
Benefit obligation at end of year               $  12,479   $  11,247
                                                =========   =========

     The reconciliation of the beginning and ending balances of the fair value of the assets of the pension plans are as follows at March 31 (in thousands):

                                                  2005        2004
                                                  ----        ----
Fair value of plan assets at beginning of year  $   7,277   $   6,409
Actual gain on plan assets                            470       1,082
Contributions                                       1,407         673
Benefits paid                                        (557)       (887)
                                                ---------   ---------
Fair value of plan assets at end of year        $   8,597   $   7,277
                                                =========   =========

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The funded status of the pension plans are as follows at March 31 (in thousands):

                                                 2005         2004
                                                 ----         ----
Funded status                                 $   (3,882)  $   (3,970)
Unrecognized prior service cost                       98          192
Unrecognized net loss                              3,694        2,781
                                              ----------   ----------
Net amount recognized                         $      (90)  $     (997)
                                              ==========   ==========

          Amounts recognized in the consolidated balance sheet consist of the following at March 31 (in thousands):

                                                 2005         2004
                                                 ----         ----
Intangible asset                              $       98   $      192
Accrued benefit liability                         (3,324)      (3,492)
Accumulated other comprehensive loss               3,136        2,303
                                              ----------   ----------
Net amount recognized                         $      (90)  $     (997)
                                              ==========   ==========

     Weighted average assumptions used in the pension plans to determine benefit obligations and net periodic benefit cost are as follows at March 31:

                                          2005       2004       2003
                                          ----       ----       ----
Discount rate                             5.75%      6.25%      6.75%
Expected return on plan assets            8.00%      8.00%      9.00%
Rate of compensation increase *           5.00%      5.00%      5.00%

        * Rate of compensation increase is applicable to only one of the defined benefit pension plans. Benefits for the other two defined benefit pension plans are based on years of service.

     Although there were positive returns in plan assets during the past two years, interest rates continue to decline causing an unchanged funded status of the pension plans. As a result, the Company recorded additional minimum pension liabilities of $0.8 million and $0.3 million during the years ended March 31, 2005 and 2004, respectively. The expected rate of return on plan assets assumption is based upon actual historical returns, future expectations for returns for each asset class and the effect of periodic target asset allocation rebalancing. These expected results were adjusted for the payment of reasonable expenses of the plan from plan assets.

     The Company expects to make cash funding contributions to its pension plans of approximately $1.0 million in the year ending March 31, 2006. The weighted-average asset allocation of the pension plan assets by asset category and target range are as follows:

                                                PENSION ASSETS
                                    --------------------------------------
                                                PERCENTAGE OF PLAN ASSETS
                                                       AT MARCH 31,
                                     TARGET     --------------------------
                                      RANGE       2005             2004
                                    ---------   ---------        ---------
Equity securities                   60% - 80%        64%              71%
Debt securities                     20% - 40%        34%              20%
Fixed income and cash               0% - 15%          2%               9%
                                                --------         --------
Total                                               100%             100%
                                                =========        =========

     The Company's pension plan assets are managed by outside investment managers. The Company's investment strategy with respect to pension plan assets is to maximize returns while preserving principal.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases
     The Company leases certain facilities and equipment under operating leases expiring at various dates. Lease expense was approximately $12.4 million, $10.4 million and $9.7 million for the years ended March 31, 2005, 2004 and 2003, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

FISCAL YEAR ENDING MARCH 31,
----------------------------
2006                      $10,426
2007                        7,923
2008                        6,294
2009                        4,901
2010                        3,365
Thereafter                 14,652

Letters of Credit
     As of March 31, 2005, the Company has outstanding letters of credit of $5.5 million. The letters of credit typically secure the rights to payment to certain third parties (primarily insurance companies and lessors) in accordance with specified terms and conditions.

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

     Recent amendments to CERCLA, including the Superfund Recycling Equity Act of 1999, have limited the exposure of scrap metal recyclers for sales of certain recyclable material under certain circumstances. However, the recycling defense is subject to conducting of reasonable care evaluations of current and potential consumers.

     Because CERCLA can be imposed retroactively on shipments that occurred many years ago, and because EPA and state agencies are still discovering sites that present problems to public heath or the

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     During the year ended March 31, 2003 and March 31, 2004, the Arizona Department of Environmental Quality ("ADEQ") issued five Notices of Violations ("NOVs") to Metal Management Arizona, L.L.C. ("MTLM-Arizona"), a subsidiary of the Company, for alleged violations at MTLM-Arizona's Tucson and Phoenix facilities including: (i) not developing and submitting a "Solid Waste Facility Site Plan"; (ii) placing shredder residue on a surface that does not meet Arizona's permeability specifications; (iii) alleged failure to follow ADEQ protocol for sampling and analysis of waste from the shredding of motor vehicles at the Phoenix facility; and (iv) use of excavated soil to stabilize railroad tracks adjacent to the Phoenix facility. On September 5, 2003, MTLM-Arizona was notified that ADEQ had referred the outstanding NOV issues to the Arizona Attorney General. On April 12, 2005, the Company entered into a settlement agreement with the ADEQ and Arizona Attorney General which resulted in a fine of $80 thousand. This settlement agreement resolved all outstanding NOVs involving MTLM-Arizona.

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

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     As a result of internal audits conducted by the Company, the Company determined that current and former employees of certain business units engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, the Company voluntarily disclosed its concerns regarding such cash payments to the U.S. Department of Justice. The Board of Directors appointed a special committee, consisting of all of its independent directors, to conduct an investigation of these activities. The Company is cooperating with the U.S. Department of Justice. The Company implemented policies to eliminate cash payments to industrial customers. During the year ended March 31, 2004, such cash payments to industrial customers represented approximately 0.7% of the Company's consolidated ferrous and non-ferrous yard shipments. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. The Company is not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on the Company, if any, and accordingly, the Company has not recorded any amounts in the financial statements. The Company has incurred legal and other costs related to this matter of approximately $2.2 million during the year ended March 31, 2005. These expenses are included in general and administrative expenses on the Company's consolidated statement of operations.

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

NOTE 12 - STOCKHOLDERS' EQUITY

     The Company is authorized to issue, in one or more series, up to a maximum of 2,000,000 shares of preferred stock. The Company has currently not issued any shares of preferred stock. The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share.

Stock Split
     On March 8, 2004, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend. As a result of the stock split, the Company's stockholders received one additional share for each share of common stock held on the record date of April 5, 2004. The additional shares of common stock

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

were distributed on April 20, 2004. All common share and per share amounts have been retroactively adjusted in the financial statements and related notes in order to reflect the stock split.

Series A Warrants
     During the period from November 20, 2000 to June 29, 2001, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Delaware. On June 29, 2001, the Plan of Reorganization ("Plan") became effective and the Company emerged from bankruptcy.

     In accordance with the Plan, the Company distributed 697,465 warrants to purchase 1,394,930 shares of common stock (designated as "Series A Warrants"). The Series A Warrants were distributed to the predecessor company's stockholders and are immediately exercisable with an expiration date of June 29, 2006. Each Series A Warrant has a strike price of $10.595 per share and is exercisable into two shares of common stock. At March 31, 2005 and 2004, there were 642,874 and 696,244 Series A Warrants outstanding, respectively.

NOTE 13 - STOCK-BASED COMPENSATION PLANS

Restricted Stock
     Restricted stock grants consist of shares of the Company's common stock which are awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. During the years ended March 31, 2005 and 2004, the Company granted 181,732 shares and 560,188 shares of restricted stock, with a per share weighted average fair value of $26.48 and $17.61, respectively. The Company recorded stock-based compensation expense related to restricted stock of approximately $4.8 million and $1.0 million in the years ended March 31, 2005 and 2004, respectively.

     Summarized information for restricted stock issued by the Company is as follows:

                                                            SHARES
                                                          ----------
Restricted stock outstanding at March 31, 2003                     0
Granted                                                      560,188
Vested                                                       (41,160)
Cancelled                                                        (90)
                                                          ----------
Restricted stock outstanding at March 31, 2004               518,938
Granted                                                      181,732
Vested                                                      (131,412)
Cancelled                                                          0
                                                          ----------
Restricted stock outstanding at March 31, 2005               569,258
                                                          ==========

     Scheduled vesting for outstanding restricted stock at March 31, 2005 is as follows:

FISCAL YEAR ENDING MARCH 31,
----------------------------
2006                       191,839
2007                       191,795
2008                       185,624
                          --------
Total                      569,258
                          ========

Stock Option Plans
     On September 18, 2002, the shareholders of the Company approved the Metal Management, Inc. 2002 Incentive Stock Plan (the "2002 Incentive Stock Plan"). The 2002 Incentive Stock Plan provides for the issuance of up to 4,000,000 shares of common stock of the Company. The Compensation Committee of the Board of Directors has the authority to issue stock awards under the 2002 Incentive Stock Plan to the

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company's employees, consultants and directors over a period of up to ten years. The stock awards can be in the form of stock options, stock appreciation rights or stock grants. Summarized information for the Company's stock option plans are as follows:

                                                            WEIGHTED
                                                            AVERAGE
                                             SHARES      EXERCISE PRICE
                                           ----------    --------------
Options outstanding at March 31, 2002               0      $    0.00
Granted                                       120,000           1.88
Exercised                                           0           0.00
Expired/forfeited                                   0           0.00
                                           ----------      ---------
Options outstanding at March 31, 2003         120,000           1.88
Granted                                       826,210          17.06
Exercised                                    (190,000)          6.75
Expired/forfeited                             (30,000)          3.88
                                           ----------      ---------
Options outstanding at March 31, 2004         726,210          17.80
Granted                                       135,000          18.22
Exercised                                    (210,000)          3.30
Expired/forfeited                                   0           0.00
                                           ----------      ---------
Options outstanding at March 31, 2005         651,210      $   22.56
                                           ==========      =========
Exercisable at March 31, 2005                 539,211      $   21.79
                                           ==========      =========
Exercisable at March 31, 2004                 576,210      $   15.41
                                           ==========      =========
Exercisable at March 31, 2003                 120,000      $    1.88
                                           ==========      =========

Warrants
     A Management Equity Incentive Plan was approved pursuant to the Plan in which the Company issued warrants to purchase 1,975,000 shares of common stock at an exercise price of $3.25 per share (designated as "Series B Warrants") and warrants to purchase 1,000,000 shares of common stock at an exercise price of $6.00 per share (designated as "Series C Warrants"). The Series B and Series C Warrants were issued to key employees and each vested ratably over three years and are exercisable for a period of five years and seven years, respectively, from the grant date.

     In May 2002, the Company issued, to certain employees, warrants to purchase 520,000 shares of common stock at an exercise price of $1.88 per share, and also issued to each non-employee director a warrant to purchase 30,000 shares of common stock at an exercise price of $3.25 per share.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Summarized information for warrants issued by the Company is as follows:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                    ----------   --------------
Warrants outstanding at March 31, 2002               2,975,000   $         4.17
Granted                                                640,000             2.13
Exercised                                                    0             0.00
Expired/forfeited                                      (25,000)           (5.18)
                                                    ----------   --------------
Warrants outstanding at March 31, 2003               3,590,000             3.80
Granted                                                      0             0.00
Exercised                                           (2,294,000)           (3.64)
Expired/forfeited                                      (45,000)           (5.54)
                                                    ----------   --------------
Warrants outstanding at March 31, 2004               1,251,000             4.04
Granted                                                      0             0.00
Exercised                                           (1,024,000)            4.09
Expired/forfeited                                            0             0.00
                                                    ----------   --------------
Warrants outstanding at March 31, 2005                 227,000   $         3.80
                                                    ==========   ==============

Exercisable at March 31, 2005                          227,000   $         3.80
                                                    ==========   ==============
Exercisable at March 31, 2004                        1,251,000   $         4.04
                                                    ==========   ==============
Exercisable at March 31, 2003                        2,388,342   $         3.87
                                                    ==========   ==============

     The following table summarizes information about options and warrants outstanding at March 31, 2005:

                                                              OPTIONS/WARRANTS
                          OPTIONS/WARRANTS OUTSTANDING          EXERCISABLE
                       ----------------------------------   --------------------
                                    WEIGHTED
                                     AVERAGE     WEIGHTED               WEIGHTED
                                    REMAINING    AVERAGE                AVERAGE
                                   CONTRACTUAL   EXERCISE               EXERCISE
EXERCISE PRICES         SHARES     LIFE (YRS)     PRICE      SHARES      PRICE
---------------        ---------   -----------   --------   ---------   --------
$1.87 - $5.99            152,000       1.60      $   2.71     152,000   $   2.71
$6.00 - $14.99           180,000       3.47      $   7.91     176,000   $   7.75
$15.00 - $25.99          241,210       8.97      $  18.23     203,877   $  17.96
$26.00 - $35.00          305,000       8.84      $  30.56     234,334   $  30.61
                       ---------                            ---------

                         878,210       6.52      $  17.71     766,211   $  16.46
                       ---------                            ---------
                       ---------                            ---------

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial information for the Company's last eight fiscal quarters (in thousands, except per share amounts):

FISCAL 2005:                                  JUNE 30      SEPT. 30     DEC. 31      MAR. 31
------------                                  -------      --------     -------      -------
Net sales                                    $  367,176   $  425,007   $  447,553   $  462,222
Gross profit                                     43,397       74,941       70,342       52,664
Net income                                       12,525       34,053       29,482       16,190
Basic earnings per share (a)                 $     0.55   $     1.48   $     1.26   $     0.68
Diluted earnings per share (a)               $     0.52   $     1.40   $     1.19   $     0.64

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

FISCAL 2004:                                  JUNE 30      SEPT. 30     DEC. 31      MAR. 31
------------                                  -------      --------     -------      -------
Net sales                                    $  226,982   $  230,048   $  257,715   $  368,668
Gross profit                                     30,024       31,495       35,535       63,359
Non-cash and non-recurring expense (b)                0            0            0        6,198
Net income                                        7,019        7,494       12,573       24,303
Basic earnings per share (a)                 $     0.35   $     0.36   $     0.59   $     1.11
Diluted earnings per share (a)               $     0.33   $     0.34   $     0.54   $     1.02

-------------------------------------
(a) The sum of the quarterly per share amounts will not equal per share amounts reported for the year-to-date period due to the changes in the number of weighted-average shares outstanding for each period.
(b) Reflects charges recorded for severance. See Note 4 - Non-Cash and Non-Recurring Expense (Income).

                             METAL MANAGEMENT, INC.
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                  BALANCE AT   CHARGED TO   CHARGED TO   DEDUCTIONS,   BALANCE AT
                                  BEGINNING    COSTS AND      OTHER        NET OF        END OF
                                  OF PERIOD     EXPENSES     ACCOUNTS    RECOVERIES      PERIOD
                                  ----------   ----------   ----------   -----------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
      Year Ended March 31, 2003    $  2,367     $    365     $      0     $ (1,729)     $  1,003
      Year Ended March 31, 2004    $  1,003     $  1,186     $      0     $   (539)     $  1,650
      Year Ended March 31, 2005    $  1,650     $  1,426     $      0     $   (399)     $  2,677
TAX VALUATION ALLOWANCE:
      Year Ended March 31, 2003    $ 59,482     $      0     $  2,634     $ (2,933)     $ 59,183
      Year Ended March 31, 2004    $ 59,183     $    168     $(57,835)    $      0      $  1,516
      Year Ended March 31, 2005    $  1,516     $      0     $   (176)    $      0      $  1,340