Form 10-Q
period 2005-06-30
METAL MANAGEMENT INC
filed 2005-08-02
CIK 795665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

              ---------------------------------------------------

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

     As of July 18, 2005, the registrant had 25,096,436 shares of common stock outstanding.

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Operations - three months ended
            June 30, 2005 and 2004 (unaudited)                             1

           Consolidated Balance Sheets - June 30, 2005 and March 31,
            2005 (unaudited)                                               2

           Consolidated Statements of Cash Flows - three months ended
            June 30, 2005 and 2004 (unaudited)                             3

           Consolidated Statement of Stockholders' Equity - three
            months ended June 30, 2005 (unaudited)                         4

           Notes to Consolidated Financial Statements (unaudited)          5

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk     24

Item 4.    Controls and Procedures                                        24

PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings                                              25

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds    26

Item 6.    Exhibits                                                       26

           Signatures                                                     27

           Exhibit Index                                                  28

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                       THREE MONTHS ENDED
                                                    -------------------------
                                                     JUNE 30,      JUNE 30,
                                                       2005          2004
                                                       ----          ----
NET SALES                                           $   381,634   $   367,176
OPERATING EXPENSES:
 Cost of sales (excluding depreciation)                 350,379       323,779
 General and administrative                              19,746        18,682
 Depreciation and amortization                            4,614         4,529
                                                    -----------   -----------
OPERATING INCOME                                          6,895        20,186

Income from joint ventures                                2,051         3,230
Interest expense                                           (376)       (1,313)
Interest and other income, net                              472            39
Loss on debt extinguishment                                   0        (1,653)
                                                    -----------   -----------
Income before income taxes                                9,042        20,489
Provision for income taxes                                3,596         7,964
                                                    -----------   -----------
NET INCOME                                          $     5,446   $    12,525
                                                    ===========   ===========
EARNINGS PER SHARE:
 Basic                                              $      0.22   $      0.55
                                                    ===========   ===========
 Diluted                                            $      0.22   $      0.52
                                                    ===========   ===========

CASH DIVIDENDS DECLARED PER SHARE                   $     0.075   $     0.000
                                                    ===========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                  24,354        22,947
                                                    ===========   ===========
  Diluted                                                25,300        24,161
                                                    ===========   ===========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                              JUNE 30,   MARCH 31,
                                                                2005       2005
                                                                ----       ----
                                      ASSETS
Current assets:
 Cash and cash equivalents                                    $ 36,637   $ 52,821
 Marketable securities                                          10,485          0
 Accounts receivable, net                                      125,958    153,056
 Inventories                                                   105,462     96,345
 Deferred income taxes                                           5,103      5,103
 Prepaid expenses and other assets                               4,620      4,193
                                                              --------   --------
       TOTAL CURRENT ASSETS                                    288,265    311,518
Property and equipment, net                                    114,519    111,253
Goodwill and other intangibles, net                              2,552      2,591
Deferred income taxes, net                                      10,327     10,996
Investments in joint ventures                                   38,829     39,782
Other assets                                                     2,499      2,642
                                                              --------   --------
                        TOTAL ASSETS                          $456,991   $478,782
                                                              ========   ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                            $    362   $    367
 Accounts payable                                              106,050    122,666
 Income taxes payable                                            5,584      3,601
 Other accrued liabilities                                      21,186     31,686
                                                              --------   --------
       TOTAL CURRENT LIABILITIES                               133,182    158,320
Long-term debt, less current portion                             2,075      2,164
Other liabilities                                                3,688      5,682
                                                              --------   --------
       TOTAL LONG-TERM LIABILITIES                               5,763      7,846
Stockholders' equity:
 Preferred stock                                                     0          0
 Common stock                                                      251        249
 Warrants                                                          394        395
 Additional paid-in capital                                    171,465    167,649
 Deferred compensation                                         (10,105)    (8,154)
 Accumulated other comprehensive loss                           (1,913)    (1,913)
 Retained earnings                                             157,954    154,390
                                                              --------   --------
       TOTAL STOCKHOLDERS' EQUITY                              318,046    312,616
                                                              --------   --------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $456,991   $478,782
                                                              ========   ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              JUNE 30,    JUNE 30,
                                                                2005        2004
                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $   5,446   $  12,525
Adjustments to reconcile net income to cash flows from
  operating activities:
      Depreciation and amortization                               4,614       4,529
      Deferred income taxes                                         669       6,805
      Income from joint ventures                                 (2,051)     (3,230)
      Stock-based compensation expense                            1,498       1,067
      Amortization of debt issuance costs                           159         254
      Loss on debt extinguishment                                     0       1,653
      Tax benefit on exercise of stock options and warrants         276         635
      Other                                                         702         326
Changes in assets and liabilities:
      Accounts and other receivables                             26,489      13,638
      Inventories                                                (9,117)        724
      Accounts payable                                          (20,214)    (32,997)
      Income taxes                                                  218         294
      Other accrued liabilities                                 (12,506)     (6,262)
      Other                                                        (778)     (1,315)
                                                              ---------   ---------
Net cash used in operating activities                            (4,595)     (1,354)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                        (6,506)     (2,703)
      Proceeds from sale of property and equipment                   90         327
      Investments in joint ventures, net                          3,004           0
      Purchases of available-for-sale marketable securities     (10,485)          0
      Other                                                           0         100
                                                              ---------   ---------
Net cash used in investing activities                           (13,897)     (2,276)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuances of long-term debt                               424,982     404,255
      Repayments of long-term debt                             (425,075)   (399,538)
      Proceeds from exercise of stock options and warrants           94         523
      Cash dividends paid to stockholders                        (1,882)          0
      Other                                                       4,189      (1,359)
                                                              ---------   ---------
Net cash provided by financing activities                         2,308       3,881
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents            (16,184)        251
Cash and cash equivalents at beginning of period                 52,821       1,155
                                                              ---------   ---------
Cash and cash equivalents at end of period                    $  36,637   $   1,406
                                                              =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash interest paid                                       $     196   $   1,196
                                                              =========   =========
     Cash taxes paid                                          $   2,433   $     230
                                                              =========   =========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)

                                                                                                           ACCUMULATED
                                               COMMON STOCK                   ADDITIONAL                      OTHER
                                           --------------------                PAID-IN       DEFERRED     COMPREHENSIVE   RETAINED
                                            SHARES     AMOUNT     WARRANTS     CAPITAL     COMPENSATION       LOSS        EARNINGS
                                            ------     ------     --------     -------     ------------       ----        --------
BALANCE AT MARCH 31, 2005                    24,878   $     249   $     395   $ 167,649     $  (8,154)     $    (1,913)   $ 154,390

Net income                                        0           0           0           0             0                0        5,446
Total comprehensive income

Issuance of restricted stock and options
  (net of cancellations)                        173           2           0       3,447        (3,449)               0            0

Exercise of stock options and warrants
  and related tax benefits                       45           0          (1)        369             0                0            0

Cash dividends paid to stockholders               0           0           0           0             0                0       (1,882)

Stock-based compensation expense                  0           0           0           0         1,498                0            0
                                           --------   ---------   ---------   ---------     ---------      -----------    ---------
BALANCE AT JUNE 30, 2005                     25,096   $     251   $     394   $ 171,465     $ (10,105)     $    (1,913)   $ 157,954
                                           ========   =========   =========   =========     =========      ===========    =========


                                              TOTAL
                                              -----
BALANCE AT MARCH 31, 2005                  $   312,616
Net income                                       5,446
                                           -----------
Total comprehensive income                     318,062
Issuance of restricted stock and options
  (net of cancellations)                             0
Exercise of stock options and warrants
  and related tax benefits                         368
Cash dividends paid to stockholders             (1,882)
Stock-based compensation expense                 1,498
                                           -----------
BALANCE AT JUNE 30, 2005                   $   318,046
                                           ===========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

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

Basis of Presentation
     The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. Certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

     Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2005.

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

     Revenues by product category were as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                        ---------------------
                                                        JUNE 30,    JUNE 30,
                                                          2005        2004
                                                        ---------   ---------
Ferrous metals                                          $ 248,582   $ 262,576
Non-ferrous metals                                        116,114      88,178
Brokerage - ferrous                                        11,010      11,557
Brokerage - non-ferrous                                     2,249         995
Other                                                       3,679       3,870
                                                        ---------   ---------
                    Net sales                           $ 381,634   $ 367,176
                                                        =========   =========

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

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." The revised statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This statement instead requires that all share-based payments to employees be recognized as compensation expense in the statement of operations based on their fair value over the applicable vesting period. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. The Company will transition to SFAS No. 123(R) using the "modified prospective application" effective April 1, 2006. Under the "modified prospective application," compensation costs will be recognized in the financial statements for all new share-based payments granted after April 1, 2006. Additionally, the Company will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered ("nonvested awards") that are outstanding as of the effective date over the remaining requisite service period of the awards.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3." This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires, unless impracticable, retrospective application for reporting a change in accounting principle, unless the newly adopted accounting principle specifies otherwise, and reporting of a correction of an error. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to materially impact the Company's consolidated financial statements.

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

NOTE 2 - EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants and from unvested restricted stock. The following is a reconciliation of the numerator and denominator used in computing EPS (in thousands, except for per share amounts):

                                                         THREE MONTHS ENDED
                                                        ---------------------
                                                        JUNE 30,    JUNE 30,
                                                          2005        2004
                                                        ---------   ---------
NUMERATOR:
Net income                                              $   5,446   $  12,525
                                                        =========   =========
DENOMINATOR:
Weighted average common shares outstanding, basic          24,354      22,947
Incremental common shares attributable to dilutive
  stock options and warrants                                  752       1,162
Incremental common shares attributable to unvested
  restricted stock                                            194          52
                                                        ---------   ---------
Weighted average common shares outstanding, diluted        25,300      24,161
                                                        =========   =========
Basic income per share                                  $    0.22   $    0.55
                                                        =========   =========
Diluted income per share                                $    0.22   $    0.52
                                                        =========   =========

     For the three months ended June 30, 2005 and 2004, options and warrants to purchase 425,000 and 546,210 weighted average shares of common stock, respectively, were excluded from the diluted EPS calculation. These shares were excluded from the diluted EPS calculation as the option and warrant exercise prices were greater than the average market price of the Company's common stock for the respective periods referenced above, and therefore their inclusion would have been anti-dilutive.

NOTE 3 - STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation in accordance with APB No. 25 and related interpretations. Compensation expense for stock options and warrants is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the exercise price of the stock option or warrant. Compensation expense for restricted stock awards is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company's common stock. Such value is recognized as expense over the vesting period of the award. To the extent restricted stock awards are forfeited prior to vesting, the previously recognized expense is reversed.

     The following table illustrates the pro forma effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation (in thousands, except for earnings per share):

                                                         THREE MONTHS ENDED
                                                        ---------------------
                                                        JUNE 30,    JUNE 30,
                                                          2005        2004
                                                        ---------   ---------
Net income, as reported                                 $   5,446   $  12,525
 Add: Stock-based compensation expense included in
   reported net income, net of related tax effects            901         652
 Deduct: Total stock-based compensation expense
   determined under the fair value method for all
   awards, net of related tax effects                      (1,099)     (1,022)
                                                        ---------   ---------
PRO FORMA NET INCOME                                    $   5,248   $  12,155
                                                        =========   =========
Earnings per share:
 Basic - as reported                                    $    0.22   $    0.55
                                                        =========   =========
 Basic - pro forma                                      $    0.22   $    0.53
                                                        =========   =========
 Diluted - as reported                                  $    0.22   $    0.52
                                                        =========   =========
 Diluted - pro forma                                    $    0.21   $    0.50
                                                        =========   =========

Restricted Stock
     Restricted stock grants consist of shares of the Company's common stock which are awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. During the three months ended June 30, 2005 and 2004, the Company granted 185,081 shares and 12,000 shares of restricted stock, with a per share weighted average fair value of $19.02 and $18.57, respectively. The Company recorded stock-based compensation expense related to restricted stock of approximately $1.5 million and $1.1 million in the three months ended June 30, 2005 and 2004, respectively.

     Summarized information for restricted stock issued by the Company is as follows:

                                                           SHARES
                                                         ----------
Restricted stock outstanding at March 31, 2005              569,258
Granted                                                     185,081
Vested                                                       (3,500)
Cancelled                                                   (11,800)
                                                         ----------
Restricted stock outstanding at June 30, 2005               739,039
                                                         ==========

NOTE 4 - OTHER BALANCE SHEET INFORMATION

Marketable Securities
     All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. At June 30, 2005, the Company had marketable securities of approximately $10.5 million, which mainly consisted of investments in auction rate securities which are classified as available-for-sale. Investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates which reset every 7 to 30 days. As a result, these securities are classified as current assets. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its marketable securities. All income generated from these investments was recorded as interest income. Auction rate securities consist of tax-free bonds issued by municipalities which mainly carry AAA ratings.

Inventories
     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following categories at (in thousands):

                                                     JUNE 30,      MARCH 31,
                                                       2005          2005
                                                    -----------   -----------
Ferrous metals                                      $    46,503   $    58,215
Non-ferrous metals                                       58,751        37,888
Other                                                       208           242
                                                    -----------   -----------
                                                    $   105,462   $    96,345
                                                    ===========   ===========

Property and Equipment
     Property and equipment consists of the following at (in thousands):

                                                     JUNE 30,      MARCH 31,
                                                       2005          2005
                                                    -----------   -----------
Land and improvements                               $    30,704   $    30,704
Buildings and improvements                               22,665        22,069
Operating machinery and equipment                       103,101        98,978
Automobiles and trucks                                   10,866        10,687
Computer equipment and software                           2,116         1,995
Furniture, fixtures and office equipment                    796           790
Construction in progress                                  9,268         6,709
                                                    -----------   -----------
                                                        179,516       171,932
Less -- accumulated depreciation                        (64,997)      (60,679)
                                                    -----------   -----------
                                                    $   114,519   $   111,253
                                                    ===========   ===========

Other Accrued Liabilities
     Other accrued liabilities consist of the following at (in thousands):

                                                     JUNE 30,      MARCH 31,
                                                       2005          2005
                                                    -----------   -----------
Accrued employee compensation and benefits          $     8,783   $    21,731
Accrued insurance                                         5,015         4,324
Accrued real and personal property taxes                  2,412         2,237
Accrued equipment purchase commitment                     2,000             0
Other                                                     2,976         3,394
                                                    -----------   -----------
                                                    $    21,186   $    31,686
                                                    ===========   ===========

Accrued Severance and Other Charges
     During the year ended March 31, 2004, the Company implemented a management realignment that resulted in the recognition of $6.2 million of charges consisting mainly of employee termination benefits. As of June 30, 2005, approximately $1.2 million, which is reflected in other accrued liabilities, was to be paid in July 2005. However, the Company is contesting these payments (see
Note 8 - Commitments and Contingencies).

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consist of the following at (in thousands):

                                             JUNE 30, 2005            MARCH 31, 2005
                                        -----------------------   -----------------------
                                         GROSS                     GROSS
                                        CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                         AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                         ------    ------------    ------    ------------
Intangible assets:
     Customer lists                     $  1,280     $   (234)    $  1,280     $   (213)
     Non-compete agreement                   290         (162)         290         (144)
     Pension plan intangible                  98            0           98            0

Goodwill                                   1,280            0        1,280            0
                                        --------     --------     --------     --------
     Goodwill and other intangibles,
       net                              $  2,948     $   (396)    $  2,948     $   (357)
                                        ========     ========     ========     ========

     Total amortization expense for other intangible assets was $39,000 during the three months ended June 30, 2005. Based on the other intangible assets recorded as of June 30, 2005, annual amortization expense for other intangible assets will be approximately $0.1 million for each of the fiscal years 2007 through 2011.

NOTE 6 - LONG-TERM DEBT

     Long-term debt consists of the following at (in thousands):

                                                        JUNE 30,   MARCH 31,
                                                          2005       2005
                                                        --------   ---------
Mortgage loan (interest rate of 5.50%) due January
  2009                                                  $  2,126   $  2,193
Other debt (including capital leases)                        311        338
                                                        --------   --------
                                                           2,437      2,531
Less -- current portion of long-term debt                   (362)      (367)
                                                        --------   --------
                                                        $  2,075   $  2,164
                                                        ========   ========

Credit Agreement
     In June 2004, the Company entered into a $200 million secured four-year revolving credit and letter of credit facility, as amended, with a maturity date of June 28, 2008 (the "Credit Agreement"). As of June 30, 2005, the Company had no outstanding borrowings under its Credit Agreement. Interest rates under the Credit Agreement are based on variable rates tied to the prime rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. The margin is based on the Company's leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters. Based on the Company's current leverage ratio, LIBOR and prime rate margins are 125 basis points and 0 basis points, respectively.

     Borrowings under the Credit Agreement are generally subject to borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable plus the lesser of $65 million or 70% of eligible inventory. Inventories cannot represent more than 40% of the total borrowing base. A security interest in substantially all of the Company's assets and properties, other than equipment, fixtures and real property, unless and until the average excess availability for any two consecutive months is less than $10 million, has been granted to the agent for the lenders as collateral against the Company's obligations under the Credit Agreement. Pursuant to the Credit Agreement, the Company pays a fee on the undrawn portion of the facility that is determined by the leverage ratio. As of June 30, 2005, that fee was .25% per annum.

     Under the Credit Agreement, the Company is required to satisfy specified financial covenants, including a maximum leverage ratio of 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 1.50 to 1.00 and a minimum tangible net worth of not less than the sum of $110 million plus 25% of consolidated net income earned in each fiscal quarter. The leverage ratio and consolidated fixed charge coverage ratio are tested for the twelve-month period ending each fiscal quarter. The Credit Agreement also limits capital expenditures to $20 million for the twelve-month period ending each fiscal quarter. As a result of a recent amendment to the Credit Agreement, the Company's limit on capital expenditures was increased to $40 million for the current fiscal year.

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

     On June 28, 2004, the Company paid off all balances under its previous credit agreement with proceeds from its Credit Agreement. The Company recognized a loss on debt extinguishment of $1.7 million associated with the repayment of its previous credit agreement. This amount represented a write-off of a portion of the unamortized deferred financing costs associated with the previous credit agreement.

NOTE 7 - EMPLOYEE BENEFIT PLANS

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

                                                      THREE MONTHS ENDED
                                                 -----------------------------
                                                   JUNE 30,        JUNE 30,
                                                     2005            2004
                                                 -------------   -------------
Service cost                                      $        33     $        34
Interest cost                                             174             168
Expected return on plan assets                           (158)           (158)
Amortization of prior service cost                         24              24
Recognized net actuarial loss                              33              33
                                                  -----------     -----------
Net periodic benefit cost                         $       106     $       101
                                                  ===========     ===========

     In the three months ended June 30, 2005, the Company made cash contributions of $0.4 million to its pension plans. Based on estimates provided by its actuaries, the Company expects to make additional cash funding contributions to its pension plans of approximately $0.6 million by March 31, 2006.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

     On July 1, 1998, Metal Management Connecticut, Inc. ("MTLM-Connecticut"), a subsidiary of the Company, acquired the scrap metal recycling assets of Joseph
A. Schiavone Corp. (formerly known as Michael Schiavone & Sons, Inc.). The acquired assets include real property in North Haven, Connecticut upon which MTLM-Connecticut's scrap metal recycling operations are currently performed (the "North Haven Facility"). The owner of Joseph A. Schiavone Corp. was Michael Schiavone ("Schiavone"). On March 31, 2003, the Connecticut Department of Environmental Protection ("DEP") filed suit against Joseph A. Schiavone Corp., Schiavone, and MTLM-Connecticut in the Superior Court of the State of Connecticut--Judicial District of Hartford. The suit alleges, among other things, that the North Haven Facility discharged and continues to discharge contaminants, including oily material, into the environment and has failed to comply with the terms of certain permits and other filing requirements. The suit seeks injunctions to restrict MTLM-Connecticut from maintaining discharges and to require MTLM-Connecticut to remediate the facility. The suit also seeks civil penalties from all of the defendants in accordance with Connecticut environmental statutes. At this stage, the Company is not able to predict MTLM-Connecticut's potential liability in connection with this action or any required investigation and/or remediation. The Company believes that MTLM-Connecticut has meritorious defenses to certain of the claims asserted in the suit and MTLM-Connecticut intends to vigorously defend itself against the claims. In addition, the Company believes it is entitled to indemnification from Joseph A. Schiavone Corp. and Schiavone for some or all of the obligations and liabilities that may be imposed on MTLM-Connecticut in connection with this matter under the various agreements governing its purchase of the North Haven Facility from Joseph A. Schiavone Corp. The Company cannot provide assurances that Joseph A. Schiavone Corp. or Schiavone will have sufficient resources to fund any or all indemnifiable claims that the Company may assert.

     In a letter dated July 13, 2005, MTLM-Connecticut and the Company received notification from Schiavone of his demand seeking indemnification (including the advance of all costs, charges and expenses incurred by Schiavone in connection with his defense) from MTLM-Connecticut and the Company to those claims made against Schiavone in the action brought by the Connecticut DEP. Schiavone's demand refers to his employment agreement and to the certificate of incorporation of MTLM-Connecticut, which provide for indemnification against claims by reason of his being or having been a director, officer, employee, or agent of MTLM-Connecticut, or serving or having served at the request of MTLM-Connecticut as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise to the fullest extent permitted by applicable law.

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

     During the years ended March 31, 2003 and March 31, 2004, the Arizona Department of Environmental Quality ("ADEQ") issued five Notices of Violations ("NOVs") to Metal Management Arizona, L.L.C. ("MTLM-Arizona"), a subsidiary of the Company, for alleged violations at MTLM-Arizona's Tucson and Phoenix facilities including: (i) not developing and submitting a "Solid Waste Facility Site Plan"; (ii) placing shredder residue on a surface that does not meet Arizona's permeability specifications; (iii) alleged failure to follow ADEQ protocol for sampling and analysis of waste from the shredding of motor vehicles at the Phoenix facility; and (iv) use of excavated soil to stabilize railroad tracks adjacent to the Phoenix facility. On September 5, 2003, MTLM-Arizona was notified that ADEQ had referred the outstanding NOV issues to the Arizona Attorney General. On April 12, 2005, the Company entered into a settlement agreement with the ADEQ and Arizona Attorney General which resulted in a fine of $80 thousand. This settlement agreement resolved all outstanding NOVs involving MTLM-Arizona.

Legal Proceedings
     As a result of internal audits conducted by the Company, the Company determined that current and former employees of certain business units engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, the Company voluntarily disclosed its concerns regarding such cash payments to the U.S. Department of Justice. The Board of Directors appointed a special committee, consisting of all of its independent directors, to conduct an investigation of these activities. The Company is cooperating with the U.S. Department of Justice. The Company implemented policies to eliminate cash payments to industrial customers. During the year ended March 31, 2004, such cash payments to industrial customers represented approximately 0.7% of the Company's consolidated ferrous and non-ferrous yard shipments. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. The Company is not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on the Company, if any, and accordingly, the Company has not recorded any amounts in the financial statements. The Company has incurred legal and other costs related to this matter of approximately $2.3 million to date.

     On July 15, 2005, the Company and its subsidiary Metal Management Midwest, Inc. ("MTLM-Midwest") filed a complaint (the "Complaint") against former officers and directors, Albert A. Cozzi, Frank J. Cozzi, and Gregory P. Cozzi (collectively, the "Defendants") in the Circuit Court of Cook County Illinois, County Department, Chancery Division. The Complaint seeks damages from Frank J. Cozzi and Gregory P. Cozzi for their actions in designing, implementing, and maintaining cash payment practices in MTLM-Midwest's accounts payable that violated Company policy and potentially federal law. The Complaint also alleges that the Defendants breached the non-competition and non-solicitation provisions of their respective separation and release agreements by seeking to engage in business activities and seeking to solicit suppliers, customers and service providers in competition with Plaintiffs' business. The Complaint seeks, among other things, monetary compensation for Plaintiffs' actual losses and damages, and an injunction restraining and enjoining the Defendants from breaching their respective separation and release agreements.

     For other commitment and contingencies, please see Note 11 to the Company's consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2005. From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims arising from the Company's operations. There are presently no legal proceedings pending against the Company, which, in the opinion of the Company's management, is likely to have a material adverse effect on its business, financial condition or results of operations.

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metal Management, Inc. (herein, "Metal Management," the "Company," "we," "us," "our" or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under "Risk Factors" appearing in our Annual Report on Form 10-K for the year ended March 31, 2005, as the same may be amended from time to time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2005 ("Annual Report").

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

RESULTS OF OPERATIONS
     Our results for the three months ended June 30, 2005 were severely impacted by a sharp fall in ferrous scrap metals prices and lower domestic demand for ferrous scrap metals. After achieving record results in fiscal 2005, the market for ferrous scrap metals weakened, and in the months of May and June 2005, prices for certain grades of ferrous scrap declined by more than $100 per ton. Ferrous scrap prices were impacted by lower demand from our domestic consumers as a result of a buildup in their raw material inventories exacerbated by slower demand for finished steel. As a result, scrap metal prices declined precipitously during the period resulting in lower ferrous scrap metal margins. This precipitous decline and its effect on our results was most evident in markets in which we rely more significantly on the sale of industrial grades of ferrous scrap to integrated steel mills.

     The decline in ferrous scrap prices is evident in data published by the American Metal Market ("AMM"). According to AMM, the average price for #1 Heavy Melting Steel Scrap - Chicago (which is a common indicator for ferrous scrap) declined from $217 per ton in April 2005 to approximately $125 per ton in June 2005.

     Our non-ferrous businesses continued to perform well in the three months ended June 30, 2005 primarily due to strong demand from our consumers in the aerospace industry. This also resulted in higher pricing for high-temperature alloys and nickel-based metals and alloys, which resulted in higher sales and material margins.

     Although our results of operations during the three months ended June 30, 2005 demonstrated lower profitability from the three months ended June 30, 2004 and from the record levels achieved during fiscal 2005, our objective of turning our inventories rather than speculating on commodity prices allowed us to remain profitable.

     The following table sets forth selected statement of operations and sales volume data for the three months ended June 30, 2005 and 2004.

STATEMENT OF OPERATIONS SELECTED ITEMS ($ IN THOUSANDS)

                                                      THREE MONTHS ENDED JUNE 30,
                                                ---------------------------------------
                                                   2005        %        2004        %
                                                   ----        -        ----        -
SALES BY COMMODITY:
  Ferrous metals                                $  248,582    65.1%  $  262,576    71.5%
  Non-ferrous metals                               116,114    30.4       88,178    24.0
  Brokerage - ferrous                               11,010     2.9       11,557     3.1
  Brokerage - non-ferrous                            2,249     0.6          995     0.3
  Other                                              3,679     1.0        3,870     1.1
                                                ----------   -----   ----------   -----
Net sales                                          381,634   100.0%     367,176   100.0%
Cost of sales (excluding depreciation)             350,379    91.8      323,779    88.2
General and administrative expense                  19,746     5.2       18,682     5.1
Depreciation and amortization expense                4,614     1.2        4,529     1.2
Income from joint ventures                           2,051     0.5        3,230     0.9
Interest expense                                      (376)    0.1       (1,313)    0.4
Interest and other income, net                         472     0.1           39     0.0
Loss on debt extinguishment                              0     0.0       (1,653)    0.4
Provision for income taxes                           3,596     0.9        7,964     2.2
                                                ----------   -----   ----------   -----
Net income                                      $    5,446     1.4%  $   12,525     3.4%
                                                ==========   =====   ==========   =====
SALES VOLUME BY COMMODITY
(IN THOUSANDS):                                    2005                 2004
                                                ----------           ----------
                                                     1,101                1,198
     Ferrous metals (tons)
                                                   120,175              117,968
     Non-ferrous metals (lbs.)
                                                        59                   48
     Brokerage - ferrous (tons)
                                                     1,943                1,035
     Brokerage - non-ferrous (lbs.)

NET SALES
     Consolidated net sales increased by $14.4 million (3.9%) to $381.6 million in the three months ended June 30, 2005 compared to consolidated net sales of $367.2 million in the three months ended June 30, 2004. The increase in consolidated net sales was due to higher average selling prices when compared to the three months ended June 30, 2004 and increased sales volumes for our non-ferrous products.

Ferrous Sales
     Ferrous sales decreased by $14.0 million (5.3%) to $248.6 million in the three months ended June 30, 2005 compared to ferrous sales of $262.6 million in the three months ended June 30, 2004. The decrease was attributable to lower sales volumes despite slightly higher average sales prices. In the three months ended June 30, 2005, the average selling price for ferrous products was approximately $226 per ton, an increase of $7 per ton (3.0%) from the three months ended June 30, 2004. The increase in selling prices is due to various factors including the mix of ferrous products sold and a higher concentration of FOB destination sales for which freight is included in revenue.

     Ferrous sales volumes decreased by 8.1% to 1.1 million tons in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. As noted above, this was due to lower demand from our domestic ferrous consumers.

Non-ferrous Sales
     Non-ferrous sales increased by $27.9 million (31.7%) to $116.1 million in the three months ended June 30, 2005 compared to non-ferrous sales of $88.2 million in the three months ended June 30, 2004. The increase was due to higher average selling prices coupled with an increase in sales volumes. In the three months ended June 30, 2005, non-ferrous sales volumes increased by 2.2 million pounds (1.9%) and average selling price for non-ferrous products increased by approximately $.22 per pound (29.3%) to $0.97 per pound compared to the three months ended June 30, 2004.

     Our non-ferrous operations have benefited from rising prices for aluminum, copper and stainless steel (nickel base metal). The increase in non-ferrous prices is evident in data published by the London Metals Exchange ("LME") and COMEX. According to LME data, average prices for nickel and aluminum were 31.4% and 6.6%, respectively, higher in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. According to COMEX data, average prices for copper were 21.2% higher in the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

     Our non-ferrous sales volumes increased due to greater demand from our consumers. During the three months ended June 30, 2004, domestic demand was previously impacted by lower output from U.S. industrial production and international demand for scrap was low. The recent improvement in the U.S. economy, coupled with improving economies in other countries, led to increased demand for non-ferrous products.

     Our non-ferrous sales are also impacted by the mix of non-ferrous metals sold. Generally, prices for copper are higher than prices for aluminum and stainless steel. In addition, the amount of high-temperature alloys that we sell (generally from our Aerospace operations) and the selling prices for these metals will impact our non-ferrous sales as prices for these metals are generally higher than other non-ferrous metals.

Brokerage Sales
     Brokerage ferrous sales decreased by $0.6 million (4.7%) to $11.0 million in the three months ended June 30, 2005 compared to brokerage ferrous sales of $11.6 million in the three months ended June 30, 2004. The decrease was a result of a $54 per ton (22.4%) decline in average selling price for brokered ferrous metals. The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap metal are generally associated with higher unit prices.

     The decrease in average selling prices was partially offset by an increase in brokered ferrous sales volumes. Brokered ferrous sales volume increased by 11,000 tons (22.9%) in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to brokerage orders which were placed in March 2005, but not received until April 2005.

     Brokerage non-ferrous sales increased by $1.2 million (126.0%) to $2.2 million in the three months ended June 30, 2005 compared to brokerage non-ferrous sales of $1.0 million in the three months ended June 30, 2004. The increase in the three months ended June 30, 2005 was a result of sales volumes doubling and average selling price increasing by $0.20 per pound compared to the three months ended June 30, 2004. The increase in sales volume was due to the brokering of non-ferrous metals to a consumer for which our operations could not completely fill the sales order.

Other Sales
     Other sales are primarily derived from our stevedoring and bus dismantling operations. The decrease in other sales in the three months ended June 30, 2005 is primarily a result of lower stevedoring revenue.

COST OF SALES (EXCLUDING DEPRECIATION)
     Cost of sales was $350.4 million in the three months ended June 30, 2005 compared to cost of sales of $323.8 million in the three months ended June 30, 2004. The increase in the three months ended June 30, 2005 of $26.6 million (8.2%) is primarily due to increased material costs related to non-ferrous metals ($19.8 million), increased freight costs, and increased processing expenses, partially offset by decreased ferrous material costs. Freight costs were higher due to increases in freight rates resulting from higher fuel costs. Processing costs on a per unit basis increased due to higher shredder repair expense and fuel costs.

     Cost of sales represented approximately 92% of sales in the three months ended June 30, 2005 compared to 88% of sales in the three months ended June 30, 2004. The increase was due to ferrous material costs representing a higher percentage of ferrous sales compared to the three months ended June 30, 2004.

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses were $19.7 million in the three months ended June 30, 2005 compared to general and administrative expenses of $18.7 million in the three months ended June 30, 2004. The $1.0 million increase is mainly due to higher compensation expense partially offset by lower professional fees. The increase in compensation expense was primarily due to higher salaries as a result of an increase in headcount.

     Professional fees were $1.3 million lower during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The decrease was due to legal fees and related costs resulting from the investigations performed in connection with our voluntary disclosure to the U.S. Department of Justice regarding cash payments made to certain industrial account suppliers (see the section entitled "Legal Proceedings" in Part II of this report). We recorded $0.1 million of expense in connection with this investigation during the three months ended June 30, 2005 compared to $1.7 million of expense during the three months ended June 30, 2004.

DEPRECIATION AND AMORTIZATION
     Depreciation and amortization expense was $4.6 million in the three months ended June 30, 2005 compared to depreciation and amortization expense of $4.5 million in the three months ended June 30, 2004. Our depreciation expense remained unchanged due to our decision to replace older material handling equipment with new equipment financed through operating leases which contain attractive terms compared to purchasing the equipment.

INCOME FROM JOINT VENTURES
     Income from joint ventures was $2.1 million in the three months ended June 30, 2005 compared to income from joint ventures of $3.2 million in the three months ended June 30, 2004. The income from joint ventures primarily represents our 28.5% share of income from Southern, but also reflects results from three other joint ventures. Southern is primarily a processor of ferrous metals and its results were also impacted by weakness in the ferrous scrap metal market.

INTEREST EXPENSE
     Interest expense was $0.4 million in the three months ended June 30, 2005 compared to interest expense of $1.3 million in the three months ended June 30, 2004. The decrease in interest expense was a result of lower borrowings. We had no borrowings under our Credit Agreement in the three months ended June 30, 2005 while average borrowings under our credit facilities in the three months ended June 30, 2004 were $50.4 million. Our interest expense primarily consists of amortization of deferred financing costs, unused line fees under our Credit Agreement and interest on mortgage loans.

INTEREST AND OTHER INCOME, NET
     Interest and other income recognized in the three months ended June 30, 2005 consists mainly of an insurance reimbursement of $0.3 million and $0.1 million of interest income. As a result of our cash balances and marketable securities, our interest income recognized has increased. In the three months ended June 30, 2004, we did not have any cash balances earning interest nor did we have any investments in marketable securities.

LOSS ON DEBT EXTINGUISHMENT
     During the three months ended June 30, 2004, we recognized a loss on debt extinguishment of $1.7 million associated with the repayment of our previous credit agreement with proceeds from the Credit Agreement. This amount represents a write-off of unamortized deferred financing costs associated with the previous credit agreement.

INCOME TAXES
     In the three months ended June 30, 2005, we recognized income tax expense of $3.6 million, resulting in an effective tax rate of 39.8%. In the three months ended June 30, 2004, our income tax expense was $8.0 million, resulting in an effective tax rate of 38.9%. The effective tax rate differs from the federal statutory rate mainly due to state taxes and permanent tax items.

     As of March 31, 2005, we have fully consumed our federal net operating loss ("NOL") carryforwards and most of our state NOL carryforwards. As a result, our cash tax payment obligations will be higher in fiscal 2006.

NET INCOME
     Net income was $5.4 million in the three months ended June 30, 2005 compared to net income of $12.5 million in the three months ended June 30, 2004. Net income in the three months ended June 30, 2005 was lower due to lower ferrous material margins associated with weaker market conditions and lower unit shipments, and lower income from joint ventures partially offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES
     Our financial condition remained strong during the three months ended June 30, 2005. At June 30, 2005, our total indebtedness was $2.4 million (primarily a single property real estate mortgage). We had no borrowings outstanding on our Credit Agreement and had cash, cash equivalents and marketable securities of $47.1 million at June 30, 2005. Our primary source of working capital is collections from customers supplemented by financing under our Credit Agreement.

Cash Flows
     In the three months ended June 30, 2005, our operating activities used net cash of $4.6 million compared to net cash used of $1.4 million in the three months ended June 30, 2004. The use of cash in the three months ended June 30, 2005 was due to an increase in working capital of $15.9 million, which offset the $11.3 million of cash generated from net income, adjusted for non-cash items. The working capital increase was mainly due to lower accounts payable ($20.2 million) and higher inventories ($9.1 million), offset in part by lower accounts receivable ($26.5 million). Accounts payable and accounts receivable decreased due to lower purchase and selling prices for scrap metal in May and June 2005 as compared to March 2005. Inventories increased due to higher levels and cost of non-ferrous inventory on hand at June 30, 2005 as compared to March 31, 2005. In addition, other working capital cash outflows during the three months ended June 30, 2005 included the payment of $16.6 million relating to incentive compensation for employees that was accrued for at March 31, 2005.

     We used $13.9 million in net cash for investing activities in the three months ended June 30, 2005 compared to the use of net cash of $2.3 million in the three months ended June 30, 2004. In the three months ended June 30, 2005, purchases of property and equipment were $6.5 million and we invested $10.5 million in available-for-sale marketable securities. We received an aggregate of $3.0 million of cash distributions from our Southern and Port Albany joint ventures.

     We generated $2.3 million in net cash from financing activities in the three months ended June 30, 2005 compared to net cash generated of $3.9 million in the three months ended June 30, 2004. We paid cash dividends of $1.9 million during the period.

Indebtedness
     The Credit Agreement is a revolving credit and letter of credit facility that is available to support our working capital requirements and is also available for general corporate purposes. Borrowing costs are based on variable rates tied to the prime rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. The margin is based on our leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters. Based on our current leverage ratio, our LIBOR and prime rate margins are 125 basis points and 0 basis points, respectively.

     Borrowings under the Credit Agreement are generally subject to borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable plus the lesser of $65 million or 70% of eligible inventory. Inventories cannot represent more than 40% of the total borrowing base. A security interest in substantially all of our assets and properties, other than equipment, fixtures and real property, unless and until the average excess availability for any two consecutive months is less than $10 million, has been granted to the agent for the lenders as collateral against our obligations under the Credit Agreement. Pursuant to the Credit Agreement, we pay a fee on the undrawn portion of the facility that is determined by the leverage ratio. As of June 30, 2005, that fee was .25% per annum.

     Under the Credit Agreement, we are required to satisfy specified financial covenants, including a maximum leverage ratio of 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 1.50 to 1.00 and a minimum tangible net worth of not less than the sum of $110 million plus 25% of consolidated net income earned in each fiscal quarter. The leverage ratio and consolidated fixed charge coverage ratio are tested for the twelve-month period ending each fiscal quarter. The Credit Agreement also limits capital expenditures to $20 million for the twelve-month period ending each fiscal quarter. A recent amendment to our Credit Agreement permits capital expenditures of up to $40 million in fiscal 2006. The Credit Agreement contains restrictions which, among other things, limit our ability to (i) incur additional indebtedness; (ii) pay dividends under certain conditions; (iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on our assets; and (viii) engage in other matters customarily restricted in such agreements. As of June 30, 2005, we were in compliance with all financial covenants contained in the Credit Agreement. As of July 26, 2005, we had no outstanding borrowings under the Credit Agreement, and had undrawn availability of approximately $188 million.

Future Capital Requirements
     We expect to fund our working capital needs, dividend payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by undrawn borrowing availability under the Credit Agreement. Our future cash needs will be driven by working capital requirements, planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves.

     Capital expenditures were $6.5 million in the three months ended June 30, 2005. Capital expenditures are expected to be approximately $24 million to $33 million for the remainder of fiscal 2006. Our major capital expenditures in fiscal 2006 will include, among other items, the rebuild of our shredder in Newark, upgrades to equipment and technology deployed in our Aerospace operations, installations of induction separation systems at five shredding facilities and the purchase of leased land in Phoenix.

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

     We anticipate that our Board of Directors will continue to declare cash dividends; however, the continuance of cash dividends is not guaranteed and dependent on many factors, some of which are beyond our control.

     We believe these sources of capital will be sufficient to fund planned capital expenditures, dividend payments and working capital requirements for the next twelve months, although there can be no assurance that this will be the case.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS Off-Balance Sheet Arrangements
     Other than operating leases, we do not have any off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, result of operations or cash flows.

Contractual Obligations
     We have various financial obligations and commitments assumed in the normal course of our operations and financing activities. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements.

     The following table sets forth our known contractual obligations as of June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                  LESS THAN     ONE TO       THREE TO
                                        TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS   THEREAFTER
                                        -----     ---------   -----------   ----------   ----------
Long-term debt and capital leases     $   2,796   $     486    $     911    $   1,399    $       0
Operating leases                         54,818      10,951       16,485       10,357       17,025
Other contractual obligations*            8,027       7,676          266           85            0
                                      ---------   ---------    ---------    ---------    ---------
Total contractual cash obligations    $  65,641   $  19,113    $  17,662    $  11,841    $  17,025
                                      =========   =========    =========    =========    =========

* Includes $1.2 million of employee termination benefits scheduled for payment in July 2005 for which we are contesting the payments (see "Legal Proceedings" under Part II, Item 1 of this report).

Other Commitments
     We are required to make contributions to our defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Security Act (ERISA). However, due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount of pension plan asset returns, we are not able to reasonably estimate the amount of future required contributions beyond fiscal 2006. Our minimum required pension contributions for fiscal 2006 are approximately $1.0 million, of which we paid $0.4 million in the three months ended June 30, 2005.

     We also enter into letters of credit in the ordinary course of operating and financing activities. As of July 26, 2005, we had outstanding letters of credit of approximately $7.0 million, much of which is securing insurance policies.

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

Revenue Recognition
     Our primary source of revenue is from the sale of processed ferrous and non-ferrous scrap metals. We also generate revenue from the brokering of scrap metals or from services performed, including, but not limited to, tolling, stevedoring and dismantling. Revenues from processed ferrous and non-ferrous scrap metal sales are recognized when title passes to the customer. Revenues relating to brokered sales are recognized upon receipt of the materials by the customer. Revenues from services are recognized as the service is performed. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are accrued against revenues as incurred.

Marketable Securities
     All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We determine the appropriate classification at the time of purchase. At June 30, 2005, we had marketable securities of approximately $10.5 million, which mainly consisted of investments in auction rate securities which are classified as available-for-sale. Investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates which reset every 7 to 30 days. As a result, these securities are classified as current assets. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our marketable securities. All income generated from these investments was recorded as interest income. Auction rate securities consist of tax-free bonds issued by municipalities which mainly carry AAA ratings.

Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $2.4 million and $2.7 million at June 30, 2005 and March 31, 2005, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions.

Inventory
     Our inventories primarily consist of ferrous and non-ferrous scrap metals and are valued at the lower of average purchased cost or market. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. As indicated in our Annual Report under the section entitled "Risk Factors - Prices of commodities we own may be volatile and markets are competitive," we are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to rapidly turn our inventories.

Goodwill
     We account for goodwill and other intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually, or earlier if certain events occur indicating that the carrying value of goodwill may be impaired. Other intangible assets are also tested for impairment at least annually. If an impairment exists, a loss is recognized in an amount equal to the excess of the carrying value over the fair value.

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

RECENT ACCOUNTING PRONOUNCEMENTS
     In November 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), requiring that these items be recognized as current-period charges and not capitalized in inventory overhead. In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to materially impact our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." The revised statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." This statement instead requires that all share-based payments to employees be recognized as compensation expense in the statement of operations based on their fair value over the applicable vesting period. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. We will transition to SFAS No. 123(R) using the "modified prospective application" effective April 1, 2006. Under the "modified prospective application," compensation costs will be recognized in the financial statements for all new share-based payments granted after April 1, 2006. Additionally, we will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered ("nonvested awards") that are outstanding as of the effective date over the remaining requisite service period of the awards.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3." This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires, unless impracticable, retrospective application for reporting a change in accounting principle, unless the newly adopted accounting principle specifies otherwise, and reporting of a correction of an error. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to materially impact our consolidated financial statements.

     In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed by the President. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from fiscal years beginning after December 31, 2004 through 2010. In return, the AJCA also provides for a two-year phase-out of the existing extraterritorial income exclusion ("ETI") for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 treats a deduction for income from qualified production activities as a "special deduction" as described in SFAS No. 109. As such, a special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of such a deduction will be reported in the period in which the deduction is claimed on our tax return. We are currently evaluating the impact the AJCA will have on our results of operations, financial condition and effective tax rate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities. We do not use derivative financial instruments. Refer to Item 7A of the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures.
     As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). This evaluation was done under the supervision and with the participation of management, including Daniel
W. Dienst, our Chairman of the Board, Chief Executive Officer and President ("CEO"), and Robert C. Larry, our Executive Vice President, Finance and Chief Financial Officer ("CFO").

     The evaluation of our disclosure controls and procedures by our CEO and CFO included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this report. Based upon the controls evaluation, our CEO and our CFO have concluded that, subject to the limitations on the effectiveness of controls noted below, our disclosure controls and procedures are reasonably effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period.

Changes in Internal Control over Financial Reporting.
     There has been no change in our internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Limitations on the Effectiveness of Controls.
     Our management, including our CEO and the CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 1, 1998, Metal Management Connecticut, Inc. ("MTLM-Connecticut"), a subsidiary of the Company, acquired the scrap metal recycling assets of Joseph
A. Schiavone Corp. (formerly known as Michael Schiavone & Sons, Inc.). The acquired assets include real property in North Haven, Connecticut upon which MTLM-Connecticut's scrap metal recycling operations are currently performed (the "North Haven Facility"). The owner of Joseph A. Schiavone Corp. was Michael Schiavone ("Schiavone"). On March 31, 2003, the Connecticut Department of Environmental Protection ("DEP") filed suit against Joseph A. Schiavone Corp., Schiavone, and MTLM-Connecticut in the Superior Court of the State of Connecticut -- Judicial District of Hartford. The suit alleges, among other things, that the North Haven Facility discharged and continues to discharge contaminants, including oily material, into the environment and has failed to comply with the terms of certain permits and other filing requirements. The suit seeks injunctions to restrict MTLM-Connecticut from maintaining discharges and to require MTLM-Connecticut to remediate the facility. The suit also seeks civil penalties from all of the defendants in accordance with Connecticut environmental statutes. At this stage, the Company is not able to predict MTLM-Connecticut's potential liability in connection with this action or any required investigation and/or remediation. The Company believes that MTLM-Connecticut has meritorious defenses to certain of the claims asserted in the suit and MTLM-Connecticut intends to vigorously defend itself against the claims. In addition, the Company believes it is entitled to indemnification from Joseph A. Schiavone Corp. and Schiavone for some or all of the obligations and liabilities that may be imposed on MTLM-Connecticut in connection with this matter under the various agreements governing its purchase of the North Haven Facility from Joseph A. Schiavone Corp. The Company cannot provide assurances that Joseph A. Schiavone Corp. or Schiavone will have sufficient resources to fund any or all indemnifiable claims that the Company may assert.

     In a letter dated July 13, 2005, MTLM-Connecticut and the Company received notification from Schiavone of his demand seeking indemnification (including the advance of all costs, charges and expenses incurred by Schiavone in connection with his defense) from MTLM-Connecticut and the Company to those claims made against Schiavone in the action brought by the Connecticut DEP. Schiavone's demand refers to his employment agreement and to the certificate of incorporation of MTLM-Connecticut, which provide for indemnification against claims by reason of his being or having been a director, officer, employee, or agent of MTLM-Connecticut, or serving or having served at the request of MTLM-Connecticut as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise to the fullest extent permitted by applicable law.

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

     As a result of internal audits conducted by the Company, the Company determined that current and former employees of certain business units engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, the Company voluntarily disclosed its concerns regarding such cash payments to the U.S. Department of Justice. The Board of Directors appointed a special committee, consisting of all of its independent directors, to conduct an investigation of these activities. The Company is cooperating with the U.S. Department of Justice. The Company implemented policies to eliminate cash payments to industrial customers. During the year ended March 31, 2004, such cash payments to industrial customers represented approximately 0.7% of the Company's consolidated ferrous and non-ferrous yard shipments. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. The Company is not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on the Company, if any, and accordingly, the Company has not recorded any amounts in the financial statements. The Company has incurred legal and other costs related to this matter of approximately $2.3 million to date.

     On July 15, 2005, the Company and its subsidiary Metal Management Midwest, Inc. ("MTLM-Midwest") filed a complaint (the "Complaint") against former officers and directors, Albert A. Cozzi, Frank J. Cozzi, and Gregory P. Cozzi (collectively, the "Defendants") in the Circuit Court of Cook County Illinois, County Department, Chancery Division. The Complaint seeks damages from Frank J. Cozzi and Gregory P. Cozzi for their actions in designing, implementing, and maintaining cash payment practices in MTLM-Midwest's accounts payable that violated Company policy and potentially federal law. The Complaint also alleges that the Defendants breached the non-competition and non-solicitation provisions of their respective separation and release agreements by seeking to engage in business activities and seeking to solicit suppliers, customers and service providers in competition with Plaintiffs' business. The Complaint seeks, among other things, monetary compensation for Plaintiffs' actual losses and damages, and an injunction restraining and enjoining the Defendants from breaching their respective separation and release agreements.

     From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims applicable to our operations. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our results of operations or financial condition. Please refer to Part I, Item 3 of the Annual Report for a description of other litigation in which we are currently involved.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended June 30, 2005, we sold 45,000 shares of our common stock pursuant to exercise of warrants held by a current employee. There were three exercise transactions during the three months ended June 30, 2005 and the average exercise price for each transaction was $2.03 per share. We received proceeds of $91,250 from these sales and used the proceeds for general corporate purposes. The sales are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the grant of warrants, and the issuance of shares of common stock upon exercise of such warrants, were made to a limited number of our employees and directors without public solicitation.

ITEM 6. EXHIBITS

     See Exhibit Index

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

                                          By:     /s/ Robert C. Larry
                                            ------------------------------------
                                                  Robert C. Larry
                                                  Executive Vice President,
                                                  Finance, Chief Financial
                                                  Officer, Treasurer and
                                                  Secretary
                                                  (Principal Financial Officer)

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

                                          Date: August 2, 2005

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

4.1 Amendment No. 2 to Credit Agreement, dated May 9, 2005, among Metal Management, Inc. and LaSalle Bank National
      Association (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 12, 2005).

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

32.1 Certification of Daniel W. Dienst and Robert C. Larry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.