Form 10-Q/A
period 2005-06-30
METAL MANAGEMENT INC
filed 2005-10-28
CIK 795665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

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

                                EXPLANATORY NOTE

     Metal Management, Inc. is filing this Form 10-Q/A for the three months ended June 30, 2005 to reflect the restatement of its consolidated statement of cash flows for the three months ended June 30, 2005. The restatement arose as a result of management's determination that certain distributions from joint ventures were incorrectly reported as "cash flows from investing activities" and should have been reported as "cash flows from operating activities." The restatement does not affect the net change in cash for the three months ended June 30, 2005 and has no impact on the Company's consolidated balance sheet as of June 30, 2005, the consolidated statement of operations and related earnings per share amounts for the three months ended June 30, 2005, or the consolidated statement of stockholders' equity for the three months ended June 30, 2005. Moreover, the correction only impacts the consolidated statement of cash flows for the three months ended June 30, 2005 and does not impact any period prior to June 30, 2005. See Note 1 in the notes to the consolidated financial statements for further information relating to the restatement.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 2, 2005. The following items have been amended as a result of the restatement:

     - Part I -- Item 1 -- Financial Statements

     - Part I -- Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     - Part I -- Item 4 -- Controls and Procedures; and

     - Part II -- Item 6 -- Exhibits

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Operations - three months ended
            June 30, 2005 and 2004 (unaudited)                             1

           Consolidated Balance Sheets - June 30, 2005 and March 31,
            2005 (unaudited)                                               2

           Consolidated Statements of Cash Flows - three months ended
            June 30, 2005 and 2004 (unaudited)                             3

           Consolidated Statement of Stockholders' Equity - three
            months ended June 30, 2005 (unaudited)                         4

           Notes to Consolidated Financial Statements (unaudited)          5

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk     24

Item 4.    Controls and Procedures                                        24

PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings                                              26

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds    27

Item 6.    Exhibits                                                       27

           Signatures                                                     28

           Exhibit Index                                                  29

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
                                                              ========   ========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              JUNE 30,    JUNE 30,
                                                                2005        2004
                                                                ----        ----
                                                              RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $   5,446   $  12,525
Adjustments to reconcile net income to cash flows from
  operating activities:
     Depreciation and amortization                                4,614       4,529
     Deferred income taxes                                          669       6,805
     Income from joint ventures                                  (2,051)     (3,230)
     Distributions of earnings from joint ventures                2,650           0
     Stock-based compensation expense                             1,498       1,067
     Amortization of debt issuance costs                            159         254
     Loss on debt extinguishment                                      0       1,653
     Tax benefit on exercise of stock options and warrants          276         635
     Other                                                          702         326
Changes in assets and liabilities:
     Accounts and other receivables                              26,489      13,638
     Inventories                                                 (9,117)        724
     Accounts payable                                           (20,214)    (32,997)
     Income taxes                                                   218         294
     Other accrued liabilities                                  (12,506)     (6,262)
     Other                                                         (778)     (1,315)
                                                              ---------   ---------
Net cash used in operating activities                            (1,945)     (1,354)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                         (6,506)     (2,703)
     Proceeds from sale of property and equipment                    90         327
     Purchases of available-for-sale marketable securities      (10,485)          0
     Distributions of capital from joint ventures                   354           0
     Other                                                            0         100
                                                              ---------   ---------
Net cash used in investing activities                           (16,547)     (2,276)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuances of long-term debt                                424,982     404,255
     Repayments of long-term debt                              (425,075)   (399,538)
     Proceeds from exercise of stock options and warrants            94         523
     Cash dividends paid to stockholders                         (1,882)          0
     Other                                                        4,189      (1,359)
                                                              ---------   ---------
Net cash provided by financing activities                         2,308       3,881
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents            (16,184)        251
Cash and cash equivalents at beginning of period                 52,821       1,155
                                                              ---------   ---------
Cash and cash equivalents at end of period                    $  36,637   $   1,406
                                                              =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash interest paid                                        $     196   $   1,196
                                                              =========   =========
    Cash taxes paid                                           $   2,433   $     230
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

Restatement
     Subsequent to the issuance of the Company's consolidated financial statements for the three months ended June 30, 2005, management determined that the Company's consolidated statement of cash flows for the three months ended June 30, 2005 should be restated to correct the classification of $2.7 million from "cash flows from investing activities" to "cash flows from operating activities" as this amount relates to distributions of earnings received from a joint venture that is accounted for by the equity method. The restatement does not affect the net change in cash for the three months ended June 30, 2005 and has no impact on the Company's consolidated balance sheet as of June 30, 2005, the consolidated statement of operations and related earnings per share amounts for the three months ended June 30, 2005, or the consolidated statement of stockholders' equity for the three months ended June 30, 2005. Moreover, the correction only impacts the consolidated statement of cash flows for the three months ended June 30, 2005 and does not impact any period prior to June 30, 2005.

     A summary of the effects of the restatement on the Company's consolidated statement of cash flows for the three months ended June 30, 2005 is as follows (in thousands):

                                                        AS REPORTED   AS RESTATED
                                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Distributions of earnings from joint ventures            $      0      $  2,650
Net cash used in operating activities                      (4,595)       (1,945)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures, net                          3,004             0
Distributions of capital from joint ventures                    0           354
Net cash used in investing activities                     (13,897)      (16,547)

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

     This Form 10-Q/A includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q/A which address activities, events or developments that Metal Management, Inc. (herein, "Metal Management," the "Company," "we," "us," "our" or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under "Risk Factors" appearing in our Annual Report on Form 10-K for the year ended March 31, 2005, as the same may be amended from time to time.

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

     As discussed in Note 1 to the consolidated financial statements, subsequent to the issuance of our consolidated financial statements for the three months ended June 30, 2005, management determined that our consolidated statement of cash flows for the three months ended June 30, 2005 should be restated to correct the classification of $2.7 million from "cash flows from investing activities" to "cash flows from operating activities" as this amount relates to distributions of earnings received from a joint venture that is accounted for by the equity method. The restatement does not affect the net change in cash for the three months ended June 30, 2005 and has no impact on our consolidated balance sheet as of June 30, 2005, our consolidated statement of operations and related earnings per share amounts for the three months ended June 30, 2005, or our consolidated statement of stockholders' equity for the three months ended June 30, 2005. Moreover, the correction only impacts the consolidated statement of cash flows for the three months ended June 30, 2005 and does not impact any period prior to June 30, 2005. The Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect this restatement.

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

Cash Flows
     In the three months ended June 30, 2005, our operating activities used net cash of $1.9 million compared to net cash used of $1.4 million in the three months ended June 30, 2004. The use of cash in the three months ended June 30, 2005 was due to an increase in working capital of $15.9 million, which offset the $14.0 million of cash generated from net income, adjusted for non-cash items. The working capital increase was mainly due to lower accounts payable ($20.2 million) and higher inventories ($9.1 million), offset in part by lower accounts receivable ($26.5 million). Accounts payable and accounts receivable decreased due to lower purchase and selling prices for scrap metal in May and June 2005 as compared to March 2005. Inventories increased due to higher levels and cost of non-ferrous inventory on hand at June 30, 2005 as compared to March 31, 2005. In addition, other working capital cash outflows during the three months ended June 30, 2005 included the payment of $16.6 million relating to incentive compensation for employees that was accrued for at March 31, 2005. We received an aggregate of $2.7 million of cash distributions from our Southern joint venture.

     We used $16.5 million in net cash for investing activities in the three months ended June 30, 2005 compared to net cash used of $2.3 million in the three months ended June 30, 2004. In the three months ended June 30, 2005, purchases of property and equipment were $6.5 million and we invested $10.5 million in available-for-sale marketable securities.

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

     The evaluation of our disclosure controls and procedures by our CEO and CFO included a review of the restatement described in Item 1, Note 1 on page 5 of this Form 10-Q/A, where the Company restated its consolidated statement of cash flows for the three months ended June 30, 2005.

     Based on this evaluation and because of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level, enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period. Notwithstanding this material weakness, our management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting.
     Except for the material weakness noted below, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     A material weakness is a control deficiency or a combination of control deficiencies that result in a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of June 30, 2005, the Company did not maintain effective controls over the preparation and review of its consolidated statement of cash flows. Specifically, the Company failed to report cash distributions of earnings from joint ventures in the cash flow category required by generally accepted accounting principles in its consolidated statement of cash flows for the three months ended June 30, 2005. This control deficiency resulted in the restatement of our interim consolidated financial statements for the three months ended June 30, 2005. Additionally, this control deficiency could result in a misstatement to investing and operating cash flows in the financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting as of June 30, 2005.

Plan for Remediation of Material Weaknesses.
     Management has taken steps to remediate the material weakness that existed as of June 30, 2005. These steps include a thorough review of all joint venture activities, allocated share of income and cash advances and distributions on a quarterly basis and an additional review, on a quarterly basis, of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows, in accordance with Statement of Financial Accounting Standards, No. 95,

"Statement of Cash Flows." Management believes the additional control procedures designed, and when implemented, will fully remediate this material weakness.

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

Limitations on the Effectiveness of Controls.
     Our management, including our CEO and the CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

                                          Date: October 28, 2005

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