Form 10-Q
period 2005-09-30
METAL MANAGEMENT INC
filed 2005-11-02
CIK 795665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ________ TO________

                         COMMISSION FILE NUMBER 0-14836

                          ---------------------------

                             METAL MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                          ---------------------------

                   DELAWARE                                      94-2835068
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes ___     No  X

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X      No ___

     As of October 21, 2005, the registrant had 25,180,404 shares of common stock outstanding.

                                     INDEX

                                                                              PAGE
                                                                              ----
PART I:     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Operations -- three and six
               months
               ended September 30, 2005 and 2004 (unaudited)                    1

            Consolidated Balance Sheets -- September 30, 2005 and
               March 31, 2005 (unaudited)                                       2

            Consolidated Statements of Cash Flows -- six months ended
               September 30, 2005 and 2004 (unaudited)                          3

            Consolidated Statement of Stockholders' Equity --
               six months ended September 30, 2005 (unaudited)                  4

            Notes to Consolidated Financial Statements (unaudited)              5

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       16

Item 3.     Quantitative and Qualitative Disclosures about Market Risk         26

Item 4.     Controls and Procedures                                            26

PART II:    OTHER INFORMATION

Item 1.     Legal Proceedings                                                  28

Item 4.     Submission of Matters to a Vote of Security Holders                30

Item 6.     Exhibits                                                           30

            Signatures                                                         31

            Exhibit Index                                                      32

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                      -----------------------------   -----------------------------
                                      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                          2005            2004            2005            2004
                                      -------------   -------------   -------------   -------------
NET SALES                              $  378,301      $  425,007      $  759,935      $  792,183

OPERATING EXPENSES:
  Cost of sales (excluding
     depreciation)                        329,048         350,066         679,427         673,845
  General and administrative               18,496          18,314          38,242          36,996
  Depreciation and amortization             4,363           4,680           8,977           9,209
                                       ----------      ----------      ----------      ----------
OPERATING INCOME                           26,394          51,947          33,289          72,133

Income from joint ventures                  1,451           4,707           3,502           7,937
Interest expense                             (382)           (921)           (758)         (2,234)
Interest and other income, net                585              35           1,057              74
Loss on debt extinguishment                     0               0               0          (1,653)
                                       ----------      ----------      ----------      ----------

Income before income taxes                 28,048          55,768          37,090          76,257
Provision for income taxes                 11,127          21,715          14,723          29,679
                                       ----------      ----------      ----------      ----------
NET INCOME                             $   16,921      $   34,053      $   22,367      $   46,578
                                       ==========      ==========      ==========      ==========

EARNINGS PER SHARE:
  Basic                                $     0.69      $     1.48      $     0.92      $     2.03
                                       ==========      ==========      ==========      ==========
  Diluted                              $     0.66      $     1.40      $     0.88      $     1.92
                                       ==========      ==========      ==========      ==========

CASH DIVIDENDS DECLARED PER SHARE      $    0.075      $    0.000      $     0.15      $     0.00
                                       ==========      ==========      ==========      ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
  Basic                                    24,376          22,986          24,365          22,967
                                       ==========      ==========      ==========      ==========
  Diluted                                  25,566          24,357          25,433          24,259
                                       ==========      ==========      ==========      ==========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                              SEPTEMBER 30,   MARCH 31,
                                                                  2005           2005
                                                              -------------   ----------
                           ASSETS
Current assets:
  Cash and cash equivalents                                    $   38,583     $   52,821
  Short-term investments                                            5,035              0
  Accounts receivable, net                                        142,196        153,056
  Inventories                                                     120,013         96,345
  Deferred income taxes                                             5,103          5,103
  Prepaid expenses and other assets                                 6,968          4,193
                                                               ----------     ----------
     TOTAL CURRENT ASSETS                                         317,898        311,518

Property and equipment, net                                       120,114        111,253
Goodwill and other intangibles, net                                 2,613          2,591
Deferred income taxes, net                                          9,626         10,996
Investments in joint ventures                                      39,447         39,782
Other assets                                                        2,354          2,642
                                                               ----------     ----------
                                TOTAL ASSETS                   $  492,052     $  478,782
                                                               ==========     ==========


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                            $      381     $      367
  Accounts payable                                                121,428        122,666
  Income taxes payable                                              1,563          3,601
  Other accrued liabilities                                        26,098         31,686
                                                               ----------     ----------
     TOTAL CURRENT LIABILITIES                                    149,470        158,320
Long-term debt, less current portion                                2,070          2,164
Other liabilities                                                   4,779          5,682
                                                               ----------     ----------
     TOTAL LONG-TERM LIABILITIES                                    6,849          7,846

Stockholders' equity:
  Preferred stock                                                       0              0
  Common stock                                                        252            249
  Warrants                                                            371            395
  Additional paid-in capital                                      172,479        167,649
  Deferred compensation                                            (8,442)        (8,154)
  Accumulated other comprehensive loss                             (1,913)        (1,913)
  Retained earnings                                               172,986        154,390
                                                               ----------     ----------
     TOTAL STOCKHOLDERS' EQUITY                                   335,733        312,616
                                                               ----------     ----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  492,052     $  478,782
                                                               ==========     ==========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                    SIX MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2005            2004
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $   22,367      $   46,578
Adjustments to reconcile net income to cash flows from
  operating activities:
     Depreciation and amortization                                  8,977           9,209
     Deferred income taxes                                          1,456          24,015
     Income from joint ventures                                    (3,365)         (7,937)
     Distribution of earnings from joint ventures                   2,650               0
     Stock-based compensation expense                               3,362           2,171
     Amortization of debt issuance costs                              318             411
     Loss on debt extinguishment                                        0           1,653
     Tax benefit on exercise of stock options and warrants            170           1,366
     Other                                                            810             569
Changes in assets and liabilities:
     Accounts and other receivables                                10,322          (9,475)
     Inventories                                                  (23,668)        (23,396)
     Accounts payable                                              (5,231)         (3,887)
     Income taxes                                                  (3,803)          2,493
     Other accrued liabilities                                     (9,704)         (1,612)
     Other                                                         (2,205)         (5,758)
                                                               ----------      ----------
Net cash provided by operating activities                           2,456          36,400

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                             (14,299)         (5,055)
  Proceeds from sale of property and equipment                        478             987
  Purchases of short-term investments                             (76,635)              0
  Sales of short-term investments                                  71,600               0
  Distributions of capital from joint ventures                      1,050               0
  Other                                                                 0             302
                                                               ----------      ----------
Net cash used in investing activities                             (17,806)         (3,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of long-term debt                                     427,815         812,260
  Repayments of long-term debt                                   (427,895)       (843,886)
  Proceeds from exercise of stock options and warrants                905           1,047
  Cash dividends paid to stockholders                              (3,771)              0
  Other                                                             4,058          (1,419)
                                                               ----------      ----------
Net cash provided by (used in) financing activities                 1,112         (31,998)
                                                               ----------      ----------

Net increase (decrease) in cash and cash equivalents              (14,238)            636
Cash and cash equivalents at beginning of period                   52,821           1,155
                                                               ----------      ----------

Cash and cash equivalents at end of period                     $   38,583      $    1,791
                                                               ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid                                             $      426      $    1,819
                                                               ==========      ==========
Cash income taxes paid                                         $   16,901      $    1,805
                                                               ==========      ==========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)

                                                                                          ACCUMULATED
                                 COMMON STOCK                ADDITIONAL     DEFERRED         OTHER
                                 ------------                 PAID-IN     STOCK-BASED    COMPREHENSIVE    RETAINED
                               SHARES   AMOUNT    WARRANTS    CAPITAL     COMPENSATION       LOSS         EARNINGS       TOTAL
                               ------   ------    --------    -------     ------------       ----         --------       -----
BALANCE AT MARCH 31, 2005      24,878   $  249    $   395    $ 167,649    $    (8,154)   $     (1,913)   $  154,390   $   312,616

Net income                         0         0          0            0              0               0        22,367        22,367
                                                                                                                      -----------
Total comprehensive income                                                                                                334,983

Issuance of restricted stock
  (net of cancellations)         180         2          0        3,648         (3,650)              0             0             0

Exercise of stock options and
  warrants and related tax
  benefits                       122         1        (24)       1,097              0               0             0         1,074

Cash dividends paid to
  stockholders                     0         0          0            0              0               0        (3,771)       (3,771)

Other                              0         0          0           85              0               0             0            85

Stock-based compensation
  expense                          0         0          0            0          3,362               0             0         3,362
                               ------   -------   --------   ----------   ------------   -------------   ----------   -----------
BALANCE AT SEPTEMBER 30, 2005  25,180   $  252    $   371    $ 172,479    $    (8,442)   $     (1,913)   $  172,986   $   335,733
                               ======   =======   ========   ==========   ============   =============   ==========   ===========

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

Reclassifications
     Certain reclassifications have been made to prior year's financial information to conform to the current year presentation. On the statements of operations, stock-based compensation expense has been reclassified to general and administrative expenses. Such reclassifications had no material effect on the previously reported consolidated balance sheet, results of operations or cash flows of the Company.

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

     Revenues by product category were as follows (in thousands):

                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                              -----------------------------   -----------------------------
                              SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                  2005            2004            2005            2004
                              -------------   -------------   -------------   -------------
Ferrous metals                 $  243,169      $  302,873      $  491,751      $  565,449
Non-ferrous metals                112,359         103,850         228,473         192,028
Brokerage -- ferrous               16,478          12,364          27,488          23,921
Brokerage -- non-ferrous            1,278             357           3,527           1,352
Other                               5,017           5,563           8,696           9,433
                               ----------      ----------      ----------      ----------
               Net sales       $  378,301      $  425,007      $  759,935      $  792,183
                               ==========      ==========      ==========      ==========

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and SFAS No. 3." This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires, unless impracticable, retrospective application for reporting a change in accounting principle, unless the newly adopted accounting principle specifies otherwise, and reporting of a correction of an error. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to materially impact the Company's consolidated financial statements.

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

NOTE 2 -- EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants and from unvested restricted stock. The following is a reconciliation of the numerators and denominators used in computing EPS (in thousands, except for per share amounts):

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                       -----------------------------   -----------------------------
                                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                           2005            2004            2005            2004
                                       -------------   -------------   -------------   -------------
NUMERATOR:
Net income                              $   16,921      $   34,053      $   22,367      $   46,578
                                        ==========      ==========      ==========      ==========
DENOMINATOR:
Weighted average common shares
  outstanding, basic                        24,376          22,986          24,365          22,967
Incremental common shares
  attributable to
  dilutive stock options and warrants          880           1,229             816           1,195
Incremental common shares
  attributable to
  unvested restricted stock                    310             142             252              97
                                        ----------      ----------      ----------      ----------
Weighted average common shares
  outstanding, diluted                      25,566          24,357          25,433          24,259
                                        ==========      ==========      ==========      ==========
Basic income per share                  $     0.69      $     1.48      $     0.92      $     2.03
                                        ==========      ==========      ==========      ==========
Diluted income per share                $     0.66      $     1.40      $     0.88      $     1.92
                                        ==========      ==========      ==========      ==========

     For the three and six months ended September 30, 2005, options and warrants to purchase 305,000 and 365,000 weighted average shares of common stock, respectively, were excluded from the diluted EPS calculation. For the three and six months ended September 30, 2004, options and warrants to purchase 360,000 and 453,105 weighted average shares of common stock, respectively, were excluded from the diluted EPS calculation. These shares were excluded from the diluted EPS calculation as the option and warrant exercise prices were greater than the average market price of the Company's common stock for the respective periods referenced above, and therefore their inclusion would have been anti-dilutive.

NOTE 3 -- STOCK-BASED COMPENSATION

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

     The following table illustrates the pro forma effects on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation (in thousands, except for earnings per share):

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                       -----------------------------   -----------------------------
                                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                           2005            2004            2005            2004
                                       -------------   -------------   -------------   -------------
Net income, as reported                $     16,921    $     34,053    $     22,367     $    46,578
 Add: Stock-based employee
   compensation expense included
   in reported net income, net of
   related tax effects                        1,124             674           2,027           1,326
 Deduct: Total stock-based
   compensation
   expense determined under the fair
   value method for all awards, net
   of
   related tax effects                       (1,354)         (1,094)         (2,455)         (2,116)
                                       ------------    ------------    ------------     -----------
PRO FORMA NET INCOME                   $     16,691    $     33,633    $     21,939     $    45,788
                                       ============    ============    ============     ===========
Earnings per share:
  Basic -- as reported                 $       0.69    $       1.48    $       0.92     $      2.03
                                       ============    ============    ============     ===========
  Basic -- pro forma                   $       0.68    $       1.46    $       0.90     $      1.99
                                       ============    ============    ============     ===========
  Diluted -- as reported               $       0.66    $       1.40    $       0.88     $      1.92
                                       ============    ============    ============     ===========
  Diluted -- pro forma                 $       0.65    $       1.38    $       0.86     $      1.89
                                       ============    ============    ============     ===========

Restricted Stock
     Restricted stock grants consist of shares of the Company's common stock which are awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. During the three months ended September 30, 2005 and 2004, the Company granted 10,000 shares and 7,500 shares of restricted stock, with a per share weighted average fair value of $26.55 and $16.81, respectively. During the six months ended September 30, 2005 and 2004, the Company granted 195,081 shares and 19,500 shares of restricted stock, with a per share weighted average fair value of $19.49 and $17.69, respectively. The Company recorded stock-based compensation expense related to restricted stock of approximately $1.9 million and $1.1 million in the three months ended September 30, 2005 and 2004, respectively, and $3.4 million and $2.2 million in the six months ended September 30, 2005 and 2004, respectively.

     Summarized information for restricted stock issued by the Company is as follows:

                                                                 SHARES
                                                               ----------
Restricted stock outstanding at March 31, 2005                    569,258
Granted                                                           195,081
Vested                                                             (4,500)
Cancelled                                                         (14,302)
                                                               ----------
Restricted stock outstanding at September 30, 2005                745,537
                                                               ==========

Employee Stock Purchase Plan
     On September 13, 2005, the Company's stockholders approved the Metal Management, Inc. Employee Stock Purchase Plan (the "ESPP") under which 1 million shares of the Company's common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company's common stock at a discount of 15% of the lesser of the fair market value of the Company's common stock at the beginning of an offering period or the end of an offering period. The ESPP provides for four quarterly offering periods, the first of which commenced on October 1, 2005.

NOTE 4 -- OTHER BALANCE SHEET INFORMATION

Short-term investments
     All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. At September 30, 2005, the Company had short-term investments of approximately $5.0 million, which mainly consisted of investments in auction rate securities which are classified as available-for-sale. Auction rate securities consist of tax-free bonds issued by municipalities which mainly carry AAA ratings. Investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates which reset every 7 to 30 days. As a result, these securities are classified as current assets. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its short-term investments. All income generated from these investments was recorded as interest income.

Inventories
     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following at (in thousands):

                                       SEPTEMBER 30,      MARCH 31,
                                            2005             2005
                                      ----------------   ------------
Ferrous metals                          $    62,037      $    58,215
Non-ferrous metals                           57,775           37,888
Other                                           201              242
                                        -----------      -----------
                                        $   120,013      $    96,345
                                        ===========      ===========

Property and Equipment
     Property and equipment consists of the following at (in thousands):

                                      SEPTEMBER 30,      MARCH 31,
                                           2005             2005
                                     ----------------   ------------
Land and improvements                  $    32,093      $    30,704
Buildings and improvements                  22,608           22,069
Operating machinery and equipment          107,899           98,978
Automobiles and trucks                      10,918           10,687
Computer equipment and software              2,102            1,995
Furniture, fixture and office
  equipment                                    796              790
Construction in progress                    11,979            6,709
                                       -----------      -----------
                                           188,395          171,932
Less -- accumulated depreciation           (68,281)         (60,679)
                                       -----------      -----------
                                       $   120,114      $   111,253
                                       ===========      ===========

     In August 2005, the Company exercised a purchase option on land which it leased in Phoenix, Arizona. The purchase price of the land was $1.4 million and is recorded in land and improvements. The Company closed on the land purchase on October 21, 2005.

     At September 30, 2005, the Company recorded $4 million of construction in progress and an offsetting liability in other accrued liabilities relating to the construction of a crane to be leased by the Company upon completion. The Company expects the crane to be delivered in January 2006. The Company is considered the owner of the crane during its construction and must record the amount paid to-date by the lessor for the construction as an asset and liability.

Other Accrued Liabilities
     Other accrued liabilities consist of the following at (in thousands):

                                          SEPTEMBER 30,    MARCH 31,
                                              2005            2005
                                          -------------   ------------
Accrued employee compensation and
  benefits                                 $   12,009      $   21,731
Accrued insurance                               4,926           4,324
Accrued real and personal property taxes        2,135           2,237
Accrued equipment purchase commitment           4,000               0
Other                                           3,028           3,394
                                           ----------      ----------
                                           $   26,098      $   31,686
                                           ==========      ==========

Accrued Severance and Other Charges
     During the year ended March 31, 2004, the Company implemented a management realignment that resulted in the recognition of $6.2 million of charges consisting mainly of employee severance payments. As of September 30, 2005, approximately $1.2 million is remaining to be paid, which is reflected in other accrued liabilities. These payments were to be made in July 2005, however, the Company is contesting these payments (see Note 8 -- Commitments and Contingencies).

NOTE 5 -- GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consist of the following at (in thousands):

                                                   SEPTEMBER 30, 2005            MARCH 31, 2005
                                                -------------------------   -------------------------
                                                  GROSS                       GROSS
                                                 CARRYING    ACCUMULATED     CARRYING    ACCUMULATED
                                                  AMOUNT     AMORTIZATION     AMOUNT     AMORTIZATION
                                                 --------    ------------    --------    ------------
         Other intangibles:
             Customer lists                     $    1,280    $    (256)    $    1,280    $    (213)
             Non-compete agreement                     290         (179)           290         (144)
             Pension intangible                         98            0             98            0
         Goodwill                                    1,380            0          1,280            0
                                                ----------    ---------     ----------    ---------
           Goodwill and other intangibles, net  $    3,048    $    (435)    $    2,948    $    (357)
                                                ==========    =========     ==========    =========

     The increase in goodwill in the six months ended September 30, 2005 was due to contingent consideration payable in connection with an acquisition.

     Total amortization expense for other intangibles in the three and six months ended September 30, 2005 was $39,000 and $78,000, respectively. Based on the other intangible assets recorded as of September 30, 2005, annual amortization expense for other intangible assets will be approximately $0.1 million for each of the fiscal years 2007 through 2011.

NOTE 6 -- LONG-TERM DEBT

     Long-term debt consists of the following at (in thousands):

                                                     SEPTEMBER 30,    MARCH 31,
                                                         2005            2005
                                                     -------------   ------------
Mortgage loan (interest rate of 5.50%) due January
  2009                                                $    2,059      $    2,193
Other debt (including capital leases)                        392             338
                                                      ----------      ----------
                                                           2,451           2,531
Less -- current portion of long-term debt                   (381)           (367)
                                                      ----------      ----------
                                                      $    2,070      $    2,164
                                                      ==========      ==========

Credit Agreement
     In June 2004, the Company entered into a $200 million secured four-year revolving credit and letter of credit facility, as amended, with a maturity date of June 28, 2008 (the "Credit Agreement"). As of September 30, 2005, the Company had no outstanding borrowings under its Credit Agreement. Interest rates under the Credit Agreement are based on variable rates tied to the prime rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. The margin is based on the Company's leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters. Based on the Company's current leverage ratio, LIBOR and prime rate margins are 125 basis points and 0 basis points, respectively.

     Borrowings under the Credit Agreement are generally subject to borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable plus the lesser of $65 million or 70% of eligible inventory. Inventories cannot represent more than 40% of the total borrowing base. A security interest in substantially all of the Company's assets and properties, other than equipment, fixtures and real property, unless and until the average excess availability for any two consecutive months is less than $10 million, has been granted to the agent for the lenders as collateral against the Company's obligations under the Credit Agreement. Pursuant to the Credit Agreement, the Company pays a fee on the undrawn portion of the facility that is determined by the leverage ratio. As of September 30, 2005, that fee was .25% per annum.

     Under the Credit Agreement, the Company is required to satisfy specified financial covenants, including a maximum leverage ratio of 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 1.50 to 1.00 and a minimum tangible net worth of not less than the sum of $110 million plus 25% of consolidated net income earned in each fiscal quarter. The leverage ratio and consolidated fixed charge coverage ratio are tested for the twelve-month period ending each fiscal quarter. The Credit Agreement also limits capital expenditures to $20 million for the twelve-month period ending each fiscal quarter. As a result of an amendment to the Credit Agreement, the Company's limit on capital expenditures was increased to $40 million for the current fiscal year.

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

NOTE 7 -- EMPLOYEE BENEFIT PLANS

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

                              THREE MONTHS ENDED               SIX MONTHS ENDED
                         -----------------------------   -----------------------------
                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                             2005            2004            2005            2004
                         -------------   -------------   -------------   -------------
Service cost               $     50        $     31        $     83        $     65
Interest cost                   176             180             350             348
Expected return on plan
  assets                       (191)           (157)           (349)           (315)
Amortization of prior
  service cost                   23              23              47              47
Recognized net
  actuarial loss                 65              33              98              66
                           --------        --------        --------        --------
Net periodic benefit
  cost                     $    123        $    110        $    229        $    211
                           ========        ========        ========        ========

     In the six months ended September 30, 2005, the Company made cash contributions of $0.5 million to its pension plans. Based on estimates provided by its actuaries, the Company expects to make cash funding contributions to its pension plans of approximately $0.4 million by March 31, 2006.

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

Michael Schiavone & Sons, Inc.). The acquired assets include real property in North Haven, Connecticut upon which MTLM-Connecticut's scrap metal recycling operations are currently performed (the "North Haven Facility"). The owner of Joseph A. Schiavone Corp. was Michael Schiavone ("Schiavone"). On March 31, 2003, the Connecticut Department of Environmental Protection ("CTDEP") filed suit against Joseph A. Schiavone Corp., Schiavone, and MTLM-Connecticut in the Superior Court of the State of Connecticut -- Judicial District of Hartford. The suit alleges, among other things, that the North Haven Facility discharged and continues to discharge contaminants, including oily material, into the environment and has failed to comply with the terms of certain permits and other filing requirements. The suit seeks injunctions to restrict MTLM-Connecticut from maintaining discharges and to require MTLM-Connecticut to remediate the facility. The suit also seeks civil penalties from all of the defendants in accordance with Connecticut environmental statutes. At this stage, the Company is not able to predict MTLM-Connecticut's potential liability in connection with this action or any required investigation and/or remediation. The Company believes that MTLM-Connecticut has meritorious defenses to certain of the claims asserted in the suit and MTLM-Connecticut intends to vigorously defend itself against the claims. In addition, the Company believes it is entitled to indemnification from Joseph A. Schiavone Corp. and Schiavone for some or all of the obligations and liabilities that may be imposed on MTLM-Connecticut in connection with this matter under the various agreements governing its purchase of the North Haven Facility from Joseph A. Schiavone Corp. The Company cannot provide assurances that Joseph A. Schiavone Corp. or Schiavone will have sufficient resources to fund any or all indemnifiable claims that the Company may assert.

     In a letter dated July 13, 2005, MTLM-Connecticut and the Company received notification from Schiavone of his demand seeking indemnification (including the advance of all costs, charges and expenses incurred by Schiavone in connection with his defense) from MTLM-Connecticut and the Company to those claims made against Schiavone in the action brought by CTDEP. Schiavone's demand refers to his employment agreement and to the certificate of incorporation of MTLM-Connecticut, which provide for indemnification against claims by reason of his being or having been a director, officer, employee, or agent of MTLM-Connecticut, or serving or having served at the request of MTLM-Connecticut as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise to the fullest extent permitted by applicable law.

     The Company has engaged in settlement discussions with Joseph A. Schiavone Corp., Schiavone and CTDEP regarding the possible characterization of the North Haven Facility, and the subsequent remediation thereof should contamination be present at concentrations that require remedial action. The Company is currently working with an independent environmental consultant to develop an acceptable characterization plan. The Company cannot provide assurances that it will be able to reach an acceptable settlement of this matter with the other parties.

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

     On September 22, 2005 and September 23, 2005, CTDEP's Bureau of Water Management and Bureau of Waste Management each issued a Notice of Violation ("NOV") to Metal Management Aerospace, Inc. ("MTLM-Aerospace"), a subsidiary of the Company, for alleged violations at MTLM-Aerospace's facility, including, among other things (1) operation of a solid waste facility without the approval of CTDEP; (2) failure to comply with certain environmental regulations regarding the handling of used oil, the performance of certain hazardous waste determinations, the disposal of PCBs and the discharge of oils and coolants; (3) failure to comply with certain discharge reporting obligations; (4) creation of certain potential environmental hazards; (5) inadequacy or improper maintenance of certain pollution management devices, including erosion and sediment controls and release detection for an underground diesel storage tank; and (6) failure to comply with a pollution prevention plan.

     On October 21, 2005, MTLM-Aerospace submitted substantive responses to CTDEP regarding the NOVs. At this time, the Company is unable to determine MTLM-Aerospace's potential liability in connection with these NOVs. The Company believes that MTLM-Aerospace has meritorious defenses to certain of the allegations outlined in the NOVs. In addition, although the Company believes that by virtue of certain consent orders, Connecticut Transfer Act obligations, and lease/transactional documents executed by the lessor and former owner, certain environmental liabilities noted in the NOVs will be the responsibility of the lessor and former owner, there can be no assurance that the lessor and former owner will have sufficient resources to fund any or all of such liabilities.

     On August 22, 2005, the Occupational Safety and Health Administration ("OSHA") requested that MTLM-Aerospace conduct an internal investigation of a recent accident. MTLM-Aerospace responded to this request in a timely manner. At this time, OSHA has not taken any action with respect to this accident. Further investigations of MTLM-Aerospace by OSHA of a more comprehensive nature have been undertaken and are ongoing. At this preliminary stage, the Company cannot predict the likelihood of any citations or the extent of any penalties.

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

     On July 15, 2005, the Company and MTLM-Midwest filed a complaint (the "Complaint") against former officers and directors Albert A. Cozzi, Frank J. Cozzi, and Gregory P. Cozzi (collectively, the "Defendants") in the Circuit Court of Cook County Illinois, County Department, Chancery Division. The

Complaint seeks damages from Frank J. Cozzi and Gregory P. Cozzi for their actions in designing, implementing, and maintaining cash payment practices in MTLM-Midwest's accounts payable that violated Company policy and, potentially, federal law. The Complaint also alleges that the Defendants breached the non-competition and non-solicitation provisions of their respective separation and release agreements by seeking to engage in business activities and seeking to solicit suppliers, customers and service providers in competition with the Company's business. The Complaint seeks, among other things, monetary compensation for the Company's actual losses and damages, and an injunction restraining and enjoining the Defendants from breaching their respective separation and release agreements. On October 21, 2005, Defendants moved to dismiss the Complaint or in the alternative to compel arbitration and stay the judicial proceedings. Defendants also filed a counterclaim seeking recovery of unpaid employee severance payments of approximately $1.2 million.

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

RECENT EVENTS
     Southern operates approximately 15 scrap metals facilities in the Gulf Coast region across the states of Louisiana, Mississippi, Alabama and Florida, with its headquarters and largest single processing facility in New Orleans. Due to Hurricane Katrina in August 2005, Southern incurred damage at its facilities and suffered disruptions to its operations in New Orleans and Gulfport, Mississippi. Southern has temporarily relocated its headquarters from New Orleans to Baton Rouge, Louisiana. Southern has not yet been able to restart its New Orleans processing facility due to inadequate power although all of its other facilities are operational. Southern has advised us that it is currently operating at approximately 70% to 80% of capacity.

RESULTS OF OPERATIONS
     After achieving record results in fiscal 2005, our results for the three and six months ended September 30, 2005 were impacted by extreme price volatility in ferrous scrap metals. In the three months ended June 30, 2005, we experienced lower domestic demand for ferrous scrap metals as a result of a buildup in steel mill raw material inventories exacerbated by slower demand for finished steel. In the months of May and June 2005, prices for certain grades of ferrous scrap declined by more than $100 per ton. As a result, ferrous scrap metal prices declined and we experienced lower ferrous scrap metal margins in the three months ended June 30, 2005. Ferrous scrap metal prices rebounded in August and September 2005 and our metal margins improved accordingly. Extreme volatility in ferrous scrap metal prices in calendar 2005 has caused significant fluctuations in our profitability.

     The volatility in ferrous scrap metal prices is evident in data published by the American Metal Market ("AMM"). According to AMM, the average price for #1 Heavy Melting Steel Scrap -- Chicago (which is a common indicator for ferrous scrap) declined from $217 per ton in April 2005 to approximately $125 per ton in June 2005 and then recovered to $241 per ton in September 2005. Ferrous scrap metal prices declined again in October 2005, continuing the extreme volatility experienced throughout calendar 2005.

     Our non-ferrous businesses continued to perform well in the three and six months ended September 30, 2005, primarily due to strong demand from our consumers in the aerospace industry. This also resulted in higher pricing for high-temperature alloys and nickel-based metals and alloys, which resulted in higher sales and material margins.

     Although our results of operations during the three and six months ended September 30, 2005 demonstrated lower profitability from the three and six months ended September 30, 2004, respectively, our objective of turning our inventories rather than speculating on commodity prices allowed us to remain profitable, despite lower ferrous metal prices in fiscal 2006 when compared to fiscal 2005.

     The following table sets forth selected statement of operations and sales volume data for the three and six months ended September 30, 2005 and 2004.

STATEMENT OF OPERATIONS SELECTED ITEMS ($ IN THOUSANDS)

                                      THREE MONTHS ENDED SEPTEMBER 30,       SIX MONTHS ENDED SEPTEMBER 30,
                                     -----------------------------------   -----------------------------------
                                       2005       %       2004       %       2005       %       2004       %
                                       ----       -       ----       -       ----       -       ----       -
SALES BY COMMODITY:
  Ferrous metals                     $243,169    64.3%  $302,873    71.3%  $491,751    64.7%  $565,449    71.4%
  Non-ferrous metals                  112,359    29.7    103,850    24.4    228,473    30.1    192,028    24.2
  Brokerage - ferrous                  16,478     4.4     12,364     2.9     27,488     3.6     23,921     3.0
  Brokerage - non-ferrous               1,278     0.3        357     0.1      3,527     0.5      1,352     0.2
  Other                                 5,017     1.3      5,563     1.3      8,696     1.1      9,433     1.2
                                     --------   -----   --------   -----   --------   -----   --------   -----
Net sales                             378,301   100.0%   425,007   100.0%   759,935   100.0%   792,183   100.0%
Cost of sales (excluding
  depreciation)                       329,048    87.0    350,066    82.4    679,427    89.4    673,845    85.1
General and administrative
  expense                              18,496     4.9     18,314     4.3     38,242     5.0     36,996     4.7
Depreciation and amortization
  expense                               4,363     1.2      4,680     1.1      8,977     1.2      9,209     1.2
Income from joint ventures              1,451     0.4      4,707     1.1      3,502     0.5      7,937     1.0
Interest expense                         (382)    0.1       (921)    0.2       (758)    0.1     (2,234)    0.3
Interest and other income, net            585     0.2         35     0.0      1,057     0.1         74     0.0
Loss on debt extinguishment                 0     0.0          0     0.0          0     0.0     (1,653)    0.2
Provision for income taxes             11,127     2.9     21,715     5.1     14,723     2.0     29,679     3.7
                                     --------   -----   --------   -----   --------   -----   --------   -----
Net income                           $ 16,921     4.5%  $ 34,053     8.0%  $ 22,367     2.9%  $ 46,578     5.8%
                                     ========   =====   ========   =====   ========   =====   ========   =====

     SALES VOLUME BY COMMODITY         2005               2004               2005               2004
          (IN THOUSANDS):              ----               ----               ----               ----
  Ferrous metals (tons)                 1,049              1,106              2,150              2,304
  Non-ferrous metals (lbs.)           111,275            134,471            231,450            252,439
  Brokerage - ferrous (tons)               79                 51                138                 99
  Brokerage - non-ferrous (lbs.)        1,299                408              3,242              1,443

NET SALES
     Consolidated net sales decreased by $46.7 million (11.0%) and $32.2 million (4.1%) to $378.3 million and $760.0 million in the three and six months ended September 30, 2005, respectively, compared to consolidated net sales of $425.0 million and $792.2 million in the three and six months ended September 30, 2004, respectively. The decrease in consolidated net sales was primarily due to lower average ferrous selling prices and lower unit shipments of ferrous and non-ferrous products. During the three months ended September 30, 2005, we shipped two cargos that aggregated to $11 million of sales that will not be recognized until our third quarter.

Ferrous Sales
     Ferrous sales decreased by $59.7 million (19.7%) and $73.6 million (13.0%) to $243.2 million and $491.8 million in the three and six months ended September 30, 2005, respectively, compared to ferrous sales of $302.9 million and $565.4 million in the three and six months ended September 30, 2004, respectively. The decrease in the three months ended September 30, 2005 was due to lower average selling prices which decreased by $42 per ton (15.4%) to $232 per ton, and sales volumes which declined by 57,000 tons (5.2%). The decrease in the six months ended September 30, 2005 was due to lower average selling prices, which decreased by $17 per ton (6.8%) to $229 per ton, and sales volumes which declined by 154,000 tons (6.7%). Lower unit shipments of ferrous products reflected slower inbound activity from suppliers.

     The decrease in selling prices for ferrous scrap is evident in data published by AMM. According to AMM data, the average price for #1 Heavy Melting Steel Scrap -- Chicago was approximately $189 per ton and $182 per ton for the three and six months ended September 30, 2005, respectively, compared to $230 per ton and $213 per ton for the three and six months ended September 30, 2004, respectively.

Non-ferrous Sales
     Non-ferrous sales increased by $8.5 million (8.2%) and $36.5 million (19.0%) to $112.4 million and $228.5 million in the three and six months ended September 30, 2005, respectively, compared to non-ferrous sales of $103.9 million and $192.0 million in the three and six months ended September 30, 2004, respectively. The increase was due to higher average selling prices which were offset in part by a decrease in sales volumes. In the three and six months ended September 30, 2005, the average selling price for non-ferrous products increased by approximately $.24 per pound (31.2%) to $1.01 per pound and $.23 per pound (30.3%) to $0.99 per pound, respectively, while non-ferrous sales volumes decreased by 23 million pounds (17.2%) and 21 million pounds (8.3%), respectively, compared to the three and six months ended September 30, 2004.

     The decrease in non-ferrous sales volumes was primarily due to stainless steel shipments which were shipped, but not delivered to customers by September 30, 2005, resulting in deferral of recognition of these sales to October 2005. Our non-ferrous operations have benefited from rising prices for aluminum, copper and stainless steel (nickel base metal). The increase in non-ferrous prices is evident in data published by the London Metals Exchange ("LME") and COMEX. According to LME data, average prices for nickel were 4.0% and 16.9% higher and average prices for aluminum were 7.0% and 6.8% higher in the three and six months ended September 30, 2005, respectively, compared to the three and six months ended September 30, 2004. According to COMEX data, average prices for copper were 31.8% and 28.6% higher in the three and six months ended September 30, 2005, respectively, compared to the three and six months ended September 30, 2004. We believe non-ferrous prices are strong, in part, due to increases in industrial production and demand from industrializing China.

     Our non-ferrous sales are also impacted by the mix of non-ferrous metals sold. Generally, prices for copper are higher than prices for aluminum and stainless steel. In addition, the amount of high-temperature alloys that we sell and the selling prices for these metals will impact our non-ferrous sales as prices for these metals are generally higher than other non-ferrous metals.

Brokerage Sales
     Brokerage ferrous sales increased by $4.1 million (33.3%) and $3.6 million (15.0%) to $16.5 million and $27.5 million in the three and six months ended September 30, 2005, respectively, compared to brokerage ferrous sales of $12.4 million and $23.9 million in the three and six months ended September 30, 2004, respectively. The increase in brokerage ferrous sales was the result of an increase in brokered ferrous sales volumes. Brokered ferrous sales volume increased by 28,000 tons (54.9%) and 39,000 tons (39.4%) in the three and six months ended September 30, 2005, respectively, compared to the three and six months ended September 30, 2004.

     Brokerage ferrous sales increased despite a $34 per ton (14.0%) and $42 per ton (17.6%) decline in average selling prices for brokered ferrous metals during the three and six months ended September 30, 2005, respectively, compared to the three and six months ended September 30, 2004. The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap metal are generally associated with higher unit prices.

COST OF SALES (EXCLUDING DEPRECIATION)
     Cost of sales was $329.0 million and $679.4 million in the three and six months ended September 30, 2005, respectively, compared to cost of sales of $350.1 million and $673.8 million in the three and six months ended September 30, 2004, respectively. The decrease in the three months ended September 30, 2005 of $21.1 million (6.0%) is primarily due to lower material costs related to ferrous metals, partially offset by higher freight costs. Freight costs were higher in the three months ended September 30, 2005 due to an increase in export activity sold on delivered terms. The increase in cost of sales in the six months ended September 30, 2005 of $5.6 million (0.8%) is primarily due to increased freight and processing costs, partially offset by lower material costs related to ferrous metals. Freight costs were higher due to increases in freight rates resulting from higher fuel costs and increased export activity.

     Cost of sales represented approximately 87% and 89% of sales in the three and six months ended September 30, 2005, respectively, compared to 82% and 85% of sales in the three and six months ended September 30, 2004, respectively. In the three months ended September 30, 2005, the increase was due to ferrous material costs representing a higher percentage of ferrous sales compared to the three months ended September 30, 2004. During the six months ended September 30, 2005, the increase was due to freight costs and processing expenses representing a higher percentage of net sales compared to the six months ended September 30, 2004 and due to our inability to reduce purchase prices for industrial grades of scrap (in May and June 2005) in certain markets that tend to support integrated steel mills.

GENERAL AND ADMINISTRATIVE EXPENSE
     General and administrative expense was $18.5 million and $38.2 million in the three and six months ended September 30, 2005, respectively, compared to general and administrative expense of $18.3 million and $37.0 million in the three and six months ended September 30, 2004, respectively. The increase is mainly due to higher compensation expense partially offset by lower professional fees. The increase in compensation expense was primarily due to higher salaries as a result of an increase in headcount and increased stock-based compensation expense.

     Professional fees were $1.5 million lower in the six months ended September 30, 2005 compared to the six months ended September 30, 2004. In the six months ended September 30, 2004, we incurred legal fees and related costs of $2.1 million as a result of the investigations performed in connection with our voluntary disclosure to the U.S. Department of Justice regarding cash payments made to certain industrial account suppliers (see the section entitled "Legal Proceedings" in Part II of this report).

DEPRECIATION AND AMORTIZATION
     Depreciation and amortization expense was $4.4 million and $9.0 million in the three and six months ended September 30, 2005, respectively, compared to depreciation and amortization expense of $4.7 million and $9.2 million in the three and six months ended September 30, 2004, respectively. Our depreciation expense has decreased as a result of assets that became fully depreciated and our decision to replace older material handling equipment with new equipment financed through operating leases which contain attractive terms when compared to purchasing the equipment.

INCOME FROM JOINT VENTURES
     Income from joint ventures was $1.5 million and $3.5 million in the three and six months ended September 30, 2005, respectively, compared to income from joint ventures of $4.7 million and $7.9 million in the three and six months ended September 30, 2004, respectively. The income from joint ventures primarily represents our 28.5% share of income from Southern and our 50% share of earnings from three other joint ventures.

     The decline in income from joint ventures is primarily attributable to business interruptions at Southern as a result of Hurricane Katrina in August 2005 and relatively weaker demand and prices for ferrous scrap metals in the six months ended September 30, 2005. In the three months ended September 30, 2005, Southern recorded estimates for asset impairments and lease termination costs of approximately $2.8 million in the aggregate (of which 28.5% or $0.8 million is recorded as our share) due to losses arising from Hurricane Katrina. Southern will attempt to recover some or all of these losses from its commercial insurance policies but such collection is not considered probable as of this date. Any such insurance proceeds Southern receives will be reported in income at the time that collection is deemed probable. The decline in income from Southern was mitigated, to some degree, by income from our joint venture in Albany, NY which commenced operations in February 2005 and is performing well.

INTEREST EXPENSE
     Interest expense was $0.4 million and $0.8 million in the three and six months ended September 30, 2005, respectively, compared to interest expense of $0.9 million and $2.2 million in the three and six months ended September 30, 2004, respectively. The decrease in interest expense was a result of lower borrowings. Average debt was approximately $2.4 million in the three and six months ended September 30, 2005 compared to average debt of approximately $47.8 million and $55.3 million in the three and six months ended September 30, 2004, respectively. Our interest expense primarily consists of amortization of deferred financing costs, unused line fees under our Credit Agreement and interest on mortgage loans.

INTEREST AND OTHER INCOME, NET
     Interest income recognized in the three and six months ended September 30, 2005 was $0.2 million and $0.3 million, respectively. As a result of our cash balances and short-term investments, our interest income recognized has increased. In the three and six months ended September 30, 2004, we did not have any cash balances earning interest nor did we have any short-term investments. Other income during the three and six months ended September 30, 2005 consists mainly of insurance reimbursements of $0.3 million and $0.7 million, respectively.

LOSS ON DEBT EXTINGUISHMENT
     During the six months ended September 30, 2004, we recognized a loss on debt extinguishment of $1.7 million associated with the repayment of our previous credit agreement with proceeds from the Credit Agreement. This amount represented a write-off of unamortized deferred financing costs associated with the previous credit agreement.

INCOME TAXES
     In the three and six months ended September 30, 2005, we recognized income tax expense of $11.1 million and $14.7 million, respectively, resulting in an effective tax rate of 39.7%. In the three and six months ended September 30, 2004, our income tax expense was $21.7 million and $29.7 million, respectively, resulting in an effective tax rate of 38.9%. The effective tax rate differs from the federal statutory rate mainly due to state taxes and permanent tax items.

     As of March 31, 2005, we have fully consumed our federal net operating loss ("NOL") carryforwards and most of our state NOL carryforwards. As a result, our cash tax payment obligations are higher in fiscal 2006.

NET INCOME
     Net income was $16.9 million and $22.4 million in the three and six months ended September 30, 2005, respectively, compared to net income of $34.1 million and $46.6 million in the three and six months ended September 30, 2004, respectively. Net income in the three and six months ended September 30, 2005 decreased due to lower ferrous material margins attributable to weaker ferrous metal market conditions, lower unit shipments, and lower income from joint ventures, partially offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES
     Our financial condition remained strong during the six months ended September 30, 2005. At September 30, 2005, our total indebtedness was $2.5 million (primarily a single property real estate mortgage). We had no borrowings outstanding on our Credit Agreement and had cash, cash equivalents and short-term investments of $43.6 million at September 30, 2005. Our primary source of working capital is collections from customers supplemented by financing under our Credit Agreement.

Cash Flows
     Net cash provided by operating activities was $2.5 million in the six months ended September 30, 2005 compared to $36.4 million in the six months ended September 30, 2004. The decrease was primarily due to lower net income and increased working capital. In the six months ended September 30, 2005, $34.3 million of cash was used for working capital. The working capital increase was mainly due to higher inventories ($23.7 million) and lower accrued expenses ($9.7 million), offset, in part, by lower accounts receivable ($10.3 million). Inventories increased due to higher levels of both ferrous and non-ferrous inventory on hand at September 30, 2005 as compared to March 31, 2005. Other accrued expenses decreased as a result of the payment of $16.6 million of incentive compensation for employees that was accrued for at March 31, 2005. Accounts receivable decreased due to lower sales in September 2005 as compared to March 2005.

     Net cash used in investing activities was $17.8 million in the six months ended September 30, 2005 compared to $3.8 million in the six months ended September 30, 2004. The increase was due to higher capital expenditures and the net purchase of $5.0 million of short-term investments. Our capital expenditures in the current fiscal year are higher due to investments we are making in our operations to either upgrade or purchase scrap metal processing equipment.

     Net cash provided by financing activities was $1.1 million in the six months ended September 30, 2005 compared to net cash used in financing activities of $32.0 million in the six months ended September 30, 2004. We paid cash dividends of $3.8 million during the period.

Indebtedness
     The Credit Agreement is a revolving credit and letter of credit facility that is available to support our working capital requirements and for general corporate purposes. Borrowing costs are based on variable rates tied to the prime rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. The margin is based on our leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters. Based on our current leverage ratio, our LIBOR and prime rate margins are 125 basis points and 0 basis points, respectively.

     Borrowings under the Credit Agreement are generally subject to borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable plus the lesser of $65 million or 70% of eligible inventory. Inventories cannot represent more than 40% of the total borrowing base. A security interest in substantially all of our assets and properties, other than equipment, fixtures and real property, unless and until the average excess availability for any two consecutive months is less than $10 million, has been granted to the agent for the lenders as collateral against our obligations under the Credit Agreement. Pursuant to the Credit Agreement, we pay a fee on the undrawn portion of the facility that is determined by the leverage ratio. As of September 30, 2005, that fee was .25% per annum.

     Under the Credit Agreement, we are required to satisfy specified financial covenants, including a maximum leverage ratio of 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 1.50 to 1.00 and a minimum tangible net worth of not less than the sum of $110 million plus 25% of consolidated net income earned in each fiscal quarter. The leverage ratio and consolidated fixed charge coverage ratio are tested for the twelve-month period ending each fiscal quarter. The Credit Agreement also limits capital expenditures to $20 million for the twelve-month period ending each fiscal quarter. An amendment to our Credit Agreement permits capital expenditures of up to $40 million in fiscal 2006. The Credit Agreement contains restrictions which, among other things, limit our ability to (i) incur additional indebtedness; (ii) pay dividends under certain conditions; (iii) enter into transactions with affiliates; (iv) enter into certain asset sales; (v) engage in certain acquisitions, investments, mergers and consolidations; (vi) prepay certain other indebtedness; (vii) create liens and encumbrances on our assets; and (viii) engage in other matters customarily restricted in such agreements. As of September 30, 2005, we were in compliance with all financial covenants contained in the Credit Agreement. As of October 19, 2005, we had no outstanding borrowings under the Credit Agreement, and had undrawn availability of approximately $180.7 million.

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

     Capital expenditures were $14.3 million in the six months ended September 30, 2005. Capital expenditures are expected to be approximately $17 million to $25 million for the remainder of fiscal 2006. On October 21, 2005, we purchased the land which we leased in Phoenix, Arizona for $1.4 million. Our remaining major capital expenditures in fiscal 2006 will include, among other projects, the rebuild of our shredder in Newark, upgrades to equipment and technology deployed in our Aerospace operations and installations of induction separation systems at five shredding facilities.

     In addition, due to favorable financing terms made available by equipment manufacturing vendors, we have entered into operating leases for new equipment. Since April 2002, we have entered into 79 operating leases for equipment which would have cost approximately $23.3 million to purchase. These operating leases are attractive to us since the implied interest rates are lower than interest rates under our Credit Agreement. We expect to selectively use operating leases for new material handling equipment or trucks required by our operations.

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

     The following table sets forth our known contractual obligations as of September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                                LESS THAN      ONE TO       THREE TO
                                     TOTAL       ONE YEAR    THREE YEARS   FIVE YEARS   THEREAFTER
Long-term debt and capital leases  $    2,789   $      504   $      953    $    1,332   $        0
Operating leases                       62,653       11,808       19,683        12,702       18,460
Other contractual obligations*          4,111        3,711            0           400            0
                                   ----------   ----------   ----------    ----------   ----------
Total contractual cash
  obligations                      $   69,553   $   16,023   $   20,636    $   14,434   $   18,460
                                   ==========   ==========   ==========    ==========   ==========

    * Includes $1.2 million of employee termination benefits scheduled for payment in July 2005 for which we are contesting the payments (see "Legal Proceedings" under Part II, Item 1 of this report).

Other Commitments
     We are required to make contributions to our defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). However, due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount of pension plan asset returns, we are not able to reasonably estimate the amount of future required contributions beyond fiscal 2006. Our minimum required pension contributions for fiscal 2006 are approximately $0.9 million, of which we paid $0.5 million in the six months ended September 30, 2005.

     At September 30, 2005, we recorded $4.0 million of construction in progress and an offsetting liability relating to the construction of a crane which we committed to lease upon completion. We expect the crane to be delivered in January 2006. We are considered the owner of the crane during its construction.

     We exercised a purchase option for land which we leased in Phoenix, Arizona. The purchase price of the land is $1.4 million and was recorded as a purchase commitment as of September 30, 2005. We closed on the land purchase on October 21, 2005.

     We also enter into letters of credit in the ordinary course of operating and financing activities. As of October 19, 2005, we had outstanding letters of credit of $7.0 million, much of which is securing insurance policies.

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

Short-term Investments
     All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We determine the appropriate classification at the time of purchase. At September 30, 2005, we had short-term investments of approximately $5.0 million, which mainly consisted of investments in auction rate securities which are classified as available-for-sale. Auction rate securities consist of tax-free bonds issued by municipalities which mainly carry AAA ratings. Investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates which reset every 7 to 30 days. As a result, these securities are classified as current assets. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these investments was recorded as interest income.

Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $2.0 million and $2.7 million at September 30, 2005 and March 31, 2005, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions.

Inventory
     Our inventories primarily consist of ferrous and non-ferrous scrap metals and are valued at the lower of average purchased cost or market. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. As indicated in our Annual Report under the section entitled "Risk Factors -- Prices of commodities we own may be volatile and markets are competitive," we are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to rapidly turn our inventories.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and SFAS No. 3." This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires, unless impracticable, retrospective application for reporting a change in accounting principle, unless the newly adopted accounting principle specifies otherwise, and reporting of a correction of an error. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to materially impact our consolidated financial statements.

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

     As described in Item 1, Note 1 on page 5 of our Form 10-Q/A for the three months ended June 30, 2005, the Company restated its previously issued statement of cash flows for the three months ended June 30, 2005 to correct the classification of a single tax distribution received from a joint venture. The restatement did not affect the net change in cash for the three months ended June 30, 2005 and had no impact on the Company's consolidated balance sheet at June 30, 2005, the consolidated statement of operations for the three months ended June 30, 2005, or the consolidated statement of stockholders' equity for the three months ended June 30, 2005. Moreover, the correction only impacted the statement of cash flows for the three months ended June 30, 2005 and did not impact any period prior to June 30, 2005. The evaluation of our disclosure controls and procedures by our CEO and CFO included consideration of the restatement.

     Based on this evaluation and because of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, to enable us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period. Notwithstanding this material weakness, our management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting.
     There have been no changes in our internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described below.

     A material weakness is a control deficiency or a combination of control deficiencies that result in a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of September 30, 2005, the Company did not maintain effective controls over the preparation and review of its consolidated statement of cash flows. Specifically, the Company failed to report a cash distribution of earnings from a joint venture in the cash flow category required by generally accepted accounting principles in its consolidated statement of cash flows for the three months ended June 30, 2005. This control deficiency resulted in the restatement of our interim consolidated financial statements for the three months ended June 30, 2005. Additionally, this control deficiency could result in a misstatement to investing and operating cash flows in the financial statements that would result in a material misstatement in the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency represents a material weakness in internal control over financial reporting as of September 30, 2005.

     Subsequent to June 30, 2005, management has taken steps to remediate the material weakness described above. These steps include a thorough review, on a quarterly basis, of all joint venture activities including the Company's allocated share of income, cash advances and cash distributions and an additional review, on a quarterly basis, of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows, in accordance with Statement of Financial Accounting Standards, No. 95, "Statement of Cash Flows." Management believes the additional control procedures designed, when implemented, will fully remediate this material weakness.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 1, 1998, Metal Management Connecticut, Inc. ("MTLM-Connecticut"), a subsidiary of the Company, acquired the scrap metal recycling assets of Joseph
A. Schiavone Corp. (formerly known as Michael Schiavone & Sons, Inc.). The acquired assets include real property in North Haven, Connecticut upon which MTLM-Connecticut's scrap metal recycling operations are currently performed (the "North Haven Facility"). The owner of Joseph A. Schiavone Corp. was Michael Schiavone ("Schiavone"). On March 31, 2003, the Connecticut Department of Environmental Protection ("CTDEP") filed suit against Joseph A. Schiavone Corp., Schiavone, and MTLM-Connecticut in the Superior Court of the State of Connecticut -- Judicial District of Hartford. The suit alleges, among other things, that the North Haven Facility discharged and continues to discharge contaminants, including oily material, into the environment and has failed to comply with the terms of certain permits and other filing requirements. The suit seeks injunctions to restrict MTLM-Connecticut from maintaining discharges and to require MTLM-Connecticut to remediate the facility. The suit also seeks civil penalties from all of the defendants in accordance with Connecticut environmental statutes. At this stage, the Company is not able to predict MTLM-Connecticut's potential liability in connection with this action or any required investigation and/or remediation. The Company believes that MTLM-Connecticut has meritorious defenses to certain of the claims asserted in the suit and MTLM-Connecticut intends to vigorously defend itself against the claims. In addition, the Company believes it is entitled to indemnification from Joseph A. Schiavone Corp. and Schiavone for some or all of the obligations and liabilities that may be imposed on MTLM-Connecticut in connection with this matter under the various agreements governing its purchase of the North Haven Facility from Joseph A. Schiavone Corp. The Company cannot provide assurances that Joseph A. Schiavone Corp. or Schiavone will have sufficient resources to fund any or all indemnifiable claims that the Company may assert.

     In a letter dated July 13, 2005, MTLM-Connecticut and the Company received notification from Schiavone of his demand seeking indemnification (including the advance of all costs, charges and expenses incurred by Schiavone in connection with his defense) from MTLM-Connecticut and the Company to those claims made against Schiavone in the action brought by CTDEP. Schiavone's demand refers to his employment agreement and to the certificate of incorporation of MTLM-Connecticut, which provide for indemnification against claims by reason of his being or having been a director, officer, employee, or agent of MTLM-Connecticut, or serving or having served at the request of MTLM-Connecticut as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise to the fullest extent permitted by applicable law.

     The Company has engaged in settlement discussions with Joseph A. Schiavone Corp., Schiavone and CTDEP regarding the possible characterization of the North Haven Facility, and the subsequent remediation thereof should contamination be present at concentrations that require remedial action. The Company is currently working with an independent environmental consultant to develop an acceptable characterization plan. The Company cannot provide assurances that it will be able to reach an acceptable settlement of this matter with the other parties.

     On September 22, 2005 and September 23, 2005, CTDEP's Bureau of Water Management and Bureau of Waste Management each issued a Notice of Violation ("NOV") to Metal Management Aerospace, Inc. ("MTLM-Aerospace"), a subsidiary of the Company, for alleged violations at MTLM-Aerospace's facility, including, among other things (1) operation of a solid waste facility without the approval of CTDEP; (2) failure to comply with certain environmental regulations regarding the handling of used oil, the performance of certain hazardous waste determinations, the disposal of PCBs and the discharge of oils and coolants; (3) failure to comply with certain discharge reporting obligations; (4) creation of certain potential environmental hazards; (5) inadequacy or improper maintenance of certain pollution management devices, including erosion and sediment controls and release detection for an underground diesel storage tank; and (6) failure to comply with a pollution prevention plan.

     On October 21, 2005, MTLM-Aerospace submitted substantive responses to CTDEP regarding the NOVs. At this time, the Company is unable to determine MTLM-Aerospace's potential liability in connection with these NOVs. The Company believes that MTLM-Aerospace has meritorious defenses to certain of the allegations outlined in the NOVs. In addition, although the Company believes that by virtue of certain consent orders, Connecticut Transfer Act obligations, and lease/transactional documents executed by the lessor and former owner, certain environmental liabilities noted in the NOVs will be the responsibility of the lessor and former owner, there can be no assurance that the lessor and former owner will have sufficient resources to fund any or all of such liabilities.

     On August 22, 2005, the Occupational Safety and Health Administration ("OSHA") requested that MTLM-Aerospace conduct an internal investigation of a recent accident. MTLM-Aerospace responded to this request in a timely manner. At this time, OSHA has not taken any action with respect to this accident. Further investigations of MTLM-Aerospace by OSHA of a more comprehensive nature have been undertaken and are ongoing. At this preliminary stage, the Company cannot predict the likelihood of any citations or the extent of any penalties.

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

     On July 15, 2005, the Company and its subsidiary Metal Management Midwest, Inc. ("MTLM-Midwest") filed a complaint (the "Complaint") against former officers and directors, Albert A. Cozzi, Frank J. Cozzi, and Gregory P. Cozzi (collectively, the "Defendants") in the Circuit Court of Cook County Illinois, County Department, Chancery Division. The Complaint seeks damages from Frank J. Cozzi and Gregory P. Cozzi for their actions in designing, implementing, and maintaining cash payment practices in MTLM-Midwest's accounts payable that violated Company policy and potentially federal law. The Complaint also alleges that the Defendants breached the non-competition and non-solicitation provisions of their respective separation and release agreements by seeking to engage in business activities and seeking to solicit suppliers, customers and service providers in competition with the Company's business. The Complaint seeks, among other things, monetary compensation for the Company's actual losses and damages, and an injunction restraining and enjoining the Defendants from breaching their respective separation and release agreements. On October 21, 2005, Defendants moved to dismiss the Complaint or in the alternative to compel arbitration and stay the judicial proceedings. Defendants also filed a counterclaim seeking recovery of unpaid employee severance payments of approximately $1.2 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on September 13, 2005 in New York, New York. At the meeting, our stockholders elected five members to our board of directors pursuant to the following votes:

                                                VOTES IN       VOTES
NAME                                             FAVOR        WITHHELD
Daniel W. Dienst                               22,149,693     650,978
John T. DiLacqua                               22,487,695     312,976
Robert Lewon                                   22,580,018     220,653
Kevin P. McGuinness                            22,578,721     221,950
Gerald E. Morris                               22,485,446     315,225

     In addition to electing directors, our stockholders approved the proposal for the adoption of the Metal Management, Inc. Employee Stock Purchase Plan by the vote of 17,160,439 in favor, 248,323 against, 34,497 abstentions and 5,357,412 broker non-votes. Stockholders also approved the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2006 by the vote of 22,662,758 in favor, 123,668 against and 14,245 abstentions.

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

                                               Date: November 2, 2005

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

10.1 Amendment to Employment Agreement, dated August 10, 2005, between Robert C. Larry and the Company.

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