Form 10-Q
period 2005-12-31
METAL MANAGEMENT INC
filed 2006-02-02
CIK 795665

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ________ TO________

                         COMMISSION FILE NUMBER 0-14836

                          ---------------------------

                             METAL MANAGEMENT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                          ---------------------------

                   DELAWARE                                      94-2835068
         (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)

325 N. LASALLE STREET, SUITE 550, CHICAGO, IL                      60610
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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ___        Accelerated filer  X         Non-accelerated
                                   filer ___

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

     As of January 18, 2006, the registrant had 25,657,614 shares of common stock outstanding.

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Operations -- three and nine
             months
             ended December 31, 2005 and 2004 (unaudited)                  1

           Consolidated Balance Sheets -- December 31, 2005 and
             March 31, 2005 (unaudited)                                    2

           Consolidated Statements of Cash Flows -- nine months ended
             December 31, 2005 and 2004 (unaudited)                        3

           Consolidated Statement of Stockholders' Equity -- nine
             months
             ended December 31, 2005 (unaudited)                           4

           Notes to Consolidated Financial Statements (unaudited)          5

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    16

Item 3.    Quantitative and Qualitative Disclosures about Market Risk     26

Item 4.    Controls and Procedures                                        26

PART       OTHER INFORMATION
  II:

Item 1.    Legal Proceedings                                              28

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds    29

Item 6.    Exhibits                                                       30

Signatures                                                                31

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                           2005           2004           2005           2004
                                       ------------   ------------   ------------   ------------
NET SALES                               $  395,090     $  447,553    $ 1,155,025    $  1,239,736

OPERATING EXPENSES:
  Cost of sales (excluding
     depreciation)                         345,984        377,211      1,025,411       1,051,056
  General and administrative                20,469         19,955         58,711          56,951
  Depreciation and amortization              4,891          4,687         13,868          13,896
  Asset impairment charge                      995              0            995               0
                                        ----------     ----------    ------------   ------------
OPERATING INCOME                            22,751         45,700         56,040         117,833

Income from joint ventures                   2,964          3,911          6,466          11,848
Interest expense                              (418)          (649)        (1,176)         (2,883)
Interest and other income (expense),
  net                                          376            (47)         1,433              27
Loss on debt extinguishment                      0              0              0          (1,653)
                                        ----------     ----------    ------------   ------------

Income before income taxes                  25,673         48,915         62,763         125,172
Provision for income taxes                  10,327         19,433         25,050          49,112
                                        ----------     ----------    ------------   ------------
NET INCOME                              $   15,346     $   29,482    $    37,713    $     76,060
                                        ==========     ==========    ============   ============

EARNINGS PER SHARE:
  Basic                                 $     0.63     $     1.26    $      1.54    $       3.29
                                        ==========     ==========    ============   ============
  Diluted                               $     0.60     $     1.19    $      1.48    $       3.11
                                        ==========     ==========    ============   ============

CASH DIVIDENDS DECLARED PER SHARE       $    0.075     $    0.075    $     0.225    $      0.075
                                        ==========     ==========    ============   ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
  Basic                                     24,556         23,329         24,429          23,088
                                        ==========     ==========    ============   ============
  Diluted                                   25,733         24,833         25,533          24,437
                                        ==========     ==========    ============   ============

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                              DECEMBER 31,   MARCH 31,
                                                                  2005          2005
                                                              ------------   ----------
                           ASSETS
Current assets:
  Cash and cash equivalents                                    $   44,319    $   52,821
  Short-term investments                                           30,335             0
  Accounts receivable, net                                        133,175       153,056
  Inventories                                                     111,516        96,345
  Deferred income taxes                                             5,135         5,103
  Prepaid expenses and other assets                                 8,838         4,193
                                                               ----------    ----------
     TOTAL CURRENT ASSETS                                         333,318       311,518

Property and equipment, net                                       121,951       111,253
Goodwill and other intangibles, net                                 2,674         2,591
Deferred income taxes, net                                          8,725        10,996
Investments in joint ventures                                      40,431        39,782
Other assets                                                        2,367         2,642
                                                               ----------    ----------
                                TOTAL ASSETS                   $  509,466    $  478,782
                                                               ==========    ==========


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                            $      376    $      367
  Accounts payable                                                110,666       122,666
  Income taxes payable                                              5,746         3,601
  Other accrued liabilities                                        29,757        31,686
                                                               ----------    ----------
     TOTAL CURRENT LIABILITIES                                    146,545       158,320

Long-term debt, less current portion                                1,951         2,164
Other liabilities                                                   4,832         5,682
                                                               ----------    ----------
     TOTAL LONG-TERM LIABILITIES                                    6,783         7,846

Stockholders' equity:
  Preferred stock                                                       0             0
  Common stock                                                        257           249
  Warrants                                                            233           395
  Additional paid-in capital                                      177,929       167,649
  Deferred compensation                                            (6,777)       (8,154)
  Accumulated other comprehensive loss                             (1,913)       (1,913)
  Retained earnings                                               186,409       154,390
                                                               ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                                   356,138       312,616
                                                               ----------    ----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  509,466    $  478,782
                                                               ==========    ==========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                   NINE MONTHS ENDED
                                                              ----------------------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2005           2004
                                                              ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $    37,713    $      76,060
Adjustments to reconcile net income to cash flows from
  operating activities:
     Depreciation and amortization                                 13,868           13,896
     Deferred income taxes                                          2,350           29,003
     Income from joint ventures                                    (6,259)         (11,848)
     Distributions of earnings from joint ventures                  4,360                0
     Stock-based compensation expense                               5,545            3,299
     Asset impairment charge                                          995                0
     Amortization of debt issuance costs                              476              574
     Loss on debt extinguishment                                        0            1,653
     Tax benefit on exercise of stock options and warrants            170            4,732
     Other                                                          1,150            1,896
Changes in assets and liabilities:
     Accounts and other receivables                                19,502          (29,898)
     Inventories                                                  (15,171)         (56,415)
     Accounts payable                                             (15,525)           2,052
     Income taxes                                                     380            3,856
     Other accrued liabilities                                     (6,140)           3,371
     Other                                                         (4,392)          (4,667)
                                                              -----------    -------------
Net cash provided by operating activities                          39,022           37,564
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                             (22,065)          (9,295)
  Proceeds from sale of property and equipment                        798            1,232
  Purchases of short-term investments                            (116,620)               0
  Sales of short-term investments                                  86,285                0
  Distributions of capital from joint ventures                      1,250                0
  Other                                                                 0               30
                                                              -----------    -------------
Net cash used in investing activities                             (50,352)          (8,033)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of long-term debt                                     427,809        1,243,459
  Repayments of long-term debt                                   (428,013)      (1,272,533)
  Proceeds from exercise of stock options and warrants              5,678            3,068
  Cash dividends paid to stockholders                              (5,694)          (1,808)
  Other                                                             3,048           (1,470)
                                                              -----------    -------------
Net cash provided by (used in) financing activities                 2,828          (29,284)
                                                              -----------    -------------
Net increase (decrease) in cash and cash equivalents               (8,502)             247
Cash and cash equivalents at beginning of period                   52,821            1,155
                                                              -----------    -------------
Cash and cash equivalents at end of period                    $    44,319    $       1,402
                                                              ===========    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid                                            $       690    $       2,370
                                                              ===========    =============
Cash income taxes paid                                        $    22,523    $      11,520
                                                              ===========    =============

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)

                                                                                         ACCUMULATED
                                                            ADDITIONAL     DEFERRED         OTHER
                                COMMON STOCK                 PAID-IN     STOCK-BASED    COMPREHENSIVE    RETAINED
                              SHARES   AMOUNT    WARRANTS    CAPITAL     COMPENSATION       LOSS         EARNINGS        TOTAL
BALANCE AT MARCH 31, 2005     24,878   $  249    $   395    $ 167,649     $   (8,154)    $   (1,913)    $   154,390   $   312,616

Net income                        0         0          0            0              0              0          37,713        37,713
                                                                                                                      -----------
Total comprehensive income                                                                                                 37,713

Issuance of restricted stock
  (net of cancellations)        203         2          0        4,166         (4,168)             0               0             0

Exercise of stock options
  and
  warrants and related tax
  benefits                      572         6       (162)       6,004              0              0               0         5,848

Cash dividends paid to
  stockholders                    0         0          0            0              0              0          (5,694)       (5,694)

Other                             0         0          0          110              0              0               0           110

Stock-based compensation
  expense                         0         0          0            0          5,545              0               0         5,545
                              ------   -------   --------   ----------    ----------     ----------     -----------   -----------
BALANCE AT DECEMBER 31, 2005  25,653   $  257    $   233    $ 177,929     $   (6,777)    $   (1,913)    $   186,409   $   356,138
                              ======   =======   ========   ==========    ==========     ==========     ===========   ===========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

Organization and Business
     Metal Management, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") are principally engaged in the business of collecting and processing ferrous and non-ferrous scrap metals. The Company collects industrial scrap metal and obsolete scrap metal, processes it into reusable forms, and supplies the recycled metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through the Company's recycling facilities located in 15 states. The Company's ferrous products primarily include shredded, sheared, cold briquetted and bundled scrap metal, and other purchased scrap metal, such as turnings, cast and broken furnace iron. The Company also processes non-ferrous metals, including aluminum, stainless steel and other nickel-bearing metals, copper, brass, titanium and high-temperature alloys, using similar techniques and through application of certain of the Company's proprietary technologies.

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

     Revenues by product category were as follows (in thousands):

                            THREE MONTHS ENDED             NINE MONTHS ENDED
                        ---------------------------   ---------------------------
                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                            2005           2004           2005           2004
                        ------------   ------------   ------------   ------------
Ferrous metals           $  255,731     $  335,847    $   747,482    $    901,296
Non-ferrous metals          116,177         92,790        344,650         284,818
Brokerage -- ferrous         15,437         13,804         42,925          37,725
Brokerage -- non-ferrous       1,513           428          5,040           1,780
Other                         6,232          4,684         14,928          14,117
                         ----------     ----------    ------------   ------------
          Net sales      $  395,090     $  447,553    $ 1,155,025    $  1,239,736
                         ==========     ==========    ============   ============

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

NOTE 2 -- EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants and from unvested restricted stock. The following is a reconciliation of the numerators and denominators used in computing EPS (in thousands, except for per share amounts):

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                        ---------------------------   ---------------------------
                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                            2005           2004           2005           2004
                                        ------------   ------------   ------------   ------------
NUMERATOR:
Net income                               $  15,346      $  29,482      $  37,713      $  76,060
                                         =========      =========      =========      =========
DENOMINATOR:
Weighted average common shares
  outstanding, basic                        24,556         23,329         24,429         23,088
Incremental common shares attributable
  to dilutive stock options and
  warrants                                     786          1,275            806          1,210
Incremental common shares attributable
  to unvested restricted stock                 391            229            298            139
                                         ---------      ---------      ---------      ---------
Weighted average common shares
  outstanding, diluted                      25,733         24,833         25,533         24,437
                                         =========      =========      =========      =========
Basic income per share                   $    0.63      $    1.26      $    1.54      $    3.29
                                         =========      =========      =========      =========
Diluted income per share                 $    0.60      $    1.19      $    1.48      $    3.11
                                         =========      =========      =========      =========

     For the three and nine months ended December 31, 2005, options and warrants to purchase 305,000 and 345,000 weighted average shares of common stock, respectively, were excluded from the diluted EPS calculation. For the three and nine months ended December 31, 2004, options and warrants to purchase 305,000 and 399,699 weighted average shares of common stock, respectively, were excluded from the diluted EPS calculation. These shares were excluded from the diluted EPS calculation as the option and warrant exercise prices were greater than the average market price of the Company's common stock for the respective periods referenced above, and therefore their inclusion would have been anti-dilutive.

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

     The following table illustrates the pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation (in thousands, except for earnings per share):

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                       ---------------------------   ---------------------------
                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                           2005           2004           2005           2004
                                       ------------   ------------   ------------   ------------
Net income, as reported                $    15,346    $    29,482    $    37,713    $    76,060
  Add: Stock-based employee
     compensation expense included
     in reported net income, net of
     related tax effects                     1,305            680          3,332          2,006
  Deduct: Total stock-based
     compensation
     expense determined under the
     fair
     value method for all awards, net
     of
     related tax effects                    (1,547)        (1,094)        (4,002)        (3,210)
                                       -----------    -----------    -----------    -----------
PRO FORMA NET INCOME                   $    15,104    $    29,068    $    37,043    $    74,856
                                       ===========    ===========    ===========    ===========
Earnings per share:
     Basic -- as reported              $      0.63    $      1.26    $      1.54    $      3.29
                                       ===========    ===========    ===========    ===========
     Basic -- pro forma                $      0.62    $      1.25    $      1.52    $      3.24
                                       ===========    ===========    ===========    ===========
     Diluted -- as reported            $      0.60    $      1.19    $      1.48    $      3.11
                                       ===========    ===========    ===========    ===========
     Diluted -- pro forma              $      0.59    $      1.17    $      1.45    $      3.06
                                       ===========    ===========    ===========    ===========

Restricted Stock
     Restricted stock grants consist of shares of the Company's common stock which are awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. In the three months ended December 31, 2005, the Company granted 25,000 shares of restricted stock, with a per share weighted average fair value of $24.20. There were no restricted stock grants made in the three months ended December 31, 2004. In the nine months ended December 31, 2005 and 2004, the Company granted 220,081 shares and 19,500 shares of restricted stock, with a per share weighted average fair value of $19.77 and $17.69, respectively. The Company recorded stock-based compensation expense related to restricted stock of approximately $2.2 million and $1.1 million in the three months ended December 31, 2005 and 2004, respectively, and $5.5 million and $3.3 million in the nine months ended December 31, 2005 and 2004, respectively.

     Summarized information for restricted stock issued by the Company is as follows:

                                                               SHARES
                                                              ---------
Restricted stock outstanding at March 31, 2005                  569,258
Granted                                                         220,081
Vested                                                           (4,500)
Cancelled                                                       (17,552)
                                                              ---------
Restricted stock outstanding at December 31, 2005               767,287
                                                              =========

Employee Stock Purchase Plan
     On October 1, 2005, the Metal Management, Inc. Employee Stock Purchase Plan (the "ESPP") became effective and 1.0 million shares of the Company's common stock were reserved for issuance. Eligible employees may purchase a limited number of shares of the Company's common stock at a discount of 15% of the lesser of the fair market value of the Company's common stock at the beginning of an offering period or the end of an offering period. The ESPP has four quarterly offering periods per year.

NOTE 4 -- OTHER BALANCE SHEET INFORMATION

Short-term Investments
     All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. At December 31, 2005, the Company had short-term investments of approximately $30.3 million, which mainly consisted of investments in auction rate securities which are classified as available-for-sale. Auction rate securities consist of tax-free bonds issued by municipalities which mainly carry AAA ratings. Investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates which reset every 7 to 30 days. As a result, these securities are classified as current assets. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its short-term investments. All income generated from these investments was recorded as other income.

Inventories
     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following at (in thousands):

                                            DECEMBER 31,      MARCH 31,
                                                2005             2005
                                           ---------------   ------------
Ferrous metals                               $    59,639      $   58,215
Non-ferrous metals                                51,698          37,888
Other                                                179             242
                                             -----------      ----------
                                             $   111,516      $   96,345
                                             ===========      ==========

Property and Equipment
     Property and equipment consists of the following at (in thousands):

                                            DECEMBER 31,      MARCH 31,
                                                2005             2005
                                           ---------------   ------------
Land and improvements                        $    32,241     $    30,704
Buildings and improvements                        24,673          22,069
Operating machinery and equipment                112,146          98,978
Automobiles and trucks                            11,135          10,687
Computer equipment and software                    1,930           1,995
Furniture, fixtures and office equipment             783             790
Construction in progress                           9,242           6,709
                                             -----------     -----------
                                                 192,150         171,932
Less -- accumulated depreciation                 (70,199)        (60,679)
                                             -----------     -----------
                                             $   121,951     $   111,253
                                             ===========     ===========

     At December 31, 2005, the Company recorded $4 million of construction in progress and an offsetting liability in other accrued liabilities relating to the construction of a stevedoring crane to be leased by the Company upon completion. The Company expects the stevedoring crane to be delivered in April 2006. The Company is considered the owner of the stevedoring crane during its construction and must record the amount paid to-date by the lessor for the construction as an asset and liability.

     In the three months ended December 31, 2005, the Company completed a strategy designed to improve the profitability of its Chicago-area scrap yards. As a part of that strategy, a decision was made to consolidate processing activities at the Chicago-area scrap yards. In the three months ended December 31, 2005, the Company idled a shredder and a baler. The baler was sold to a third party at approximately its net book value. The shredder is categorized as held and used and its carrying value was written down to its estimated fair value resulting in a $1.0 million asset impairment charge.

Other Accrued Liabilities
     Other accrued liabilities consist of the following at (in thousands):

                                          DECEMBER 31,    MARCH 31,
                                              2005          2005
                                          ------------   -----------
Accrued employee compensation and
  benefits                                 $  16,519      $  21,731
Accrued insurance                              5,063          4,324
Accrued real and personal property taxes       1,672          2,237
Accrued equipment purchase commitment          4,000              0
Other                                          2,503          3,394
                                           ---------      ---------
                                           $  29,757      $  31,686
                                           =========      =========

Accrued Severance and Other Charges
     During the year ended March 31, 2004, the Company implemented a management realignment that resulted in the recognition of $6.2 million of charges consisting mainly of employee severance payments. As of December 31, 2005, approximately $1.2 million is remaining to be paid, which is reflected in other accrued liabilities. These payments were to be made in July 2005, however, the Company is contesting these payments (see Note 8 -- Commitments and Contingencies).

Income Taxes
     In November 2005, the Internal Revenue Service ("IRS") commenced an examination of the Company's federal income tax return for fiscal 2004. At this preliminary stage of the examination, no matters have been brought to the Company's attention by the IRS, nor is the Company aware of any tax matters, which would have a material adverse effect on its consolidated balance sheet, results of operations or cash flows.

NOTE 5 -- GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consist of the following at (in thousands):

                                             DECEMBER 31, 2005            MARCH 31, 2005
                                         -------------------------   -------------------------
                                           GROSS                       GROSS
                                          CARRYING    ACCUMULATED     CARRYING    ACCUMULATED
                                           AMOUNT     AMORTIZATION     AMOUNT     AMORTIZATION
                                           ------     ------------     ------     ------------
   Other intangibles:
       Customer lists                    $    1,280    $    (277)    $    1,280    $    (213)
       Non-compete agreement                    290         (197)           290         (144)
       Pension intangible                        98            0             98            0
   Goodwill                                   1,480            0          1,280            0
                                         ----------    ---------     ----------    ---------
     Goodwill and other intangibles,
       net                               $    3,148    $    (474)    $    2,948    $    (357)
                                         ==========    =========     ==========    =========

     The increase in goodwill in the nine months ended December 31, 2005 was due to contingent consideration paid in connection with an acquisition.

     Total amortization expense for other intangibles in the three and nine months ended December 31, 2005 was $39,000 and $117,000, respectively. Based on the other intangible assets recorded as of December 31, 2005, annual amortization expense for other intangible assets will be approximately $0.1 million for each of the fiscal years 2007 through 2011.

NOTE 6 -- LONG-TERM DEBT

     Long-term debt consists of the following at (in thousands):

                                                         DECEMBER 31,    MARCH 31,
                                                             2005           2005
                                                         ------------   ------------
Mortgage loan (interest rate of 5.50%) due January 2009   $    1,967     $    2,193
Other debt (including capital leases)                            360            338
                                                          ----------     ----------
                                                               2,327          2,531
Less -- current portion of long-term debt                       (376)          (367)
                                                          ----------     ----------
                                                          $    1,951     $    2,164
                                                          ==========     ==========

Credit Agreement
     In June 2004, the Company entered into a $200 million secured four-year revolving credit and letter of credit facility, as amended, with a maturity date of June 28, 2008 (the "Credit Agreement"). As of December 31, 2005, the Company had no outstanding borrowings under its Credit Agreement. Interest rates under the Credit Agreement are based on variable rates tied to the prime rate plus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. The margin is based on the Company's leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters. Based on the Company's current leverage ratio, LIBOR and prime rate margins are 125 basis points and 0 basis points, respectively.

     Borrowings under the Credit Agreement are generally subject to borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable plus the lesser of $65 million or 70% of eligible inventory. Inventories cannot represent more than 40% of the total borrowing base. A security interest in substantially all of the Company's assets and properties, other than equipment, fixtures and real property, unless and until the average excess availability for any two consecutive months is less than $10 million, has been granted to the agent for the lenders as collateral against the Company's obligations under the Credit Agreement. Pursuant to the Credit Agreement, the Company pays a fee on the undrawn portion of the facility that is determined by the leverage ratio. As of December 31, 2005, that fee was 0.25% per annum.

     Under the Credit Agreement, the Company is required to satisfy specified financial covenants, including a maximum leverage ratio of 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 1.50 to 1.00 and a minimum tangible net worth of not less than the sum of $110 million plus 25% of consolidated net income earned in each fiscal quarter. The leverage ratio and consolidated fixed charge coverage ratio are tested for the twelve-month period ending each fiscal quarter. The Credit Agreement also limits capital expenditures to $20 million for the twelve-month period ending each fiscal quarter. As a result of an amendment to the Credit Agreement, the Company's limit on capital expenditures was increased to $40 million for fiscal 2006.

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

     The components of net pension costs were as follows (in thousands):

                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                 ---------------------------    ---------------------------
                                 DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                     2005           2004            2005           2004
                                 ------------   ------------    ------------   ------------
Service cost                       $     41       $     33        $    124       $     98
Interest cost                           174            173             524            521
Expected return on plan assets         (174)          (158)           (523)          (473)
Amortization of prior service
  cost                                   24             24              71             71
Recognized net actuarial loss            49             34             147            100
                                   --------       --------        --------       --------
Net periodic benefit cost          $    114       $    106        $    343       $    317
                                   ========       ========        ========       ========

     In the nine months ended December 31, 2005, the Company made cash contributions of $0.7 million to its pension plans. Based on estimates provided by its actuaries, the Company expects to make cash funding contributions to its pension plans of approximately $0.2 million by March 31, 2006.

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

     CERCLA, including the Superfund Recycling Equity Act of 1999, limits the exposure of scrap metal recyclers for sales of certain recyclable material under certain circumstances. However, the recycling defense is subject to conducting reasonable care evaluations of current and potential consumers.

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

     On September 22, 2005 and September 23, 2005, CTDEP's Bureau of Water Management and Bureau of Waste Management each issued a Notice of Violation ("NOV") to Metal Management Aerospace, Inc. ("MTLM-Aerospace"), a subsidiary of the Company, for alleged violations at MTLM-Aerospace's facility, including, among other things, (1) operation of a solid waste facility without the approval of CTDEP; (2) failure to comply with certain environmental regulations regarding the handling of used oil, the performance of certain hazardous waste determinations, the disposal of PCBs and the discharge of oils and coolants; (3) failure to comply with certain discharge reporting obligations; (4) creation of certain potential environmental hazards; (5) inadequacy or improper maintenance of certain pollution management devices, including erosion and sediment controls and release detection for an underground diesel storage tank; and (6) failure to comply with a pollution prevention plan.

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

     On August 22, 2005, the Occupational Safety and Health Administration ("OSHA") requested that MTLM-Aerospace conduct an internal investigation of a recent accident. MTLM-Aerospace responded to this request in a timely manner. OSHA subsequently determined to conduct its own investigation, following which it issued citations to MTLM-Aerospace generally involving preventive maintenance procedures and safety procedures and training. On January 23, 2006, MTLM-Aerospace entered into an informal settlement agreement with OSHA pursuant to which MTLM-Aerospace agreed, among other things, to pay an aggregate penalty in the amount of $24,662.50, to maintain a formal preventive maintenance program and to engage an engineer to develop certain procedures in which employees are to be trained and monitored to ensure compliance.

     On November 24, 2005, OSHA commenced an investigation into a recent accident at the Company's Newark facility that involved an employee fatality. The Company is cooperating with OSHA's ongoing investigation. At this time, OSHA has not taken any action with respect to this incident. At this preliminary stage, the Company cannot predict the likelihood of any citations, the extent of any penalties or other impact to the Company of such investigation.

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

RECENT EVENTS
     Southern operates approximately 15 scrap metals facilities in the Gulf Coast region across the states of Louisiana, Mississippi, Alabama and Florida, with its largest single processing facility in New Orleans. Due to Hurricane Katrina in August 2005, Southern incurred damage at its facilities and suffered disruptions to its operations in New Orleans and Gulfport, Mississippi. Southern has recently relocated its headquarters from New Orleans to Covington, Louisiana. Southern has advised us that it recently restarted its New Orleans processing facility and that its overall operations are currently operating at approximately 95% of capacity.

RESULTS OF OPERATIONS
     After achieving record results in fiscal 2005, our results for the three and nine months ended December 31, 2005 were impacted by extreme price volatility in ferrous scrap metals. In the three months ended June 30, 2005, we experienced lower domestic demand for ferrous scrap metals as a result of a buildup in steel mill raw material inventories exacerbated by slower demand for finished steel. In the months of May and June 2005, prices for certain grades of ferrous scrap declined by more than $100 per ton. As a result, ferrous scrap metal prices declined and we experienced lower ferrous scrap metal margins in the three months ended June 30, 2005. Ferrous scrap metal prices rebounded in August and September 2005 and our metal margins improved accordingly in the three months ended September 30, 2005. Ferrous prices fluctuated greatly again in the three months ended December 31, 2005, with factory bundle prices declining by approximately $73 per ton in October 2005 before increasing by approximately $53 per ton in November 2005. Factory bundle prices were largely unchanged in December 2005 compared to November 2005. Extreme volatility in ferrous scrap metal prices in calendar 2005 has caused significant fluctuations in our profitability and rendered the business more complex to manage.

     The volatility in ferrous scrap metal prices is evident in data published by the American Metal Market ("AMM"). According to AMM, the average price for #1 Heavy Melting Steel Scrap -- Chicago (which is a common indicator for ferrous scrap) declined from $217 per ton in April 2005 to approximately $125 per ton in June 2005 and then recovered to $241 per ton in September 2005. The average price for #1 Heavy Melting Steel Scrap -- Chicago declined again in October 2005 but recovered to $242 per ton in December 2005.

     Our non-ferrous businesses continued to perform well in the three and nine months ended December 31, 2005, primarily due to strong demand from our consumers in the aerospace industry. This also resulted in higher pricing for high-temperature alloys and nickel-based metals and alloys, which resulted in higher sales and material margins and also increased requirements for investments in non-ferrous inventories. As of December 31, 2005 investments in inventory at our non-ferrous operations were nearly $52 million, primarily because of increasing prices.

     Although our results of operations in the three and nine months ended December 31, 2005 demonstrated lower profitability compared to the three and nine months ended December 31, 2004, our objective of turning our inventories rather than speculating on commodity prices allowed us to remain profitable, despite lower ferrous metal prices in fiscal 2006 compared to fiscal 2005.

     The following table sets forth selected statement of operations and sales volume data for the three and nine months ended December 31, 2005 and 2004.

STATEMENT OF OPERATIONS SELECTED ITEMS ($ IN THOUSANDS)

                                THREE MONTHS ENDED DECEMBER 31,         NINE MONTHS ENDED DECEMBER 31,
                              -----------------------------------   ---------------------------------------
                                2005       %       2004       %        2005        %        2004        %
                                ----       -       ----       -        ----        -        ----        -
SALES BY COMMODITY:
  Ferrous metals              $255,731    64.7%  $335,847    75.0%  $  747,482    64.7%  $  901,296    72.7%
  Non-ferrous metals           116,177    29.4     92,790    20.7      344,650    29.8      284,818    23.0
  Brokerage - ferrous           15,437     3.9     13,804     3.1       42,925     3.7       37,725     3.0
  Brokerage - non-ferrous        1,513     0.4        428     0.1        5,040     0.4        1,780     0.2
  Other                          6,232     1.6      4,684     1.1       14,928     1.4       14,117     1.1
                              --------   -----   --------   -----   ----------   -----   ----------   -----
Net sales                      395,090   100.0%   447,553   100.0%   1,155,025   100.0%   1,239,736   100.0%
Cost of sales (excluding
  depreciation)                345,984    87.6    377,211    84.3    1,025,411    88.8    1,051,056    84.8
General and administrative
  expense                       20,469     5.2     19,955     4.5       58,711     5.1       56,951     4.6
Depreciation and
  amortization expense           4,891     1.2      4,687     1.0       13,868     1.2       13,896     1.1
Asset impairment charge            995     0.3          0     0.0          995     0.1            0     0.0
Income from joint ventures       2,964     0.8      3,911     0.9        6,466     0.6       11,848     1.0
Interest expense                  (418)    0.1       (649)    0.1       (1,176)    0.1       (2,883)    0.2
Interest and other income
  (expense), net                   376     0.1        (47)    0.0        1,433     0.1           27     0.0
Loss on debt extinguishment          0     0.0          0     0.0            0     0.0       (1,653)    0.1
Provision for income taxes      10,327     2.6     19,433     4.4       25,050     2.1       49,112     4.0
                              --------   -----   --------   -----   ----------   -----   ----------   -----
Net income                    $ 15,346     3.9%  $ 29,482     6.6%  $   37,713     3.3%  $   76,060     6.2%
                              ========   =====   ========   =====   ==========   =====   ==========   =====

SALES VOLUME BY COMMODITY         2005               2004                2005                 2004
(IN THOUSANDS):                   ----               ----                ----                 ----
  Ferrous metals (tons)            1,060              1,129                3,210                3,433
  Non-ferrous metals (lbs.)      124,334            115,362              355,784              367,801
  Brokerage - ferrous (tons)          69                 51                  207                  150
  Brokerage - non-ferrous
    (lbs.)                         1,478                551                4,720                1,994

NET SALES
     Consolidated net sales decreased by $52.5 million (11.7%) and $84.7 million (6.8%) to $395.1 million and $1.16 billion in the three and nine months ended December 31, 2005, respectively, compared to consolidated net sales of $447.6 million and $1.24 billion in the three and nine months ended December 31, 2004, respectively. The decrease in consolidated net sales was primarily due to lower average ferrous selling prices and lower unit shipments of ferrous products.

Ferrous Sales
     Ferrous sales decreased by $80.1 million (23.9%) and $153.8 million (17.1%) to $255.7 million and $747.5 million in the three and nine months ended December 31, 2005, respectively, compared to ferrous sales of $335.8 million and $901.3 million in the three and nine months ended December 31, 2004, respectively. The decrease in the three months ended December 31, 2005 was due to lower average selling prices which decreased by $56 per ton (18.9%) to $241 per ton, and sales volumes which declined by 69,000 tons (6.1%). The decrease in the nine months ended December 31, 2005 was due to lower average selling prices, which decreased by $30 per ton (11.3%) to $233 per ton, and sales volumes which declined by 223,000 tons (6.5%). Lower unit shipments of ferrous products reflected both slower inbound activity from suppliers, due to lower prices, and generally weaker demand from consumers compared to the three and nine months ended December 31, 2004.

     The decrease in selling prices for ferrous scrap is evident in data published by AMM. According to AMM data, the average price for #1 Heavy Melting Steel Scrap -- Chicago was approximately $231 per ton and $198 per ton in the three and nine months ended December 31, 2005, respectively, compared to $236 per ton and $221 per ton in the three and nine months ended December 31, 2004, respectively.

Non-ferrous Sales
     Non-ferrous sales increased by $23.4 million (25.2%) and $59.9 million (21.0%) to $116.2 million and $344.7 million in the three and nine months ended December 31, 2005, respectively, compared to non-ferrous sales of $92.8 million and $284.8 million in the three and nine months ended December 31, 2004, respectively. The increase was primarily due to higher average selling prices. In the three and nine months ended December 31, 2005, the average selling price for non-ferrous products increased by approximately $0.13 per pound (16.3%) to $0.93 per pound and $0.19 per pound (24.7%) to $0.97 per pound, respectively. Non-ferrous sales volumes increased by 9.0 million pounds (7.8%) in the three months ended December 31, 2005, but decreased by 12.0 million pounds (3.3%) compared to the nine months ended December 31, 2004. Non-ferrous sales volumes increased in the three months ended December 31, 2005 primarily due to an increase in stainless steel shipments of approximately 8.7 million pounds (17.2%), while sales volumes of stainless steel decreased by approximately 8.1 million pounds (4.9%) in the nine months ended December 31, 2005.

     Our non-ferrous operations have benefited from rising prices for copper, aluminum and stainless steel (nickel base metal), with the exception of average nickel prices which declined in the three months ended December 31, 2005. The increase in non-ferrous prices is evident in data published by the London Metals Exchange ("LME") and COMEX. According to COMEX data, average prices for copper were 44% and 34% higher in the three and nine months ended December 31, 2005, respectively, compared to the three and nine months ended December 31, 2004. According to LME data, average nickel prices were 10% lower in the three months ended December 31, 2005 while average nickel prices were 8% higher in the nine months ended December 31, 2005. Average prices for aluminum were 13% and 9% higher in the three and nine months ended December 31, 2005, respectively, compared to the three and nine months ended December 31, 2004. We believe non-ferrous prices are strong due, in part, to increases in industrial production and demand from industrializing China.

     Our non-ferrous sales are also impacted by the mix of non-ferrous metals sold. Generally, prices for copper are higher than prices for aluminum and stainless steel. In addition, the amount of high-temperature alloys that we sell, and the selling prices for these metals, will impact our non-ferrous sales as prices for these metals are generally higher than other non-ferrous metals.

Brokerage Sales
     Brokerage ferrous sales increased by $1.6 million (11.8%) and $5.2 million (13.8%) to $15.4 million and $42.9 million in the three and nine months ended December 31, 2005, respectively, compared to brokerage ferrous sales of $13.8 million and $37.7 million in the three and nine months ended December 31, 2004, respectively. The increase in brokerage ferrous sales was the result of higher brokered ferrous sales volumes offset, in part, by lower average selling prices. Brokered ferrous volumes increased by 18,000 tons (35.3%) and 57,000 tons (38.0%) in the three and nine months ended December 31, 2005, respectively, compared to the three and nine months ended December 31, 2004.

     Brokerage ferrous sales increased despite $47 per ton (17.3%) and $44 per ton (17.5%) declines in average selling prices for brokered ferrous metals in the three and nine months ended December 31, 2005, respectively, compared to the three and nine months ended December 31, 2004. The average selling price for brokered ferrous metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of ferrous scrap metal are generally associated with higher unit prices.

COST OF SALES (EXCLUDING DEPRECIATION)
     Cost of sales decreased by $31.2 million (8.3%) and $25.6 million (2.4%) to $346.0 million and $1.02 billion in the three and nine months ended December 31, 2005, respectively, compared to cost of sales of

$377.2 million and $1.05 billion in the three and nine months ended December 31, 2004, respectively. The decrease is primarily due to lower material costs related to ferrous metals. The decrease in the nine months ended December 31, 2005 was partially offset by higher freight and processing costs. Freight costs were higher due to increases in freight rates resulting from higher fuel costs and increased export activity.

     Cost of sales represented approximately 88% and 89% of sales in the three and nine months ended December 31, 2005, respectively, compared to 84% and 85% of sales in the three and nine months ended December 31, 2004, respectively. The increase in cost of sales percentage was due to processing costs which did not decline commensurately with the decline in sales.

GENERAL AND ADMINISTRATIVE EXPENSE
     General and administrative expense was $20.5 million and $58.7 million in the three and nine months ended December 31, 2005, respectively, compared to general and administrative expense of $20.0 million and $57.0 million in the three and nine months ended December 31, 2004, respectively. The increase in the three months ended December 31, 2005 was due to higher stock-based compensation expense which increased by $1.1 million from the three months ended December 31, 2004.

     The increase in the nine months ended December 31, 2005 is mainly due to higher compensation expense partially offset by lower professional fees. The increase in compensation expense was primarily due to higher salaries, as a result of an increase in headcount, and higher stock-based compensation expense which increased by $2.2 million from the nine months ended December 31, 2004. Professional fees were $0.8 million lower in the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004. In the nine months ended December 31, 2004, we incurred legal fees and related costs of $2.1 million as a result of the investigations performed in connection with our voluntary disclosure to the U.S. Department of Justice regarding cash payments made to certain industrial account suppliers (see the section entitled "Legal Proceedings" in Part II of this report).

DEPRECIATION AND AMORTIZATION EXPENSE
     Depreciation and amortization expense was $4.9 million and $13.9 million in the three and nine months ended December 31, 2005, respectively, compared to depreciation and amortization expense of $4.7 million and $13.9 million in the three and nine months ended December 31, 2004, respectively. The increase in depreciation expense in the three months ended December 31, 2005 was due to an increase in capital expenditures.

ASSET IMPAIRMENT CHARGE
     In the three months ended December 31, 2005, we completed a strategy designed to improve the profitability of our Chicago-area scrap yards. As a part of that strategy, a decision was made to consolidate processing activities at our Chicago-area scrap yards which resulted in a shredder and baler being idled. The baler was sold to a third party for approximately its net book value. The idled shredder is categorized as held and used and its carrying value was written down to its estimated fair value resulting in an asset impairment charge of approximately $1.0 million in the three months ended December 31, 2005.

INCOME FROM JOINT VENTURES
     Income from joint ventures was $3.0 million and $6.5 million in the three and nine months ended December 31, 2005, respectively, compared to income from joint ventures of $3.9 million and $11.8 million in the three and nine months ended December 31, 2004, respectively. Income from joint ventures primarily represents our 28.5% share of income from Southern and our 50% share of earnings from three other joint ventures. The decline in income from joint ventures is primarily attributable to business interruptions at Southern as a result of Hurricane Katrina in August 2005, relatively weaker demand and prices for ferrous scrap metals in the nine months ended December 31, 2005 and losses incurred by our Metal Management Nashville, LLC ("Nashville") joint venture.

     In the three months ended December 31, 2005, Southern completed its insurance claim adjustment process related to damages from Hurricane Katrina. Our share of earnings arising from the claims adjustment process at Southern in the three months ended December 31, 2005 increased income from joint ventures by $1.8 million. Losses incurred at Nashville are primarily associated with start-up expenses that continue to be incurred during the installation of a mega-shredder and costs related to a contract termination. We expect the mega-shredder to be operational in Nashville in June 2006.

     The decline in income from Southern and Nashville was mitigated, to some degree, by income from our joint venture in Albany, New York which commenced operations in February 2005 and is performing well.

INTEREST EXPENSE
     Interest expense was $0.4 million and $1.2 million in the three and nine months ended December 31, 2005, respectively, compared to interest expense of $0.6 million and $2.9 million in the three and nine months ended December 31, 2004, respectively. The decrease in interest expense was a result of lower borrowings. Average debt was approximately $2.4 million in the three and nine months ended December 31, 2005 compared to average debt of approximately $25.9 million and $46.7 million in the three and nine months ended December 31, 2004, respectively. Our interest expense primarily consists of amortization of deferred financing costs, unused line fees under our Credit Agreement and interest on mortgage loans.

INTEREST AND OTHER INCOME (EXPENSE), NET
     Interest and other income recognized in the three and nine months ended December 31, 2005 was $0.4 million and $1.4 million, respectively. As a result of our cash balances and short-term investments, our interest and dividend income recognized has increased. In the three and nine months ended December 31, 2004, we did not have any cash balances earning interest nor did we have any short-term investments. In addition, in the nine months ended December 31, 2005, we received insurance reimbursements of $0.7 million.

LOSS ON DEBT EXTINGUISHMENT
     In the nine months ended December 31, 2004, we recognized a loss on debt extinguishment of $1.7 million associated with the repayment of our previous credit agreement with proceeds from the Credit Agreement. This amount represented a write-off of unamortized deferred financing costs associated with the previous credit agreement.

PROVISION FOR INCOME TAXES
     In the three and nine months ended December 31, 2005, we recognized income tax expense of $10.3 million and $25.1 million, respectively, resulting in an effective tax rate of approximately 40%. In the three and nine months ended December 31, 2004, our income tax expense was $19.4 million and $49.1 million, respectively, resulting in an effective tax rate of 39.7% and 39.2%, respectively. The effective tax rate differs from the federal statutory rate mainly due to state taxes and permanent tax items.

     In November 2005, the Internal Revenue Service ("IRS") commenced an examination of our federal income tax return for fiscal 2004. At this preliminary stage of the examination, no matters have been brought to our attention by the IRS, nor are we aware of any tax matters, which would have a material adverse effect on our consolidated balance sheet, results of operations or cash flows.

NET INCOME
     Net income was $15.3 million and $37.7 million in the three and nine months ended December 31, 2005, respectively, compared to net income of $29.5 million and $76.1 million in the three and nine months ended December 31, 2004, respectively. Net income decreased due to lower ferrous material margins attributable to weaker and volatile ferrous metal market conditions, lower unit shipments, and lower income from joint ventures, partially offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES
     Our financial condition remained strong in the nine months ended December 31, 2005. At December 31, 2005, our total indebtedness was $2.3 million (primarily a single property real estate mortgage). We had no borrowings outstanding on our Credit Agreement and had cash, cash equivalents and short-term investments of $74.7 million at December 31, 2005. Our primary source of working capital is collections from customers supplemented by financing under our Credit Agreement.

Cash Flows
     Net cash provided by operating activities was $39.0 million in the nine months ended December 31, 2005 compared to $37.6 million in the nine months ended December 31, 2004. Although net income was lower, cash from operating activities increased due to lower investments in working capital compared to the nine months ended December 31, 2004. Cash provided by operating activities in the nine months ended December 31, 2005 was a result of cash generated from net income, adjusted for non-cash items, of $60.3 million that was offset by a $21.3 million increase in working capital. The working capital increase was mainly due to higher inventories ($15.2 million) and lower accounts payable ($15.5 million) offset, in part, by lower accounts receivable ($19.5 million). Inventories increased due to higher levels of both ferrous and non-ferrous inventory on hand at December 31, 2005 as compared to March 31, 2005 and higher prices for non-ferrous scrap metals. Accounts payable decreased due to lower purchase prices for ferrous scrap metals. Accounts receivable decreased due to lower sales in December 2005 as compared to March 2005 and due to improved cash collections.

     Net cash used in investing activities was $50.4 million in the nine months ended December 31, 2005 compared to $8.0 million in the nine months ended December 31, 2004. The increase was due to higher capital expenditures and the net purchase of $30.3 million of short-term investments. Our capital expenditures in the current fiscal year are higher due to investments we are making in our operations to improve operational efficiency and create competitive advantages.

     Net cash provided by financing activities was $2.8 million in the nine months ended December 31, 2005 compared to net cash used in financing activities of $29.3 million in the nine months ended December 31, 2004. In the nine months ended December 31, 2004, cash flows from operating activities was used to repay amounts outstanding under our Credit Agreement. In the nine months ended December 31, 2005, we paid cash dividends of $5.7 million and received $5.7 million from the exercise of stock options and warrants.

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

     Borrowings under the Credit Agreement are generally subject to borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable plus the lesser of $65 million or 70% of eligible inventory. Inventories cannot represent more than 40% of the total borrowing base. A security interest in substantially all of our assets and properties, other than equipment, fixtures and real property, unless and until the average excess availability for any two consecutive months is less than $10 million, has been granted to the agent for the lenders as collateral against our obligations under the Credit Agreement. Pursuant to the Credit Agreement, we pay a fee on the undrawn portion of the facility that is determined by the leverage ratio. As of December 31, 2005, that fee was 0.25% per annum.

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

(v) engage in certain acquisitions, investments, mergers and consolidations;
(vi) prepay certain other indebtedness; (vii) create liens and encumbrances on our assets; and (viii) engage in other matters customarily restricted in such agreements. As of December 31, 2005, we were in compliance with all financial covenants contained in the Credit Agreement. As of January 19, 2006, we had no outstanding borrowings under the Credit Agreement, and had undrawn availability of approximately $173 million.

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

     Capital expenditures were $22.1 million in the nine months ended December 31, 2005. Consistent with the plan that we announced at the start of the fiscal year, and depending on the timing of a planned land purchase that would expand an existing facility, we expect that our total capital expenditures in fiscal 2006 will be between $30 and $40 million.

     In addition, due to favorable financing terms made available by equipment manufacturing vendors, we have entered into operating leases for new equipment. Since April 2002, we have entered into 83 operating leases for equipment which would have cost approximately $24.6 million to purchase. These operating leases are attractive to us since the implied interest rates are lower than interest rates under our Credit Agreement. We expect to selectively use operating leases for new material handling equipment or trucks required by our operations.

     In the nine months ended December 31, 2005, we received $5.6 million from the exercise of Series A Warrants. As of December 31, 2005, we had 379,237 Series A Warrants outstanding. The exercise price of the Series A Warrants is $21.19 per warrant and each warrant represents the right to purchase two shares of common stock. The Series A Warrants expire on June 29, 2006. If all the Series A Warrants are exercised, we would receive cash proceeds of approximately $8.0 million over the next six months.

     We anticipate that our Board of Directors will continue to declare cash dividends; however, the continuance of cash dividends is not guaranteed and dependent on many factors, some of which are beyond our control.

     We believe these sources of capital will be sufficient to fund planned capital expenditures, working capital requirements and dividend payments for the next twelve months and any acquisitions we may choose to pursue, although there can be no assurance that this will be the case.

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

     The following table sets forth our known contractual obligations as of December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                            LESS THAN      ONE TO       THREE TO
                                 TOTAL       ONE YEAR    THREE YEARS   FIVE YEARS   THEREAFTER
                                 -----      ---------    -----------   ----------   ----------
Long-term debt and capital
  leases                       $    2,626   $      495   $      921    $    1,210   $        0
Operating leases                   60,108       11,506       19,384        11,641       17,577
Other contractual
  obligations*                      2,871        2,471          400             0            0
                               ----------   ----------   ----------    ----------   ----------
Total contractual cash
  obligations                  $   65,605   $   14,472   $   20,705    $   12,851   $   17,577
                               ==========   ==========   ==========    ==========   ==========

      * Includes $1.2 million of employee termination benefits scheduled for payment in July 2005 for which we are contesting the payments (see "Legal Proceedings" under Part II, Item 1 of this report).

Other Commitments
     We are required to make contributions to our defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). However, due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount of pension plan asset returns, we are not able to reasonably estimate the amount of future required contributions beyond fiscal 2006. Our minimum required pension contributions for fiscal 2006 are approximately $0.9 million, of which we paid $0.7 million in the nine months ended December 31, 2005.

     At December 31, 2005, we recorded $4.0 million of construction in progress and an offsetting liability relating to the construction of a stevedoring crane which we committed to lease upon completion. We expect the stevedoring crane to be delivered in April 2006. We are considered the owner of the stevedoring crane during its construction.

     We also enter into letters of credit in the ordinary course of operating and financing activities. As of January 19, 2006, we had outstanding letters of credit of $6.2 million, much of which is securing insurance policies.

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

Short-term Investments
     All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We determine the appropriate classification at the time of purchase. At

December 31, 2005, we had short-term investments of approximately $30.3 million, which mainly consisted of investments in auction rate securities which are classified as available-for-sale. Auction rate securities consist of tax-free bonds issued by municipalities which mainly carry AAA ratings. Investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates which reset every 7 to 30 days. As a result, these securities are classified as current assets. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these investments was recorded as dividend income.

Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $1.8 million and $2.7 million at December 31, 2005 and March 31, 2005, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions.

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

     The evaluation of our disclosure controls and procedures by our CEO and CFO included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this report. Based upon the controls evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level, in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting.
     As reported in the Company's Form 10-Q/A for the quarter ended June 30, 2005, as of June 30, 2005, the Company reported a material weakness relating to controls over the reporting of cash distributions of earnings from joint ventures in the cash flow category required by generally accepted accounting principles. During the quarter ended December 31, 2005, the Company fully implemented procedures to address the issue reported in the June 2005 Form 10-Q/A, including a review of the classification requirements of each component line item and the individual elements that comprise each line item of the statement of cash flows in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows."

     Other than the actions noted above, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Limitations on the Effectiveness of Controls.
     Our management, including our CEO and the CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 22, 2005 and September 23, 2005, the Connecticut Department of Environmental Protection's ("CTDEP") Bureau of Water Management and Bureau of Waste Management each issued a Notice of Violation ("NOV") to Metal Management Aerospace, Inc. ("MTLM-Aerospace"), a subsidiary of the Company, for alleged violations at MTLM-Aerospace's facility, including, among other things (1) operation of a solid waste facility without the approval of CTDEP; (2) failure to comply with certain environmental regulations regarding the handling of used oil, the performance of certain hazardous waste determinations, the disposal of PCBs and the discharge of oils and coolants; (3) failure to comply with certain discharge reporting obligations; (4) creation of certain potential environmental hazards; (5) inadequacy or improper maintenance of certain pollution management devices, including erosion and sediment controls and release detection for an underground diesel storage tank; and (6) failure to comply with a pollution prevention plan.

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

     On August 22, 2005, the Occupational Safety and Health Administration ("OSHA") requested that MTLM-Aerospace conduct an internal investigation of a recent accident. MTLM-Aerospace responded to this request in a timely manner. OSHA subsequently determined to conduct its own investigation, following which it issued citations to MTLM-Aerospace generally involving preventive maintenance procedures and safety procedures and training. On January 23, 2006, MTLM-Aerospace entered into an informal settlement agreement with OSHA pursuant to which MTLM-Aerospace agreed, among other things, to pay an aggregate penalty in the amount of $24,662.50, to maintain a formal preventive maintenance program and to engage an engineer to develop certain procedures in which employees are to be trained and monitored to ensure compliance.

     On November 24, 2005, OSHA commenced an investigation into a recent accident at the Company's Newark facility that involved an employee fatality. The Company is cooperating with OSHA's ongoing investigation. At this time, OSHA has not taken any action with respect to this incident. At this preliminary stage, the Company cannot predict the likelihood of any citations, the extent of any penalties or other impact to the Company of such investigation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In the three months ended December 31, 2005, we sold 450,486 shares of our common stock pursuant to exercise of Series A Warrants that were issued to our predecessor company shareholders in connection with our emergence from bankruptcy on June 29, 2001. We received proceeds of approximately $4.8 million from these sales and used the proceeds for general corporate purposes. The sales are exempt from registration pursuant to Section 1145(a) of the Bankruptcy Code (Title 11, United States Code).

ITEM 6. EXHIBITS

2.1   Disclosure Statement with respect to First Amended Joint
      Plan of Reorganization of Metal Management, Inc. and its
      Subsidiary Debtors, dated May 4, 2001 (incorporated by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
3.1 Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 29, 2001 (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
3.2 Amended and Restated By-Laws of the Company adopted as of April 29, 2003 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended
      March 31, 2003).
4.1   Credit Agreement, dated as of June 28, 2004, among Metal
      Management, Inc. and LaSalle Bank National Association
      (incorporated by reference to Exhibit 4.1 of the Company's
      Current Report on Form 8-K dated June 28, 2004).
4.2 Third Amendment to the Credit Agreement, dated as of December 31, 2005, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle National
      Bank Association, in its capacity as agent for the lenders
      (incorporated by reference to Exhibit 4.1 of the Company's
      Current Report on Form 8-K, dated December 31, 2005).
31.1  Certification of Daniel W. Dienst pursuant to Section
      240.13a-14(a) and Section 240.15d-14(a) of the Securities
      Exchange Act of 1934, as amended, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.
31.2  Certification of Robert C. Larry pursuant to Section
      240.13a-14(a) and Section 240.15d-14(a) of the Securities
      Exchange Act of 1934, as amended, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Daniel W. Dienst and Robert C. Larry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                               Date: February 2, 2006