Form 10-K
period 2006-03-31
METAL MANAGEMENT INC
filed 2006-05-25
CIK 795665

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

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED MARCH 31, 2006

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM  __________________________ TO  _________________________

                         COMMISSION FILE NUMBER 0-14836

           ---------------------------------------------------------
                             METAL MANAGEMENT, INC.
             (Exact Name of Registrant as Specified in Its Charter)
           ---------------------------------------------------------

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

                          ---------------------------

     Indicate by check mark if the Registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes X      No  _

     Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes  _      No X

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No  _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Large accelerated filer  _      Accelerated filer X      Non-accelerated
filer  _

     Indicate by check mark if the Registrant is a shell company (as defined in
Rule 12b-2 of the Securities Exchange Act of 1934). Yes  _      No X

     The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $622 million as of September 30, 2005, the last business day of the Registrant's most recently completed second fiscal quarter, based on a closing stock price of $25.35 per share.

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X      No  _

     As of May 10, 2006 the Registrant had 26,053,933 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     We expect to file a definitive proxy statement no later than July 31, 2006. Portions of such proxy statement are incorporated by reference into Item 5 of
Part II and Part III of this annual report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             METAL MANAGEMENT, INC.
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2006
                               TABLE OF CONTENTS

                                                                                PAGE
                                       PART I
Item 1.           Business....................................................    1
Item 1A.          Risk Factors................................................    9
Item 1B.          Unresolved Staff Comments...................................   14
Item 2.           Properties..................................................   14
Item 3.           Legal Proceedings...........................................   16
Item 4.           Submission of Matters to a Vote of Security Holders.........   19

                                      PART II
Item 5.           Market for Registrant's Common Equity, Related Stockholder
                  Matters and Issuer
                  Purchases of Equity Securities..............................   20
Item 6.           Selected Financial Data.....................................   22
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   24
Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk........................................................   38
Item 8.           Financial Statements and Supplementary Data.................   39
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................   39
Item 9A.          Controls and Procedures.....................................   39
Item 9B.          Other Information...........................................   40

                                      PART III
Item 10.          Directors and Executive Officers of the Registrant..........   41
Item 11.          Executive Compensation......................................   41
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters..................   41
Item 13.          Certain Relationships and Related Transactions..............   41
Item 14.          Principal Accountant Fees and Services......................   41

                                      PART IV
Item 15.          Exhibits and Financial Statement Schedules..................   42
Signatures....................................................................   44

Certain statements made by us in this Form 10-K, including statements qualified by the words "believes," "intend," "anticipate," "expects" and words of similar import, are "forward-looking statements" and are thus prospective. These statements reflect our current expectations regarding (i) our future profitability and liquidity and that of our subsidiaries, (ii) the benefits to be derived from the execution of our industry consolidation strategy and (iii) other future developments in our business or the scrap metals recycling industry. These forward-looking statements could involve, among other things, statements regarding our intent, belief or expectation with respect to our results of operations, financial condition, cash flows, liquidity or capital resources, including expectations regarding sales growth and our ability to fund our capital expenditures, interest payments and working capital needs; the consummation of acquisitions and financial transactions and their effect on our business, capitalization, and future operating results; our plans and objectives for future operations; expected amounts of capital expenditures and the impact of such capital expenditures on our results of operations, financial condition, or cash flows; expected compliance obligations with respect to environmental and other laws, the expected cost of such compliance and the timing of such costs; the expected impact of any environmental liability on our results of operations, financial condition or cash flows; the expected impact of any market risks, such as interest rate risk, pension plan risk, foreign currency risk, commodity price risks, and rates of return; expectations regarding the implementation of financial accounting standards and the impact of such implemented standards; assumptions used to test long-lived assets including, but not limited to, goodwill, including expected operating profit and cash flows from the use of assets and expected present value of cash flows; projections regarding pension benefit obligations, including expected returns on plan assets, and expected increase in compensation levels; assumptions used to calculate the fair value of options, including expected term and stock price volatility; our belief regarding our ability to compete; and our assumptions and expectations regarding critical accounting policies. All such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are discussed under the heading "Risk Factors" in Part I, Item 1A of this report.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW
     Metal Management, Inc, a Delaware corporation, and its consolidated subsidiaries ("we," "us," "our," or the "Company") is one of the largest full-service metals recyclers in the United States, with approximately 50 recycling facilities located in 16 states.

     Our operations primarily involve the collection and processing of ferrous and non-ferrous scrap metals. We collect industrial scrap metal and obsolete scrap metal, process it into reusable forms and supply the recycled scrap metals to our customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metal brokers. In addition to buying, processing and selling ferrous and non-ferrous scrap metals, we are periodically retained as demolition contractors in certain of our large metropolitan markets in which we dismantle obsolete machinery, buildings and other structures containing metal and, in the process, collect both ferrous and non-ferrous scrap metals from these sources. At certain of our locations adjacent to commercial waterways, we provide stevedoring services. We also operate a bus dismantling business combined with a bus replacement parts business in Newark, New Jersey.

RECENT EVENTS
     For a discussion of recent events, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events" in
Part II, Item 7 of this report.

BUSINESS STRATEGY
     Our business strategy is to enhance our competitive position in the scrap metals recycling industry. We make investments in our operations to better serve our customers and improve profitability. Our national footprint and strong capitalization will allow us to identify, evaluate and potentially acquire other scrap metal businesses. This strategy should enable us to continue to produce the free cash flow and maintain the financial flexibility necessary to provide meaningful value to our stockholders. Key elements of our strategy include:

     Pursuing Growth Opportunities. We intend to pursue expansion opportunities through acquisitions or strategic alliances. We believe that our national footprint and capital structure position us well to identify, evaluate and complete acquisitions of regional scrap metal businesses. Acquisitions may also take the form of "tuck-ins," where small companies can be immediately integrated into existing operations. In making acquisitions, we will likely focus on major metropolitan markets where large amounts of scrap metal are generated and on businesses with attractive transportation attributes with which we can enhance our distribution channels to better serve our consumers. Acquisitions are selectively pursued with an eye towards enhancing our competitive position in the national and international marketplace and expected to improve our consolidated operating results. We will also evaluate strategic alliances and acquisitions. We acquired the assets of Morris Recycling, Inc. ("Morris") during the year ended March 31, 2006 ("fiscal 2006") and a scrap metal recycling yard in East Chicago, Indiana in May 2006.

     Investing in Our Existing Operations. We have made significant capital investments in our existing operations to expand capacity and upgrade equipment. These capital investments include equipment with new technology including recent installations of "crossbelt metal analyzers" and "induction sorting systems." The crossbelt metal analyzers enable us to provide our consumers specific analysis of the metallic composition of our scrap metals. The induction sorting system machines increase the amount of metal we recover in the form of non-ferrous metals that are not otherwise recovered through our normal eddy current systems. We will be installing a mega-shredder which will expand our capacity at our Newark facility. In addition, our recent purchase of a stevedoring crane will help expand our material handling service offerings. We will continue to invest in our existing operations and in new technology to further enhance our competitive position, broaden our product offerings and provide economies of scale.

     Maximizing Stockholder Value. Our Board of Directors declared four quarterly cash dividends of $0.075 per share during fiscal 2006. The aggregate cash dividends paid in fiscal 2006 was approximately $7.6 million. We believe that our cash dividends are an efficient means of distributing value to our stockholders without imposing limitations on our ability to grow our business. Our Board of Directors currently expects to continue to declare cash dividends.

COMPETITIVE STRENGTHS
     We believe that the following competitive strengths position us to capitalize on future opportunities:

     Industry Leader. We are one of the largest domestic scrap metal recycling companies with approximately 50 facilities in 16 states. We enjoy leadership positions in many major metropolitan markets, such as Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, New Haven, Phoenix, Pittsburgh, Salt Lake City, Toledo and Tucson.

     Locations. Our locations enable us to serve consumers throughout the U.S. and the world. With a network of operating facilities across the U.S. which are strategically located in major scrap producing markets, we are uniquely positioned to offer a competitive advantage in distribution efficiency, both in terms of cost and reliability. All of our facilities can ship directly by truck or rail and many can ship by water in barges or ocean-going vessels, enabling us to have broader distribution channels coupled with attractive freight costs and we can provide volume shipments to customers on a timely basis.

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

     Integration and Branding Initiatives. A component of our integration strategy includes the development of national account and branding programs. We believe that our strategy of creating brand awareness for the Metal Management name will help create awareness among our customers of the size and geographic scope of our operations and the breadth of our product offerings. We believe this will benefit us as we expect our consumers to consolidate their supplier base to create purchasing efficiencies.

     Commitment to Environment, Health and Safety. It is our intention and practice to pursue rigorously high standards in order to improve the safety and health of our employees and to protect the environment. We recognize that our long-term success in the marketplace can be enhanced by our ability to create competitive advantages by adopting and implementing rigorous standards designed to strengthen our operations in the areas of safety and the environment. By embracing these measures, we will succeed in adding value for customers and maintaining a positive and safe working environment for employees. Every employee is encouraged to be proactively committed to maintaining safe and healthy working environments; the conservation of natural resources and raw materials; and the protection of the local and global environment.

INDUSTRY
     Although significant consolidation has occurred in the scrap metals industry, the scrap metals industry in the U.S. remains highly fragmented. The Institute of Scrap Recycling Industries, Inc. ("ISRI"), the trade association of the scrap processing and recycling industry, represents more than 1,200 member companies throughout North America and the world. Many of these companies are family-owned and operate only in local or regional markets. We believe that no single scrap metals recycler has a significant share of the domestic market, although certain recyclers may have significant shares of their local or regional markets. According to ISRI, scrap recyclers in the U.S. annually recycle more than 70 million tons of iron and steel and 8 million tons of non-ferrous metal.

Ferrous Scrap Industry
     Ferrous scrap, used in most steel making processes, is the primary raw material for mini-mill steel producers that utilize electric-arc furnace, or EAF, technology. Ferrous scrap is also utilized in the production of steel by integrated steel producers, although to a lesser degree than EAF producers. Ferrous scrap sells as a commodity in international markets which are affected by relative economic conditions, fluctuating currencies, and the availability of ocean-going vessels and their related costs. Additionally, demand for our processed ferrous scrap metal is highly dependent on the overall strength of the domestic steel industry, particularly producers utilizing EAF technology. Ferrous prices can fluctuate greatly from month to month which can significantly affect our operating results.

     Much of the growth in the scrap metals industry in recent years has occurred as a result of the proliferation of mini-mill steel producers which utilize EAF technology. According to the U.S. Geological Survey, EAF production as a percentage of total domestic steel production has increased from 38% in 1992 to 56% in 2005. In addition to growth in EAF production over the past three years, as a result of steel industry consolidation, additional integrated steel making capacity has either been restarted or consolidated into fewer and larger steel makers. We believe this consolidation has also contributed to recent strong demand for ferrous scrap. Accordingly, strong demand for inputs for EAF and integrated steelmaking including materials such as coke, pig iron, hot-briquetted iron and iron ore, some of which are consumed by both EAF and integrated steel producers, are relevant in considering the availability of scrap related to steel manufacturing processes. We believe that as a large, reliable supplier of scrap metals, we are well positioned to benefit from the growth in steel market share associated with EAF production.

     The growth in EAF production since the 1970's was fueled, in part, by the historically low prices of prepared ferrous scrap and faster conversion time to process, which provided EAF producers a product cost advantage over integrated steel producers on certain grades of finished steel product categories. Integrated steel producers operate blast furnaces, the primary raw material feedstock of which are coke and iron ore. As the price of ferrous scrap metals increased in recent years, EAF operators have evaluated, and in some cases invested in technologies that produce alternatives to prepared steel scrap, such as pre-reduced iron pellets or pig iron, to supply their EAF operations. We do not believe that these alternatives to ferrous scrap will replace ferrous scrap in EAF operations, but may be used as a supplemental feedstock thereby allowing EAF operators to rely to a greater degree on lower grades of prepared scrap.

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

Non-Ferrous Scrap Industry
     Non-ferrous metals include aluminum, copper, brass, stainless steel and other nickel-bearing metals, titanium, high-temperature alloys and other exotic metals. The geographic markets for non-ferrous scrap tend to be larger than those for ferrous scrap due to the higher selling prices of non-ferrous metals, relative to their weight, which justify the cost of shipping over greater distances. Non-ferrous scrap is typically sold on a spot basis, either directly or through brokers, to intermediate or end-users, which include smelters, foundries and aluminum sheet and ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of economic activity, with prices generally related to the price of the primary metal on the London Metals Exchange or COMEX.

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

     Ferrous Scrap Processing. We prepare ferrous scrap metal for resale through a variety of methods including sorting, shredding, shearing, cutting, torching, baling, briquetting or breaking. We produce a number of differently sized and shaped products depending upon customer specifications and market demand.

     Sorting. After purchasing ferrous scrap metal, we inspect the material to determine how it should be processed to maximize profitability. In some instances, scrap may be sorted and sold without further processing. We separate scrap for further processing according to its size and composition by using conveyor systems, front-end loaders, crane-mounted electromagnets or claw-like grapples.

     Shredding. Obsolete consumer scrap such as automobiles hulks, home appliances and other consumer goods, as well as certain light gauge industrial scrap, is processed in our shredding operations. These items are fed into a shredder that quickly breaks the scrap into fist-size pieces of ferrous metal. The shredding process uses magnets and other technologies to separate ferrous, non-ferrous and non-metallic materials. The ferrous material is sold to our customers, including steel producing mini-mills. We recover non-ferrous metals as a by-product from the shredding process that we refer to as Zorba. Zorba is generally sold to customers that sort and recover intrinsic metals (generally characterized as non-ferrous and comprised primarily of aluminum) from the Zorba. The non-metallic by-product of the shredding operations, referred to as "shredder fluff" or "auto shredder residue" is disposed of in third-party landfills.

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

     Ferrous Scrap Sales. We sell processed ferrous scrap to end-users such as steel producing mini-mills and integrated steel makers and foundries, as well as brokers who aggregate materials for other large users. Most of our customers purchase processed ferrous scrap through negotiated spot sales contracts which establishes the quantity purchased for the month. The price we charge for ferrous scrap depends upon market demand and transportation costs, as well as quality and grade of the scrap. In many cases, our selling price also includes the cost of transportation to the end-user. We believe our profitability is enhanced by the broad product line that we offer to our consumers. Our ferrous scrap sales are accomplished through a monthly sales program managed nationally. We believe that our coordinated ferrous marketing initiatives will allow us to be a uniquely capable supplier of ferrous scrap as we are able to fill larger quantity orders due to our ability to procure and process large amounts of raw materials.

Non-Ferrous Operations
     Non-Ferrous Scrap Purchasing. We purchase non-ferrous scrap from three primary sources: (i) manufacturers and other non-ferrous scrap sources who generate or sell aluminum, copper, stainless steel and other nickel-bearing metals, brass, high-temperature alloys and other metals; (ii) producers of electricity, telecommunication service providers, aerospace, defense and recycling companies that generate obsolete scrap consisting primarily of copper wire, titanium and high-temperature alloys and used aluminum beverage cans; and
(iii) peddlers who deliver directly to our facilities material which they collect from a variety of sources. We also collect non-ferrous scrap from sources other than those that are delivered directly to our processing facilities by placing retrieval boxes near these sources. The boxes are subsequently transported to our processing facilities.

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

     Non-Ferrous Scrap Sales. We sell processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. Prices for the majority of non-ferrous scrap metals change based upon publication of spot and futures prices on COMEX or the London Metals Exchange.

EMPLOYEES
     At March 31, 2006, we employed approximately 1,734 employees, of whom approximately 764 were covered by collective bargaining agreements. A strike or work stoppage could impact our ability to operate if we were unable to negotiate new agreements with unions representing organized employee groups. Also, our profitability could be adversely affected if increased costs associated with any future labor contracts are not recoverable through productivity improvements, price increases or cost reductions. We believe that we have good relations with our employees.

CUSTOMERS
     In fiscal 2006, the year ended March 31, 2005 ("fiscal 2005") and the year ended March 31, 2004 ("fiscal 2004"), our revenues generated from domestic and foreign customers were as follows (in thousands):

                                  FISCAL        FISCAL        FISCAL
                                   2006          2005          2004
                                  ------        ------        ------
Domestic                        $ 1,112,221   $ 1,269,655   $   772,606
Foreign                             476,905       432,303       310,807
                                -----------   -----------   -----------
  Net sales                     $ 1,589,126   $ 1,701,958   $ 1,083,413
                                ===========   ===========   ===========

     Our ten largest customers represented approximately 48%, 50% and 44% of consolidated net sales in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Sales to The David J. Joseph Company, our largest customer and an agent for steel mills including Nucor Corporation, represented approximately 20%, 23% and 19% of consolidated net sales in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The loss of any one of our significant customers could have a material adverse effect on our results of operations and financial condition.

     In fiscal 2006, sales to customers in China and Turkey represented approximately 13% and 11% of consolidated net sales, respectively. There were no sales to any single country that exceeded 10% of our consolidated net sales in fiscal 2005 or fiscal 2004.

COMPETITION
     The markets for scrap metals are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. With regard to the purchase of raw scrap, we compete with numerous independent recyclers, as well as smaller scrap companies engaged only in collecting industrial scrap. In many cases we also purchase unprocessed scrap metal from smaller scrap dealers and other processors. Successful procurement of materials is determined primarily by the price offered by the purchaser for the raw scrap and the proximity of our processing facility to the source of the raw scrap. With regard to the sale of processed scrap, we compete in a global market. Competition for sales of processed scrap is based primarily on the price and quality of the scrap metals, as well as the level of service provided in terms of reliability and timing of delivery. We believe that our ability to process substantial volumes, access to multiple modes of transportation systems, deliver a broad product line to consumers, collect and sell scrap in regional, national and international markets, and to provide other value-added services to our customers offers us a competitive advantage.

     We face potential competition for sales of processed scrap from producers of steel products, such as integrated steel mills and mini-mills, which may vertically integrate their current operations by entering the scrap metals recycling business or by attempting to secure scrap supply through direct purchasing from our suppliers. Certain steel manufacturers currently operate scrap yards. Many of these producers have substantially greater financial, marketing and other resources. Scrap metals processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability and relative prices of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap and could result in lower prices and/or lower demand for our products.

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

AVAILABLE INFORMATION
     We make available, free of charge, through our website, www.mtlm.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission ("SEC"). We also make available on our website the following corporate governance documents:

      --   Audit Committee Charter
      --   Compensation Committee Charter
      --   Business Ethics Policy and Code of Conduct
      --   Board Nominations Process Resolutions

     Please note that our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered a part of this report.

ITEM 1A. RISK FACTORS

     Set forth below are risks that we believe are material to our business operations. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.

THE METALS RECYCLING INDUSTRY IS HIGHLY CYCLICAL AND DEMAND FROM EXPORT MARKETS CAN BE VOLATILE.
     The operating results of the scrap metals recycling industry in general, and our operations specifically, are highly cyclical in nature. They tend to reflect and be amplified by changes to general economic conditions, both domestically and internationally. Historically, in periods of national recession or periods of slowing economic growth in domestic or global economies, the results from operations of scrap metals recycling companies have been materially and adversely affected. For example, during recessions or periods of slowing economic growth, the automobile and the construction industries typically experience major cutbacks in production, resulting in decreased demand for steel, copper and aluminum. This leads to significant fluctuations in demand and pricing for our products. Economic downturns in the U.S. or internationally could likely materially and adversely affect our results of operations and financial condition. Our ability to withstand significant economic downturns or recessions in the future will depend in part on our level of capital and liquidity at the time.

     Our business may also be adversely affected by increases in steel imports into the U.S. which will generally have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals. Additionally, our business could be negatively affected by strengthening in the U.S. dollar or increased freight costs which could negatively impact export sales and a stronger U.S. dollar could also attract imports of scrap or scrap substitutes.

     While volatile metals markets have generally been robust for the last three years and to meet surging demand we have expanded infrastructure, hired employees, and have generally added to fixed costs. When metals markets weaken, if we are unable to reduce fixed costs commensurately, we could experience declines in earnings. Declines in earnings could negatively affect cash flows and capitalization and, potentially, the market price for our common stock.

PRICES OF COMMODITIES WE OWN MAY BE VOLATILE AND MARKETS ARE COMPETITIVE.
     Although our goal is to turn over our inventory of raw or processed scrap metals as rapidly as possible, we are exposed to commodity price risk during the period that we have title to products that are held in inventory for processing and/or resale. Prices of commodities, including scrap metals, can be volatile due to numerous factors beyond our control, including:

 --      general economic conditions;
 --      labor costs;
 --      competition;
 --      financial condition of our major customers;
 --      access to and costs associated with transportation systems;
 --      the availability of imports;
 -- the availability and relative pricing of scrap metal substitutes (e.g., pig iron) and coke and iron ore; and
 -- import duties, ocean freight costs, tariffs and currency exchange rates.

     In an increasing price environment for raw materials, competitive conditions may limit our ability to pass on price increases to our consumers. In a decreasing price environment for processed scrap, we may not have the ability to fully recoup the cost of raw scrap metal we process and sell to our customers. New entrants into our markets could result in higher purchase prices for raw materials and lower margins from our scrap metals.

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

OUR INDEBTEDNESS CONTAINS COVENANTS THAT RESTRICT OUR ABILITY TO ENGAGE IN CERTAIN TRANSACTIONS.
     Our $300 million secured five-year revolving credit and letter of credit facility ("New Credit Agreement") contains covenants that, among other things, restrict our ability to:

 --      incur additional indebtedness;
 --      pay dividends or make other equity distributions under certain conditions;
 --      enter into transactions with affiliates;
 --      enter into certain asset sales;
 --      engage in certain acquisitions, investments, mergers and
         consolidations;
 --      prepay certain other indebtedness;
 --      create liens and encumbrances on our assets; and
 --      engage in other matters customarily restricted in such agreements.

     Our New Credit Agreement requires us to satisfy specified financial covenants, including a maximum leverage ratio and an interest coverage ratio. The leverage ratio and interest coverage ratio are tested for the twelve-month period ending each fiscal quarter. The New Credit Agreement also limits capital expenditures to $75 million in the year ending March 31, 2007 ("fiscal 2007") and $65 million thereafter.

     Although we expect to be able to achieve these financial covenants, our ability to comply with these covenants may be affected by general economic conditions, industry conditions, and other events beyond our control. Our breach of any of these covenants could result in a default under the New Credit Agreement. In the event of a default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement, together with accrued interest, to be due and payable.

OUR OPERATIONS PRESENT SIGNIFICANT RISK OF INJURY OR DEATH.
     Because of the heavy industrial activities conducted at our facilities, there exists a risk of serious injury or death to our employees or other visitors of our operations, notwithstanding the safety precautions we take. Our operations are subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration ("OSHA"). We have been fined in regard to some of these incidents. While we have in place policies to minimize such risks, we may nevertheless be unable to avoid material liabilities for any employee death or injury that may occur in the future and these types of incidents may have a material adverse effect on our financial condition. During fiscal 2006, an accident occurred at our facility in Newark, New Jersey that resulted in the death of one of our employees. See "Legal Proceedings" in Part I, Item 3 of this report.

WE MAY NOT BE ABLE TO NEGOTIATE FUTURE LABOR CONTRACTS ON FAVORABLE TERMS.
     Approximately 44% of our active employees are represented by various labor unions, including the Teamsters and the United Steelworkers of America. As our agreements with those unions expire, we may not be able to negotiate extensions or replacements on terms favorable to us, or at all, or avoid strikes, lockouts or other labor actions from time to time. We cannot assure you that new labor agreements will be reached with our unions as those labor contracts expire or on terms that we find desirable. Any labor action resulting from the failure to reach an agreement with one of our unions may have a material adverse effect on our operations.

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

THE CONCENTRATION OF OUR CUSTOMERS AND OUR EXPOSURE TO CREDIT RISK COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS OR FINANCIAL CONDITION.
     Sales to our ten largest customers represented approximately 48% of consolidated net sales in fiscal 2006. Accounts receivable balances from these customers comprised approximately 38% of consolidated accounts receivable at March 31, 2006. Sales in fiscal 2006 to The David J. Joseph Company represented approximately 20% of consolidated net sales. The loss of any of our significant customers or our inability to collect accounts receivables could negatively impact our results of operations or financial condition.

POTENTIAL CREDIT LOSSES FROM OUR SIGNIFICANT CUSTOMERS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL CONDITION.
     In connection with the sale of our products, we generally do not require collateral as security for customer receivables. Some of our subsidiaries have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectibility of our receivables. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations or financial condition.

THE LOSS OF EXPORT SALES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL CONDITION.
     Export sales accounted for 30% of consolidated net sales in fiscal 2006. Sales to customers in China and Turkey represented 13% and 11%, respectively, of consolidated net sales in fiscal 2006. Risks associated with our export business include, among other factors, political and economic factors, economic conditions in the world's economies, changes in legal and regulatory requirements, the value of the U.S. dollar (variations to which will impact the amount and volume of export sales), freight costs, and collection risks in some cases (such as Mexican steel mills, where we extend open credit for deliveries other than vessel shipments). Any of these factors could result in lower export sales which may materially adversely affect our results of operations and financial condition.

A SIGNIFICANT INCREASE IN THE USE OF SCRAP METALS ALTERNATIVES BY CURRENT CONSUMERS OF PROCESSED SCRAP METALS COULD REDUCE DEMAND FOR OUR PRODUCTS.
     During periods of high demand for scrap metals, tightness can develop in the supply and demand for ferrous scrap. The relative scarcity of ferrous scrap, particularly the "cleaner" grades, and its high price during such periods have created opportunities for producers of alternatives to scrap metals, such as pig iron and direct reduced iron pellets and others. Although these alternatives have not been a major factor in the industry to date, we cannot assure you that the use of alternatives to scrap metals may not proliferate in the future if the prices for scrap metals rise, if the supplies of available unprepared ferrous scrap tighten, or if costs to import scrap decline precipitously.

OUR DEFINED BENEFIT PENSION PLANS ARE UNDERFUNDED.
     We currently maintain three defined benefit pension plans which cover various categories of employees and retirees. Our obligations to make contributions to fund benefit obligations under these pension plans are based on actuarial valuations which are based on certain assumptions, including the long-term return on plan assets and discount rate. Our defined benefit pension plans are underfunded by approximately $3.7 million at March 31, 2006. As a result, we will have to make additional contributions in the foreseeable future until our defined benefit pension plans are funded in accordance with the Employee Retirement Income Security Act ("ERISA") guidelines. Contributions will negatively impact our cash flow and results of operations.

     In addition, we contribute to various multi-employer pension plans which cover employees under collective bargaining agreements. Our contributions to these plans were approximately $0.5 million and $0.6 million in fiscal 2006 and 2005, respectively. Our required contributions are specified in our collective bargaining agreements. However, we may be required to fund additional amounts in the future if one or more of these multi-employer plans does not meet ERISA guidelines. Additional contributions will negatively impact our cash flow and results of operations.

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

     We are required to obtain, and must comply with, various permits and licenses to conduct our operations. Failure to obtain or violations of any permit or license, if not remedied, could result in our incurring substantial fines, suspension of operations or closure of a site. Further, our operations are conducted primarily outdoors and as such, depending on the nature of the ground cover, involve the risk of releases of wastes and other regulated materials to the soil and, possibly, to groundwater. From time to time, as part of our continuous improvement programs, we incur costs to improve environmental control systems. By way of example, we may decide to install water pollution control equipment or provide for concreting and paving at our North Haven, Connecticut facility to address certain concerns raised by the Connecticut Department of Environmental Protection in the lawsuit filed by that agency. See "Legal Proceedings" in Part I, Item 3, of this report.

     Because the scrap metals recycling industry has the potential for discharging wastes or other regulated materials into the environment, we believe that in any given year, a significant portion of our capital expenditures could be related, directly or indirectly, to pollution control or environmental remediation. Nevertheless, expenditures for environmentally-related capital improvements were neither material in fiscal 2006 nor prior years nor are they currently expected to be significant in fiscal 2007. However, for the reasons explained above, there can be no assurance that this will continue to be the case in the future.

     We do not have environmental impairment insurance. In general, we do not carry environmental impairment liability insurance because we believe the cost of the premiums outweighs the benefit of coverage.

If we were to incur significant liability for environmental damage, such as a claim for soil or groundwater remediation, our results of operations and financial condition could be materially and adversely affected.

     There are risks associated with certain by-products of our operations. Our scrap metals recycling operations produce significant amounts of wastes that we pay to have treated or discarded. For example, we operate shredders for which the primary feedstock is automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hulk consists of material, referred to as shredder fluff or automobile shredder residue ("ASR") which remains after the segregation of ferrous and saleable non-ferrous metals. State and federal environmental regulations require that we test ASR to determine if it is classified as hazardous waste before disposing of it off-site in permitted landfills. Our other waste streams are subject to similar requirements. Additionally, we employ significant source control programs to ensure to the fullest extent possible that contaminants do not enter our source stream. We can give no assurance, however, that such contaminants will be successfully removed from our source streams and resultant recycling by-products. As a result, our waste streams may, from time to time, be classified as a hazardous/TSCA waste in which case we may incur higher costs for disposal.

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

     We may have potential Superfund liability. Certain of our subsidiaries have received notices from the United States Environmental Protection Agency ("USEPA"), state agencies or third parties that the subsidiary has been identified as potentially responsible for the cost of investigation and cleanup of landfills or other sites where the subsidiary's material was shipped. In most cases, many other parties are also named as potentially responsible parties. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") enables USEPA and state agencies to recover from owners, operators, generators and transporters the cost of investigation and cleanup of sites which pose serious threats to the environment or public health. In certain circumstances, a potentially responsible party can be held jointly and severally liable for the cost of cleanup. In other cases, a party who is liable may only be liable for a divisible share. Liability can be imposed even if the party shipped materials in a lawful manner at the time of shipment and the liability for investigation and cleanup costs can be significant, particularly in cases where joint and several liability may be imposed.

     CERCLA, including the Superfund Recycling Equity Act of 1999, limits the exposure of scrap metal recyclers for sales of certain recyclable material under certain circumstances. However, the recycling defense is subject to conducting of reasonable care evaluations of current and potential consumers.

     Because CERCLA can be imposed retroactively on shipments that occurred many years ago, and because USEPA and state agencies are still discovering sites that present problems to public heath or the environment, we can provide no assurance that we will not become liable in the future for significant costs associated with investigation and remediation of CERCLA waste sites.

WE ARE IMPLEMENTING A SIGNIFICANT IT CONSOLIDATION STRATEGY IN FISCAL 2007 AND FISCAL 2008.
     Currently, we operate on two information technology platforms. In February 2006, we undertook an initiative to migrate to one of those IT platforms on a national basis. This migration will occur during the next two fiscal years. The cost associated with this initiative is estimated to be approximately $2 million. We currently estimate the first go-live date for this implementation at our largest subsidiary to be on or around

September 1, 2006. Due to the significance of this undertaking, there is risk regarding the accuracy and timing of data production while the system consolidation project is implemented.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     Our principal executive offices are located at 325 North LaSalle Street, Suite 550, Chicago, IL 60610. Our facilities generally are comprised of:

 --      processing areas;
 --      warehouses for the storage of certain types of raw and processed scrap;
 --      covered and open storage areas for raw and processed scrap;
 -- machine or repair shops for the maintenance and repair of vehicles and equipment;
 --      scales for weighing scrap;
 --      loading and unloading facilities; and
 --      administrative offices.

     The following table sets forth information regarding our principal properties:

                                                       APPROXIMATE   LEASED/
                      LOCATION                         SQUARE FEET    OWNED
                      --------                         -----------   -------
Alabama
  2020 Vanderbilt Rd., Birmingham....................
                                                        1,150,073     Owned

Arizona
  3640 S. 35th Ave., Phoenix.........................
                                                        1,121,670     Owned
  1525 W. Miracle Mile, Tucson.......................
                                                          513,569     Owned

Arkansas
  1102 E Hillsboro St., El Dorado....................
                                                          137,936     Owned

Colorado
  2690 East Las Vegas St., Colorado Springs..........
                                                          522,720     Owned
  5601 York St., Denver..............................
                                                          392,040     Owned

Connecticut
  500 Flatbush Ave., Hartford........................
                                                        1,481,040    Leased
  808 Washington Ave., New Haven.....................
                                                          177,850    Leased
  234 Universal Dr., North Haven.....................
                                                        1,089,000     Owned

Illinois
  6660 S. Nashville Ave., Bedford Park...............
                                                          304,223     Owned
  2305 S. Paulina St., Chicago.......................
                                                          392,040     Owned
  2500 S. Paulina St., Chicago.......................
                                                          168,255     Owned
  2425 S. Wood St., Chicago..........................
                                                          103,226     Owned
  2451 S. Wood St., Chicago..........................
                                                          178,596     Owned
  350 N. Artesian Ave., Chicago......................
                                                          348,480     Owned
  1509 W. Cortland St., Chicago......................
                                                          162,540     Owned
  1831 N. Elston Ave., Chicago.......................
                                                           35,695     Owned

                                                       APPROXIMATE   LEASED/
                      LOCATION                         SQUARE FEET    OWNED
                      --------                         -----------   -------
  26th and Paulina Streets, Chicago..................
                                                          323,848     Owned
  9331 S. Ewing Ave., Chicago........................
                                                          293,087     Owned
  3200 E. 96th St., Chicago..........................
                                                          364,969     Owned
  12701 S. Doty Ave., Chicago........................
                                                          784,080    Leased
  3151 S. California Ave., Chicago...................
                                                          513,500    Leased
  320 Railroad St., Joliet...........................
                                                           43,760    Leased
  1000 N. Washington, Kankakee.......................
                                                          217,800     Owned
  564 N. Entrance Ave., Kankakee.....................
                                                          206,910     Owned

Indiana
  3601 Canal St., East Chicago.......................
                                                          588,784     Owned
  425 W. 152(nd) St., East Chicago...................
                                                        1,263,240     Owned

Mississippi
  81 Morris Rd., Elliot..............................
                                                          604,837     Owned
  104 Port Rd., Fulton...............................
                                                          609,840    Leased
  2645 S. Harbor Front Rd., Greenville...............
                                                          532,437    Leased
  405 8(th) St., Greenwood...........................
                                                          194,289    Leased
  120-121 Apache Dr., Jackson........................
                                                           74,052     Owned
  111 West North St., Kosciusko......................
                                                          235,200     Owned
  304 West Bankhead St., New Albany..................
                                                            8,000    Leased
  2245 State Hwy 178, Sherman........................
                                                        2,336,868     Owned
  2337 South Veterans Blvd., Tupelo..................
                                                          506,922     Owned
  1510 West Churchill Rd., West Point................
                                                        1,356,148     Owned

New Jersey
  Foot of Hawkins St., Newark........................
                                                          382,846     Owned
  252-254 Doremus Ave., Newark.......................
                                                          384,000     Owned
  Port of Newark, Newark.............................
                                                          839,414    Leased
  303 Doremus Ave., Newark...........................
                                                          270,100    Leased
  72-78 Roanoke Ave., Newark.........................
                                                          358,684     Owned

Ohio
  4431 W. 130th St., Cleveland.......................
                                                        2,178,000    Leased
  Rte. 281 East, Defiance............................
                                                        3,267,000     Owned
  2535 Hill Ave., Toledo.............................
                                                          122,000     Owned

Pennsylvania
  2045 Lincoln Blvd., Elizabeth......................
                                                          423,054     Owned
  77 E. Railroad St., Monongahela....................
                                                          174,240     Owned

Tennessee
  540 Weakley St., Memphis...........................
                                                        1,298,611     Owned

                                                       APPROXIMATE   LEASED/
                      LOCATION                         SQUARE FEET    OWNED
                      --------                         -----------   -------
Texas
  90 Hirsch Rd., Houston.............................
                                                          378,972     Owned
  15-21 Japhet, Houston..............................
                                                        1,960,200     Owned
  1102 Navigation Blvd., Freeport....................
                                                          352,400    Leased

Utah
  3260 W. 500 South St., Salt Lake City..............
                                                          435,600     Owned

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

     In a letter dated July 13, 2005, we received notification from Schiavone of his demand seeking indemnification (including the advance of all costs, charges and expenses incurred by Schiavone in connection with his defense) from us to those claims made against Schiavone in the action brought by CTDEP. Schiavone's demand refers to his employment agreement and to the certificate of incorporation of MTLM-Connecticut, which provide for indemnification against claims by reason of his being or having been a director, officer, employee, or agent of MTLM-Connecticut, or serving or having served at the request of MTLM-Connecticut as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise to the fullest extent permitted by applicable law.

     We have engaged in settlement discussions with Joseph A. Schiavone Corp., Schiavone and CTDEP regarding the possible characterization of the North Haven Facility, and the subsequent remediation thereof should contamination be present at concentrations that require remedial action. We are currently working with an independent environmental consultant to implement a CTDEP approved characterization plan. We cannot provide assurances that we will be able to reach an acceptable settlement of this matter with the other parties.

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

Voluntary Disclosure to Department of Justice
     As a result of internal audits that we conducted, we determined that current and former employees of certain business units engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, we voluntarily disclosed our concerns regarding such cash payments to the U.S. Department of Justice. Our Board of Directors appointed a special committee, consisting solely of independent directors, to conduct an investigation of these activities. We are cooperating with the U.S. Department of Justice. We have implemented policies to eliminate such cash payments to industrial customers. During fiscal 2004, such cash payments to industrial customers represented approximately 0.7% of our consolidated ferrous and non-ferrous yard shipments. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. We are not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on us, if any, and accordingly, we have not recorded any amounts in the financial statements. We have incurred legal and other costs related to this matter of approximately $2.2 million in fiscal 2005 and $0.1 million in fiscal 2006. These expenses are included in general and administrative expenses on our consolidated statements of operations.

Metal Management, Inc. and Metal Management Midwest, Inc. v. Cozzi, et al.
     On July 15, 2005, we and our subsidiary Metal Management Midwest, Inc. ("MTLM-Midwest") filed a complaint (the "Complaint") against former officers and directors, Albert A. Cozzi, Frank J. Cozzi, and Gregory P. Cozzi (collectively, the "Defendants") in the Circuit Court of Cook County Illinois, County Department, Chancery Division. The Complaint seeks damages from Frank J. Cozzi and Gregory P. Cozzi for their actions in designing, implementing, and maintaining cash payment practices in MTLM-Midwest's accounts payable that violated our company policy and potentially federal law. The Complaint also alleges that the Defendants breached the non-competition and non-solicitation provisions of their respective separation and release agreements by seeking to engage in business activities and seeking to solicit suppliers, customers and service providers in competition with our business. The Complaint sought, among other things, monetary compensation for our actual losses and damages, and an injunction restraining and enjoining the Defendants from breaching their respective separation and release agreements. On October 21, 2005, Defendants moved to dismiss the Complaint or in the alternative to compel arbitration and stay the judicial proceedings. Defendants also filed a counterclaim seeking recovery of unpaid employee severance payments of approximately $1.2 million. On March 8, 2006, Judge Mary Anne Mason of the Circuit Court of Cook County granted the motion to compel arbitration and dismissed the lawsuit by virtue of an arbitration provision contained in the separation and release agreements. The parties now have filed for arbitration of the dispute before the American Arbitration Association.

ENVIRONMENTAL AND LABOR MATTERS
     On April 29, 1998, MTLM-Midwest acquired substantially all of the operating assets of 138 Scrap, Inc. ("138 Scrap") that were used in its scrap metal recycling business. Most of these assets were located at a recycling facility in Riverdale, Illinois (the "Facility"). In early November 2003, MTLM-Midwest was served with a Notice of Intent to Sue (the "Notice") by The Jeff Diver Group, L.L.C., on behalf of the Village of Riverdale, alleging, among other things, that the release or disposal of hazardous substances within the meaning of the CERCLA had occurred at an approximately 57 acre property in the Village of Riverdale (which includes the 8.8 acre Facility that was leased by MTLM-Midwest until December 31, 2003). The Notice indicates that the Village of Riverdale intends to file suit against MTLM-Midwest (directly and as a successor to 138 Scrap) and numerous other third parties under one or both of CERCLA and the Resource Conservation and Recovery Act. At this stage, we cannot predict MTLM-Midwest's potential liability, if any, in connection with such lawsuit or any required remediation. We believe that we have meritorious defenses to certain of the claims outlined in the Notice and MTLM-Midwest intends to vigorously defend itself against any claims ultimately asserted by the Village of Riverdale. In addition, although we believe that we would be entitled to indemnification from the prior owner of 138 Scrap for some or all of the obligations that may be imposed on MTLM-Midwest in connection with this matter under the agreement governing its purchase of the operating assets of 138 Scrap, we cannot provide assurances that the prior owner will have sufficient resources to fund any indemnifiable claims to which we may be entitled.

     On September 22, 2005 and September 23, 2005, CTDEP's Bureau of Water Management and Bureau of Waste Management each issued a Notice of Violation ("NOV") to our subsidiary, Metal Management Aerospace, Inc. ("MTLM-Aerospace"), for alleged violations at MTLM-Aerospace's facility, including, among other things (1) operation of a solid waste facility without the approval of CTDEP;
(2) failure to comply with certain environmental regulations regarding the handling of used oil, the performance of certain hazardous waste determinations, the disposal of PCBs and the discharge of oils and coolants; (3) failure to comply with certain discharge reporting obligations; (4) creation of certain potential environmental hazards; (5) inadequacy or improper maintenance of certain pollution management devices, including erosion and sediment controls and release detection for an underground diesel storage tank; (6) failure to comply with a pollution prevention plan; and (7) failure to comply with certain housekeeping and stormwater management requirements.

     On October 21, 2005, MTLM-Aerospace submitted substantive responses to CTDEP regarding the NOVs. At this time, we are unable to determine MTLM-Aerospace's potential liability in connection with these NOVs. We believe that MTLM-Aerospace has meritorious defenses to certain of the allegations outlined in the NOVs. Although we believe that by virtue of certain consent orders, Connecticut Transfer Act obligations, and lease/transactional documents executed by the lessor and former owner, certain environmental liabilities noted in the NOVs will be the responsibility of the lessor and former owner, there can be no assurance that the lessor and former owner will have sufficient resources to fund any or all of such liabilities.

     On November 24, 2005, OSHA commenced an investigation into a recent accident at our Newark facility that involved an employee fatality. A one count citation was issued to the Newark facility, which included a $10 thousand penalty. The citation has been accepted and the penalty was paid in May 2006.

     On December 30, 2005, MTLM-Aerospace received two citations from OSHA. The citations resulted from inspections of MTLM-Aerospace's facility during the third quarter of fiscal 2006. MTLM-Aerospace's contest of those citations was settled through an Informal Settlement Agreement completed January 23, 2006. As part of this Informal Settlement Agreement, MTLM-Aerospace paid a penalty of approximately $25 thousand and submitted various abatement certifications in response to certain alleged violations. Only one action item from the Informal Settlement Agreement has yet to be completed. Specifically, MTLM-Aerospace is undertaking the revision of its preventive maintenance and safety committee program. MTLM-Aerospace has requested an extension until August 30, 2006 to complete this effort. MTLM-Aerospace is waiting for OSHA's response to this request. Since the preventative maintenance program will be completed using existing internal resources, it is not expected that this effort will result in significant out-of-pocket expense.

     On March 16, 2006, USEPA issued a subpoena to both MTLM-Aerospace as well as the current landlord and former operator requesting detailed information with reference to alleged PCB contamination at MTLM-Aerospace's facility. The responses to the subpoena were submitted to the USEPA on May 4, 2006. At this time, we are unable to determine our potential liability in connection with this subpoena. We believe that we have meritorious defenses to certain of the allegations outlined in the subpoena. Although we believe that by virtue of certain lease/transactional documents executed by the lessor and former operator, certain environmental liabilities noted in the USEPA's subpoena will be the responsibility of the lessor and former operator, there can be no assurance that the lessor and former operator will have sufficient resources to fund any or all of such liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the fourth quarter of fiscal 2006.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On June 12, 2003, our common stock commenced trading on the Nasdaq National Market System under the symbol "MTLM." From March 7, 2003 to June 11, 2003, our common stock traded on the Nasdaq SmallCap Market under the symbol "MTLM." Prior to March 7, 2003, our common stock traded on the OTC Bulletin Board System. The following table sets forth the reported high and low closing sales prices for our common stock for the periods indicated.

                                                       HIGH     LOW
                                                       ----     ---
FISCAL YEAR ENDED MARCH 31, 2006
Fourth Quarter......................................  $32.25   $23.48
Third Quarter.......................................   25.86    22.93
Second Quarter......................................   27.62    19.64
First Quarter.......................................   25.96    16.88

FISCAL YEAR ENDED MARCH 31, 2005
Fourth Quarter......................................  $30.24   $22.94
Third Quarter.......................................   28.98    16.51
Second Quarter......................................   20.77    16.12
First Quarter.......................................   19.81    12.00

Holders
     As of May 10, 2006, we had approximately 1,350 registered shareholders based on our transfer agent's records. On May 10, 2006, the closing price per share of our common stock as reported on the Nasdaq National Market System was $34.49 per share.

Dividends
     In fiscal 2005, we initiated a quarterly dividend of $0.075 per share. In fiscal 2006 we paid our stockholders four quarterly cash dividends of $0.075 per share of common stock, or approximately $7.6 million in the aggregate. Our New Credit Agreement allows us to pay dividends as long as we are in compliance with all financial covenants and the amount of dividends paid does not exceed $50 million for any consecutive 12 month period. We anticipate that our Board of Directors will continue to declare cash dividends; however, the continuance of cash dividends is not guaranteed and is dependent on many factors some of which are outside of our control.

Unregistered Sales of Common Stock
     During fiscal 2006, we sold 202,000 shares of our common stock pursuant to exercise of warrants held by our employees. There were eleven exercise transactions in fiscal 2006 and the average exercise price for each transaction was $3.62 per share. We received proceeds of approximately $0.7 million from these sales. The sales are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the grant of warrants, and the issuance of shares of common stock upon exercise of such warrants, were made to a limited number of our employees without public solicitation.

     During the fourth quarter of fiscal 2006, we sold 87,541 shares of our common stock pursuant to exercise of Series A warrants that were issued to our predecessor company shareholders in connection with our emergence from bankruptcy on June 29, 2001. We received proceeds of approximately $1.9 million from these sales and used the proceeds for general corporate purposes. The sales are exempt from registration pursuant to Section 1145(a) of the Bankruptcy Code (Title 11, United States Code).

Issuer Purchases of Securities
     We did not repurchase any equity securities during the fourth quarter of fiscal 2006.

Securities Authorized for Issuance Under Existing Equity Compensation Plans
     The information required under this item is incorporated by reference from the section entitled "Securities Authorized for Issuance Under Existing Equity Compensation Plans" in our definitive proxy statement, which will be filed with the SEC no later than July 31, 2006.

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

                                              PREDECESSOR   |                               REORGANIZED
                                                COMPANY     |                                 COMPANY
                                              --------------|--------------------------------------------------------------------
                                                 THREE      |       NINE
                                                MONTHS      |      MONTHS
(IN THOUSANDS, EXCEPT PER SHARE DATA)            ENDED      |       ENDED                    YEARS ENDED MARCH 31,
                                               JUNE 30,     |     MARCH 31,   ---------------------------------------------------
                                                 2001       |       2002        2003         2004          2005          2006
STATEMENT OF OPERATIONS DATA:                    ----       |       ----        ----         ----          ----          ----
                                                            |
Net sales                                     $  166,268    |     $464,795    $ 770,009   $ 1,083,413   $ 1,701,958   $ 1,589,126
Cost of goods sold (excluding                               |
  depreciation)                                  149,216    |      409,180      664,868       923,000     1,460,614     1,400,285
General and administrative expense(a)             11,686    |       34,237       50,544        60,963        79,816        81,576
Depreciation and amortization                      4,718    |       13,673       17,533        18,193        18,634        19,192
Asset impairment and severance                              |
  charges(b)                                       1,941    |        3,944         (695)        6,198             -         1,306
Operating income (loss)                           (1,293)   |        3,761       37,759        75,059       142,894        86,767
Interest expense                                  (5,169)   |       (9,450)     (11,129)       (6,925)       (3,298)       (1,578)
Reorganization items(c)                         (135,364)   |          457            -             -             -             -
Net income (loss)                             $  128,599    |     $ (6,083)   $  20,501   $    51,389   $    92,250   $    60,264
                                                            |
Net income (loss) per share:                                |
  Basic                                       $     2.09    |     $  (0.30)   $    1.01   $      2.42   $      3.96   $      2.45
  Diluted                                     $     2.09    |     $  (0.30)   $    0.99   $      2.27   $      3.74   $      2.35
                                                            |
Cash dividends declared per share             $     0.00    |     $   0.00    $    0.00   $      0.00   $      0.15   $      0.30
                                                            |
Weighted average shares outstanding               61,731    |       20,239       20,323        21,243        23,279        24,579
Weighted average diluted shares                             |
  outstanding                                     61,731    |       20,239       20,741        22,653        24,659        25,670
                                                            |
SALES VOLUMES:                                              |
Ferrous (tons)                                       974    |        2,964        4,137         4,403         4,668         4,447
Non-ferrous (lbs.)                               123,308    |      324,328      442,234       424,494       499,276       486,528
Brokerage - ferrous (tons)                           125    |          225          454           304           219           263
Brokerage - non-ferrous (lbs.)                     5,216    |       11,867       10,688         4,506         3,210         6,188

                                                                    REORGANIZED COMPANY
                                                    ----------------------------------------------------
                                                                         MARCH 31,
                                                    ----------------------------------------------------
                                                      2002       2003       2004       2005       2006
(in thousands)                                        ----       ----       ----       ----       ----
BALANCE SHEET DATA:
Cash and short-term investments                     $    838   $    869   $  1,155   $ 52,821   $ 73,752
Working capital                                       52,474     (9,691)    80,740    153,198    190,946
Total assets                                         257,108    248,651    406,416    478,782    555,317
Total debt (including current maturities)            133,960     89,610     44,297      2,531      3,248
Common stockholders' equity                           59,487     78,282    202,839    312,616    383,889

-------------------------------------

  (a) Fiscal 2004, 2005 and 2006 includes stock-based compensation expense of $1.0 million, $4.8 million and $7.2 million, respectively.

  (b) Asset impairment and severance charges consist of the following items (in thousands):

                                                      PREDECESSOR  |                  REORGANIZED
                                                        COMPANY    |                    COMPANY
                                                      -------------|---------------------------------------------
                                                         THREE     |     NINE
                                                        MONTHS     |    MONTHS
                                                         ENDED     |     ENDED         YEARS ENDED MARCH 31,
                                                       JUNE 30,    |   MARCH 31,   ------------------------------
                                                         2001      |     2002      2003     2004    2005    2006
                                                         ----      |     ----      ----     ----    ----    ----
                                                                   |
Impairment of long-lived assets                         $1,941     |    $3,944     $(695)  $    0    $0    $1,306
Severance, facility closure charges and other                0     |         0         0    6,198     0         0
                                                        ------     |    ------     -----   ------    --    ------
                                                        $1,941     |    $3,944     $(695)  $6,198    $0    $1,306
                                                        ======     |    ======     =====   ======    ==    ======

  (c) The three months ended June 30, 2001 includes $145.7 million of income related to the discharge of indebtedness in accordance with our emergence from bankruptcy.

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

OVERVIEW
     We are one of the largest domestic scrap metal recycling companies with approximately 50 facilities in 16 states. We enjoy leadership positions in many major metropolitan markets, such as Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Newark, New Haven, Phoenix, Pittsburgh, Salt Lake City, Toledo and Tucson.

     Our operations primarily involve the collection and processing of ferrous and non-ferrous scrap metals. We collect industrial scrap metal and obsolete scrap metal, process it into reusable forms and supply the recycled scrap metals to our customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metal brokers. In addition to buying, processing and selling ferrous and non-ferrous scrap metals, we are periodically retained as demolition contractors in certain of our large metropolitan markets in which we dismantle obsolete machinery, buildings and other structures containing metal and, in the process, collect both the ferrous and non-ferrous scrap metals from these sources. At certain of our locations adjacent to commercial waterways, we provide stevedoring services. We also operate a bus dismantling business combined with a bus replacement parts business in Newark, New Jersey. Revenues from our demolition, stevedoring and bus dismantling businesses are deminimus when compared to revenues generated by scrap metal recycling.

RECENT EVENTS
     On February 27, 2006, we acquired the assets of Morris Recycling, Inc. ("Morris") for a purchase price of approximately $25.8 million, which included transaction costs and a working capital adjustment that was paid in April 2006. Morris is a full service scrap metal recycler serving Mississippi and portions of Arkansas, Tennessee and Alabama. Through its 10 operating facilities, including a shredding plant adjacent to the Mississippi River, Morris handles approximately 240,000 tons of ferrous metals and approximately 32 million pounds of non-ferrous metals annually.

     On April 1, 2006, Norman R. Bobins was appointed to our Board of Directors. Mr. Bobins is the President and Chief Executive Officer of LaSalle Bank Corporation. Mr. Bobins filled a vacancy on our Board created by the retirement of Kevin P. McGuinness. Mr. McGuinness serves as Director Emeritus.

     On April 7, 2006, we completed a land purchase in Newark, New Jersey, next to our Hawkins Street facility, on which a mega-shredder will be installed. The total cost of the land purchase was $10.0 million. We estimate the costs to acquire and install equipment related to the mega-shedder to be in the range of $17 million to $19 million in addition to the cost of the land. We expect the mega-shredder will be operational in April 2007.

     On April 19, 2006, we purchased a stevedoring crane for our facility at Port Newark terminal. The stevedoring crane will be utilized in our material handling activities. The cost of the stevedoring crane was approximately $6.0 million.

     On April 28, 2006, we and our joint venture partner in Southern Recycling, LLC ("Southern") sold our membership interests to European Metal Recycling Ltd. for $161.4 million in cash. Based upon our ownership interest, we received approximately $46 million in cash. We expect to record a pre-tax gain from the sale of our ownership interest in the range of $25 million to $27 million in our first quarter of fiscal 2007.

     On May 9, 2006, we entered into a $300 million secured five-year revolving credit and letter of credit facility, with a maturity date of May 1, 2011 (the "New Credit Agreement"). The New Credit Agreement replaces our existing $200 million secured revolving and letter of credit facility, as amended, which had a maturity date of June 28, 2008 (the "Old Credit Agreement").

     On May 16, 2006, we acquired substantially all of the assets of a scrap metal recycling yard located in East Chicago, Indiana from Omnisource Corporation. This yard handles approximately 430,000 tons of ferrous metals and approximately 10 million pounds of non-ferrous metals annually. The acquisition was paid for using cash balances.

RESULTS OF OPERATIONS
     Our operating results for fiscal 2006, fiscal 2005, and fiscal 2004 were strong which is attributable to favorable industry conditions, a careful focus on internal operations, and financial discipline. In each of the last three fiscal years, we have generated net income in excess of $51 million and net sales exceeding $1 billion. In fiscal 2005, we generated sales and net income of $1.7 billion and $92.3 million, respectively, which are record results for Metal Management. In fiscal 2006, our net sales and net income were strong but were lower than the record results in fiscal 2005. In fiscal 2006, we generated net sales and net income of $1.6 billion and $60.3 million, respectively.

     Over the last three fiscal years, we have experienced strong industry conditions but also encountered extreme volatility in ferrous scrap prices. Our results during the last three fiscal years have generally received support from strong markets in the U.S. for steel and, from time to time, we have experienced periodic strength and at other times, some relative weakness from export markets. Our average ferrous selling price per ton for fiscal 2006, fiscal 2005, and fiscal 2004 were $229, $261, and $174, respectively. Changes in ferrous scrap prices can cause collection rates for ferrous scrap to increase (when prices are higher) or decrease (when prices are lower) and these variations have had a significant affect on sales volumes we have handled through our scrap yards. Changing volumes is also a key driver of our results along with changing prices.

     We also believe our favorable results over the last three fiscal years are a function of demand from industrializing countries such as China, Turkey and India who have become significant consumers of industrial metals and especially non-ferrous metals. Our non-ferrous sales have increased to represent as much as 31% of our sales in fiscal 2006 compared to 24% in each of fiscal 2005 and fiscal 2004, and much of that demand is from China. Many analysts and media reporters believe that Chinese demand for non-ferrous metals is in large part the reason for the extremely high prices of non-ferrous metals when compared to historical averages. Some sources have attributed the high non-ferrous metal prices to possible speculation by institutional investors. On May 11, 2006, the spot copper price on COMEX was $4.03 per pound and the spot aluminum price on the London Metals Exchange ("LME") was $1.49 per pound, which are very high prices based on historical prices for these commodities.

     The following table sets forth selected statement of operations and sales volume data for the past three fiscal years.

STATEMENT OF OPERATIONS SELECTED ITEMS ($ IN THOUSANDS)

                                                       YEARS ENDED MARCH 31,
                                    ------------------------------------------------------------
                                       2006        %        2005        %        2004        %
                                       ----        -        ----        -        ----        -
SALES BY COMMODITY:
  Ferrous metals                    $1,019,856    64.2%  $1,218,079    71.6%  $  766,649    70.8%
  Non-ferrous metals                   484,748    30.5      406,864    23.9      254,737    23.5
  Brokerage - ferrous                   55,953     3.5       54,080     3.2       42,548     3.9
  Brokerage - non-ferrous                6,507     0.4        3,350     0.2        2,017     0.2
  Other                                 22,062     1.4       19,585     1.1       17,462     1.6
                                    ----------   -----   ----------   -----   ----------   -----
Net sales                            1,589,126   100.0%   1,701,958   100.0%   1,083,413   100.0%

Cost of sales (excluding
  depreciation)                      1,400,285    88.1    1,460,614    85.8      923,000    85.2
General and administrative expense      81,576     5.1       79,816     4.7       60,963     5.6
Depreciation and amortization           19,192     1.2       18,634     1.1       18,193     1.7
Asset impairment and severance           1,306     0.1            0     0.0        6,198     0.6
Income from joint ventures               9,716     0.6       14,200     0.8        8,300     0.8
Interest expense                        (1,578)    0.1       (3,298)    0.2       (6,925)    0.7
Interest and other income, net           1,891     0.1          257     0.0         (902)    0.1
Loss on debt extinguishment                  0     0.0       (1,653)    0.1         (363)    0.0
Provision for income taxes              36,532     2.3       60,150     3.5       23,780     2.2
Net income                          $   60,264     3.8%  $   92,250     5.4%  $   51,389     4.7%



                                       2006                 2005                 2004
SALES VOLUME BY COMMODITY              ----                 ----                 ----
(IN THOUSANDS):
Ferrous metals (tons)                    4,447                4,668                4,403
Non-ferrous metals (lbs.)              486,528              499,276              424,494
Brokerage - ferrous (tons)                 263                  219                  304
Brokerage - non-ferrous (lbs.)           6,188                3,210                4,506

FISCAL 2006 COMPARED TO FISCAL 2005

NET SALES
     Consolidated net sales decreased by $112.8 million (6.6%) to $1.6 billion in fiscal 2006 compared to consolidated net sales of $1.7 billion in fiscal 2005. The decrease in consolidated net sales was primarily due to lower average selling prices for ferrous products and decreases in metals processed and sold.

Ferrous Sales
     Ferrous sales decreased by $198.2 million (16.3%) to $1.0 billion in fiscal 2006 compared to ferrous sales of $1.2 billion in fiscal 2005. The decrease was attributable to lower average selling prices and lower sales volumes that declined by 221,000 tons (4.7%). The average selling price for ferrous products was approximately $229 per ton in fiscal 2006 which represents a decrease of approximately $32 per ton (12.1%) from fiscal 2005. Fiscal 2005 demonstrated very high ferrous scrap prices in our second and third fiscal quarters. Ferrous prices declined significantly from March 2005 through June 2005. The decrease in selling prices for ferrous scrap is generally evident in data published by the American Metal Market ("AMM"). According to AMM, the average price for #1 Heavy Melting Steel Scrap - Chicago ("#1 HMS"), which is a common indicator for ferrous scrap, was approximately $206 per ton in fiscal 2006 compared to approximately $214 per ton in fiscal 2005. As evidenced by the table below, #1 HMS average prices fell in the first and second quarters of fiscal 2006, before recovering in the third quarter of fiscal 2006. This decline impacted our ferrous sales during the first half of fiscal 2006.

                                        FISCAL 2006   FISCAL 2005
AVERAGE PRICE FOR #1 HMS (PER TON)      -----------   -----------
First Quarter                              $ 174         $ 195
Second Quarter                             $ 189         $ 230
Third Quarter                              $ 231         $ 236
Fourth Quarter                             $ 232         $ 194

     Sales volumes during fiscal 2006 decreased due to lower domestic demand for our ferrous scrap in the first half of the fiscal year, which also led to lower flows of scrap into our yards. In the second half of the fiscal year, domestic demand and scrap prices rebounded resulting in higher ferrous sales in the third and fourth quarters. Domestic demand for scrap metal has also been favorably impacted by higher prices for scrap substitute products such as DRI and HBI relative to obsolete grades of scrap metal, and by lower levels of imports of scrap metal to the U.S. occasioned by considerations including a relatively weaker U.S. dollar.

Non-ferrous Sales
     Non-ferrous sales increased by $77.8 million (19.1%) to $484.7 million in fiscal 2006 compared to non-ferrous sales of $406.9 million in fiscal 2005. The increase was due to higher average selling prices offset, in part, by lower sales volumes. In fiscal 2006, the average selling price for non-ferrous products increased by approximately $0.18 per pound (22.2%) to $1.00 per pound, while non-ferrous sales volumes decreased by 12.7 million pounds (2.6%) compared to fiscal 2005.

     Our non-ferrous operations have benefited from rising prices for copper, aluminum and stainless steel (nickel base metal). The increase in non-ferrous prices is evident in data published by LME and COMEX. According to COMEX data, average prices for copper were 39% higher in fiscal 2006 compared to fiscal 2005. According to LME data, average prices for aluminum and nickel were higher by 14% and 5%, respectively, in fiscal 2006 compared to fiscal 2005.

     Our non-ferrous sales volumes decline was attributable to lower stainless steel sales, which decreased by approximately 24.8 million pounds (12.1%). Demand for stainless steel was weak during fiscal 2006, especially in our third fiscal quarter, as stainless steel mills adjusted downward their inventory levels. Excluding our stainless steel sales volumes, sales volumes for our other non-ferrous products increased by 12.1 million pounds (4.5%). This increase is primarily due to strong demand from export consumers which has led us to expand our non-ferrous product line. In addition, strong demand and favorable industry conditions for the aerospace industry has resulted in increased sales prices and volumes for titanium and high-temperature alloys.

     Our non-ferrous sales are also impacted by the mix of non-ferrous metals sold. Generally, prices for copper are higher than prices for aluminum which is in turn higher than prices for stainless steel. In addition, the amount of high-temperature alloys that we sell and the selling prices for these metals will impact our non-ferrous sales as prices for these metals are generally higher than other non-ferrous metals.

Brokerage Sales
     Brokerage ferrous sales increased by $1.9 million (3.5%) to $56.0 million in fiscal 2006 compared to brokerage ferrous sales of $54.1 million in fiscal 2005. The increase was due to higher brokered sales volume, partially offset by a decrease in average selling prices. In fiscal 2006, brokered sales volumes increased by 44,000 tons (20.0%) while average selling prices decreased by approximately $34 per ton (13.8%) to $213 per ton compared to fiscal 2005.

     The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap metal are generally associated with higher unit prices.

     Brokerage non-ferrous sales increased by $3.1 million (94.2%) to $6.5 million in fiscal 2006 compared to brokerage non-ferrous sales of $3.4 million in fiscal 2005. The increase was due to higher sales volumes, which increased by
3.0 million pounds (92.8%) compared to fiscal 2005. Margins associated with brokered non-ferrous metals are narrow so variations in this product category are not as significant to us as variations in other product categories.

Other Sales
     Other sales are primarily derived from our stevedoring and bus dismantling operations. Stevedoring is a fee for service business primarily associated with our dock operations at Port Newark terminal. The increase in other sales in fiscal 2006 is a result of higher stevedoring revenue, which increased by $3.2 million compared to fiscal 2005.

COST OF SALES (EXCLUDING DEPRECIATION)
     Cost of sales decreased by $60.3 million (4.1%) to $1.4 billion in fiscal 2006 compared to cost of sales of $1.46 billion in fiscal 2005. The decrease is primarily due to lower material costs, which declined by $74.3 million (6.3%). The decrease in material costs was partially offset by higher freight and processing costs. Freight costs were higher by $7.0 million (5.7%) due to increases in freight rates resulting from higher fuel costs and a slight increase in tons exported as well as a greater percentage of sales being made on delivered contracts. Processing costs increased by $6.9 million (4.2%) mainly due to higher fuel, operating supplies, waste disposal and lease expense.

     Cost of sales represented 88.1% of consolidated net sales in fiscal 2006 compared to 85.8% of consolidated net sales in fiscal 2005. The increase in cost of sales percentage was due to processing costs that did not decline commensurately with the decline in sales.

GENERAL AND ADMINISTRATIVE EXPENSE
     General and administrative expense was $81.6 million in fiscal 2006 compared to general and administrative expense of $79.8 million in fiscal 2005. The increase resulted from higher compensation expense and stock-based compensation offset in part, by lower professional fees.

     Compensation expense in fiscal 2006 increased by $2.1 million due to higher salaries and increased headcount, offset by lower incentive compensation expense, compared to fiscal 2005. Our incentive compensation plans are generally measured as a function of return on net assets. We recorded $16.9 million of expense in connection with the employee incentive compensation plans in fiscal 2006 compared to $17.6 million of expense in fiscal 2005.

     Stock-based compensation expense was $7.2 million in fiscal 2006 compared to stock-based compensation expense of $4.8 million in fiscal 2005. The increase was due to expense associated with restricted stock grants of approximately 220,000 shares made in fiscal 2006. The restricted stock generally vests over a period of 2 to 4 years and is subject to forfeiture if certain employment conditions are not satisfied.

     Professional fees were $1.4 million lower in fiscal 2006 compared to fiscal 2005. The decrease was due to $2.2 million of legal fees and related costs incurred in fiscal 2005 resulting from the investigations performed in connection with our voluntary disclosure to the U.S. Department of Justice regarding cash payments made to certain industrial account suppliers (see Part I, Item 3 of this report). In fiscal 2006, only $0.1 million of professional fees were incurred relating to this matter.

DEPRECIATION AND AMORTIZATION
     Depreciation and amortization expense was $19.2 million in fiscal 2006 compared to depreciation and amortization expense of $18.6 million in fiscal 2005. Depreciation expense increased as a result of higher capital expenditures over the last two fiscal years. We expect depreciation expense to continue to increase as we invest in our equipment and operations.

ASSET IMPAIRMENT AND SEVERANCE CHARGES
     In fiscal 2006, we completed a strategy designed to improve the profitability of our Chicago-area scrap yards. As a part of that strategy, a decision was made to consolidate processing activities at the Chicago-area scrap yards which resulted in the idling of a shredder and a baler. The baler was sold to a third party at approximately its net book value. The shredder is categorized as held and used and its carrying value was written down to its estimated fair value resulting in a $1.0 million asset impairment charge.

     We evaluated the recoverability of the customer list intangible asset and determined that the retention rate of the customers was lower than anticipated in the original intangible asset appraisal. As a result, we recorded an asset impairment charge of $0.3 million related to the customer list intangible asset.

INCOME FROM JOINT VENTURES
     Income from joint ventures was $9.7 million in fiscal 2006 compared to income from joint ventures of $14.2 million in fiscal 2005. Income recognized from joint ventures primarily represented our 28.5% share of income from Southern. The decline in income from joint ventures is primarily attributable to business interruptions at Southern as a result of Hurricane Katrina in August 2005, relatively weaker demand and prices for ferrous scrap metals in fiscal 2006 and losses incurred by our Metal Management Nashville, LLC ("Nashville") joint venture.

     Income from Southern in fiscal 2006 includes gains from insurance settlements related to damages from Hurricane Katrina. Our share of earnings from the insurance gains was $1.8 million. As stated above, we sold our membership interest in Southern in April 2006. In fiscal 2007, we will recognize a pre-tax gain on the sale of our membership interest in Southern in the range of $25 million to $27 million.

     Losses incurred at our Nashville joint venture are primarily associated with start-up expenses that continue to be incurred during the installation of a mega-shredder and a full-service scrap yard. We expect the mega-shredder to be operational in Nashville in June 2006. The decline in income from Southern and Nashville was mitigated, to some degree, by income from our joint venture in Albany, New York, which commenced operations in March 2005 and is performing well.

INTEREST EXPENSE
     Our interest expense in fiscal 2006 primarily consisted of amortization of deferred financing costs, unused line fees under our Old Credit Agreement and interest on mortgage loans. Interest expense was $1.6 million in fiscal 2006 compared to interest expense of $3.3 million in fiscal 2005. The decrease was a result of less debt. Average debt was approximately $2.5 million in fiscal 2006 compared to average debt of approximately $37.1 million in fiscal 2005.

INTEREST AND OTHER INCOME
     Interest and other income was $1.9 million in fiscal 2006 compared to $0.3 million in fiscal 2005. The increase was due to dividend and interest income earned on our cash and short-term investments. In fiscal 2005, we did not have any short-term investments. In addition, we received insurance reimbursements of $0.7 million in fiscal 2006.

LOSS ON DEBT EXTINGUISHMENT
     In fiscal 2005, we recognized a loss on debt extinguishment of $1.7 million associated with the repayment of our previous credit agreement with proceeds from the Old Credit Agreement. This amount represented a write-off of a portion of the unamortized deferred financing costs associated with the previous credit agreement.

INCOME TAXES
     In fiscal 2006, we recognized income tax expense of $36.5 million resulting in an effective tax rate of 37.7%. In fiscal 2005, our income tax expense was $60.2 million resulting in an effective tax rate of 39.5%. The effective tax rate differs from the federal statutory rate mainly due to state taxes and permanent tax items. The decrease in the effective tax rate was due to higher benefits from the extra-territorial income ("ETI") deduction and the new domestic manufacturing deduction.

     On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The provision of the AJCA that mainly impacted us was the phase-out of the ETI deduction, which will be completely eliminated by December 31, 2006. The ETI deduction was replaced by a domestic manufacturing deduction, which reduced our effective tax rate by 0.5% in fiscal 2006. However, we expect the benefits of the domestic manufacturing deduction to be less than the benefits provided by the ETI deduction, which will negatively impact our effective tax rate in future periods.

     In November 2005, the Internal Revenue Service ("IRS") commenced an examination of our federal income tax return for fiscal 2004. In March 2006, the IRS completed its exam and did not make any changes to our fiscal 2004 tax return. As a result, we reassessed our liabilities for tax contingencies to reflect the closure of the IRS audit for fiscal 2004 and recorded a $0.3 million reduction in these liabilities during the fourth quarter of fiscal 2006.

NET INCOME
     Net income was $60.3 million in fiscal 2006 compared to net income of $92.3 million in fiscal 2005. Net income decreased due to lower material margins realized on ferrous products, lesser unit shipments, lower income from joint ventures, increased general and administrative expense, and asset impairment charges recorded in fiscal 2006.

FISCAL 2005 COMPARED TO FISCAL 2004

NET SALES
     Consolidated net sales increased by $618.5 million (57.1%) to $1.7 billion in fiscal 2005 compared to consolidated net sales of $1.1 billion in fiscal 2004. The increase in consolidated net sales was primarily due to higher average selling prices for both ferrous and non-ferrous products and also due to increases in metals processed and sold.

Ferrous Sales
     Ferrous sales increased by $451.4 million (58.9%) to $1.2 billion in fiscal 2005 compared to ferrous sales of $766.7 million in fiscal 2004. The increase was attributable to higher average selling prices combined with an increase in sales volumes. The average selling price for ferrous products was approximately $261 per ton in fiscal 2005 which represented an increase of approximately $87 per ton (49.9%) from fiscal 2004. The increase in selling prices for ferrous scrap was evident in the average price for #1 HMS, which was approximately $214 per ton in fiscal 2005 compared to approximately $143 per ton in fiscal 2004.

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

     The increase in non-ferrous prices was evident in data published by LME and COMEX. According to LME data, average prices for nickel and aluminum were 25% and 28%, respectively, higher in fiscal 2005 compared to fiscal 2004. According to COMEX data, average prices for copper were 45% higher in fiscal 2005 compared to fiscal 2004.

     Our non-ferrous sales volumes increased due to our efforts to expand that product line and reflected greater demand from our non-ferrous consumers. In fiscal 2004, domestic supply of non-ferrous metals was impacted by lower output from U.S. industrial production and international demand was lower compared to fiscal 2005. The improvement in the U.S. economy in fiscal 2005, coupled with improvements in economies in other countries, led to increased supply and demand for non-ferrous products, mainly in copper, aluminum and stainless steel.

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

Other Sales
     The increase in other sales in fiscal 2005 was a result of higher stevedoring revenue, which increased by $2.9 million compared to fiscal 2004.

COST OF SALES (EXCLUDING DEPRECIATION)
     Cost of sales increased by $537.6 million (58.2%) to $1.46 billion in fiscal 2005 compared to cost of sales of $923.0 million in fiscal 2004. The increase was primarily due to higher material costs, which increased by $479.5 million. In addition, freight increased by $33.2 million and processing costs increased by $24.8 million.

     Freight costs were higher due to higher freight rates and a greater percentage of sales accomplished on delivered terms (for which we pay freight). Processing costs were higher due to increases in labor costs, repairs and maintenance and fuel and operating supplies. The increase in labor costs was due to additional headcount and overtime resulting from the increased demand for our products. The increase in other processing costs was due to additional tons of scrap metal processed.

     Cost of sales represented approximately 85.8% of consolidated net sales in fiscal 2005 compared to 85.1% of consolidated net sales in fiscal 2004. The slight increase in cost of sales percentage was due to higher material costs.

GENERAL AND ADMINISTRATIVE EXPENSE
     General and administrative expense was $79.8 million in fiscal 2005 compared to general and administrative expense of $61.0 million in fiscal 2004. The increase resulted from higher compensation expense, medical claims expense, professional fees and stock-based compensation.

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

     Stock-based compensation expense was $4.8 million in fiscal 2005 compared to stock-based compensation expense of $1.0 million in fiscal 2004. The increase was due to expense associated with restricted stock grants made since March 31, 2004 and expense associated with restricted stock grants made in January 2004 for which we incurred a full year of expense in fiscal 2005.

DEPRECIATION AND AMORTIZATION
     Depreciation and amortization expense was $18.6 million in fiscal 2005 compared to depreciation and amortization expense of $18.2 million in fiscal 2004. Our depreciation expense remained relatively unchanged in fiscal 2005 due to our decision to acquire new material handling equipment financed through operating leases which contained attractive terms compared to purchasing the equipment.

ASSET IMPAIRMENT AND SEVERANCE CHARGES
     In fiscal 2004, we incurred $6.2 million of severance charges related to a management realignment. This management realignment resulted in the recognition of $6.2 million of expenses primarily in connection with aggregate severance payments, benefits, and expense associated with the acceleration of vesting of restricted stock.

INCOME FROM JOINT VENTURES
     Income from joint ventures was $14.2 million in fiscal 2005 compared to income from joint ventures of $8.3 million in fiscal 2004. Income recognized from joint ventures in fiscal 2005 primarily represented our 28.5% share of income from Southern. The increase in income was due to the favorable scrap markets in fiscal 2005. Southern is primarily a processor of ferrous metals and its results benefited from increased demand and strong market conditions.

INTEREST EXPENSE
     Interest expense was $3.3 million in fiscal 2005 compared to interest expense of $6.9 million in fiscal 2004. The decrease was a result of less debt offset, in part, by higher effective interest rates. Average debt was approximately $37.1 million in fiscal 2005 compared to average debt of approximately $72.0 million in fiscal 2004.

     Our effective interest rate was 22 basis points higher in fiscal 2005 compared to fiscal 2004 due to increases in market interest rates and higher undrawn facility fees resulting from increased availability under our Old Credit Agreement.

LOSS ON DEBT EXTINGUISHMENT
     In fiscal 2005, we recognized a loss on debt extinguishment of $1.7 million associated with the repayment of our previous credit agreement with proceeds from our Old Credit Agreement. This amount represented a write-off of a portion of the unamortized deferred financing costs associated with the previous credit agreement.

     In fiscal 2004, we recognized a loss on debt extinguishment of $0.4 million associated with the repurchase and redemption of $31.5 million, 12.75% junior secured notes in August 2003 and September 2003. This amount represented a premium paid to accomplish the repurchase of the junior secured notes.

INCOME TAXES
     In fiscal 2005, we recognized income tax expense of $60.2 million resulting in an effective tax rate of 39.5%. In fiscal 2004, our income tax expense was $23.8 million resulting in an effective tax rate of 31.6%. The effective tax rate differs from the federal statutory rate mainly due to state taxes and permanent tax items. The increase in the effective tax rate was due to certain elements of executive compensation that were non-deductible for tax purposes.

     Our cash taxes paid in fiscal 2005 were significantly lower than our income tax expense due to the utilization of net operating loss ("NOL") carryforwards and other deferred tax assets. As a result of our strong operating performance in fiscal 2005, we fully utilized our federal NOL carryforwards.

NET INCOME
     Net income was $92.3 million in fiscal 2005 compared to net income of $51.4 million in fiscal 2004. Net income increased due to higher material margins realized on both ferrous and non-ferrous products, increased unit shipments, higher income from joint ventures, and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES
     Our financial condition remained strong in fiscal 2006. We had no borrowings outstanding on our Old Credit Agreement and had cash, cash equivalents and short-term investments of $73.8 million at March 31, 2006. Our primary source of working capital is our cash and short-term investments, collections from customers and financing available under our New Credit Agreement.

Cash Flows
     Net cash provided by operating activities was $72.6 million in fiscal 2006 compared to $122.0 million in fiscal 2005. Cash from operating activities decreased due to lower net income ($32.0 million) and a decrease in the impact of non-cash items ($24.7 million) offset, in part, by a smaller increase in working capital in fiscal 2006. Working capital reduced cash flows from operating activities by $16.4 million in fiscal 2006 compared to a reduction of $23.6 million to cash flows from operating activities in fiscal 2005. The working capital improvement was primarily in inventories which were reduced by $1.0 million in fiscal 2006 compared to an increase of $16.2 million in fiscal 2005.

     Net cash used in investing activities was $88.0 million in fiscal 2006 compared to $29.4 million in fiscal 2005. The increase was due to $24.1 million of cash used to acquire Morris, higher capital expenditures and the purchase of short-term investments. Capital expenditures increased by $12.6 million in fiscal 2006 as a result of investments into our operations and for new equipment. We plan to continue investing in our operations to improve operational efficiency and create competitive advantages. In addition, in fiscal 2006, we began to invest our excess cash in auction-rate securities, which resulted in a net investment of $36.0 million.

     Net cash provided by financing activities was $0.3 million in fiscal 2006 compared to net cash used in financing activities of $40.9 million in fiscal 2005. In fiscal 2005, cash flows generated from operations were primarily used to repay debt. In fiscal 2006, our primary financing activities related to our stockholders' equity. We received $8.2 million of cash from the exercise of stock options and warrants and paid cash dividends of $7.6 million.

Indebtedness
     Our New Credit Agreement, due May 1, 2011, replaced our previous $200 million secured revolving and letter of credit facility, as amended, which had a maturity date of June 28, 2008 (the "Old Credit Agreement"). In consideration for the New Credit Agreement, we incurred fees and expenses of approximately $0.6 million. Pursuant to the New Credit Agreement, we will pay a fee on the undrawn portion of the facility that is determined by our leverage ratio (currently that cost is .175% per annum). Significant covenants under the New Credit Agreement include the satisfaction of a leverage ratio and interest coverage ratio and a limit on capital expenditures of $75 million in fiscal 2007 and $65 million in each of the following four fiscal years.

     The New Credit Agreement provides for interest rates based on variable rates tied to the prime rate plus or minus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. The margin is based on our leverage ratio (as defined in the New Credit Agreement) as determined for the trailing four fiscal quarters. Based on the current leverage ratio, the margins are either LIBOR plus .875% or prime rate minus .25%.

     Borrowings under the Old Credit Agreement were subject to borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable plus the lesser of $65 million or 70% of eligible inventory. Pursuant to the Old Credit Agreement, we paid a fee on the undrawn portion of the facility that was determined by the leverage ratio. As of March 31, 2006, that fee was .25% per annum. The New Credit Agreement has no borrowing base limitations. As of March 31, 2006, we were in compliance with all financial covenants contained in the Old Credit Agreement. As of May 10, 2006, we had no outstanding borrowings under the New Credit Agreement.

Future Capital Requirements
     We expect to fund our working capital needs, dividend payments and capital expenditures over the next twelve months with cash generated from operations, supplemented by financing available under the New Credit Agreement. Our future cash needs will be driven by working capital requirements, planned capital expenditures and acquisition objectives, should attractive acquisition opportunities present themselves.

     Capital expenditures were $28.2 million in fiscal 2006. We expect that our total capital expenditures in fiscal 2007 will be in the range of $65 million to $75 million. Significant capital expenditures include $9.5 million of cash paid on April 7, 2006 for the purchase of land upon which a mega-shredder will be installed. The total cost of the mega-shredder, including land, will be approximately $27 million to $29 million. We also purchased a stevedoring crane for $6.0 million in April 2006.

     In addition, due to favorable financing terms made available by equipment manufacturing vendors, we have entered into operating leases for new equipment. These operating leases are attractive to us since the implied interest rates are lower than interest rates under our New Credit Agreement. We expect to selectively use operating leases for new material handling equipment or trucks required by our operations.

     In fiscal 2006, we received $7.4 million from the exercise of Series A Warrants. As of March 31, 2006, we had 291,696 Series A Warrants outstanding. The exercise price of the Series A Warrants is $21.19 per warrant and each warrant represents the right to purchase two shares of common stock. The Series A Warrants expire on June 29, 2006. If all the Series A Warrants are exercised, we would receive cash proceeds of approximately $6.2 million by June 29, 2006. Any Series A Warrant that is not exercised by June 29, 2006 will be cancelled and will expire worthless to the holder of such Series A Warrant.

     We paid $7.6 million in cash dividends during fiscal 2006. We anticipate that our Board of Directors will continue to declare cash dividends; however, the continuance of cash dividends is not guaranteed and dependent on many factors, some of which are beyond our control.

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

     The following table sets forth our known contractual obligations as of March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                            LESS THAN     ONE TO       THREE TO
                                  TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS   THEREAFTER
                                  -----     ---------   -----------   ----------   ----------
Long-term debt and capital
  leases                         $  3,566   $   1,297   $     2,053   $      216   $        0
Operating leases                   57,639      12,395        19,361       10,100       15,783
Other contractual obligations       7,797       7,397           400            0            0
                                 --------   ---------   -----------   ----------   ----------
Total contractual cash
  obligations                    $ 69,002   $  21,089   $    21,814   $   10,316   $   15,783
                                 ========   =========   ===========   ==========   ==========

Other Commitments
     We are required to make contributions to our defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Security Act (ERISA). However, due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount of pension plan asset returns, we are not able to reasonably estimate the amount of future required contributions beyond fiscal 2007. Our minimum required pension contributions for fiscal 2007 will be approximately $1.1 million.

     On April 7, 2006, we completed a land purchase in Newark, New Jersey for $10.0 million. As of March 31, 2006, only a $0.5 million deposit had been made towards the land purchase.

     We also enter into letters of credit in the ordinary course of operating and financing activities. As of March 31, 2006, we had outstanding letters of credit of $6.0 million, much of which is securing insurance policies.

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

Revenue Recognition
     Our primary source of revenue is from the sale of processed ferrous and non-ferrous scrap metals. We also generate revenue from the brokering of scrap metals or from services performed including, but not limited to, tolling, stevedoring and dismantling. Revenues from tolling, stevedoring and dismantling are insignificant when compared to revenues from scrap metals sales.

     We recognize revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." Revenues from processed ferrous and non-ferrous scrap metal sales are recognized when title and risk of loss have passed to the customer. Revenues relating to brokered sales are recognized upon receipt of the materials by the customer. Revenues from services are recognized as the service is performed. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are accrued against revenues as incurred.

Short-term Investments
     All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We determine the appropriate classification at the time of purchase. At

March 31, 2006, we had short-term investments of approximately $36.0 million, which mainly consisted of investments in auction rate securities which are classified as available-for-sale. Auction rate securities consist of tax-free bonds issued by municipalities which mainly carry AAA ratings. Investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates which reset every 7 to 30 days. As a result, these securities are classified as current assets. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these investments was recorded as other income.

Accounts Receivable and Allowance for Uncollectible Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $1.8 million and $2.7 million at March 31, 2006 and 2005, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions.

Inventory
     Our inventories primarily consist of ferrous and non-ferrous scrap metals and are valued at the lower of average purchased cost or market. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. As indicated in the section entitled "Risk Factors - Prices of commodities we own may be volatile and markets are competitive," in Part I, Item 1A of this report, we are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to rapidly turn our inventories.

Goodwill
     We account for goodwill and other intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually, or earlier if certain events occur indicating that the carrying value of goodwill may be impaired. Each year, we test for impairment of goodwill using a two-step approach. In the first step, we estimate the fair value of our reporting units using the present value of future cash flows. If the carrying amount exceeds the fair value, the second step is performed to measure the amount the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of goodwill. In the second step, the implied value of the goodwill is estimated as the fair value of the reporting unit used in the first step reduced by the fair values of other tangible and intangible assets of the reporting unit. An impairment loss is recognized in an amount equal to the excess of the carrying value over the fair value of goodwill, not exceeding the carrying amount of the goodwill. At March 31, 2006, we determined that no impairment existed as a result of our annual impairment test.

Long-lived Assets
     We assess the impairment of long-lived assets (including intangible assets) whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be the recognition of a loss representing the difference between the fair value of such asset and its carrying value. As discussed above, in fiscal 2006, we recognized asset impairment charges of $1.3 million.

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

Pension Plans
     We sponsor three defined benefit pension plans for employees at certain of our subsidiaries. Pension benefits are based on formulas that reflect either the employees' years of service and compensation or on years of service at fixed benefit rates. We recognized pension expense of $0.5 million and $0.4 million in fiscal 2006 and 2005, respectively. We currently estimate that pension expense will be $0.3 million in fiscal 2007. Pension expense is determined using certain assumptions as required by SFAS No. 87, "Employers' Accounting for Pensions." These assumptions include the long-term rate of return on plan assets, discount rate and rate of compensation increases. Actual results will often differ from actuarial assumptions because of economic and other factors.

     We used a discount rate of 5.75% to compute pension expense in fiscal 2006. The discount rate that we used reflects the rates of high-quality debt instruments that would provide the future cash flows necessary to pay benefits when they come due. A decrease in the discount rate of 25 basis points, from 5.75% to 5.50%, while holding all other assumptions constant, would have resulted in an increase in our pension expense of approximately $37 thousand in fiscal 2006. We have reduced our discount rate to 5.50% at March 31, 2006 to reflect market interest rate reductions.

     We assumed that long-term returns on pension assets were 8.00% during fiscal 2006. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical returns on plan assets. A decrease in the expected long-term rate of return of 25 basis points, from 8.00% to 7.75%, while holding all other assumptions constant, would have resulted in an increase in our pension expense of approximately $22 thousand in fiscal 2006.

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

     As of March 31, 2006, we have a valuation allowance of $1.7 million associated with certain state NOL carryforwards due to either their short expiration periods or the expectation that more likely than not these benefits will not be realized. Significant judgment is required in these evaluations, and differences in future results from our estimates could result in material differences in the realization of these assets.

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

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." The revised statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement instead requires that all share-based payments to employees be recognized as compensation expense in the statement of operations based on their fair value over the applicable vesting period. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. We adopted SFAS No. 123(R) using the "modified prospective application" effective April 1, 2006. Under the "modified prospective application," compensation costs will be recognized in the financial statements for all new share-based payments granted after April 1, 2006. Additionally, we will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered ("nonvested awards"). At March 31, 2006, the aggregate value of nonvested awards, as determined using a Black-Scholes option valuation model, was $0.3 million. This amount will be recognized over the remaining vesting period of the awards.

     In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143." FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. We implemented FIN 47 at March 31, 2006. The adoption of this interpretation was not material to our consolidated financial statements.

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

Commodity Price Risk
     We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals which are at times volatile. See the discussion under the section entitled "Risk Factors - The metals recycling industry is highly cyclical and demand from export markets can be volatile" in
Part I, Item 1A of this report. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices.

Interest Rate Risk
     We are exposed to interest rate risk on our long-term fixed interest rate indebtedness and on our floating rate borrowings. Our variable rate borrowings consist mainly of any borrowings we make under our New Credit Agreement. At March 31, 2006, we had no outstanding borrowing under our Old Credit Agreement, but this may not always be the case. Borrowings on our New Credit Agreement bear interest at either the prime rate of interest plus or minus a margin or LIBOR plus a margin. Any increase in either base rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness.

     At March 31, 2006, we had short-term investments of $36.0 million, which are mainly comprised of auction rate securities. Due to the short term nature of these investments, we believe we mitigate our exposure to interest rate risk.

Foreign Currency Risk
     Although international sales accounted for 30% of our consolidated net sales in fiscal 2006, all of our international sales are denominated in U.S. dollars. We also purchase a small percentage of our raw materials from international vendors and some of these purchases are denominated in local currencies. Consequently, we do not enter into any foreign currency swaps to mitigate our exposure to fluctuations in the currency rates.

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

     Based upon this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective, as of March 31, 2006, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures, including without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

     Management assessed our internal control over financial reporting as of March 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission.

     Based on this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2006. Its assessment of and conclusion on the effectiveness of internal control over financial reporting did not include internal controls over financial reporting of Morris because the acquisition occurred February 27, 2006. Morris' total assets and total revenues represent 5 percent and

0.5 percent, respectively, of the Company's related consolidated financial statement amounts as of and for the year ended March 31, 2006.

     Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2006 as stated in their report which is included in Part IV, Item 15 of this report.

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

Limitations on the Effectiveness of Controls.
     Our management, including our CEO and the CFO, does not expect that our disclosure controls or our internal controls and procedures over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item is incorporated by reference from sections entitled "Proposal No. 1 - Election of Directors," "Executive Officers," "Board Meetings and Committees," "Director Nominations," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics" in our definitive proxy statement, which will be filed with the SEC no later than July 31, 2006.

ITEM 11. EXECUTIVE COMPENSATION

     The information required under this item is incorporated by reference from the sections entitled "Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values," "Director Compensation," "Employment Contracts, Termination of Employment and Change-in-Control Arrangements," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation," and "Stock Price Performance Graph" in our definitive proxy statement, which will be filed with the SEC no later than July 31, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this item is incorporated by reference from the sections entitled "Ownership of the Capital Stock of the Company" and "Securities Authorized for Issuance Under Existing Equity Compensation Plans" in our definitive proxy statement, which will be filed with the SEC no later than July 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated by reference from the sections entitled "Certain Relationships and Related Transactions" and "Certain Business Relationships" in our definitive proxy statement, which will be filed with the SEC no later than July 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required under this item is incorporated by reference from the section entitled "Proposal No. 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm" in our definitive proxy statement, which will be filed with the SEC no later than July 31, 2006.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

     (1) Financial Statements:

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm        F-1

Consolidated Statements of Operations for the years ended
  March 31, 2006, 2005 and 2004                                F-3

Consolidated Balance Sheets at March 31, 2006 and 2005         F-4

Consolidated Statements of Cash Flows for the years ended
  March 31, 2006, 2005 and 2004                                F-5

Consolidated Statements of Stockholders' Equity for the
  years ended
  March 31, 2006, 2005 and 2004                                F-6

Notes to Consolidated Financial Statements                     F-7

     (2) Financial Statement Schedules:


Schedule II -- Valuation and Qualifying Accounts for the
  years ended
  March 31, 2006, 2005 and 2004                                  F-31

     Schedules not listed above have been omitted because they are not required or they are inapplicable.

     (3) Exhibits:

        NUMBER AND DESCRIPTION OF EXHIBIT

                    3.1   Second Amended and Restated Certificate of Incorporation of
                          the Company, as filed with the Secretary of State of the
                          State of Delaware on June 29, 2001 (incorporated by
                          reference to Exhibit 3.1 of the Company's Annual Report on
                          Form 10-K for the year ended March 31, 2001).
                    3.2   Amended and Restated By-Laws of the Company adopted as of
                          April 29, 2003 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended
                          March 31, 2003).
                    4.1   Series A Warrant Agreement, dated June 29, 2001 by and among
                          Metal Management, Inc. and LaSalle Bank National
                          Association, as Warrant Agent (incorporated by reference to
                          Exhibit 4.1 of the Company's Annual Report on Form 10-K for
                          the year ended March 31, 2001).
                    4.2   Form of Series B Warrant Agreement (incorporated by
                          reference to Exhibit 4.3 of the Company's Annual Report on
                          Form 10-K for the year ended March 31, 2001).
                    4.3   Form of Series C Warrant Agreement (incorporated by
                          reference to Exhibit 4.4 of the Company's Annual Report on
                          Form 10-K for the year ended March 31, 2001).
                    4.4   Amended and Restated Credit Agreement, dated as of May 9,
                          2006, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle Bank National
                          Association, in its capacity as agent for the lenders
                          (incorporated by reference to Exhibit 4.1 of the Company's
                          Current Report on Form 8-K dated May 10, 2006).

                   10.1   Metal Management, Inc. Management Equity Incentive Plan
                          (incorporated by reference to Exhibit 4.2 of the Company's
                          Annual Report on Form 10-K for the year ended March 31,
                          2001).*
                   10.2   Metal Management, Inc. 2002 Incentive Stock Plan
                          (incorporated by reference to Appendix A of the Company's
                          2002 Proxy Statement).*
                   10.3   Employment Agreement, dated July 1, 2001, as amended,
                          between Robert C. Larry and the Company (incorporated by
                          reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002). *
                   10.4   Employment Agreement, dated January 16, 2004 between Daniel
                          W. Dienst and the Company (incorporated by reference to
                          Exhibit 10.8 of the Company's Annual Report on Form 10-K for
                          the year ended March 31, 2004). *
                   10.5   Employment and Non-Compete Agreement, dated April 26, 2004 between Joseph P. Reinmann and the Company (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004). *
                   10.6   Form of Outside Director Indemnification Agreement
                          (incorporated by reference to Exhibit 10.8 of the Company's
                          Annual Report on Form 10-K for the year ended March 31,
                          2001). *
                   10.7   Terms of the Metal Management, Inc. Fiscal 2007 RONA
                          Incentive Compensation Plan Applicable to Executive
                          Officers. *
                   21.1   Subsidiaries of the Company.
                   23.1   Consent of Independent Registered Public Accounting Firm.
                   31.1   Certification of Daniel W. Dienst pursuant to Section
                          240.13a-14 of the Securities Exchange Act of 1934, as
                          amended, as adopted pursuant to Section 302 of the Sarbanes-
                          Oxley Act of 2002.
                   31.2   Certification of Robert C. Larry pursuant to Section
                          240.13a-14 of the Securities Exchange Act of 1934, as
                          amended, as adopted pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002.
                   32.1   Certification of Daniel W. Dienst & Robert C. Larry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                          906 of the Sarbanes-Oxley Act of 2002.

-------------------------------------

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 25, 2006.

                                          METAL MANAGEMENT, INC.

                                          By:     /s/ Daniel W. Dienst
                                            ------------------------------------
                                                 Daniel W. Dienst
                                                  Chairman of the Board,
                                                  Chief Executive Officer
                                                  and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 25, 2006.

                        SIGNATURE                                              TITLE
                        ---------                                              -----

               /s/ Norman R. Bobins                           Director
--------------------------------------------------
                 Norman R. Bobins


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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Metal Management, Inc.:

We have completed integrated audits of Metal Management, Inc.'s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Metal Management, Inc. and its subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded the acquired net assets of Morris Recycling, Inc. ("Morris") from its assessment of internal control over financial reporting as of March 31, 2006 because it was acquired by the Company in a purchase business combination on February 27, 2006. We have also excluded Morris from our audit of internal control over financial reporting. Morris' total assets and total revenues represent 5 percent and 0.5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2006.

PricewaterhouseCoopers LLP
Chicago, Illinois
May 25, 2006

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                               YEARS ENDED MARCH 31,
                                                      ---------------------------------------
                                                         2006          2005          2004
                                                         ----          ----          ----
NET SALES                                             $ 1,589,126   $ 1,701,958   $ 1,083,413

OPERATING EXPENSES:
 Cost of sales (excluding depreciation)                 1,400,285     1,460,614       923,000
 General and administrative expense                        81,576        79,816        60,963
 Depreciation and amortization expense                     19,192        18,634        18,193
 Asset impairment and severance charges (Note 3)            1,306             0         6,198
                                                      -----------   -----------   -----------

OPERATING INCOME                                           86,767       142,894        75,059
Income from joint ventures (Note 2)                         9,716        14,200         8,300
Interest expense                                           (1,578)       (3,298)       (6,925)
Interest and other income (expense), net                    1,891           257          (902)
Loss on debt extinguishment                                     0        (1,653)         (363)
                                                      -----------   -----------   -----------

Income before income taxes                                 96,796       152,400        75,169
Provision for income taxes (Note 9)                        36,532        60,150        23,780
                                                      -----------   -----------   -----------
NET INCOME                                            $    60,264   $    92,250   $    51,389
                                                      ===========   ===========   ===========
EARNINGS PER SHARE:
      Basic                                           $      2.45   $      3.96   $      2.42
                                                      ===========   ===========   ===========
      Diluted                                         $      2.35   $      3.74   $      2.27
                                                      ===========   ===========   ===========
CASH DIVIDENDS DECLARED PER SHARE                     $      0.30   $      0.15   $      0.00
                                                      ===========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                                24,579        23,279        21,243
                                                      ===========   ===========   ===========
      Diluted                                              25,670        24,659        22,653
                                                      ===========   ===========   ===========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except par value amounts)

                                                                     MARCH 31,
                                                              -----------------------
                                                                 2006         2005
                           ASSETS                                ----         ----
Current assets:
   Cash and cash equivalents                                  $   37,717   $   52,821
   Short-term investments                                         36,035            0
   Accounts receivable, net                                      168,025      153,056
   Inventories (Note 5)                                          100,683       96,345
   Deferred income taxes (Note 9)                                  4,842        5,103
   Prepaid expenses and other assets                               7,848        4,193
                                                              ----------   ----------
         TOTAL CURRENT ASSETS                                    355,150      311,518
Property and equipment, net (Note 5)                             134,674      111,253
Goodwill (Note 7)                                                  2,078        1,280
Intangible assets, net (Note 7)                                    5,376        1,311
Deferred income taxes, net (Note 9)                               10,306       10,996
Investments in joint ventures (Note 2)                            45,487       39,782
Other assets                                                       2,246        2,642
                                                              ----------   ----------
                        TOTAL ASSETS                          $  555,317   $  478,782
                                                              ==========   ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 8)                 $    1,164   $      367
   Accounts payable                                              119,477      122,666
   Income taxes payable                                            6,526        3,601
   Other accrued liabilities (Note 5)                             37,037       31,686
                                                              ----------   ----------
         TOTAL CURRENT LIABILITIES                               164,204      158,320
Long-term debt, less current portion (Note 8)                      2,084        2,164
Other liabilities                                                  5,140        5,682
                                                              ----------   ----------
         TOTAL LONG-TERM LIABILITIES                               7,224        7,846
Commitments and contingencies (Note 11)

Stockholders' equity (Note 12):
      Preferred stock, $.01 par value; $1,000 stated value;
       2,000 shares authorized; none issued and outstanding
       at March 31, 2006 and 2005                                      0            0
      Common stock, $.01 par value, 50,000 shares
       authorized; 25,987 and
         24,878 shares issued and outstanding at March 31,
       2006 and 2005,
         respectively                                                260          249
      Series A Warrants                                              179          395
      Additional paid-in capital                                 183,529      167,649
      Deferred compensation                                       (5,045)      (8,154)
      Accumulated other comprehensive loss                        (2,046)      (1,913)
      Retained earnings                                          207,012      154,390
                                                              ----------   ----------
         TOTAL STOCKHOLDERS' EQUITY                              383,889      312,616
                                                              ----------   ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  555,317   $  478,782
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      YEARS ENDED MARCH 31,
                                                              -------------------------------------
                                                                2006         2005          2004
                                                                ----         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  60,264   $    92,250   $    51,389
Adjustments to reconcile net income to cash flows from
   operating
   activities:
      Depreciation and amortization                              19,192        18,634        18,193
      Deferred income taxes                                       2,552        29,097        11,403
      Income from joint ventures                                 (9,467)      (14,200)       (8,300)
      Distribution of earnings from joint ventures                4,360             0             0
      Stock-based compensation expense                            7,230         4,823           972
      Asset impairment and severance charges                      1,306             0           607
      Amortization of debt issuance costs                           635           730         1,280
      Loss on debt extinguishment                                     0         1,653           363
      Loss on sale of property and equipment                         93           747           886
      Provision for uncollectible receivables                       378         1,426         1,186
      Tax benefit on exercise of stock options and warrants       1,727         9,965         9,907
      Other                                                         659           454           567
   Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                        (4,071)       (8,054)      (80,831)
      Inventories                                                   956       (16,217)      (30,809)
      Accounts payable                                          (11,221)       (7,415)       71,357
      Income taxes                                                1,160           922         1,132
      Other                                                      (3,193)        7,150         5,570
                                                              ---------   -----------   -----------
Net cash provided by operating activities                        72,560       121,965        54,872
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                       (28,219)      (15,574)      (14,995)
      Proceeds from sale of property and equipment                1,124         1,329           624
      Purchases of short-term investments                      (159,635)            0             0
      Sales of short-term investments                           123,600             0             0
      Distributions of capital from joint ventures                1,750             0             0
      Investments in joint ventures                              (2,348)      (14,990)         (138)
      Acquisitions, net of cash acquired                        (24,271)         (200)       (1,071)
                                                              ---------   -----------   -----------
Net cash used in investing activities                           (87,999)      (29,435)      (15,580)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuances of long-term debt                               433,077     1,676,707     1,017,225
      Repayments of long-term debt                             (433,357)   (1,718,473)   (1,031,005)
      Repurchase of junior secured notes                              0             0       (31,896)
      Proceeds from exercise of stock options and warrants        8,174         6,016         9,660
      Proceeds from issuance of stock under employee stock
         purchase plan                                               83             0             0
      Cash dividends paid to stockholders                        (7,642)       (3,667)            0
      Other                                                           0        (1,447)       (2,990)
                                                              ---------   -----------   -----------
Net cash provided by (used in) financing activities                 335       (40,864)      (39,006)
                                                              ---------   -----------   -----------

Net increase (decrease) in cash and cash equivalents            (15,104)       51,666           286
Cash and cash equivalents at beginning of period                 52,821         1,155           869
                                                              ---------   -----------   -----------
Cash and cash equivalents at end of period                    $  37,717   $    52,821   $     1,155
                                                              =========   ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                 $     936   $     2,654   $     6,922
Taxes paid, net of refunds                                    $  31,038   $    18,402   $     1,337

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                  NEW                                                                ACCUMULATED
                                                 COMMON     COMMON STOCK                ADDITIONAL                      OTHER
                                                EQUITY -    ------------                 PAID-IN       DEFERRED     COMPREHENSIVE
                                                ISSUABLE   SHARES   AMOUNT   WARRANTS    CAPITAL     COMPENSATION       LOSS
                                                --------   ------   ------   --------    -------     ------------       ----
BALANCE AT MARCH 31, 2003                         $  98    20,305   $ 203     $  423    $  65,352      $      0       $ (2,212)
Net income                                            0        0        0          0            0             0              0
Adjustment to pension liability, net                                                                                       (91)
Total comprehensive income
Distribution of equity in accordance with the
   Plan                                             (98)       4        0          8           90             0              0
Issuance of restricted stock and options              0      560        6          0        9,867        (9,865)             0
Exercise of stock options and warrants and
   related tax benefits                               0    2,486       25         (4)      19,546             0              0
Reversal of predecessor company valuation
   allowance (Note 9)                                 0        0        0          0       52,114             0              0
Stock-based compensation expense                      0        0        0          0            0         1,570              0
                                                  -----    ------   ------    ------    ---------      --------       --------
BALANCE AT MARCH 31, 2004                             0    23,355     234        427      146,969        (8,295)        (2,303)
Net income                                            0        0        0          0            0             0              0
Adjustment to pension liability, net                                                                                       390
Total comprehensive income
Issuance of restricted stock                          0      182        2          0        4,680        (4,682)             0
Exercise of stock options and warrants and
   related
   tax benefits                                       0    1,341       13        (32)      16,000             0              0
Cash dividends paid to stockholders                   0        0        0          0            0             0              0
Stock-based compensation expense                      0        0        0          0            0         4,823              0
                                                  -----    ------   ------    ------    ---------      --------       --------
BALANCE AT MARCH 31, 2005                             0    24,878     249        395      167,649        (8,154)        (1,913)
Net income                                            0        0        0          0            0             0              0
Adjustment to pension liability, net                                                                                      (133)
Total comprehensive income
Issuance of restricted stock, net of
   cancellations                                      0      201        2          0        4,119        (4,121)             0
Issuance of stock under employee stock
   purchase plan                                      0        4        0          0           83             0              0
Exercise of stock options and warrants and
   related
   tax benefits                                       0      904        9       (216)      10,108             0              0
Cash dividends paid to stockholders                   0        0        0          0            0             0              0
Stock-based compensation expense                      0        0        0          0            0         7,230              0
Other                                                 0        0        0          0        1,570             0              0
                                                  -----    ------   ------    ------    ---------      --------       --------
BALANCE AT MARCH 31, 2006                         $   0    25,987   $ 260     $  179    $ 183,529      $ (5,045)      $ (2,046)
                                                  =====    ======   ======    ======    =========      ========       ========


                                                RETAINED
                                                EARNINGS      TOTAL
                                                --------      -----
BALANCE AT MARCH 31, 2003                       $  14,418   $  78,282
Net income                                         51,389      51,389
Adjustment to pension liability, net                              (91)
                                                            ---------
Total comprehensive income                                     51,298
Distribution of equity in accordance with the
   Plan                                                 0           0
Issuance of restricted stock and options                0           8
Exercise of stock options and warrants and
   related tax benefits                                 0      19,567
Reversal of predecessor company valuation
   allowance (Note 9)                                   0      52,114
Stock-based compensation expense                        0       1,570
                                                ---------   ---------
BALANCE AT MARCH 31, 2004                          65,807     202,839
Net income                                         92,250      92,250
Adjustment to pension liability, net                              390
                                                            ---------
Total comprehensive income                                     92,640
Issuance of restricted stock                            0           0
Exercise of stock options and warrants and
   related
   tax benefits                                         0      15,981
Cash dividends paid to stockholders                (3,667)     (3,667)
Stock-based compensation expense                        0       4,823
                                                ---------   ---------
BALANCE AT MARCH 31, 2005                         154,390     312,616
Net income                                         60,264      60,264
Adjustment to pension liability, net                             (133)
                                                            ---------
Total comprehensive income                                     60,131
Issuance of restricted stock, net of
   cancellations                                        0           0
Issuance of stock under employee stock
   purchase plan                                        0          83
Exercise of stock options and warrants and
   related
   tax benefits                                         0       9,901
Cash dividends paid to stockholders                (7,642)     (7,642)
Stock-based compensation expense                        0       7,230
Other                                                   0       1,570
                                                ---------   ---------
BALANCE AT MARCH 31, 2006                       $ 207,012   $ 383,889
                                                =========   =========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
     Metal Management, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") are principally engaged in the business of collecting and processing ferrous and non-ferrous scrap metals. The Company collects industrial scrap metal and obsolete scrap metal, processes it into reusable forms, and supplies the recycled scrap metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through the Company's recycling facilities located in 16 states. The Company's ferrous products primarily include shredded, sheared, cold briquetted and bundled scrap metal, and other purchased scrap metal, such as turnings, cast and broken furnace iron. The Company also processes non-ferrous metals, including aluminum, stainless steel and other nickel-bearing metals, copper, brass, titanium and high-temperature alloys, using similar techniques and through application of certain of the Company's proprietary technologies.

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

Reclassifications
     Certain reclassifications have been made to prior year's financial information to conform to the current year presentation. In the consolidated statements of cash flows, the Company reclassified book overdrafts from cash flows from financing activities to cash flows from operating activities. Other such reclassifications had no material effect on the previously reported consolidated balance sheet, results of operations or cash flows of the Company.

Uses of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company reviews its estimates and assumptions on an on-going basis. Actual results could differ from these estimates.

Revenue Recognition
     The Company's primary source of revenue is from the sale of processed ferrous and non-ferrous scrap metals. The Company also generates revenues from the brokering of scrap metals or from services performed, including but not limited to tolling, stevedoring and dismantling. Revenues from tolling, stevedoring and dismantling are insignificant to the Company.

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." Revenues from processed ferrous and non-ferrous scrap metal sales are recognized when title and risk of loss have passed to the customer. Revenues relating to brokered sales are recognized upon receipt of the materials by the customer. Revenues from services are recognized as the service is performed. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are accrued against revenues as incurred.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Revenues by product category were as follows (in thousands):

                                             YEARS ENDED MARCH 31,
                                    ---------------------------------------
                                       2006          2005          2004
                                       ----          ----          ----
Ferrous metals                      $ 1,019,856   $ 1,218,079   $   766,649
Non-ferrous metals                      484,748       406,864       254,737
Brokerage - ferrous                      55,953        54,080        42,548
Brokerage - non-ferrous                   6,507         3,350         2,017
Other                                    22,062        19,585        17,462
                                    -----------   -----------   -----------
            Net sales               $ 1,589,126   $ 1,701,958   $ 1,083,413
                                    ===========   ===========   ===========

Shipping and Handling Revenues and Costs
     The Company classifies shipping and handling charges billed to customers as revenue. The Company classifies shipping and handling costs incurred as a component of cost of sales.

Derivatives
     The Company currently does not utilize any futures or forward contracts to hedge its inventory positions or its interest rates.

Cash and Cash Equivalents
     The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. At March 31, 2006, cash equivalents included investments in overnight commercial paper of $31.2 million. The carrying amount of cash and cash equivalents approximates fair value.

Short-term Investments
     All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. The Company's short-term investments mainly consist of investments in auction rate securities which are classified as available-for-sale. Auction rate securities consist of tax-free bonds issued by municipalities which mainly carry AAA ratings. Investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates which reset every 7 to 30 days. As a result, these securities are classified as current assets. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its short-term investments. All income generated from these investments was recorded as other income.

Accounts Receivable
     Accounts receivable represents amounts due from customers on product, broker and other sales. The carrying amount of accounts receivable approximates fair value. The Company's determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions. Allowance for uncollectible accounts were approximately $1.8 million and $2.7 million at March 31, 2006 and 2005, respectively.

Property and Equipment
     Property and equipment are recorded at cost less accumulated depreciation. Major rebuilds and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation is determined for financial reporting purposes using the straight-line method over the following estimated useful lives: 10 to 39 years for buildings and improvements, 3 to 15 years for operating machinery and equipment, and 3 to 10 years for automobiles and trucks. When assets are sold or otherwise disposed of, the cost and related

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

accumulated depreciation are removed from the accounts and any gain or loss is recorded in the statement of operations.

Goodwill and Intangible Assets
     Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of identifiable net assets acquired. Pursuant to the provisions of SFAS No. 142, "Goodwill and Other Intangibles," goodwill is no longer amortized, but is subject to an impairment test annually, or earlier if certain events occur indicating that the carrying value of goodwill may be impaired. Each year, the Company tests for impairment of goodwill using a two-step approach. In the first step, the Company estimates the fair value of its reporting units using the present value of future cash flows. If the carrying amount exceeds the fair value, the second step is performed to measure the amount the impairment loss. In the second step, the implied value of the goodwill is estimated as the fair value of the reporting unit used in the first step reduced by the fair values of other tangible and intangible assets of the reporting unit. An impairment loss is recognized in an amount equal to the excess of the carrying value over the fair value of goodwill, not exceeding the carrying amount of the goodwill. At March 31, 2006, the Company determined that no impairment existed as a result of its annual impairment test.

     Intangible assets consist of customer lists and non-competition agreements. The Company amortizes intangible assets over the estimated useful life or the term of the related agreements.

Impairment of Long-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets (including intangible assets) in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Such assets are evaluated for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset. If such impairment exists, the impairment to be recognized is equal to the amount by which the carrying amount of the assets exceeds its estimated fair value using a discounted cash flow analysis.

Deferred Financing Costs
     Deferred financing costs represent costs incurred in connection with the placement of long-term debt and are capitalized and amortized to interest expense using the straight-line method over the term of the long-term debt. Deferred financing costs expensed for the years ended March 31, 2006, 2005 and 2004 were $0.6 million, $0.7 million and $1.3 million, respectively. The deferred financing cost accumulated amortization at March 31, 2006 and 2005 was $1.1 million and $0.5 million, respectively.

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

     The Company assesses the realizability of deferred tax assets based on whether management considers whether its more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the level of historical taxable income or projections for future taxable income over the periods in which the temporary differences are deductible.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Concentration of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company sells its products primarily to scrap metal brokers and steel mills located in the U.S. The Company performs periodic credit evaluations of its customers and provides credit in the normal course of business to a large number of its customers. Generally, the Company does not require collateral or other security to support customer receivables. Sales to customers outside of the U.S. are settled by payment in U.S. dollars and generally are secured by letters of credit or are paid in advance of shipment (except for railcar or barge shipments to Mexico).

     For the year ended March 31, 2006, the ten largest customers of the Company represented approximately 48% of consolidated net sales. These customers comprised approximately 38% of accounts receivable at March 31, 2006. Sales during the year ended March 31, 2006 to The David J. Joseph Company represented approximately 20% of consolidated net sales.

     For the year ended March 31, 2006, export sales represented approximately 30% of consolidated net sales. At March 31, 2006, receivables from foreign customers represented approximately 5% of consolidated accounts receivable. Sales to customers in China and Turkey represented approximately 13% and 11% of consolidated net sales during the year ended March 31, 2006, respectively.

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

Earnings per Share
     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants and from unvested restricted stock.

Fair Value of Financial Instruments
     The fair values of financial instruments including accounts receivable, short-term investments, other assets, accounts payable, and current portion of long-term debt approximate the related carrying value because of the relatively short maturity of these instruments. The carrying value of the Company's borrowings approximates fair value at March 31, 2006 and 2005.

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

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following table illustrates the pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation (in thousands, except for earnings per share):

                                                      YEARS ENDED MARCH 31,
                                            -----------------------------------------
                                               2006           2005           2004
                                            -----------    -----------    -----------
Net income, as reported                     $    60,264    $    92,250    $    51,389
  Add: Stock-based compensation
      expense included in reported net
      income,
      net of related tax effects                  4,501          2,918          1,079
Deduct: Total stock-based compensation
  expense determined under the fair value
  method for all awards, net of related
  tax effects                                    (5,446)        (4,523)        (4,253)
                                            -----------    -----------    -----------

  PRO FORMA NET INCOME                      $    59,319    $    90,645    $    48,215
                                            ===========    ===========    ===========

  Earnings per share:
      Basic - as reported                   $      2.45    $      3.96    $      2.42
                                            ===========    ===========    ===========
      Basic - pro forma                     $      2.41    $      3.89    $      2.27
                                            ===========    ===========    ===========

      Diluted - as reported                 $      2.35    $      3.74    $      2.27
                                            ===========    ===========    ===========
      Diluted - pro forma                   $      2.30    $      3.67    $      2.11
                                            ===========    ===========    ===========

  ASSUMPTIONS:
  Expected life (years)                          2              4              4
  Expected volatility                          49.5%          95.1%         106.7%
  Dividend yield *                             1.3%           0.00%          0.00%
  Risk-free interest rate                      3.52%          2.68%          2.28%

  Weighted-average fair value per option
      granted                               $      7.13    $     11.80    $      7.91

-------------------------------------
     * As of the date of grant for fiscal 2005 option grants, dividends had not yet been declared and therefore no dividend rate was used in the assumptions used to value these option grants.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company's employee stock options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Self-insured Accruals
     The Company is self-insured for medical claims for most of its employees. The Company is self-insured for workers' compensation claims that involve a loss of not greater than $350,000 per claim. The Company's exposure to claims is protected by stop-loss insurance policies. The Company records an accrual for reported but unpaid claims and the estimated cost of incurred but not reported ("IBNR") claims. IBNR accruals are based on either a lag estimate (for medical claims) or on actuarial assumptions (for workers' compensation claims).

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." The revised statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement instead requires that all share-based payments to employees be recognized as compensation expense in the statement of operations based on their fair value over the applicable vesting period. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 123(R) using the "modified prospective application" effective April 1, 2006. Under the "modified prospective application," compensation costs will be recognized in the financial statements for all new share-based payments granted after April 1, 2006. Additionally, the Company will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered ("nonvested awards"). At March 31, 2006, the aggregate value of nonvested awards, as determined using a Black-Scholes option valuation model, was $0.3 million. This amount will be recognized over the remaining vesting period of the awards.

     In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143." FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Company implemented FIN 47 at March 31, 2006. The adoption of this interpretation was not material to the Company's consolidated financial statements.

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

NOTE 2 - EQUITY METHOD INVESTMENTS

     At March 31, 2006, the Company had investments in four joint ventures in which it owned between 28.5% and 50% of the joint venture interests. The most significant joint venture investment was in Southern Recycling, L.L.C. ("Southern"), one of the largest scrap metals recyclers in the Gulf Coast region, in which the Company had a 28.5% interest. On April 28, 2006, Southern was purchased by European Metal Recycling Ltd. (EMR) for $161.4 million in cash. Based upon its ownership interest, the Company received approximately $46 million in cash. In the three months ending June 30, 2006, the Company will record a pre-tax gain on the sale of its ownership interest in Southern in the range of $25 million to $27 million.

     In January 2005, the Company entered into a joint venture agreement with Houchens Industries, Inc. to form Metal Management Nashville, LLC. This 50% owned joint venture operates scrap metal recycling businesses in Nashville, Tennessee and Bowling Green, Kentucky. The Company has contributed approxi-

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

mately $11.1 million in cash through March 31, 2006, in addition to marketing, operational and development expertise to the joint venture.

     In March 2005, the Company entered into a joint venture agreement with Donjon Marine Company, Inc. to form Port Albany Ventures LLC. This 50% owned joint venture conducts stevedoring and marine operations on the Hudson River in Albany, New York. The Company contributed cash of approximately $6.6 million during the year ended March 31, 2005 in addition to marketing and operational expertise to the joint venture. Donjon Marine Company, Inc. made an equal cash capital contribution to form the joint venture.

     The following table represents summarized financial information for all the Company's joint ventures (in thousands):

                                 YEARS ENDED MARCH 31,
                       ------------------------------------------
                          2006            2005            2004
                       ----------      ----------      ----------
Net sales              $  286,657      $  290,856      $  203,655
Operating income           24,743          48,903          30,907
Pre-tax income             30,492          48,787          29,598

                               MARCH 31,
                       --------------------------
                          2006            2005
                       ----------      ----------
Current assets         $   90,609      $   94,537
Noncurrent assets          51,973          37,954
Current liabilities        20,745          14,552
Noncurrent
   liabilities              3,376           3,712

NOTE 3 - ASSET IMPAIRMENT AND SEVERANCE CHARGES

     During the years ended March 31, 2004, 2005 and 2006, the Company recorded the following asset impairment and severance charges and related reserve activity (in thousands):

                                        SEVERANCE AND     ASSET
                                        OTHER CHARGES   IMPAIRMENT    TOTAL
                                        -------------   ----------   --------
Reserve balances at March 31, 2003        $      0       $      0    $      0
Charge to income                             6,198              0       6,198
Cash payments                               (4,020)             0      (4,020)
Non-cash application                          (607)             0        (607)
                                          --------       --------    --------
Reserve balances at March 31, 2004           1,571              0       1,571
Cash payments                                 (317)             0        (317)
                                          --------       --------    --------
Reserve balances at March 31, 2005           1,254              0       1,254
Charge to income                                 0          1,306       1,306
Non-cash application                             0         (1,306)     (1,306)
                                          --------       --------    --------
Reserve balances at March 31, 2006        $  1,254       $      0    $  1,254
                                          ========       ========    ========

Year ended March 31, 2004 activity
     On January 16, 2004, the Company implemented a management realignment that resulted in the recognition of $6.2 million of severance and other charges. Approximately $0.6 million of the charges were non-cash and related to the accelerated vesting of restricted stock. The management realignment involved the resignation of Albert A. Cozzi as the Company's Chief Executive Officer, Frank
J. Cozzi as the Company's Vice-President and President of Metal Management Midwest, Inc. and six other employees. The Company entered into separation and release agreements with Messrs. Albert A. Cozzi, Frank J. Cozzi and the other employees that resulted in the payment of employee termination benefits. As of March 31, 2006, approximately $1.2 million was remaining to be paid, which is reflected in other accrued liabilities. These

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

payments were to be made in July 2005, however, the Company is contesting these payments (see Note 11 - Commitments and Contingencies).

Year ended March 31, 2005 activity
     During the year ended March 31, 2005, the Company paid out a portion of the employee termination benefits associated with management realignment that occurred in January 2004.

Year ended March 31, 2006 activity
     During the year ended March 31, 2006, the Company completed a strategy designed to improve the profitability of its Chicago-area scrap yards. As a part of that strategy, a decision was made to consolidate processing activities at the Chicago-area scrap yards which resulted in the Company idling a shredder and a baler. The baler was sold to a third party at approximately its net book value. The shredder is categorized as held and used and its carrying value was written down to its estimated fair value resulting in a $1.0 million asset impairment charge.

     The Company evaluated the recoverability of the customer list intangible asset and determined that the retention rate of the customers was lower than anticipated in the original intangible asset appraisal. As a result, the Company recorded an asset impairment charge of $0.3 million related to the customer list intangible asset.

NOTE 4 - EARNINGS PER SHARE

     The following is a reconciliation of the numerator and denominator used in computing EPS (in thousands, except per share amounts):

                                                          YEARS ENDED MARCH 31,
                                              ---------------------------------------------
                                                  2006            2005            2004
                                              -------------   -------------   -------------
NUMERATOR:
Net income                                    $      60,264   $      92,250   $      51,389
                                              =============   =============   =============
DENOMINATOR:
Weighted average common shares outstanding,
   basic                                             24,579          23,279          21,243
Incremental common shares attributable to
   dilutive
   stock options and warrants                           757           1,202           1,399
Incremental common shares attributable to
   unvested restricted stock                            334             178              11
                                              -------------   -------------   -------------
Weighted average common shares outstanding,
   diluted                                           25,670          24,659          22,653
                                              =============   =============   =============
Basic income per share                        $        2.45   $        3.96   $        2.42
                                              =============   =============   =============
Diluted income per share                      $        2.35   $        3.74   $        2.27
                                              =============   =============   =============

     For the years ended March 31, 2006, 2005 and 2004, options and warrants to purchase approximately 0.3 million, 0.3 million and 0.7 million weighted average shares of common stock, respectively, were excluded from the diluted EPS calculation. These shares were excluded from the diluted EPS calculation as the option and warrant exercise prices were greater than the average market price of the Company's common stock for the three respective fiscal years referenced above, and therefore their inclusion would have been anti-dilutive.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 5 - OTHER BALANCE SHEET INFORMATION

Inventories
     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following categories at March 31 (in thousands):

                                           2006          2005
                                       ------------   -----------
Ferrous metals                         $     43,574   $    58,215
Non-ferrous metals                           56,841        37,888
Other                                           268           242
                                       ------------   -----------
                                       $    100,683   $    96,345
                                       ============   ===========

Property and Equipment
     Property and equipment consists of the following at March 31 (in thousands):

                                       2006           2005
                                    -----------    -----------
Land and improvements               $    34,069    $    30,704
Buildings and improvements               26,524         22,069
Operating machinery and equipment       126,322         98,978
Automobiles and trucks                   11,691         10,687
Computer equipment and software           2,161          1,995
Furniture, fixture and office
   equipment                              1,071            790
Construction in progress                  7,469          6,709
                                    -----------    -----------
                                        209,307        171,932
Less - accumulated depreciation         (74,633)       (60,679)
                                    -----------    -----------
                                    $   134,674    $   111,253
                                    ===========    ===========

     Depreciation expense was $19.0 million, $18.5 million, and $18.0 million for the years ended March 31, 2006, 2005 and 2004, respectively.

     On March 6, 2006, the Company entered into a land purchase agreement for a parcel of property upon which a mega-shredder will be installed. The total cost of the land was $10.0 million. A deposit of $0.5 million was made, which was reflected in construction in progress at March 31, 2006. The land purchase closed on April 7, 2006.

     At March 31, 2006, construction in progress included $4.0 million of progress payments made towards the construction of a stevedoring crane. The stevedoring crane was completed and delivered to the Company on April 19, 2006. The total cost of the stevedoring crane was approximately $6.0 million and the remaining amount was paid on the delivery date.

Other Accrued Liabilities
     Other accrued liabilities consist of the following at March 31 (in thousands):

                                                   2006           2005
                                                -----------    -----------
  Accrued employee compensation and benefits    $    22,137    $    21,731
  Accrued insurance                                   5,118          4,324
  Accrued equipment purchase                          4,000              0
  Other                                               5,782          5,631
                                                -----------    -----------
                                                $    37,037    $    31,686
                                                ===========    ===========

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6 - ACQUISITIONS

     The Company accounts for acquisitions using the purchase method of accounting. The results of operations for companies acquired are included in the Company's consolidated financial statements for periods subsequent to the date of the acquisition. The Company did not have any significant acquisitions in the years ended March 31, 2005 or 2004.

     On February 27, 2006, the Company acquired the assets of Morris Recycling, Inc. ("Morris"), a full service scrap metal recycler with nine operating facilities in Mississippi, including a shredding plant adjacent to the Mississippi River, and one facility in Arkansas. The total purchase price was approximately $25.8 million, which consisted of $24.0 million in cash, $1.5 million of cash paid in April 2006 pursuant to a working capital adjustment, and $0.3 million in transaction costs. The working capital adjustment was accrued at March 31, 2006 in other accrued liabilities.

     The Company obtained independent valuations of the tangible and intangible assets associated with the purchase and allocated the purchase consideration as follows (in thousands):

                      Cash acquired                         $     178
                      Other tangible assets acquired           29,953
                      Amortizable intangible assets             4,666
                      Goodwill                                    597
                                                            ---------
                         Total assets acquired                 35,394
                      Liabilities assumed                      (9,581)
                                                            ---------
                         Total                              $  25,813
                                                            =========

     The amortizable intangible assets consist primarily of a customer list intangible asset that is being amortized over fifteen years. Goodwill of $0.6 million will be deductible for tax purposes. The purchase price allocation may be subject to revision if additional information on the fair value of assets and liabilities becomes available. Any change in the fair value of the net assets will change the amount of the purchase price allocable to goodwill. The pro forma effects of this acquisition on the Company's consolidated financial statements were not significant.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the years ended March 31, 2005 and 2006 are as follows (in thousands):

Balance at March 31, 2004                          $    1,176
Settlement of purchase price contingencies                104
                                                   ----------
Balance at March 31, 2005                               1,280
Settlement of purchase price contingencies                201
Acquisitions (see Note 6)                                 597
                                                   ----------
Balance at March 31, 2006                          $    2,078
                                                   ==========

     The Company's intangible assets consist of the following at March 31 (in thousands):

                                    2006                        2005
                          -------------------------   -------------------------
                            GROSS                       GROSS
                           CARRYING    ACCUMULATED     CARRYING    ACCUMULATED
                            AMOUNT     AMORTIZATION     AMOUNT     AMORTIZATION
                            ------     ------------     ------     ------------
Customer lists            $    4,900    $     (313)   $    1,280    $     (213)
Non-compete agreements         1,025          (240)          290          (144)
Pension plan intangible            4             0            98             0
                          ----------    ----------    ----------    ----------
 Intangibles Assets       $    5,929    $     (553)   $    1,668    $     (357)
                          ==========    ==========    ==========    ==========

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Total amortization expense for intangible assets for the years ended March 31, 2006, 2005 and 2004 were $196,000, $159,000 and $145,000, respectively.
Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for intangible assets for the next five years is as follows (in thousands):

 FISCAL YEAR ENDING MARCH 31,
-------------------------------
2007                    $   631
2008                        505
2009                        491
2010                        382
2011                        355

NOTE 8 - LONG-TERM DEBT

     Long-term debt consists of the following at March 31 (in thousands):

                                                                        2006        2005
                                                                      ---------   ---------
            Mortgage loan (interest rate of 5.50%) due January 2009   $   1,920   $   2,193
            Other debt, due 2006 to 2010, average interest rate of
               2.7% in 2006 and 4.5% in 2005, with equipment and
               real estate generally pledged as collateral                1,328         338
                                                                      ---------   ---------
                                                                          3,248       2,531
            Less -- current portion of long-term debt                    (1,164)       (367)
                                                                      ---------   ---------
                                                                      $   2,084   $   2,164
                                                                      =========   =========

     Scheduled maturities of long-term debt are as follows (in thousands):

  FISCAL YEAR ENDING MARCH 31,
--------------------------------
2007                    $  1,164
2008                         425
2009                       1,456
2010                         139
2011                          64
                        --------
Total                   $  3,248
                        ========

Credit Agreement
     On May 9, 2006, the Company entered into a $300 million secured five-year revolving credit and letter of credit facility, with a maturity date of May 1, 2011 (the "New Credit Agreement"). The New Credit Agreement replaces the Company's previous $200 million secured revolving and letter of credit facility, as amended, which had a maturity date of June 28, 2008 (the "Old Credit Agreement"). In consideration for the New Credit Agreement, the Company incurred fees and expenses of approximately $0.6 million. Pursuant to the New Credit Agreement, the Company will pay a fee on the undrawn portion of the facility that is determined by the leverage ratio (currently .175% per annum). Significant covenants under the New Credit Agreement include the satisfaction of a leverage ratio and interest coverage ratio. In addition, the New Credit Agreement permits capital expenditures of up to $75 million for the year ending March 31, 2007 and $65 million in each of the following four fiscal years.

     The New Credit Agreement provides for interest rates based on variable rates tied to the prime rate plus or minus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. The margin is based on the Company's leverage ratio (as defined in the New Credit Agreement) as determined for the trailing four fiscal quarters. Based on the current leverage ratio, the margins are either LIBOR plus .875% or prime rate minus .25%.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     At March 31, 2006, the Company had no borrowings outstanding under the Old Credit Agreement. Borrowings under the Old Credit Agreement were subject to borrowing base limitations based upon a formula equal to 85% of eligible accounts receivable plus the lesser of $65 million or 70% of eligible inventory. Pursuant to the Old Credit Agreement, the Company paid a fee on the undrawn portion of the facility that was determined by the leverage ratio. As of March 31, 2006, that fee was .25% per annum. The New Credit Agreement has no borrowing base requirements.

Mortgage Loan
     In January 2004, the Company purchased land on which it operates a scrap metals recycling facility for $4.0 million. The Company financed $2.5 million of the purchase price from a mortgage loan which bears interest at 5.50% and is due on January 1, 2009. The mortgage loan contains a balloon payment of $1.1 million.

Debt Extinguishment
     On August 14, 2003, the Company purchased approximately $30.5 million par amount of junior secured notes at a price of 101% of the principal amount, plus accrued and unpaid interest. On September 18, 2003, the Company redeemed the remaining $1.0 million par amount of junior secured notes at a price of 100% of the principal amount, plus accrued and unpaid interest. The repurchase and redemption of the junior secured notes resulted in the recognition of a $0.4 million loss on debt extinguishment during the year ended March 31, 2004. The junior secured notes were cancelled following the redemption of the remaining notes on September 18, 2003.

     In connection with entering into the Old Credit Agreement in June 2004, the Company recognized a loss on debt extinguishment of $1.7 million. This amount represented a write-off of a portion of the unamortized deferred financing costs associated with the previous credit agreement.

NOTE 9 - INCOME TAXES

     The provision for federal and state income taxes is as follows (in thousands):

                                                YEARS ENDED MARCH 31,
                                       ----------------------------------------
                                          2006           2005           2004
                                       ----------     ----------     ----------
           Federal:
              Current                  $   29,748     $   23,419     $      683
              Deferred                      1,693         27,312         20,648
                                       ----------     ----------     ----------
                                           31,441         50,731         21,331
                                       ----------     ----------     ----------
           State:
              Current                  $    4,232     $    7,477     $      872
              Deferred                        859          1,942          1,577
                                       ----------     ----------     ----------
                                            5,091          9,419          2,449
                                       ----------     ----------     ----------
           Total tax provision         $   36,532     $   60,150     $   23,780
                                       ==========     ==========     ==========

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Significant components of deferred tax assets and liabilities at March 31 are as follows (in thousands):

                                                         2006         2005
                                                      ----------   ----------
Deferred tax assets:
   State net operating loss carryforward and tax
      credits                                         $    2,610   $    1,518
   Goodwill and other intangibles                         25,108       28,528
   Employee benefit accruals                               3,455        2,728
   Other                                                   3,480        3,700
                                                      ----------   ----------
                                                          34,653       36,474
                                                      ----------   ----------
Deferred tax liabilities:
   Depreciation                                          (16,698)     (18,560)
   Joint ventures                                         (1,149)        (443)
   Other                                                       0          (32)
                                                      ----------   ----------
                                                         (17,847)     (19,035)
                                                      ----------   ----------
Net deferred tax asset before valuation allowance         16,806       17,439
Valuation allowance                                       (1,658)      (1,340)
                                                      ----------   ----------
Net deferred tax asset                                $   15,148   $   16,099
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

     At March 31, 2006, the Company had a $1.7 million valuation allowance associated with certain state NOL carryforwards due to either their short expiration periods or the expectation that more likely than not these benefits will not be realized. During the years ended March 31, 2006 and 2005, the Company recorded tax benefits of $1.7 million and $10.0 million, respectively, related to the exercise of stock options and warrants, as an increase to additional paid-in capital. The tax benefits from the exercise of stock options and warrants resulted in a reduction in taxes payable but had no impact on the effective income tax rate.

     The reconciliation of the federal income tax rate to the Company's effective tax rate is as follows:

                                                      YEARS ENDED MARCH 31,
                                             ----------------------------------------
                                                2006           2005           2004
                                             ----------     ----------     ----------
Statutory federal income tax rate                  35.0%          35.0%          35.0%
State income taxes, net of federal benefit          3.6            4.0            3.2
Non-deductible compensation                         1.7            1.4              -
Domestic manufacturing deduction                   (0.5)             -              -
Export sales benefit                               (2.0)          (1.1)          (3.8)
Loss on sale of capital stock                         -              -           (0.6)
Other                                              (0.1)           0.2           (2.2)
                                             ----------     ----------     ----------
Effective income tax rate                          37.7%          39.5%          31.6%
                                             ==========     ==========     ==========

     On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The provision of the AJCA that mainly impacted the Company was the phase-out of the extra-territorial income ("ETI") deduction, which will be completely eliminated by December 31, 2006. The ETI deduction was replaced by a domestic manufacturing deduction, which reduced the Company's effective tax rate by 0.5% in the year ended March 31, 2006. However, the benefits of the domestic manufacturing deduction will be less

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

than the benefits provided by the ETI deduction, which will negatively impact the Company's effective tax rate in future periods.

     In November 2005, the Internal Revenue Service ("IRS") commenced an examination of the Company's federal income tax return for fiscal 2004. In March 2006, the IRS completed its exam and did not make any changes to the fiscal 2004 tax return. As a result, the Company reassessed its liabilities for tax contingencies to reflect the closure of the IRS audit for fiscal 2004 and recorded a $0.3 million reduction in these liabilities during the three months ended March 31, 2006.

NOTE 10 - EMPLOYEE BENEFIT PLANS

401(k) Plan
     The Company offers a 401(k) plan covering substantially all employees. For non-union employees, the Company provides a matching contribution equal to 50% of the employee's pre-tax contribution, up to 6% of the employee's compensation. For employees covered under collective bargaining agreements, Company matching contributions are made in accordance with each respective collective bargaining agreement. Forfeitures of unvested Company contributions are used to reduce future Company matching contributions. The Company may also make a discretionary profit sharing contribution to the 401(k) plan. Matching contributions made by the Company amounted to $0.7 million, $0.4 million and $0.3 million for the years ended March 31, 2006, 2005 and 2004, respectively. No discretionary profit sharing contributions have been made into the 401(k) plan.

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

     The following table sets forth pension expense (in thousands):

                                         YEARS ENDED MARCH 31,
                                    --------------------------------
                                      2006        2005        2004
                                    --------    --------    --------
Service cost                        $    166    $    131    $    116
Interest cost                            699         695         695
Expected return on plan assets          (697)       (630)       (528)
Amortization of prior service cost        94          94          94
Recognized net actuarial loss            196         133         121
                                    --------    --------    --------
Net periodic benefit cost           $    458    $    423    $    498
                                    ========    ========    ========

     The components of the change in projected benefit obligation of the pension plans are as follows at March 31 (in thousands):

                                                  2006        2005
                                                ---------   ---------
Benefit obligation at beginning of year         $  12,479   $  11,247
Service cost                                          166         131
Interest cost                                         699         695
Benefits paid                                        (473)       (557)
Actuarial loss                                        412         963
                                                ---------   ---------
Benefit obligation at end of year               $  13,283   $  12,479
                                                =========   =========
Accumulated benefit obligation at end of year   $  12,637   $  11,920
                                                =========   =========

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The reconciliation of the beginning and ending balances of the fair value of the assets of the pension plans are as follows at March 31 (in thousands):

                                                  2006        2005
                                                ---------   ---------
Fair value of plan assets at beginning of year  $   8,597   $   7,277
Actual gain on plan assets                            710         470
Contributions                                         774       1,407
Benefits paid                                        (473)       (557)
                                                ---------   ---------
Fair value of plan assets at end of year        $   9,608   $   8,597
                                                =========   =========

     The funded status of the pension plans are as follows at March 31 (in thousands):

                                                  2006        2005
                                                ---------   ---------
Funded status                                   $  (3,675)  $  (3,882)
Unrecognized prior service cost                       311          98
Unrecognized net loss                               3,695       3,694
                                                ---------   ---------
Net amount recognized                           $     331   $     (90)
                                                =========   =========

          Amounts recognized in the consolidated balance sheet consist of the following at March 31 (in thousands):

                                                 2006         2005
                                              ----------   ----------
Intangible asset                              $        4   $       98
Accrued benefit liability                         (3,028)      (3,324)
Accumulated other comprehensive loss               3,355        3,136
                                              ----------   ----------
Net amount recognized                         $      331   $      (90)
                                              ==========   ==========

     Certain actuarial assumption such as the discount rate and long-term rate of return on plan assets have a significant effect on the amounts reported for net pension expense as well as the related obligation amounts of the Company's pension plans. The assumed discount rate reflects the rates of high-quality debt instruments that would provide the future cash flows necessary to pay benefits when they come due. The assumed long-term rate of returns on pension assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equity and debt securities and fixed income. In determining the long-term rate of return, the Company takes into account the current and expected asset allocations, as well as historical returns on plan assets.

     Weighted average assumptions used in the pension plans to determine benefit obligations and net periodic benefit cost are as follows at March 31:

                                          2006       2005       2004
                                         ------     ------     ------
Discount rate                             5.50%      5.75%      6.25%
Expected return on plan assets            8.00%      8.00%      8.00%
Rate of compensation increase*            5.00%      5.00%      5.00%

        * Rate of compensation increase is applicable to only one of the defined benefit pension plans. Benefits for the other two defined benefit pension plans are based on years of service.

     Although there were positive returns in plan assets during the past two years, the discount rate continued to decline causing an unchanged funded status of the pension plans. As a result, the Company recorded additional minimum pension liabilities of $0.2 million and $0.8 million during the years ended March 31, 2006 and 2005, respectively.

     The Company expects to make cash funding contributions to its pension plans of approximately $1.1 million in the year ending March 31, 2007. The Company has adopted an pension investment policy designed to meet or exceed the expected rate of return on plan assets assumption, while preserving principal.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

To achieve this, the Company has retained professional investment managers that invest plan assets in equity and debt securities and fixed income.

     The weighted-average asset allocation of the pension plan assets by asset category and target range are as follows:

                                                PENSION ASSETS
                                    --------------------------------------
                                                PERCENTAGE OF PLAN ASSETS
                                                       AT MARCH 31,
                                     TARGET     --------------------------
                                      RANGE       2006             2005
                                    ---------   ---------        ---------
Equity securities                   60% - 80%        65%              64%
Debt securities                     20% - 40%        31%              34%
Fixed income and cash               0% - 15%          4%               2%
                                                --------         --------
Total                                               100%             100%
                                                ========         ========

     Information about the expected benefit payments for the Company's defined benefit plans is as follows (in thousands):

           FISCAL YEAR ENDING MARCH 31,
           -------------------------------------
           2007                      $   526
           2008                          545
           2009                          568
           2010                          605
           2011                          615
           Thereafter                  3,693

Other Plans
     The Company also contributes to several multi-employer pension plans for certain employees covered under collective bargaining agreements. Pension contributions to these multi-employer plans were $0.5 million, $0.6 million and $0.4 million for the years ended March 31, 2006, 2005 and 2004, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases
     The Company leases certain facilities and equipment under operating leases expiring at various dates. Lease expense was approximately $13.6 million, $12.4 million and $10.4 million for the years ended March 31, 2006, 2005 and 2004, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

           FISCAL YEAR ENDING MARCH 31,
           --------------------------------------
           2007                      $ 12,395
           2008                        10,671
           2009                         8,690
           2010                         6,376
           2011                         3,724
           Thereafter                  15,783

Letters of Credit
     As of March 31, 2006, the Company had outstanding letters of credit of $6.0 million. The letters of credit are issued to insurance companies and lessors. The letters of credit typically secure the rights to payment to certain third parties in accordance with specified terms and conditions.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Environmental and Labor Matters
     The Company is subject to comprehensive local, state, federal and international regulatory and statutory environmental requirements relating to, among others, the acceptance, storage, treatment, handling and disposal of solid waste and hazardous waste, the discharge of materials into air, the management and treatment of wastewater and storm water, the remediation of soil and groundwater contamination, the restoration of natural resource damages and the protection of employees' health and safety. The Company believes that it and its subsidiaries are in material compliance with currently applicable statutes and regulations governing the protection of human health and the environment, including employee health and safety. However, environmental legislation may in the future be enacted and create liability for past actions and the Company or its subsidiaries may be fined or held liable for damages.

     Certain of the Company's subsidiaries have received notices from the United States Environmental Protection Agency ("USEPA"), state agencies or third parties that the subsidiary has been identified as potentially responsible for the cost of investigation and cleanup of landfills or other sites where the subsidiary's material was shipped. In most cases, many other parties are also named as potentially responsible parties. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") enables USEPA and state agencies to recover from owners, operators, generators and transporters the cost of investigation and cleanup of sites which pose serious threats to the environment or public health. In certain circumstances, a potentially responsible party can be held jointly and severally liable for the cost of cleanup. In other cases, a party who is liable may only be liable for a divisible share. Liability can be imposed even if the party shipped materials in a lawful manner at the time of shipment and the liability for investigation and cleanup costs can be significant, particularly in cases where joint and several liability may be imposed.

     CERCLA, including the Superfund Recycling Equity Act of 1999, limits the exposure of scrap metal recyclers for sales of certain recyclable material under certain circumstances. However, the recycling defense is subject to conducting reasonable care evaluations of current and potential consumers.

     Because CERCLA can be imposed retroactively on shipments that occurred many years ago, and because USEPA and state agencies are still discovering sites that present problems to public heath or the environment, the Company can provide no assurance that it will not become liable in the future for significant costs associated with any such investigations and remediation of CERCLA waste sites.

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

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     The Company has engaged in settlement discussions with Joseph A. Schiavone Corp., Schiavone and CTDEP regarding the possible characterization of the North Haven Facility, and the subsequent remediation thereof should contamination be present at concentrations that require remedial action. The Company is currently working with an independent environmental consultant to implement a CTDEP approved characterization plan. The Company cannot provide assurances that it will be able to reach an acceptable settlement of this matter with the other parties.

     On April 29, 1998, Metal Management Midwest, Inc. ("MTLM-Midwest"), a subsidiary of the Company, acquired substantially all of the operating assets of 138 Scrap, Inc. ("138 Scrap") that were used in its scrap metal recycling business. Most of these assets were located at a recycling facility in Riverdale, Illinois (the "Facility"). In early November 2003, MTLM-Midwest was served with a Notice of Intent to Sue (the "Notice") by The Jeff Diver Group, L.L.C., on behalf of the Village of Riverdale, alleging, among other things, that the release or disposal of hazardous substances within the meaning of CERCLA has occurred at an approximately 57 acre property in the Village of Riverdale (which includes the 8.8 acre Facility that was leased by MTLM-Midwest until December 31, 2003). The Notice indicates that the Village of Riverdale intends to file suit against MTLM-Midwest (directly and as a successor to 138 Scrap) and numerous other third parties under one or both of CERCLA and the Resource Conservation and Recovery Act. At this preliminary stage, the Company cannot predict MTLM-Midwest's potential liability, if any, in connection with such lawsuit or any required remediation. The Company believes that it has meritorious defenses to certain of the claims outlined in the Notice and MTLM-Midwest intends to vigorously defend itself against any claims ultimately asserted by the Village of Riverdale. In addition, although the Company believes that it would be entitled to indemnification from the prior owner of 138 Scrap for some or all of the obligations that may be imposed on MTLM-Midwest in connection with this matter under the agreement governing its purchase of the operating assets of 138 Scrap, the Company cannot provide assurances that the prior owner will have sufficient resources to fund any indemnifiable claims to which the Company may be entitled.

     On September 22, 2005 and September 23, 2005, CTDEP's Bureau of Water Management and Bureau of Waste Management each issued a Notice of Violation ("NOV") to Metal Management Aerospace, Inc. ("MTLM-Aerospace"), a subsidiary of the Company, for alleged violations at MTLM-Aerospace's facility, including, among other things, (1) operation of a solid waste facility without the approval of CTDEP; (2) failure to comply with certain environmental regulations regarding the handling of used oil, the performance of certain hazardous waste determinations, the disposal of PCBs and the discharge of oils and coolants; (3) failure to comply with certain discharge reporting obligations; (4) creation of certain potential environmental hazards; (5) inadequacy or improper maintenance of certain pollution management devices, including erosion and sediment controls and release detection for an underground diesel storage tank; (6) failure to comply with a pollution prevention plan; and (7) failure to comply with certain housekeeping and stormwater management requirements.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     On November 24, 2005, the Occupational Safety & Health Agency ("OSHA") commenced an investigation into a recent accident at the Company's Newark facility that involved an employee fatality. A one count citation was issued to the Newark facility, which included a $10 thousand penalty. The citation has been accepted and the penalty was paid in May 2006.

     On December 30, 2005, MTLM-Aerospace received two citations from OSHA. The citations resulted from inspections of MTLM-Aerospace's facility during the third quarter of fiscal 2006. MTLM-Aerospace's contest of those citations was settled through an Informal Settlement Agreement completed January 23, 2006. As part of this Informal Settlement Agreement, MTLM-Aerospace paid a penalty of approximately $25 thousand and submitted various abatement certifications in response to certain alleged violations. Only one action item from the Informal Settlement Agreement has yet to be completed. Specifically, MTLM-Aerospace is undertaking the revision of its preventive maintenance and safety committee program. MTLM-Aerospace has requested an extension until August 30, 2006 to complete this effort. MTLM-Aerospace is waiting for OSHA's response to this request. Since the preventative maintenance program will be completed using existing internal resources, it is not expected that this effort will result in significant out-of-pocket expense.

     On March 16, 2006, the USEPA issued a subpoena to both MTLM-Aerospace as well as the current landlord and former operator requesting detailed information with reference to alleged PCB contamination at MTLM-Aerospace's facility. The responses to the subpoena were submitted to the USEPA on May 4, 2006. At this time, the Company is unable to determine MTLM-Aerospace's potential liability in connection with this subpoena. The Company believes that MTLM-Aerospace has meritorious defenses to certain of the allegations outlined in the subpoena. Although the Company believes that by virtue of certain lease/transactional documents executed by the lessor and former operator, certain environmental liabilities noted in the USEPA's subpoena will be the responsibility of the lessor and former operator, there can be no assurance that the lessor and former operator will have sufficient resources to fund any or all of such liabilities.

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

     As a result of internal audits conducted by the Company, the Company determined that current and former employees of certain business units engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, the Company voluntarily disclosed its concerns regarding such cash payments to the U.S. Department of Justice. The Board of Directors appointed a special committee, consisting solely of independent directors, to conduct an investigation of these activities. The Company is cooperating with the U.S. Department of Justice. The Company implemented policies to eliminate cash payments to industrial customers. During the year ended March 31, 2004, such cash payments to industrial customers represented approximately 0.7% of the Company's consolidated ferrous and non-ferrous yard shipments. The fines and penalties under applicable

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. The Company is not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on the Company, if any, and accordingly, the Company has not recorded any amounts in the financial statements. The Company has incurred legal and other costs related to this matter of approximately $2.3 million to date.

     On July 15, 2005, the Company and MTLM-Midwest filed a complaint (the "Complaint") against former officers and directors Albert A. Cozzi, Frank J. Cozzi, and Gregory P. Cozzi (collectively, the "Defendants") in the Circuit Court of Cook County Illinois, County Department, Chancery Division. The Complaint seeks damages from Frank J. Cozzi and Gregory P. Cozzi for their actions in designing, implementing, and maintaining cash payment practices in MTLM-Midwest's accounts payable that violated Company policy and, potentially, federal law. The Complaint also alleges that the Defendants breached the non-competition and non-solicitation provisions of their respective separation and release agreements by seeking to engage in business activities and seeking to solicit suppliers, customers and service providers in competition with the Company's business. The Complaint sought, among other things, monetary compensation for the Company's actual losses and damages, and an injunction restraining and enjoining the Defendants from breaching their respective separation and release agreements. On October 21, 2005, Defendants moved to dismiss the Complaint or in the alternative to compel arbitration and stay the judicial proceedings. Defendants also filed a counterclaim seeking recovery of unpaid employee severance payments of approximately $1.2 million. On March 8, 2006, Judge Mary Anne Mason of the Circuit Court of Cook County granted the motion to compel arbitration and dismissed the lawsuit by virtue of an arbitration provision contained in the separation and release agreements. The parties now have filed for arbitration of the dispute before the American Arbitration Association.

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

     In accordance with the Plan, the Company distributed 697,465 warrants to purchase 1,394,930 shares of common stock (designated as "Series A Warrants"). The Series A Warrants were distributed to the predecessor company's stockholders and are immediately exercisable with an expiration date of June 29, 2006. Each Series A Warrant has a strike price of $10.595 per share and is exercisable into two shares of common stock. At March 31, 2006 and 2005, there were 291,696 and 642,874 Series A Warrants outstanding, respectively. Any Series A Warrant that is not exercised by June 29, 2006 will be cancelled and will expire worthless to the holder of such Series A Warrant.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 13 - STOCK-BASED COMPENSATION PLANS

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

                                                            WEIGHTED
                                                            AVERAGE
                                             SHARES      EXERCISE PRICE
                                           ----------    --------------
Options outstanding at March 31, 2003         120,000      $    1.88
Granted                                       826,210          17.06
Exercised                                    (190,000)          6.75
Expired/forfeited                             (30,000)          3.88
                                           ----------      ---------
Options outstanding at March 31, 2004         726,210          17.80
Granted                                       135,000          18.22
Exercised                                    (210,000)          3.30
Expired/forfeited                                   0           0.00
                                           ----------      ---------
Options outstanding at March 31, 2005         651,210          22.56
Granted                                       120,000          23.00
Exercised                                           0           0.00
Expired/forfeited                                   0           0.00
                                           ----------      ---------
Options outstanding at March 31, 2006         771,210      $   22.63
                                           ==========      =========
Exercisable at March 31, 2006                 712,212      $   22.35
                                           ==========      =========
Exercisable at March 31, 2005                 539,211      $   21.79
                                           ==========      =========
Exercisable at March 31, 2004                 576,210      $   15.41
                                           ==========      =========

Restricted Stock
     Restricted stock grants consist of shares of the Company's common stock which are awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. During the years ended March 31, 2006, 2005 and 2004, the per share weighted average fair value of restricted stock granted was $20.70, $26.48 and $17.61, respectively. The Company recorded stock-based compensation expense related to restricted stock of approximately $7.2 million, $4.8 million and $1.0 million in the years ended March 31, 2006, 2005 and 2004, respectively.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Summarized information for restricted stock issued by the Company is as follows:

                                                            SHARES
                                                          ----------
Restricted stock outstanding at March 31, 2003                     0
Granted                                                      560,188
Vested                                                       (41,160)
Cancelled                                                        (90)
                                                          ----------
Restricted stock outstanding at March 31, 2004               518,938
Granted                                                      181,732
Vested                                                      (131,412)
Cancelled                                                          0
                                                          ----------
Restricted stock outstanding at March 31, 2005               569,258
Granted                                                      220,081
Vested                                                      (246,793)
Cancelled                                                    (19,319)
                                                          ----------
Restricted stock outstanding at March 31, 2006               523,227
                                                          ==========

     The scheduled vesting for outstanding restricted shares issued as of March 31, 2006 is as follows:

                      FISCAL YEAR ENDING MARCH 31,
                      -------------------------------------
                      2007                      258,776
                      2008                      252,602
                      2009                       11,849
                                                -------
                      Total                     523,227
                                                =======

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

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Summarized information for warrants issued by the Company is as follows:

                                                            WEIGHTED
                                                            AVERAGE
                                            SHARES       EXERCISE PRICE
                                          -----------    --------------
Warrants outstanding at March 31, 2003      3,590,000     $      3.80
Granted                                             0            0.00
Exercised                                  (2,294,000)          (3.64)
Expired/forfeited                             (45,000)          (5.54)
                                          -----------     -----------
Warrants outstanding at March 31, 2004      1,251,000            4.04
Granted                                             0            0.00
Exercised                                  (1,024,000)           4.09
Expired/forfeited                                   0            0.00
                                          -----------     -----------
Warrants outstanding at March 31, 2005        227,000            3.80
Granted                                             0            0.00
Exercised                                    (202,000)           3.62
Expired/forfeited                                   0            0.00
                                          -----------     -----------
Warrants outstanding at March 31, 2006         25,000     $      5.18
                                          ===========     ===========
Exercisable at March 31, 2006                  25,000     $      5.18
                                          ===========     ===========
Exercisable at March 31, 2005                 227,000     $      3.80
                                          ===========     ===========
Exercisable at March 31, 2004               1,251,000     $      4.04
                                          ===========     ===========

     The following table summarizes information about options and warrants outstanding at March 31, 2006:

                                                              OPTIONS/WARRANTS
                          OPTIONS/WARRANTS OUTSTANDING          EXERCISABLE
                       ----------------------------------   --------------------
                                    WEIGHTED
                                     AVERAGE     WEIGHTED               WEIGHTED
                                    REMAINING    AVERAGE                AVERAGE
                                   CONTRACTUAL   EXERCISE               EXERCISE
EXERCISE PRICES         SHARES     LIFE (YRS)     PRICE      SHARES      PRICE
---------------        ---------   -----------   --------   ---------   --------
$1.87 - $17.55           196,210       4.33      $ 11.53      193,210   $ 11.48
$17.56 - $22.00          175,000       8.01      $ 18.50      155,334   $ 18.35
$22.01 - $28.00          275,000       6.19      $ 24.84      255,334   $ 24.73
$28.01 - $35.00          150,000       7.83      $ 35.00      133,334   $ 35.00
                       ---------                            ---------

                         796,210                              737,212
                       ---------                            ---------
                       ---------                            ---------

Employee Stock Purchase Plan
     On October 1, 2005, the Metal Management, Inc. Employee Stock Purchase Plan (the "ESPP") became effective and 1.0 million shares of the Company's common stock were reserved for issuance. Eligible employees may purchase a limited number of shares of the Company's common stock at a discount of 15% of the lesser of the fair market value of the Company's common stock at the beginning of an offering period or the end of an offering period. The ESPP has four quarterly offering periods per year. For the year ended March 31, 2006, there were 4,158 shares purchased at an average price of $19.77 per share.

     Pursuant to APB No. 25, no stock-based compensation costs are recognized as the ESPP meets all the characteristics of a non-compensatory plan as defined in APB No. 25. In fiscal 2007, the Company will recognize stock-based compensation expense for the ESPP under the provisions of SFAS No. 123(R).

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 14 - RELATED PARTY TRANSACTIONS

     On April 1, 2006, Norman R. Bobins joined the Company's Board of Directors. Mr. Bobins is the President and Chief Executive Officer of LaSalle Bank National Association ("LaSalle"). The Company conducts various business transactions with LaSalle. LaSalle is the Agent under the Old Credit Agreement and New Credit Agreement. In addition, the Company utilizes LaSalle for cash management and transfer agent services.

NOTE 15 - SUBSEQUENT EVENTS

     On April 28, 2006, the Company sold its ownership interest in Southern (see
Note 2 - Equity Method Investments).

     On May 9, 2006, the Company entered into a $300 million secured five-year revolving credit and letter of credit facility, with a maturity date of May 1, 2011 (See Note 8 - Long-term Debt).

     On May 16, 2006, the Company acquired substantially all of the assets of a scrap metal recycling yard located in East Chicago, Indiana from OmniSource Corporation. The acquisition was paid for using cash balances. The pro forma effects of this acquisition are not significant to the Company's consolidated financial statements.

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial information for the Company's last eight fiscal quarters (in thousands, except per share amounts):

FISCAL 2006                                   JUNE 30      SEPT. 30     DEC. 31      MAR. 31
-----------                                   -------      --------     -------      -------
Net sales                                    $  381,634   $  378,301   $  395,090   $  434,101
Operating income                                  6,895       26,394       22,751       30,727
Net income                                        5,446       16,921       15,346       22,551
Basic earnings per share (a)                 $     0.22   $     0.69   $     0.63   $     0.90
Diluted earnings per share (a)               $     0.22   $     0.66   $     0.60   $     0.86

FISCAL 2005                                   JUNE 30      SEPT. 30     DEC. 31      MAR. 31
-----------                                   -------      --------     -------      -------
Net sales                                    $  367,176   $  425,007   $  447,553   $  462,222
Operating income                                 20,186       51,947       45,700       25,061
Net income                                       12,525       34,053       29,482       16,190
Basic earnings per share (a)                 $     0.55   $     1.48   $     1.26   $     0.68
Diluted earnings per share (a)               $     0.52   $     1.40   $     1.19   $     0.64

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

                             METAL MANAGEMENT, INC.
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                  BALANCE AT   CHARGED TO   CHARGED TO   DEDUCTIONS,   BALANCE AT
                                  BEGINNING    COSTS AND      OTHER        NET OF        END OF
                                  OF PERIOD     EXPENSES     ACCOUNTS    RECOVERIES      PERIOD
                                  ----------   ----------   ----------   -----------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
      Year Ended March 31, 2004    $  1,003     $  1,186    $       0     $   (539)     $  1,650
      Year Ended March 31, 2005    $  1,650     $  1,426    $       0     $   (399)     $  2,677
      Year Ended March 31, 2006    $  2,677     $    378    $     203     $ (1,475)     $  1,783
TAX VALUATION ALLOWANCE:
      Year Ended March 31, 2004    $ 59,183     $    168    $ (57,835)    $      0      $  1,516
      Year Ended March 31, 2005    $  1,516     $      0    $    (176)    $      0      $  1,340
      Year Ended March 31, 2006    $  1,340     $    403    $     (85)    $      0      $  1,658