Form 10-K/A
period 2006-03-31
METAL MANAGEMENT INC
filed 2006-07-31
CIK 795665

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

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
     Large accelerated filer  _      Accelerated filer X      Non-accelerated
filer  _

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     In connection with the filing of this Form 10-K/A and pursuant to Rules 12b-15, 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended, the Registrant is including currently dated certifications. This Form 10-K/A does not reflect events occurring after the filing of the Registrant's Form 10-K on May 25, 2006 or modify or update the disclosure contained therein in any way other than as required to reflect the inclusion of the Metal Management, Inc. Employee Stock Purchase Plan financial statements and report of the independent registered public accounting firm thereon.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as a part of this report:

          (1) Financial Statements:

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm       F-1

Statement of Financial Condition as of March 31, 2006         F-2

Statement of Income and Changes in Plan Equity from Plan
  Inception through March 31, 2006                            F-3

Notes to Financial Statements                                 F-4

          (3) Exhibits:

NUMBER AND DESCRIPTION OF EXHIBIT

         23.1  Consent of PricewaterhouseCoopers LLP




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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on July 31, 2006.

                                          METAL MANAGEMENT, INC.

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Compensation Committee of the Board of Directors of Metal Management, Inc. and the
Participants of the Metal Management, Inc. Employee Stock Purchase Plan

     In our opinion, the accompanying statement of financial condition and the related statement of income and changes in plan equity present fairly, in all material respects, the financial condition of the Metal Management, Inc. Employee Stock Purchase Plan (the "Plan") at March 31, 2006, and the income and changes in plan equity for the period from inception to March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, IL
July 31, 2006

                             METAL MANAGEMENT, INC.
                          EMPLOYEE STOCK PURCHASE PLAN

                        STATEMENT OF FINANCIAL CONDITION

                                                              MARCH 31, 2006
                                                              --------------
ASSETS
  Receivable from Metal Management, Inc.
     (Notes 1 and 2)                                             $90,037
                                                                 -------
                        TOTAL ASSETS                             $90,037
                                                                 =======


LIABILITIES AND EQUITY
  Obligations to purchase Metal Management, Inc.
     common stock (Notes 1 and 2)                                $90,037
  Plan equity                                                          0
                                                                 -------
                TOTAL LIABILITIES AND EQUITY                     $90,037
                                                                 =======

               See accompanying notes to the financial statements

                             METAL MANAGEMENT, INC.
                          EMPLOYEE STOCK PURCHASE PLAN

                 STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY

                                                                  PERIOD OF
                                                              INCEPTION THROUGH
                                                               MARCH 31, 2006
                                                              -----------------
Plan equity at inception                                          $       0
Participant contributions                                           172,265
Benefit payments (Note 1 and 2)                                    (172,241)
Amounts refunded to Plan participants                                   (24)
                                                                  ---------
Plan equity at the end of the year                                $       0
                                                                  =========

               See accompanying notes to the financial statements

                             METAL MANAGEMENT, INC.
                          EMPLOYEE STOCK PURCHASE PLAN
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF THE PLAN

     In July 2005, the Board of Directors of Metal Management, Inc. (the "Company") adopted the Metal Management, Inc. Employee Stock Purchase Plan (the "Plan"). The Plan was approved by the Company's stockholders in September 2005 and became effective on October 1, 2005. The Compensation Committee of the Board of Directors administers the Plan. The Company has reserved a total of 1,000,000 shares of common stock for issuance under the Plan.

     The Plan permits eligible employees to make regular, systematic purchases of the Company's common stock directly from the Company through payroll deductions. Substantially all employees of the Company are eligible to participate except for:

     - an employee who customarily is employed (within the meaning of Section 423(b)(4)(B) of the Internal Revenue Code of 1986 ("Code")) 20 hours or less per week by the Company,

     - an employee who has not been continuously employed (within the meaning of Code Section 423(b)(4)(A)) by the Company for at least 90 days,

     - an employee who would own (immediately after the grant of an option under this Plan) stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company based on the rules set forth in Section 423(b)(3) and Section 424 of the Code, and

     - any highly compensated employee (within the meaning of Code Section 414(q)) whose annual compensation rate is at least $170,000, or other group of highly compensated employees as designated by the Compensation Committee.

     Voluntary employee contributions are deducted from participants' base pay each pay period and are held for the participants' accounts. All funds held by the Company under the Plan are included in the general assets of the Company.

     On the first day of each of the four purchase periods (April 1, July 1, October 1 and January 1), participants in the Plan are granted an option to purchase shares of the Company's common stock. Within two days after the last day of each purchase period (June 30, September 30, December 31 and March 31), the Company uses participant contributions, net of refunds, to purchase shares of the Company's common stock for each participant. Contributions that exceed the Plan provisions or Code limits are refunded to participants. The purchase price per share to the participant is equal to 85% of the lesser of the market value, as defined, of the Company's common stock on the first or last day of the purchase period.

     For the purchase period ending December 31, 2005, a total of 4,158 shares of the Company's common stock were purchased. All shares are registered in the participant's name in book entry form with the Plan's custodian.

     Participants may terminate contributions and withdraw from the Plan at any time up to ten days prior to the exercise date in any purchase period. Even though there are no current intentions to do so, the Board of Directors may terminate the Plan at any time. Stock purchase transactions in process at the time of such termination cannot be modified or canceled without the written consent of the participants.

                             METAL MANAGEMENT, INC.
                          EMPLOYEE STOCK PURCHASE PLAN
                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting
The accompanying financial statements have been prepared on the accrual basis of accounting.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires Plan management to make estimates that affect the reported amounts of Plan assets and liabilities and to disclose any contingent assets and liabilities at the date of the financial statements and the reported amounts of changes in Plan equity during the reporting period. Actual results could differ from those estimates, and the differences could be material.

Benefit Payments
Benefit payments represent the purchases of common stock or common stock to be purchased (see Note 4 -- Subsequent Events).

Risks and Uncertainties
The Plan does not hold assets of the individual Plan participants but rather holds as its only asset the accumulated contributions representing payroll deductions due from the Company. As such, the Plan is exposed to concentration of credit risk. The Plan also provides for investment in shares of common stock. Shares of common stock are exposed to equity price risk. Due to the level of risk associated with shares of common stock and the level of uncertainty related to changes in the value of shares of common stock, it is at least reasonably possible that changes in the risks in the near term would materially affect the value of the securities acquired by the participants and will affect the number of shares of common stock that a participant can acquire from his or her accumulated contributions prior to acquisition of the common stock.

Plan Administration
The Plan is administered by the Compensation Committee of the Company's Board of Directors, which consists of four outside directors.

Plan Expenses
The Company pays for the Plan's administrative expenses.

NOTE 3 -- FEDERAL INCOME TAXES

The Plan qualifies as an Employee Stock Purchase Plan under Section 423 of the Code. Issuances of shares under this Plan are not intended to result in taxable income to participants in the Plan based on provisions in Section 423 of the Code.

NOTE 4 -- SUBSEQUENT EVENTS

For the Offering Period ended March 31, 2006, Plan participants' accumulated payroll deductions amounted to $90,037 and have been recorded as a contribution receivable by the Plan as of March 31, 2006. Subsequent to March 31, 2006, the aggregate of these accumulated deductions were used to purchase 4,452 whole shares of common stock, which were issued by the Company to the Plan custodian subsequent to March 31, 2006. The shares of common stock purchased subsequent to March 31, 2006 had a closing market value of $140,906 as of the exercise date.