Form 10-Q
period 2006-06-30
METAL MANAGEMENT INC
filed 2006-08-03
CIK 795665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ---------------------------

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

     As of July 20, 2006, the registrant had 26,862,083 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                PAGE
PART I: FINANCIAL INFORMATION

Item 1.           Financial Statements
                  Consolidated Statements of Operations -- three months ended
                  June 30, 2006 and 2005 (unaudited)..........................    1

                  Consolidated Balance Sheets -- June 30, 2006 and March 31,
                  2006 (unaudited)............................................    2

                  Consolidated Statements of Cash Flows -- three months ended
                  June 30, 2006 and 2005 (unaudited)..........................    3

                  Consolidated Statement of Stockholders' Equity -- three
                  months ended June 30, 2006 (unaudited)......................    4

                  Notes to Consolidated Financial Statements (unaudited)......    5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   19

Item 3.           Quantitative and Qualitative Disclosures about Market
                  Risk........................................................   27

Item 4.           Controls and Procedures.....................................   27

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings...........................................   29

Item 2.           Unregistered Sales of Equity Securities and Use of
                  Proceeds....................................................   30

Item 6.           Exhibits....................................................   30

Signatures....................................................................   31

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                               JUNE 30,      JUNE 30,
                                                                 2006          2005
                                                              -----------   -----------
NET SALES                                                     $   495,912   $   381,634

OPERATING EXPENSES:
 Cost of sales (excluding depreciation)                           422,921       350,379
 General and administrative                                        20,872        19,746
 Depreciation and amortization                                      6,847         4,614
 Severance and other charges                                          442             0
                                                              -----------   -----------

OPERATING INCOME                                                   44,830         6,895
Income from joint ventures                                          1,860         2,051
Interest expense                                                     (322)         (376)
Interest and other income, net                                        431           472
Gain on sale of joint venture interest                             26,362             0
                                                              -----------   -----------

Income before income taxes                                         73,161         9,042
Provision for income taxes                                         28,272         3,596
                                                              -----------   -----------
NET INCOME                                                    $    44,889   $     5,446
                                                              ===========   ===========
EARNINGS PER SHARE:
      Basic                                                   $      1.76   $      0.22
                                                              ===========   ===========
      Diluted                                                 $      1.70   $      0.22
                                                              ===========   ===========
CASH DIVIDENDS DECLARED PER SHARE                             $     0.075   $     0.075
                                                              ===========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                                        25,576        24,354
                                                              ===========   ===========
      Diluted                                                      26,393        25,300
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                               JUNE 30,    MARCH 31,
                                                                 2006         2006
                                                              ----------   ----------
                           ASSETS
Current assets:
   Cash and cash equivalents                                  $   15,317   $   37,717
   Short-term investments                                         16,010       36,035
   Accounts receivable, net                                      214,034      168,025
   Inventories                                                   161,147      100,683
   Deferred income taxes                                           4,842        4,842
   Prepaid expenses and other assets                              13,126        7,848
                                                              ----------   ----------
         TOTAL CURRENT ASSETS                                    424,476      355,150
Property and equipment, net                                      158,817      134,674
Goodwill                                                           5,940        2,078
Intangible assets, net                                            17,576        5,376
Deferred income taxes, net                                        10,486       10,306
Investments in joint ventures                                     21,027       45,487
Other assets                                                       2,898        2,246
                                                              ----------   ----------
                        TOTAL ASSETS                          $  641,220   $  555,317
                                                              ==========   ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                          $      413   $    1,164
   Accounts payable                                              145,397      119,477
   Income taxes payable                                           31,218        6,526
   Other accrued liabilities                                      20,309       37,037
                                                              ----------   ----------
         TOTAL CURRENT LIABILITIES                               197,337      164,204
Long-term debt, less current portion                               1,996        2,084
Other liabilities                                                  4,923        5,140
                                                              ----------   ----------
         TOTAL LONG-TERM LIABILITIES                               6,919        7,224

Stockholders' equity:
   Preferred stock                                                     0            0
   Common stock                                                      269          260
   Warrants                                                            0          179
   Additional paid-in capital                                    188,818      183,529
   Deferred stock-based compensation                                   0       (5,045)
   Accumulated other comprehensive loss                           (2,046)      (2,046)
   Retained earnings                                             249,923      207,012
                                                              ----------   ----------
         TOTAL STOCKHOLDERS' EQUITY                              436,964      383,889
                                                              ----------   ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  641,220   $  555,317
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              JUNE 30,     JUNE 30,
                                                                2006         2005
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  44,889    $   5,446
Adjustments to reconcile net income to cash flows from
   operating
   activities:
      Depreciation and amortization                               6,847        4,614
      Deferred income taxes                                         (58)         669
      Income from joint ventures                                 (1,831)      (2,051)
      Gain on sale of joint venture interest                    (26,362)           0
      Distributions of earnings from joint ventures               8,522        2,650
      Stock-based compensation expense                            1,358        1,498
      Excess tax benefits from stock-based compensation             (56)         276
      Other                                                         906          861
  Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                       (46,279)      26,489
      Inventories                                               (59,677)      (9,117)
      Accounts payable                                           25,971      (16,025)
      Income taxes                                               25,241          218
      Other accrued liabilities                                 (11,783)     (12,506)
      Other                                                      (4,408)        (778)
                                                              ---------    ---------
Net cash provided by (used in) operating activities             (36,720)       2,244
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                       (26,516)      (6,506)
      Proceeds from sale of property and equipment                  119           90
      Purchases of short-term investments                       (55,600)     (10,485)
      Sales of short-term investments                            75,625            0
      Investments in joint ventures                              (2,500)           0
      Distributions of capital from joint ventures                  600          354
      Proceeds from sale of joint venture interest               46,005            0
      Acquisitions, net of cash acquired                        (28,156)           0
                                                              ---------    ---------
Net cash provided by (used in) investing activities               9,577      (16,547)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuances of long-term debt                                10,373      424,982
      Repayments of long-term debt                              (11,217)    (425,075)
      Issuance of common stock                                    8,117           94
      Excess tax benefits from stock-based compensation              56            0
      Cash dividends paid to stockholders                        (1,978)      (1,882)
      Fees paid to issue long-term debt                            (608)           0
                                                              ---------    ---------
Net cash provided by (used in) financing activities               4,743       (1,881)
                                                              ---------    ---------

Net decrease in cash and cash equivalents                       (22,400)     (16,184)
Cash and cash equivalents at beginning of period                 37,717       52,821
                                                              ---------    ---------
Cash and cash equivalents at end of period                    $  15,317    $  36,637
                                                              =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid                                            $     198    $     196
                                                              =========    =========
Cash income taxes paid                                        $   3,089    $   2,433
                                                              =========    =========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)

                                                                                             ACCUMULATED
                                    COMMON STOCK                ADDITIONAL     DEFERRED         OTHER
                                    ------------                 PAID-IN     STOCK-BASED    COMPREHENSIVE   RETAINED
                                   SHARES   AMOUNT   WARRANTS    CAPITAL     COMPENSATION       LOSS        EARNINGS      TOTAL
                                   ------   ------   --------    -------     ------------       ----        --------      -----
BALANCE AT MARCH 31, 2006          25,987   $ 260     $  179    $ 183,529      $ (5,045)      $ (2,046)     $ 207,012   $ 383,889
Net income                             0        0          0            0             0              0         44,889      44,889
                                                                                                                        ---------
Total comprehensive income                                                                                                 44,889
Issuance of restricted stock (net
   of cancellations)                 230        2          0           (2)            0              0              0           0
Reclassification of deferred
   stock-based compensation            0        0          0       (5,045)        5,045              0              0           0
Issuance of stock under employee
   stock purchase plan                 5        1          0           88             0              0              0          89
Exercise of stock options and
   warrants and related tax
   benefits                          637        6       (157)       8,746             0              0              0       8,595
Cash dividends paid to
   stockholders                        0        0          0            0             0              0         (1,978)     (1,978)
Other                                  0        0        (22)         144             0              0              0         122
Stock-based compensation expense       0        0          0        1,358             0              0              0       1,358
                                   ------   -----     ------    ---------      --------       --------      ---------   ---------
BALANCE AT JUNE 30, 2006           26,859   $ 269     $    0    $ 188,818      $      0       $ (2,046)     $ 249,923   $ 436,964
                                   ======   =====     ======    =========      ========       ========      =========   =========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

Organization and Business
     Metal Management, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") are principally engaged in the business of collecting, processing and marketing of ferrous and non-ferrous scrap metals. The Company collects industrial scrap metal and obsolete scrap metal, processes it into reusable forms, and supplies the recycled metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through the Company's recycling facilities located in 16 states. The Company's ferrous products primarily include shredded, sheared, cold briquetted and bundled scrap metal, and other purchased scrap metal, such as turnings, cast and broken furnace iron. The Company also processes non-ferrous metals, including aluminum, stainless steel and other nickel-bearing metals, copper, brass, titanium and high-temperature alloys, using similar techniques and through application of certain of the Company's proprietary technologies.

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

     Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

Reclassifications
     Certain reclassifications have been made to the prior year's financial information to conform to the current year presentation. In the consolidated statements of cash flows, the Company reclassified book overdrafts of $4.2 million from cash flows from financing activities to cash flows from operating activities.

Revenue Recognition
     The Company's primary source of revenue is from the sale of processed ferrous and non-ferrous scrap metals. The Company also generates revenue from the brokering of scrap metals or from services performed, including but not limited to tolling, stevedoring and dismantling. Revenues from processed ferrous and non-ferrous scrap metal sales are recognized when title passes to the customer. Revenues relating to brokered sales are recognized upon receipt of the materials by the customer. Revenues from services are recognized as the service is performed. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are accrued against revenues as incurred.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Revenues by product category were as follows (in thousands):

                                    THREE MONTHS ENDED
                                  -----------------------
                                  JUNE 30,      JUNE 30,
                                    2006          2005
                                  ---------     ---------
Ferrous metals                    $ 295,504     $ 248,582
Non-ferrous metals                  175,647       116,114
Brokerage - ferrous                  15,963        11,010
Brokerage - non-ferrous               3,667         2,249
Other                                 5,131         3,679
                                  ---------     ---------
            Net sales             $ 495,912     $ 381,634
                                  =========     =========

Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the impact, if any, that FIN 48 will have on its consolidated financial statements.

NOTE 2 - STOCK BASED COMPENSATION

     Effective April 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" which provides for certain changes in the measurement and recognition of stock-based compensation. The Company elected to use the modified prospective method of adoption whereby prior periods are not revised for comparative purposes. The Company also changed its accounting policy for recognizing stock-based compensation expense to a straight-line attribution method for all awards that are granted on or after April 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS No. 123(R), the Company uses an accelerated expense attribution method as described by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." SFAS No. 123(R) also requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of March 31, 2006, there was a balance of $5.0 million of deferred stock-based compensation that was reclassified to additional paid-in capital on April 1, 2006.

     Prior to April 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures." Under the intrinsic value method, compensation expense for stock options was recorded only if, on the date of the grant, the current fair value of the Company's common stock exceeded the exercise price of the stock option. Other equity-based awards for which stock-based compensation expense was recorded were generally grants of restricted stock awards which were measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value was recognized as an expense over the corresponding service period of the awards.

     SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Previously under APB No. 25, forfeitures

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

were recognized as they occurred. The adjustment to account for the expected forfeitures of stock-based awards granted prior to April 1, 2006, for which the Company previously recorded an expense, was not material.

     As required by SFAS No. 123(R), the Company has included as part of cash flows from financing activities the gross benefit of tax deductions related to stock-based compensation in excess of the grant date fair value of the related stock-based awards for the options and warrants exercised during the three months ended June 30, 2006. This amount is shown as a reduction to cash flow from operating activities and an increase to cash flow from financing activities. Changes in cash and cash equivalents remain unchanged from what would have been reported prior to the adoption of SFAS No. 123(R).

     The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and the employee stock purchase plan included in the Company's consolidated statement of operations for the three months ended June 30, 2006 (in thousands):

Cost of sales (excluding depreciation)                         $       46
General and administrative                                          1,133
Severance and other charges (See Note 4)                              179
                                                               ----------
   Stock-based compensation expense before income taxes             1,358
   Income tax benefit                                                (398)
                                                               ----------
Total stock-based compensation expense after income taxes      $      960
                                                               ==========

     The income tax benefit is lower than the Company's effective tax rate due to non-deductible stock-based compensation. In the three months ended June 30, 2005, the Company recognized stock-based compensation expense of $1.5 million all of which related to restricted stock awards.

     The incremental impact of adopting SFAS No. 123(R) related to the recognition of stock-based compensation on stock option grants and the employee stock purchase plan. The Company's income before income taxes and net income for the three months ended June 30, 2006 are $0.4 million and $0.2 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 are each $0.01 per share lower than if the Company had continued to account for stock-based compensation under APB No. 25.

     In accordance with SFAS No. 123, the Company provided pro forma information to illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation. The pro forma information required under SFAS No. 123 for the three months ended June 30, 2005 was as follows (in thousands, except per share amounts):

Net income, as reported                                        $   5,446
   Add: Stock-based compensation
      expense included in reported net income,
      net of related tax effects                                     901
   Deduct: Total stock-based compensation
      expense determined under the fair value
      method for all awards, net of related tax effects           (1,099)
                                                               ---------
PRO FORMA NET INCOME                                           $   5,248
                                                               =========
Earnings per share:
   Basic - as reported                                         $    0.22
                                                               =========
   Basic - pro forma                                           $    0.22
                                                               =========

   Diluted - as reported                                       $    0.22
                                                               =========
   Diluted - pro forma                                         $    0.21
                                                               =========

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Valuation Assumptions for Stock Options
     The Company estimates the fair value of stock options granted before and after the adoption of SFAS No. 123(R) using the Black-Scholes option valuation model. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The assumptions used in the Black-Scholes model are:

     - Expected Life. The expected life of options granted represents the period of time that they are expected to be outstanding. The Company estimates the expected life of options granted based on its historical experience of grants, exercises and post-vesting cancellations. Contractual term expirations have not been significant.

     - Expected Volatility. The Company estimates the volatility of its stock options at the date of grant using historical volatilities, consistent with SFAS No. 123(R) and SEC Staff Accounting Bulletin No. 107, "Share-Based Payment." Historical volatilities are calculated based on the historical prices of the Company's common stock over a period at least equal to the expected life of the option grants. The Company does not use implied volatilities as publicly traded options of its common stock have lives which are shorter than the expected life of the option grants.

     - Risk-Free Interest Rate. The risk-free interest rate is based on zero-coupon U.S. Treasuries with remaining terms equivalent to the expected life of the option grants.

     - Expected Dividend Yield. The expected dividend yield is based on the expected annual dividends divided by the grant date market value of the Company's common stock.

     - Forfeitures. The Company uses historical data to estimate pre-vesting option forfeitures. As required by SFAS No. 123(R), the Company only records stock-based compensation expense for those awards that are expected to vest.

     The Company used the following valuation assumptions to estimate the fair value of options granted:

                                               THREE MONTHS ENDED
                                             ----------------------
                                             JUNE 30,      JUNE 30,
                                               2006          2005
                                             --------      --------
Expected life (years)                              2             2
Expected volatility                             47.1%         49.5%
Expected dividend yield                         0.96%         1.30%
Risk-free interest rate                         4.93%         3.52%
Fair value per option granted                $  8.92       $  7.13

Stock Plans
     The Company has one stock-based compensation plan, the Metal Management, Inc. 2002 Incentive Stock Plan (the "2002 Incentive Stock Plan"). The 2002 Incentive Stock Plan provides for the issuance of up to 4,000,000 shares of common stock of the Company. The Compensation Committee of the Board of Directors has the authority to issue stock awards under the 2002 Incentive Stock Plan to the Company's employees, consultants and directors over a period of up to ten years. The stock awards can be in the form of stock options, stock appreciation rights or restricted stock grants. As of June 30, 2006, there are approximately 1.5 million shares available for issuance under the 2002 Incentive Stock Plan. Prior to the adoption of the 2002 Incentive Stock Plan, the Company issued warrants to certain employees and directors, of which, as of June 30, 2006, warrants to purchase 25,000 shares of common stock remain outstanding.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     A summary of compensatory stock option and warrant activity during the three months ended June 30, 2006 is as follows:

                                                           WEIGHTED
                                             WEIGHTED      AVERAGE       AGGREGATE
                                              AVERAGE     REMAINING      INTRINSIC
                                             EXERCISE    CONTRACTUAL       VALUE
                                  SHARES       PRICE      LIFE(YRS)     (IN 000'S)
                                 ---------   ---------   ------------   -----------
Outstanding at March 31, 2006      796,210   $   22.08
Granted                            120,000       31.33
Exercised                         (126,000)      20.72
Expired/forfeited                        0        0.00
                                 ---------   ---------
Outstanding at June 30, 2006       790,210   $   23.70         5.88      $   6,209
                                 =========   =========                   =========
Exercisable at June 30, 2006       620,212   $   21.96         5.95      $   5,953
                                 =========   =========                   =========

     The total intrinsic value of options exercised during the three months ended June 30, 2006 was $1.3 million, determined as of the date of exercise. The total cash received from stock option exercises during the three months ended June 30, 2006 was $2.6 million. As of June 30, 2006, there was $1.0 million of unrecognized compensation cost related to nonvested stock options which is expected to be recognized by March 31, 2007.

     A summary of restricted stock award activity during the three months ended June 30, 2006 is as follows:

                                                    WEIGHTED-
                                                  AVERAGE GRANT
                                    SHARES       DATE FAIR VALUE
                                 ------------   -----------------
Outstanding at March 31, 2006         523,227      $     20.40
Granted                               231,391            29.00
Vested                                (22,707)           22.80
Cancelled                              (1,575)           26.65
                                 ------------      -----------
Outstanding at June 30, 2006          730,336      $     23.03
                                 ============      ===========

     Restricted stock awards are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the holder. During the period of restriction, the holder of restricted stock has voting rights and is entitled to all dividends paid with respect to the restricted stock. As of June 30, 2006, there was $10.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 1.43 years. The total fair value of restricted stock awards vested during the three months ended June 30, 2006 was $0.7 million.

Employee Stock Purchase Plan
     The Metal Management, Inc. Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors and approved by the stockholders in September 2005 and became effective on October 1, 2005. Under the ESPP, eligible employees of the Company who elect to participate have the right to purchase common stock at a 15 percent discount from the lower of the market value of the Company's common stock at the beginning or the end of each three month offering period. The Compensation Committee of the Board of Directors administers the ESPP. The Company has reserved a total of 1,000,000 shares of common stock for issuance under the ESPP. As of June 30, 2006, there were 991,390 shares available for future award grants under the ESPP.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     During the three months ended June 30, 2006, ESPP awards were valued using the following assumptions:

Expected life (years)                                .25
Expected volatility                                 33.4%
Expected dividend yield                             0.24%
Risk-free interest rate                             4.67%
Fair value per ESPP award                        $  7.01

NOTE 3 - EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock options and warrants and from nonvested restricted stock. The following is a reconciliation of the numerators and denominators used in computing EPS (in thousands, except for per share amounts):

                                               THREE MONTHS ENDED
                                           --------------------------
                                            JUNE 30,        JUNE 30,
                                              2006            2005
                                           ----------      ----------
NUMERATOR:
Net income                                 $   44,889      $    5,446
                                           ==========      ==========
DENOMINATOR:
Weighted average common shares
  outstanding, basic                           25,576          24,354
Incremental common shares
  attributable to dilutive stock
  options and warrants                            521             752
Incremental common shares
  attributable to nonvested
  restricted stock                                296             194
                                           ----------      ----------
Weighted average common shares
  outstanding, diluted                         26,393          25,300
                                           ==========      ==========

Basic income per share                     $     1.76      $     0.22
                                           ==========      ==========
Diluted income per share                   $     1.70      $     0.22
                                           ==========      ==========

     For the three months ended June 30, 2006 and 2005, options to purchase 262,088 and 425,000 weighted average shares of common stock, respectively, were excluded from the diluted EPS calculation as the option exercise prices were greater than the average market price of the Company's common stock for the respective periods referenced above, and therefore their inclusion would have been anti-dilutive.

NOTE 4 - OTHER BALANCE SHEET INFORMATION

Short-term Investments
     All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. At June 30, 2006, the Company had short-term investments of approximately $16.0 million, which mainly consisted of investments in auction rate securities which are classified as available-for-sale. Auction rate securities consist of tax-free bonds issued by municipalities which mainly carry AAA ratings. Investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates which reset every 7 to 30 days. As a result, these securities are classified as current assets. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities. As a result, the Company had no cumulative

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

gross unrealized holding gains (losses) or gross realized gains (losses) from its short-term investments. All income generated from these investments was recorded as other income.

Inventories
     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following at (in thousands):

                                           JUNE 30,          MARCH 31,
                                             2006               2006
                                       ----------------   ----------------
Ferrous metals                           $    79,934        $    43,574
Non-ferrous metals                            81,039             56,841
Other                                            174                268
                                         -----------        -----------
                                         $   161,147        $   100,683
                                         ===========        ===========

Property and Equipment
     Property and equipment consists of the following at (in thousands):

                                           JUNE 30,          MARCH 31,
                                             2006               2006
                                       ----------------   ----------------
Land and improvements                    $    45,593        $    34,069
Buildings and improvements                    26,222             26,524
Operating machinery and equipment            142,063            126,322
Automobiles and trucks                        14,758             11,691
Furniture, office equipment and
  software                                     3,496              3,232
Construction in progress                       7,299              7,469
                                         -----------        -----------
                                             239,431            209,307
Less - accumulated depreciation              (80,614)           (74,633)
                                         -----------        -----------
                                         $   158,817        $   134,674
                                         ===========        ===========

Other Accrued Liabilities
     Other accrued liabilities consist of the following at (in thousands):

                                                JUNE 30,           MARCH 31,
                                                  2006                2006
                                            ----------------    ----------------
Accrued employee compensation and benefits    $    10,009         $    22,137
Accrued insurance                                   5,167               5,118
Accrued equipment purchase commitment                   0               4,000
Other                                               5,133               5,782
                                              -----------         -----------
                                              $    20,309         $    37,037
                                              ===========         ===========

Accrued Severance and Other Charges
     Severance charges and related reserve activity is as follows for the three months ended June 30, 2006 (in thousands):

Reserve balances at March 31, 2006                       $ 1,254
Charge to income                                             442
Cash payments                                                (11)
Non-cash application                                        (179)
                                                         -------
Reserve balances at June 30, 2006                        $ 1,506
                                                         =======

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Reserve balances at June 30, 2006 include $1.2 million payable in connection with a management realignment that occurred during the year ended March 31, 2004. The Company is currently contesting these payments (see Note 10 - Commitments and Contingencies).

     During the three months ended June 30, 2006, the Company recognized severance and other charges of approximately $442.4 thousand related to the termination of Joseph P. Reinmann, the Company's former Executive Vice-President of Non-ferrous. The severance and other charges consisted of cash severance of $263.2 thousand payable over twelve months and $179.2 thousand of stock-based compensation expense related to the acceleration of stock options and restricted stock held by Mr. Reinmann. Approximately $252.5 thousand of severance remains to be paid at June 30, 2006.

NOTE 5 - ACQUISITIONS

     The Company accounts for acquisitions using the purchase method of accounting. The results of operations for companies acquired are included in the Company's consolidated financial statements for periods subsequent to the date of the acquisition.

     On May 16, 2006, the Company acquired substantially all of the assets of a scrap metal recycling yard in East Chicago, Indiana from Omnisource Corporation. The total purchase price was approximately $26.6 million, which consisted of $26.5 million in cash and $0.1 million in other costs.

     The Company obtained and considered independent valuations of the tangible and intangible assets associated with the purchase and allocated the purchase consideration as follows (in thousands):

Property and equipment acquired                    $   8,767
Other tangible assets acquired                         1,998
Amortizable intangible assets                         12,640
Goodwill                                               3,623
                                                   ---------
   Total assets acquired                              27,028
Liabilities assumed                                     (419)
                                                   ---------
   Total purchase price                            $  26,609
                                                   =========

     The amortizable intangible assets consist of a customer list that is being amortized over ten years and a non-compete agreement that is being amortized over five years. Goodwill of $3.6 million will be deductible for tax purposes. The purchase price allocation may be subject to revision if additional information on the fair value of assets and liabilities becomes available. Any change in the fair value of the net assets will change the amount of the purchase price allocable to goodwill. The pro forma effects of this acquisition on the Company's consolidated financial statements were not significant.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the three months ended June 30, 2006 are as follows (in thousands):

Balance at March 31, 2006                          $   2,078
Purchase accounting adjustments                          239
Acquisitions (see Note 5)                              3,623
                                                   ---------
Balance at June 30, 2006                           $   5,940
                                                   =========

     The purchase accounting adjustments primarily relate to the settlement of purchase price contingencies.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Other intangible assets consist of the following at (in thousands):

                                JUNE 30, 2006              MARCH 31, 2006
                          -------------------------   ------------------------
                            GROSS                       GROSS
                           CARRYING    ACCUMULATED    CARRYING    ACCUMULATED
                            AMOUNT     AMORTIZATION    AMOUNT     AMORTIZATION
                          ----------   ------------   ---------   ------------
Customer lists            $   12,710    $    (553)    $   4,900    $    (313)
Non-compete agreements         5,855         (440)        1,025         (240)
Pension intangible                 4            0             4            0
                          ----------    ---------     ---------    ---------
                          $   18,569    $    (993)    $   5,929    $    (553)
                          ==========    =========     =========    =========

     Total amortization expense for other intangible assets in the three months ended June 30, 2006 and 2005 was $440.1 thousand and $39.0 thousand, respectively. Based on the other intangible assets recorded as of June 30, 2006, amortization expense for other intangible assets for the next five fiscal years and thereafter will be as follows (in thousands):

Remainder of fiscal 2007                           $   2,016
Fiscal 2008                                            2,555
Fiscal 2009                                            2,278
Fiscal 2010                                            2,155
Fiscal 2011                                            2,034
Thereafter                                             6,534

NOTE 7 - EQUITY METHOD INVESTMENTS

     At the beginning of the 2007 fiscal year, the Company had investments in four joint ventures in which it owned between 28.5% and 50% of the joint venture interests. The most significant joint venture investment was in Southern Recycling, L.L.C. ("Southern"), in which the Company had a 28.5% interest. On April 28, 2006, Southern was purchased by European Metal Recycling Ltd. for approximately $161.4 million in cash. Based upon its ownership interest, the Company received approximately $46.0 million in cash of the sale proceeds. In the three months ended June 30, 2006, the Company recognized a pre-tax gain on the sale of its ownership interest in Southern of $26.4 million.

     As of June 30, 2006, investments in joint ventures is $21.0 million, which primarily represents the Company's 50% ownership interest in Metal Management Nashville, LLC and 50% ownership interest in Port Albany Ventures LLC.

NOTE 8 - LONG-TERM DEBT

     Long-term debt consists of the following at (in thousands):

                                                       JUNE 30,    MARCH 31,
                                                         2006         2006
                                                      ----------   ----------
Mortgage loan (interest rate of 5.50%) due January
  2009                                                $    1,850   $    1,920
Other debt, due 2006 to 2010                                 559        1,328
                                                      ----------   ----------
                                                           2,409        3,248
Less - current portion of long-term debt                    (413)      (1,164)
                                                      ----------   ----------
                                                      $    1,996   $    2,084
                                                      ==========   ==========

Credit Agreement
     On May 9, 2006, the Company entered into a $300 million secured five-year revolving credit and letter of credit facility, with a maturity date of May 1, 2011 (the "New Credit Agreement"). The New Credit Agreement replaces the Company's previous $200 million secured revolving and letter of credit facility, as

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

amended, which had a maturity date of June 28, 2008 (the "Old Credit Agreement"). In consideration for the New Credit Agreement, the Company incurred fees and expenses of approximately $0.6 million. Pursuant to the New Credit Agreement, the Company will pay a fee on the undrawn portion of the facility that is determined by the leverage ratio (currently .175% per annum). Significant covenants under the New Credit Agreement include the satisfaction of a leverage ratio and interest coverage ratio. In addition, the New Credit Agreement permits capital expenditures of up to $75 million for the year ending March 31, 2007.

     The New Credit Agreement provides for interest rates based on variable rates tied to the prime rate plus or minus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. The margin is based on the Company's leverage ratio (as defined in the New Credit Agreement) as determined for the trailing four fiscal quarters. Based on the current leverage ratio, the margins are either LIBOR plus .875% or prime rate minus .25%. At June 30, 2006, the Company had no borrowings outstanding under the New Credit Agreement.

NOTE 9 - EMPLOYEE BENEFIT PLANS

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

                                            THREE MONTHS ENDED
                                           ---------------------
                                           JUNE 30,    JUNE 30,
                                             2006        2005
                                           ---------   ---------
Service cost                               $      45   $      33
Interest cost                                    179         174
Expected return on plan assets                  (199)       (158)
Amortization of prior service cost                 -          24
Recognized net actuarial loss                     52          33
                                           ---------   ---------
Net periodic benefit cost                  $      77   $     106
                                           =========   =========

     In the three months ended June 30, 2006, the Company made cash contributions of $0.5 million to its pension plans. Based on consideration of estimates provided by its actuaries, the Company expects to make additional cash funding contributions to its pension plans of approximately $0.6 million by March 31, 2007.

Other Plans
     The Company also contributes to several multi-employer pension plans for certain employees covered under collective bargaining agreements. Pension contributions to these multi-employer plans were $142.6 thousand and $149.7 thousand for the three months ended June 30, 2006 and 2005, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     On April 29, 1998, Metal Management Midwest, Inc. ("MTLM-Midwest"), a subsidiary of the Company, acquired substantially all of the operating assets of 138 Scrap, Inc. ("138 Scrap") that were used in its scrap metal recycling business. Most of these assets were located at a recycling facility in Riverdale, Illinois (the "Facility"). In early November 2003, MTLM-Midwest was served with a Notice of Intent to Sue (the "Notice") by The Jeff Diver Group, L.L.C., on behalf of the Village of Riverdale, alleging, among other things, that the release or disposal of hazardous substances within the meaning of CERCLA has occurred at an approximately 57 acre property in the Village of Riverdale (which includes the 8.8 acre Facility that was leased by MTLM-Midwest until December 31, 2003). The Notice indicates that the Village of Riverdale intends to file suit against MTLM-Midwest (directly and as a successor to 138 Scrap) and numerous other third parties under one or both of CERCLA and the Resource Conservation and Recovery Act. At this stage, the Company cannot predict MTLM-Midwest's potential liability, if any, in connection with such lawsuit or any required remediation. The Company believes that it has meritorious defenses to certain of the claims outlined in the Notice and MTLM-Midwest intends to vigorously defend itself against any claims ultimately asserted by the Village of Riverdale. In addition, although the Company believes that it would be entitled to indemnification from the prior owner of 138 Scrap for some or all of the obligations that may be imposed on MTLM-Midwest in connection with this matter under the agreement governing its purchase of the operating assets of 138 Scrap, the Company cannot provide assurances that the prior owner will have sufficient resources to fund any indemnifiable claims to which the Company may be entitled.

     On or about September 23, 2005, CTDEP issued two Notices of Violation ("NOVs") to Metal Management Aerospace, Inc. ("MTLM-Aerospace"), a subsidiary of the Company, alleging violations of environmental law at MTLM-Aerospace's Hartford, CT facility, including, among other things: (1) operation of a solid waste facility without a permit; (2) failure to comply with certain regulatory requirements pertaining to the management and/or disposal of used oil, hazardous wastes and/or polychlorinated byphenols; (3) failure to comply with certain waste water discharge obligations; (4) failure to comply with certain storm water management requirements; and (5) failure to maintain the facility so as not to create an unreasonable source of pollution to the waters of the State of Connecticut. Substantially similar NOVs were also issued by CTDEP to the property lessor and former business owner, Danny Corp., at the same time.

     On October 21, 2005, MTLM-Aerospace submitted substantive responses to CTDEP regarding the NOVs. At this time, because CTDEP has yet to formally respond to MTLM-Aerospace's NOV responses, the Company is unable to determine MTLM-Aerospace's potential liability under environmental law in connection with these NOVs. The Company believes that MTLM-Aerospace has meritorious defenses to certain of the allegations outlined in the NOVs that were raised in the Company's responses to said NOVs. In addition, the Company believes that by virtue of certain consent orders, Connecticut Transfer Act obligations, and lease/transactional documents executed by Danny Corp. and/or its predecessors in interest, certain environmental liabilities noted in the NOVs will be the responsibility of Danny Corp. However, at the present time, even if Danny Corp. is determined to be liable for any of the matters raised in the NOVs, there can be no assurance that Danny Corp. will have sufficient resources to fund any or all of such liabilities.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     On March 16, 2006, USEPA issued a subpoena to both MTLM-Aerospace and Danny Corp. requesting detailed information with reference to alleged PCB contamination at MTLM-Aerospace's Hartford, CT facility. The responses to the subpoena were submitted to USEPA on May 4, 2006. At this time, the Company is unable to determine future legal costs or MTLM-Aerospace's potential liability in connection with this subpoena.

     On December 30, 2005, MTLM-Aerospace received two citations from the Occupational Safety & Health Agency ("OSHA"). The citations resulted from inspections of MTLM-Aerospace's Hartford, CT facility during the third quarter of fiscal 2006. MTLM-Aerospace contested these citations and the matter was settled through an Informal Settlement Agreement completed January 23, 2006. As part of this Informal Settlement Agreement, MTLM-Aerospace paid a penalty of approximately $25 thousand and submitted various abatement certifications in response to certain alleged violations. Only one action item from the Informal Settlement Agreement has yet to be completed. Specifically, MTLM-Aerospace is undertaking the revision of its preventive maintenance program. MTLM-Aerospace requested an extension until August 30, 2006 to complete this effort, to which OSHA did not object. Since the preventative maintenance program will be completed using existing internal resources, it is not expected that this effort will result in significant expense.

     On November 24, 2005, OSHA commenced an investigation into an accident at the Company's Newark facility that involved an employee fatality. A one count citation was issued to the Newark facility, which included a $10.0 thousand penalty. The citation has been accepted and the penalty was paid in May 2006.

     On June 22, 2006, Metal Management Alabama, Inc. ("MTLM-Alabama"), a subsidiary of the Company, received a notice from the Alabama Department of Environmental Management ("ADEM") directing MTLM-Alabama to prepare a plan to remove waste from a property in Cleburne County, Alabama known as the "CAMMCO Site." MTLM-Alabama has begun an investigation to determine (i) if it has any liability for the waste allegedly present on the CAMMCO Site, (ii) the nature and quantity of the waste allegedly on the CAMMCO Site, (iii) the identities of other potentially responsible parties, and (iv) the availability of insurance or indemnity for any possible liability. At this preliminary stage, the Company has not determined whether MTLM-Alabama has any liability with respect to the CAMMCO Site.

Legal Proceedings
     In January 2003, the Company received a subpoena requesting that it provide documents to a grand jury that is investigating scrap metal purchasing practices in the four state region of Ohio, Illinois, Indiana and Michigan. The Company has fully cooperated with the subpoena and the grand jury's investigation. The Company is unable at this stage to determine future legal costs or other costs to be incurred in responding to such subpoena or other impact to the Company of such investigation.

     As a result of internal audits conducted by the Company, the Company determined that current and former employees of certain business units engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, the Company voluntarily disclosed its concerns regarding such cash payments to the U.S. Department of Justice. The Board of Directors appointed a special committee, consisting solely of independent directors, to conduct an investigation of these activities. As of July 1, 2006, the Company disbanded the special committee. The Company is cooperating with the U.S. Department of Justice. The Company implemented policies to eliminate cash payments to industrial customers. During the year ended March 31, 2004, such cash payments to industrial customers represented approximately 0.7% of the Company's consolidated ferrous and non-ferrous yard shipments. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. The Company is not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on the Company, if any, and accordingly, the Company has not

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

recorded any amounts in the financial statements. The Company has incurred legal and other costs related to this matter of approximately $2.4 million to date.

     On July 15, 2005, the Company and MTLM-Midwest filed a complaint (the "Complaint") against former officers and directors Albert A. Cozzi, Frank J. Cozzi, and Gregory P. Cozzi (collectively, the "Defendants") in the Circuit Court of Cook County Illinois, County Department, Chancery Division. The Complaint seeks damages from Frank J. Cozzi and Gregory P. Cozzi for their actions in designing, implementing, and maintaining cash payment practices in MTLM-Midwest's accounts payable that violated Company policy and, potentially, federal law. The Complaint also alleges that the Defendants breached the non-competition and non-solicitation provisions of their respective separation and release agreements by seeking to engage in business activities and seeking to solicit suppliers, customers and service providers in competition with the Company's business. The Complaint sought, among other things, monetary compensation for the Company's actual losses and damages, and an injunction restraining and enjoining the Defendants from breaching their respective separation and release agreements. On October 21, 2005, Defendants moved to dismiss the Complaint or in the alternative to compel arbitration and stay the judicial proceedings. Defendants also filed a counterclaim seeking recovery of unpaid employee severance payments of approximately $1.2 million. On March 8, 2006, Judge Mary Anne Mason of the Circuit Court of Cook County granted the motion to compel arbitration and dismissed the lawsuit by virtue of an arbitration provision contained in the separation and release agreements. The parties now have filed for arbitration of the dispute before the American Arbitration Association and a panel has been assigned to the matter.

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

NOTE 11 - STOCKHOLDERS' EQUITY

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

     In accordance with the Plan, the Company distributed 697,465 warrants to purchase 1,394,930 shares of common stock (designated as "Series A Warrants"). The Series A Warrants, which expired on June 29, 2006, were distributed to the predecessor company's stockholders and were immediately exercisable. Each Series A Warrant had a strike price of $21.19 per warrant and was exercisable for two shares of common stock. At June 29, 2006, there were approximately 36,000 Series A Warrants outstanding which were cancelled. As a result, the Company reclassified $22.0 thousand related to the Series A Warrants to additional paid-in capital.

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metal Management, Inc. (herein, "Metal Management," the "Company," "we," "us," "our" or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under "Risk Factors" appearing in our Annual Report on Form 10-K for the year ended March 31, 2006, as the same may be amended from time to time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2006 ("Annual Report").

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

     Our operations primarily involve the collection, processing and marketing of ferrous and non-ferrous scrap metals. We collect industrial scrap metal and obsolete scrap metal, process it into reusable forms and supply the recycled metals to our customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metal brokers. In addition to the buying, processing and marketing of ferrous and non-ferrous scrap metals, we are periodically retained as demolition contractors in certain of our large metropolitan markets in which we dismantle obsolete machinery, buildings and other structures containing metal and, in the process, collect both the ferrous and non-ferrous metals from these sources. At certain of our locations adjacent to commercial waterways, we provide stevedoring services. We also operate a bus dismantling business combined with a bus replacement parts business in Newark, New Jersey.

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

RECENT EVENTS

     On April 1, 2006, Norman R. Bobins was appointed to our Board of Directors. Mr. Bobins is the President and Chief Executive Officer of LaSalle Bank Corporation and is head of North America and Senior Executive Vice President of ABN Amro Bank N.V. Mr. Bobins filled a vacancy on our Board created by the retirement of Kevin P. McGuinness.

     Effective April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, all stock-based compensation cost is measured at grant date, based on the fair value of the awards, and is recognized as expense over the requisite employee service period. Prior to April 1, 2006, we only recorded stock-based compensation for restricted stock awards and in-the-money options, if applicable.

     On April 7, 2006, we completed a land purchase in Newark, New Jersey, next to our Hawkins Street facility, on which a mega-shredder will be installed. The total cost of the land purchase was $10.0 million. The costs to acquire and install equipment related to the mega-shedder will be in the range of $17 million to $19 million in addition to the cost of the land. We expect the mega-shredder will be operational in April 2007.

     On April 19, 2006, we purchased a stevedoring crane for our facility at Port Newark terminal. The stevedoring crane will be utilized in our material handling activities. The cost of the stevedoring crane was approximately $6.0 million.

     On April 28, 2006, we and our joint venture partner in Southern Recycling, LLC ("Southern") sold our membership interests to European Metal Recycling Ltd. for approximately $161.4 million in cash. Based upon our ownership interest, we received approximately $46.0 million in cash from the sale proceeds. We recorded a pre-tax gain from the sale of our ownership interest of $26.4 million in three months ended June 30, 2006.

     On May 9, 2006, we entered into a $300 million secured five-year revolving credit and letter of credit facility, with a maturity date of May 1, 2011 (the "New Credit Agreement"). The New Credit Agreement replaces our existing $200 million secured revolving and letter of credit facility, as amended, which had a maturity date of June 28, 2008 (the "Old Credit Agreement").

     On May 16, 2006, we acquired substantially all of the assets of a scrap metal recycling yard located in East Chicago, Indiana from Omnisource Corporation. The total purchase price was approximately $26.6 million which consisted of $26.5 million in cash and $0.1 million in other costs.

RESULTS OF OPERATIONS

     Our operating results for the three months ended June 30, 2006 were strong which is attributable to favorable industry conditions, a careful focus on internal operations, and financial discipline. During the period, we generated net sales of $495.9 million, pre-tax income of $73.2 million and net income of $44.9 million, all of which are records for any quarterly period in our history. In the three months ended June 30, 2005, we generated net sales of $381.6 million, pre-tax income of $9.0 million and net income of $5.5 million. Our results in the three months ended June 30, 2005 were negatively affected by rapidly falling ferrous scrap prices.

     During the past quarter, we benefited from strong industry conditions for both ferrous and non-ferrous metals. Our average ferrous selling price per ton for the three months ended June 30, 2006 and 2005 was $276 per ton and $226 per ton, respectively. Our national footprint enables us to take advantage of relative strengths in either domestic or export markets and also provides us transportation advantages. Changes in ferrous scrap prices can cause collection rates for ferrous scrap to increase (when prices are higher) or decrease (when prices are lower). These variations have had a significant effect on sales volumes we have handled and are able to ship through our scrap yards. Variability of units handled by our scrap yards and variability in units shipped, along with changing metal prices, are key drivers of our operating results.

     We also believe our recent favorable results are a function of demand from industrializing countries such as China who have become significant consumers of industrial metals and especially non-ferrous metals. Our non-ferrous sales have increased to represent 35% of our sales in the three months ended June 30, 2006 compared to 30% in the three months ended June 30, 2005, and much of that demand is from developing industrial economies throughout the world. Many analysts and media reporters believe that Chinese demand for non-ferrous metals is in large part the reason for the extremely high prices of non-ferrous metals when compared to historical averages.

     Our results of operations in the three months ended June 30, 2006 demonstrated higher profitability when compared to the three months ended June 30, 2005, due to increased average selling prices for ferrous and non-ferrous commodities, higher non-ferrous shipment volumes, and recent acquisitions.

     The following table sets forth selected statement of operations and sales volume data for the three months ended June 30, 2006 and 2005.

STATEMENT OF OPERATIONS SELECTED ITEMS ($ IN THOUSANDS)

                                                              THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------------------
                                                           2006        %        2005        %
                                                           ----        -        ----        -
SALES BY COMMODITY:
  Ferrous metals                                        $  295,504    59.6%  $  248,582    65.1%
  Non-ferrous metals                                       175,647    35.5      116,114    30.4
  Brokerage - ferrous                                       15,963     3.2       11,010     2.9
  Brokerage - non-ferrous                                    3,667     0.7        2,249     0.6
  Other                                                      5,131     1.0        3,679     1.0
                                                        ----------   -----   ----------   -----
Net sales                                                  495,912   100.0%     381,634   100.0%

Cost of sales (excluding depreciation)                     422,921    85.2      350,379    91.8
General and administrative expense                          20,872     4.2       19,746     5.2
Depreciation and amortization expense                        6,847     1.4        4,614     1.2
Severance and other charges                                    442     0.1            0     0.0
Income from joint ventures                                   1,860     0.4        2,051     0.5
Interest expense                                              (322)    0.1         (376)    0.1
Interest and other income, net                                 431     0.1          472     0.1
Gain on sale of joint venture interest                      26,362     5.3            0     0.0
Provision for income taxes                                  28,272     5.7        3,596     0.9
                                                        ----------   -----   ----------   -----
Net income                                              $   44,889     9.1%  $    5,446     1.4%
                                                        ==========   =====   ==========   =====



                                                           2006                 2005
SALES VOLUME BY COMMODITY                                  ----                 ----
(IN THOUSANDS):
Ferrous metals (tons)                                        1,072                1,101
Non-ferrous metals (lbs.)                                  125,621              120,175
Brokerage - ferrous (tons)                                      83                   59
Brokerage - non-ferrous (lbs.)                               1,856                1,943

NET SALES
     Consolidated net sales increased by $114.3 million (29.9%) to $495.9 million in the three months ended June 30, 2006 compared to consolidated net sales of $381.6 million in the three months ended June 30, 2005. The increase in consolidated net sales was primarily due to higher average selling prices for both ferrous and non-ferrous material and sales from recent acquisitions.

Ferrous Sales
     Ferrous sales increased by $46.9 million (18.9%) to $295.5 million in the three months ended June 30, 2006 compared to ferrous sales of $248.6 million in the three months June 30, 2005. The increase was primarily due to higher average selling prices which increased by $50 per ton (22.1%) to $276 per ton, offset by lower sales volumes which declined by 29,000 tons (2.6%). Ferrous sales from recent acquisitions were approximately $18.8 million in the three months ended June 30, 2006.

     The increase in selling prices for ferrous scrap is evident in data published by the American Metal Market ("AMM"). According to AMM, the average price for #1 Heavy Melting Steel Scrap -- Chicago (which is a common indicator for ferrous scrap) was approximately $248 per ton in the three months ended June 30, 2006 compared to $174 per ton in the three months ended June 30, 2005.

Non-ferrous Sales
     Non-ferrous sales increased by $59.5 million (51.3%) to $175.6 million in the three ended June 30, 2006 compared to non-ferrous sales of $116.1 million in the three months ended June 30, 2005. The increase was primarily due to higher average selling prices and increased shipment volumes. In the three months ended June 30, 2006, the average selling price for non-ferrous products increased by approximately $0.43 per pound (44.3%) to $1.40 per pound. Non-ferrous sales volumes increased by 5.4 million pounds (4.5%) in the three months ended June 30, 2006. Non-ferrous sales from recent acquisitions were approximately $13.1 million in the three months ended June 30, 2006.

     Our non-ferrous operations have benefited from rising prices for copper, aluminum and stainless steel (nickel base metal) in the three months ended June 30, 2006. The increase in non-ferrous prices is evident in data published by the London Metals Exchange ("LME") and COMEX. According to COMEX data, average prices for copper were 120% higher in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. According to LME data, average aluminum and nickel prices were 49% and 21% higher, respectively, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. We believe non-ferrous prices are strong due, in part, to increases in industrial production and demand from industrializing China.

     Our non-ferrous sales are also impacted by the mix of non-ferrous metals sold. Generally, prices for copper are higher than prices for aluminum and stainless steel. In addition, the amount of high-temperature alloys that we sell, and the selling prices for these metals, will impact our non-ferrous sales as prices for these metals are generally higher than other non-ferrous metals.

Brokerage Sales
     Brokerage ferrous sales increased by $5.0 million (45.0%) to $16.0 million in the three months ended June 30, 2006 compared to brokerage ferrous sales of $11.0 million in the three months ended June 30, 2005. The increase in brokerage ferrous sales was primarily due to higher brokered ferrous sales volumes. Brokered ferrous volumes increased by 24,000 tons (40.7%) in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The average selling price for brokered ferrous metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of ferrous scrap metal are generally associated with higher unit prices.

     Brokerage non-ferrous sales increased by $1.4 million (63.1%) to $3.7 million in three months ended June 30, 2006 compared to brokerage non-ferrous sales of $2.3 million in three months ended June 30, 2005. The increase was due to higher average selling prices which increased by $0.82 per pound (70.7%) to $1.98 per pound in the three months ended June 30, 2006. Margins associated with brokered non-ferrous metals are narrow so variations in this product category are not as significant to us as variations in other product categories.

Other Sales
     Other sales are primarily derived from our stevedoring and bus dismantling operations. Stevedoring is a fee for service business primarily associated with our dock operations at Port Newark terminal. The increase in other sales in three months ended June 30, 2006 is a result of higher stevedoring revenue.

COST OF SALES (EXCLUDING DEPRECIATION)
     Cost of sales increased by $72.5 million (20.7%) to $422.9 million in the three months ended June 30, 2006 compared to cost of sales of $350.4 million in the three months ended June 30, 2005. The increase was primarily due to higher material costs, which increased by $74.6 million (27.2%) and higher processing expenses, offset in part by lower freight costs. Processing costs increased by $2.0 million (4.6%) due to higher fuel, operating supplies and waste disposal costs. Freight costs were lower by $4.0 million (12.1%) due to a lower percentage of sales made on delivered contracts. A portion of the increase in cost of sales is also due to recent acquisitions.

     Cost of sales represented approximately 85.2% of sales in the three months ended June 30, 2006 compared to 91.8% of sales in the three months ended June 30, 2005. The decrease in cost of sales percentage was due primarily to the increase in sales that exceeded the cost of material increases and weak ferrous market conditions that existed in the three months ended June 30, 2005.

GENERAL AND ADMINISTRATIVE EXPENSE
     General and administrative expense was $20.9 million in the three months ended June 30, 2006 compared to general and administrative expense of $19.7 million in the three months ended June 30, 2005. The increase of $1.2 million (5.7%) in the three months ended June 30, 2006 was due primarily to higher compensation expense ($0.7 million) and professional fees ($0.3 million).

     The increase in compensation expense was due primarily to higher salary expense, as a result of an increase in headcount associated with recent acquisitions. Professional fees increased due to higher legal expenses.

DEPRECIATION AND AMORTIZATION EXPENSE
     Depreciation and amortization expense was $6.8 million in the three months ended June 30, 2006 compared to depreciation and amortization expense of $4.6 million in the three months ended June 30, 2005. Depreciation expense was $6.4 million and amortization expense was $0.4 million in the three months ended June 30, 2006 compared to depreciation expense of $4.5 million and amortization expense of $39.0 thousand in the three months ended June 30, 2005.

     The increase in depreciation expense in the three months ended June 30, 2006 was due to an increase in capital expenditures and depreciation expense associated with fixed assets acquired in connection with recent acquisitions. The increase in amortization expense was a result of intangible assets associated with recent acquisitions.

SEVERANCE AND OTHER CHARGES
     During the three months ended June 30, 2006, we recognized severance and other charges of approximately $442.4 thousand related to the termination of Joseph P. Reinmann, our former Executive Vice-President of Non-ferrous. The severance and other charges consisted of cash severance of $263.2 thousand payable over twelve months and $179.2 thousand of stock-based compensation expense related to the acceleration of stock options and restricted stock held by Mr. Reinmann.

INCOME FROM JOINT VENTURES
     Income from joint ventures was $1.9 million in the three months ended June 30, 2006 compared to income from joint ventures of $2.1 million in the three months ended June 30, 2005. The decline in income from joint ventures was primarily attributable to the sale of Southern in April 2006. We currently have a 50% ownership interest in three other joint ventures.

INTEREST EXPENSE
     Interest expense was $0.3 million in the three months ended June 30, 2006 compared to interest expense of $0.4 million in the three months ended June 30, 2005. The decrease in interest expense was attributable, in part, to lower balances outstanding on mortgage loans. Our interest expense primarily consists of amortization of deferred financing costs, unused line fees under our New Credit Agreement and interest on mortgage loans.

GAIN ON SALE OF JOINT VENTURE INTEREST
     As previously indicated, we sold our ownership interest in Southern on April 28, 2006 and realized a pre-tax gain from the sale of our ownership interest of $26.4 million in the three months ended June 30, 2006.

PROVISION FOR INCOME TAXES
     In the three months ended June 30, 2006, we recognized income tax expense of $28.3 million, resulting in an effective tax rate of approximately 38.6%. In the three months ended June 30, 2005, our income tax expense was $3.6 million resulting in an effective tax rate of 39.8%. The effective tax rate differs from the federal statutory rate mainly due to state taxes and permanent tax items.

NET INCOME
     Net income was $44.9 million in the three months ended June 30, 2006 compared to net income of $5.4 million in the three months ended June 30, 2005. Net income increased due to higher sales, higher ferrous and non-ferrous material margins and the one-time gain recognized on sale of our ownership interest in Southern.

LIQUIDITY AND CAPITAL RESOURCES
     Our sources of liquidity include cash and short-term investments, collections from customers and amounts available under our New Credit Agreement. These sources are adequate to fund for day-to-day expenditures, capital expenditures and the payment of cash dividends to stockholders.

     At June 30, 2006, our total indebtedness was $2.4 million (primarily a single property real estate mortgage). We had no borrowings outstanding on our New Credit Agreement and had cash, cash equivalents and short-term investments of $31.3 million at June 30, 2006.

Cash Flows
     Net cash used in operating activities was $36.7 million in the three months ended June 30, 2006 compared to net cash provided by operating activities of $2.2 million in the three months ended June 30, 2005. Although net income was higher, cash from operating activities decreased due to increased investments in working capital compared to the three months ended June 30, 2005. The working capital increase was mainly due to higher accounts receivable ($46.3 million), higher inventories ($59.7 million), lower accrued expenses ($11.8 million) offset, in part, by higher accounts payable ($26.0 million) and higher income taxes payable ($25.2 million).

     The increase in accounts receivable was due primarily to higher sales. Inventories increased due to higher prices and higher levels of both ferrous and non-ferrous inventory units on hand at June 30, 2006 compared to March 31, 2006. As of June 30, 2006, the inventory balances of approximately $161.1 million represent the highest inventory investment in our company's history. Ferrous units on-hand increased primarily due to freight cost considerations that resulted in us delaying the shipment of two cargos representing 75,000 tons of ferrous scrap. Non-ferrous units on-hand increased due to seasonally strong inbound flows of scrap during summer months, coupled with weaker demand from many domestic consumers due to holiday plant shutdowns, and weaker demand from export markets which we believe is attributable, at least in part, to recent non-ferrous price volatility. The decrease in accrued expenses was due to the payment of approximately $16.0 million relating to incentive compensation that was accrued as of March 31, 2006. Accounts payable increased primarily due to higher purchase prices for scrap metals. Income taxes payable increased as our first quarter tax payments were not due until July 15, 2006.

     Net cash provided by investing activities was $9.6 million in the three months ended June 30, 2006 compared to net cash used in investing activities of $16.5 million in the three months ended June 30, 2005. The increase was due to cash proceeds of $46.0 million from the sale of our ownership interest in Southern and the net sale of short term investments of $20.0 million. Cash used in investing activities included $28.2 million used for acquisitions and capital expenditures of $26.5 million.

     Net cash provided by financing activities was $4.7 million in the three months ended June 30, 2006 compared to net cash used in financing activities of $1.9 million in the three months ended June 30, 2005. The increase was due to $8.1 million of cash received from the exercise of Series A warrants and stock options. Cash used in financing activities included dividend payments of $2.0 million and debt payments of $0.8 million.

Indebtedness
     Our $300 million New Credit Agreement, due May 1, 2011, replaced our previous $200 million secured revolving and letter of credit facility, as amended, which had a maturity date of June 28, 2008 (the "Old Credit Agreement"). In consideration for the New Credit Agreement, we incurred fees and expenses of approximately $0.6 million. Pursuant to the New Credit Agreement, we will pay a fee on the undrawn portion of the facility that is determined by our leverage ratio (currently that cost is .175% per annum). Significant covenants under the New Credit Agreement include the satisfaction of a leverage ratio and interest coverage ratio and a limit on capital expenditures of $75 million in fiscal 2007.

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

     Capital expenditures were $26.5 million in the three months ended June 30, 2006. We expect that our total capital expenditures in fiscal 2007 will be in the range of $65 million to $75 million. Significant capital expenditures include the construction of a mega-shredder facility at our Newark facility, for which we have incurred approximately $13 million through June 30, 2006. We expect to spend an additional $14 million to $16 million over the balance of fiscal 2007 to install the mega-shredder.

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

     The following table sets forth our known contractual obligations as of June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                             LESS THAN     ONE TO       THREE TO
                                   TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS   THEREAFTER
                                   -----     ---------   -----------   ----------   ----------
Long-term debt and capital
  leases                          $  2,708   $    541    $    1,968    $     199    $        0
Operating leases                    57,254     12,864        19,910        9,353        15,127
Other contractual obligations*       6,300      5,690           460           60            90
                                  --------   ---------   -----------   ----------   ----------
Total contractual cash
  obligations                     $ 66,262   $ 19,095    $   22,338    $   9,612    $   15,217
                                  ========   =========   ===========   ==========   ==========

    * Includes $1.2 million of employee termination benefits scheduled for payment in July 2005 for which we are contesting the payments (see Note 10 - Commitments and Contingencies under Item 1 of this report).

Other Commitments
     We are required to make contributions to our defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). However, due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount of pension plan asset returns, we are not able to reasonably estimate the amount of future required contributions beyond fiscal 2007. Our minimum required pension contributions for fiscal 2007 are approximately $1.1 million, of which we paid $0.5 million in the three months ended June 30, 2006.

     We also enter into letters of credit in the ordinary course of operating and financing activities. As of July 20, 2006, we had outstanding letters of credit of $6.5 million, much of which is securing insurance policies.

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

     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report, except as follows:

Stock-Based Compensation
     Effective April 1, 2006, we adopted the provisions of SFAS No. 123(R). We estimate the fair value of stock options and our employee stock purchase plan using the Black-Scholes option valuation model. Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. In fiscal 2007, we have only issued stock options to directors. To estimate the fair value of stock options issued to directors, we consider the past exercise behavior of directors in order to determine the expected life assumption in the Black-Scholes option-valuation model. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled.

RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that FIN 48 will have on our consolidated financial statements.

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

     Based upon this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective, as of June 30, 2006, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow for timely decisions regarding disclosure.

     There have been no changes in our internal control over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On or about September 23, 2005, the Connecticut Department of Environmental Protection ("CTDEP") issued two Notices of Violation ("NOVs") to Metal Management Aerospace, Inc. ("MTLM-Aerospace"), a subsidiary of our company, alleging violations of environmental law at MTLM-Aerospace's Hartford, CT facility, including, among other things: (1) operation of a solid waste facility without a permit; (2) failure to comply with certain regulatory requirements pertaining to the management and/or disposal of used oil, hazardous wastes and/or polychlorinated byphenols; (3) failure to comply with certain waste water discharge obligations; (4) failure to comply with certain storm water management requirements; and (5) failure to maintain the facility so as not to create an unreasonable source of pollution to the waters of the State of Connecticut. Substantially similar NOVs were also issued by CTDEP to the property lessor and former business owner, Danny Corp., at the same time.

     On October 21, 2005, MTLM-Aerospace submitted substantive responses to CTDEP regarding the NOVs. At this time, because CTDEP has yet to formally respond to MTLM-Aerospace's NOV responses, we are unable to determine MTLM-Aerospace's potential liability under environmental law in connection with these NOVs. We believe that MTLM-Aerospace has meritorious defenses to certain of the allegations outlined in the NOVs that were raised in MTLM-Aerospace's responses to said NOVs. In addition, we believe that by virtue of certain consent orders, Connecticut Transfer Act obligations, and lease/transactional documents executed by Danny Corp. and/or its predecessors in interest, certain environmental liabilities noted in the NOVs will be the responsibility of Danny Corp. However, at the present time, even if Danny Corp. is determined to be liable for any of the matters raised in the NOVs, there can be no assurance that Danny Corp. will have sufficient resources to fund any or all of such liabilities.

     On March 16, 2006, the United States Environmental Protection Agency ("USEPA") issued a subpoena to both MTLM-Aerospace and Danny Corp. requesting detailed information with reference to alleged PCB contamination at MTLM-Aerospace's Hartford, CT facility. The responses to the subpoena were submitted to USEPA on May 4, 2006. At this time, we are unable to determine future legal costs or MTLM-Aerospace's potential liability in connection with this subpoena.

     On December 30, 2005, MTLM-Aerospace received two citations from the Occupational Safety & Health Agency ("OSHA"). The citations resulted from inspections of MTLM-Aerospace's Hartford, CT facility during the third quarter of fiscal 2006. MTLM-Aerospace contested these citations and the matter was settled through an Informal Settlement Agreement completed January 23, 2006. As part of this Informal Settlement Agreement, MTLM-Aerospace paid a penalty of approximately $25 thousand and submitted various abatement certifications in response to certain alleged violations. Only one action item from the Informal Settlement Agreement has yet to be completed. Specifically, MTLM-Aerospace is undertaking the revision of its preventive maintenance program. MTLM-Aerospace requested an extension until August 30, 2006 to complete this effort, to which OSHA did not object. Since the preventative maintenance program will be completed using existing internal resources, it is not expected that this effort will result in significant expense.

     On November 24, 2005, OSHA commenced an investigation into an accident at our Newark facility that involved an employee fatality. A one count citation was issued to the Newark facility, which included a $10.0 thousand penalty. The citation has been accepted and the penalty was paid in May 2006.

     On June 22, 2006, Metal Management Alabama, Inc. ("MTLM-Alabama"), a subsidiary of our company, received a notice from the Alabama Department of Environmental Management ("ADEM") directing MTLM-Alabama to prepare a plan to remove waste from a property in Cleburne County, Alabama known as the "CAMMCO Site." MTLM-Alabama has begun an investigation to determine (i) if it has any liability for the waste allegedly present on the CAMMCO Site, (ii) the nature and quantity of the waste allegedly on the CAMMCO Site, (iii) the identities of other potentially responsible parties, and (iv) the availability of insurance or indemnity for any possible liability. At this preliminary stage, we have not determined whether MTLM-Alabama has any liability with respect to the CAMMCO Site.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In the three months ended June 30, 2006, we sold 511,380 shares of our common stock pursuant to exercise of Series A Warrants that were issued to our predecessor company shareholders in connection with our emergence from bankruptcy on June 29, 2001. We received proceeds of approximately $5.4 million from these sales and used the proceeds for general corporate purposes. The sales are exempt from registration pursuant to Section 1145(a) of the Bankruptcy Code (Title 11, United States Code).

ITEM 6. EXHIBITS

                    3.1   Second Amended and Restated Certificate of Incorporation of
                          the Company, as filed with the Secretary of State of the
                          State of Delaware on June 29, 2001 (incorporated by
                          reference to Exhibit 3.1 of the Company's Annual Report on
                          Form 10-K for the year ended March 31, 2001).
                    3.2   Amended and Restated By-Laws of the Company adopted as of
                          April 29, 2003 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended
                          March 31, 2003).
                    4.1   Amended and Restated Credit Agreement, dated as of May 9,
                          2006, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle Bank National
                          Association, in its capacity as agent for the lenders
                          (incorporated by reference to Exhibit 4.1 of the Company's
                          Current Report on Form 8-K dated May 9, 2006).
                   31.1   Certification of Daniel W. Dienst pursuant to Section
                          240.13a-14(a) and Section 240.15d-14(a) of the Securities
                          Exchange Act of 1934, as amended, as adopted pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.
                   31.2   Certification of Robert C. Larry pursuant to Section
                          240.13a-14(a) and Section 240.15d-14(a) of the Securities
                          Exchange Act of 1934, as amended, as adopted pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.
                   32.1   Certification of Daniel W. Dienst and Robert C. Larry
                          pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                          Date: August 3, 2006