Form 10-Q
period 2006-09-30
METAL MANAGEMENT INC
filed 2006-11-02
CIK 795665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ---------------------------

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM  __________________________ TO  _________________________

                         COMMISSION FILE NUMBER 1-33044

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

     As of October 19, 2006, the registrant had 26,224,197 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                PAGE
PART I: FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Consolidated Statements of Operations -- three and six
                  months ended September 30, 2006 and 2005 (unaudited)........    1

                  Consolidated Balance Sheets -- September 30, 2006 and March
                  31, 2006 (unaudited)........................................    2

                  Consolidated Statements of Cash Flows -- six months ended
                  September 30, 2006 and 2005 (unaudited).....................    3

                  Consolidated Statement of Stockholders' Equity -- six months
                  ended September 30, 2006 (unaudited)........................    4

                  Notes to Consolidated Financial Statements (unaudited)......    5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   21

Item 3.           Quantitative and Qualitative Disclosures about Market
                  Risk........................................................   29

Item 4.           Controls and Procedures.....................................   29

PART II: OTHER INFORMATION

Item 1.           Legal Proceedings...........................................   31

Item 1A.          Risk Factors................................................   31

Item 2.           Unregistered Sales of Equity Securities and Use of
                  Proceeds....................................................   31

Item 4.           Submission of Matters to a Vote of Security Holders.........   32

Item 5.           Other Information...........................................   32

Item 6.           Exhibits....................................................   32

Signatures        ............................................................   33

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited, in thousands, except per share amounts)

                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                      -----------------------------   -----------------------------
                                      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                          2006            2005            2006            2005
                                      -------------   -------------   -------------   -------------
NET SALES                              $   584,708     $   378,301    $   1,080,620    $   759,935

OPERATING EXPENSES:
 Cost of sales (excluding
   depreciation)                           507,263         329,048          930,184        679,427
 General and administrative                 22,775          18,496           43,647         38,242
 Depreciation and amortization               7,344           4,363           14,191          8,977
 Severance and other charges                     0               0              442              0
                                       -----------     -----------    -------------    -----------

OPERATING INCOME                            47,326          26,394           92,156         33,289
Income from joint ventures                     554           1,451            2,414          3,502
Interest expense                              (284)           (382)            (606)          (758)
Interest and other income, net                 513             585              944          1,057
Gain on sale of joint venture
   interest                                      0               0           26,362              0
                                       -----------     -----------    -------------    -----------

Income before income taxes                  48,109          28,048          121,270         37,090
Provision for income taxes                  19,036          11,127           47,308         14,723
                                       -----------     -----------    -------------    -----------
NET INCOME                             $    29,073     $    16,921    $      73,962    $    22,367
                                       ===========     ===========    =============    ===========
EARNINGS PER SHARE:
      Basic                            $      1.11     $      0.69    $        2.86    $      0.92
                                       ===========     ===========    =============    ===========
      Diluted                          $      1.09     $      0.66    $        2.79    $      0.88
                                       ===========     ===========    =============    ===========
CASH DIVIDENDS DECLARED PER SHARE      $     0.075     $     0.075    $        0.15    $      0.15
                                       ===========     ===========    =============    ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
      Basic                                 26,089          24,376           25,834         24,365
                                       ===========     ===========    =============    ===========
      Diluted                               26,581          25,566           26,489         25,433
                                       ===========     ===========    =============    ===========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                                SEPTEMBER 30,      MARCH 31,
                                                                    2006             2006
                                                              -----------------   -----------
                           ASSETS
Current assets:
   Cash and cash equivalents                                     $    50,482      $    37,717
   Short-term investments                                             27,535           36,035
   Accounts receivable, net                                          177,333          168,025
   Inventories                                                       159,132          100,683
   Deferred income taxes                                               4,901            4,842
   Prepaid expenses and other assets                                  13,125            7,848
                                                                 -----------      -----------
         TOTAL CURRENT ASSETS                                        432,508          355,150
Property and equipment, net                                          165,200          134,674
Goodwill                                                               5,966            2,078
Intangible assets, net                                                16,875            5,376
Deferred income taxes, net                                             9,799           10,306
Investments in joint ventures                                         20,772           45,487
Other assets                                                           2,953            2,246
                                                                 -----------      -----------
                        TOTAL ASSETS                             $   654,073      $   555,317
                                                                 ===========      ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                             $       416      $     1,164
   Accounts payable                                                  144,891          119,477
   Income taxes payable                                               20,406            6,526
   Other accrued liabilities                                          29,638           37,037
                                                                 -----------      -----------
         TOTAL CURRENT LIABILITIES                                   195,351          164,204
Long-term debt, less current portion                                   1,905            2,084
Other liabilities                                                      4,818            5,140
                                                                 -----------      -----------
         TOTAL LONG-TERM LIABILITIES                                   6,723            7,224

Stockholders' equity:
   Preferred stock                                                         0                0
   Common stock                                                          269              260
   Warrants                                                                0              179
   Additional paid-in capital                                        190,732          183,529
   Deferred stock-based compensation                                       0           (5,045)
   Accumulated other comprehensive loss                               (2,046)          (2,046)
   Retained earnings                                                 276,981          207,012
   Treasury stock, at cost                                           (13,937)               0
                                                                 -----------      -----------
         TOTAL STOCKHOLDERS' EQUITY                                  451,999          383,889
                                                                 -----------      -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   654,073      $   555,317
                                                                 ===========      ===========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                    SIX MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2006            2005
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  73,962       $  22,367
Adjustments to reconcile net income to cash flows from
   operating
   activities:
      Depreciation and amortization                                14,191           8,977
      Deferred income taxes                                           592           1,456
      Income from joint ventures                                   (2,277)         (3,365)
      Gain on sale of joint venture interest                      (26,362)              0
      Distributions of earnings from joint ventures                 8,548           2,650
      Stock-based compensation expense                              3,159           3,362
      Excess tax benefit from stock-based compensation                (60)            170
      Other                                                           965           1,128
  Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                          (9,439)         10,322
      Inventories                                                 (57,662)        (23,668)
      Accounts payable                                             26,127          (1,173)
      Income taxes payable                                         14,434          (3,803)
      Other accrued liabilities                                    (7,126)         (9,704)
      Other assets                                                 (4,390)         (1,676)
      Other liabilities                                              (650)           (529)
                                                                ---------       ---------
Net cash provided by operating activities                          34,012           6,514

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                         (36,022)        (14,299)
      Proceeds from sale of property and equipment                    979             478
      Purchases of short-term investments                         (95,150)        (76,635)
      Sales of short-term investments                             103,650          71,600
      Investments in joint ventures                                (2,500)              0
      Distributions of capital from joint ventures                  1,300           1,050
      Proceeds from sale of joint venture interest                 46,005               0
      Acquisitions, net of cash acquired                          (28,299)              0
                                                                ---------       ---------
Net cash used in investing activities                             (10,037)        (17,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuances of long-term debt                                  10,373         427,815
      Repayments of long-term debt                                (11,310)       (427,895)
      Issuance of common stock                                      8,205             905
      Repurchase of common stock                                  (13,937)              0
      Excess tax benefit from stock-based compensation                 60               0
      Cash dividends paid to stockholders                          (3,993)         (3,771)
      Fees paid to issue long-term debt                              (608)              0
                                                                ---------       ---------
Net cash used in financing activities                             (11,210)         (2,946)
                                                                ---------       ---------

Net increase (decrease) in cash and cash equivalents               12,765         (14,238)
Cash and cash equivalents at beginning of period                   37,717          52,821
                                                                ---------       ---------
Cash and cash equivalents at end of period                      $  50,482       $  38,583
                                                                =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash interest paid                                              $     378       $     426
                                                                =========       =========
Cash income taxes paid                                          $  32,358       $  16,901
                                                                =========       =========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (unaudited, in thousands)

                                                                                                                      ACCUMULATED
                                        COMMON STOCK       TREASURY STOCK                ADDITIONAL     DEFERRED         OTHER
                                        ------------       --------------                 PAID-IN     STOCK-BASED    COMPREHENSIVE
                                       SHARES   AMOUNT   SHARES    AMOUNT     WARRANTS    CAPITAL     COMPENSATION       LOSS
                                       ------   ------   ------    ------     --------    -------     ------------       ----
BALANCE AT MARCH 31, 2006              25,987   $ 260        0    $       0    $  179    $ 183,529      $ (5,045)      $ (2,046)
Net income                                 0        0        0            0         0            0             0              0
Total comprehensive income
Reclassification of deferred
   stock-based compensation                0        0        0            0         0       (5,045)        5,045              0
Issuance of restricted stock (net of
   cancellations)                        230        2        0            0         0            0             0              0
Issuance of stock under employee
   stock purchase plan                     8        1        0            0         0          176             0              0
Exercise of stock options and
   warrants and related tax benefits     637        6        0            0      (157)       8,748             0              0
Repurchase of common stock                 0        0     (531)     (13,937)        0            0             0              0
Cash dividends paid to stockholders        0        0        0            0         0            0             0              0
Other                                      0        0        0            0       (22)         165             0              0
Stock-based compensation expense           0        0        0            0         0        3,159             0              0
                                       ------   -----     ----    ---------    ------    ---------      --------       --------
BALANCE AT SEPTEMBER 30, 2006          26,862   $ 269     (531)   $ (13,937)   $    0    $ 190,732      $      0       $ (2,046)
                                       ======   =====     ====    =========    ======    =========      ========       ========


                                       RETAINED
                                       EARNINGS      TOTAL
                                       --------      -----
BALANCE AT MARCH 31, 2006              $ 207,012   $ 383,889
Net income                                73,962      73,962
                                                   ---------
Total comprehensive income                            73,962
Reclassification of deferred
   stock-based compensation                    0           0
Issuance of restricted stock (net of
   cancellations)                              0           2
Issuance of stock under employee
   stock purchase plan                         0         177
Exercise of stock options and
   warrants and related tax benefits           0       8,597
Repurchase of common stock                     0     (13,937)
Cash dividends paid to stockholders       (3,993)     (3,993)
Other                                          0         143
Stock-based compensation expense               0       3,159
                                       ---------   ---------
BALANCE AT SEPTEMBER 30, 2006          $ 276,981   $ 451,999
                                       =========   =========

          See accompanying notes to consolidated financial statements

                             METAL MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

Organization and Business
     Metal Management, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company") are principally engaged in the business of collecting, processing and marketing ferrous and non-ferrous scrap metals. The Company collects obsolete and industrial scrap metal, processes it into reusable forms, and supplies the recycled metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through the Company's recycling facilities located in 16 states. The Company's ferrous products primarily include shredded, sheared, cold briquetted and bundled scrap metal, and other purchased scrap metal, such as turnings, cast and broken furnace iron. The Company also processes non-ferrous metals including, but not limited to, aluminum, stainless steel and other nickel-bearing metals, copper, brass, titanium and high-temperature alloys, using similar techniques and through application of certain of the Company's proprietary technologies.

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

Reclassifications
     Certain reclassifications have been made to the prior year's financial information to conform to the current year presentation. In the consolidated statements of cash flows, the Company reclassified book overdrafts of $4.1 million from cash flows from financing activities to cash flows from operating activities.

Revenue Recognition
     The Company's primary source of revenue is from the sale of processed ferrous and non-ferrous scrap metals. The Company also generates revenues from the brokering of scrap metals or from services performed including, but not limited to, tolling, stevedoring and dismantling. Revenues from processed ferrous and non-ferrous scrap metal sales are recognized when title passes to the customer. Revenues relating to brokered sales are recognized upon receipt of the materials by the customer. Revenues from services are recognized as the service is performed. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are accrued against revenues as incurred.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Revenues by product category were as follows (in thousands):

                              THREE MONTHS ENDED               SIX MONTHS ENDED
                         -----------------------------   -----------------------------
                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                             2006            2005            2006            2005
                         -------------   -------------   -------------   -------------
Ferrous metals             $ 350,607       $ 243,169      $   646,111      $ 491,751
Non-ferrous metals           200,377         112,359          376,024        228,473
Brokerage - ferrous           26,941          16,478           42,904         27,488
Brokerage - non-ferrous        1,807           1,278            5,474          3,527
Other                          4,976           5,017           10,107          8,696
                           ---------       ---------      -----------      ---------
            Net sales      $ 584,708       $ 378,301      $ 1,080,620      $ 759,935
                           =========       =========      ===========      =========

Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that FIN 48 will have on its consolidated financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that the adoption of SAB 108 will have a material impact on its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year changes occur through comprehensive income. The Company will adopt SFAS No. 158 on March 31, 2007. Based on the funded status of pension plan obligations disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2006, the estimated impact of adopting SFAS No. 158 would be an increase to other long-term liabilities of $0.6 million, an increase to deferred tax assets of $0.2 million and an reduction to shareholders' equity through the recognition of other comprehensive loss of $0.4 million. At this time, the Company does not expect the March 31, 2007 amounts to be recorded on adoption to be significantly different than estimated.

     Additionally, SFAS No. 158 requires an employer to measure the funded status of each of its pension plans as of the date of its year-end statement of financial position. This provision becomes effective for the Company for its March 31, 2009 year-end. The funded status of two of the Company's pension plans are currently measured as of December 31.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2 - STOCK-BASED COMPENSATION

     Effective April 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" which provides for certain changes in the measurement and recognition of stock-based compensation. The Company elected to use the modified prospective method of adoption whereby prior periods have not been revised for comparative purposes. The Company also changed its accounting policy for recognizing stock-based compensation expense to a straight-line attribution method for all awards that are granted on or after April 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS No. 123(R), the Company uses an accelerated expense attribution method as described by FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." SFAS No. 123(R) also required the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. At March 31, 2006, there was a balance of $5.0 million of deferred stock-based compensation that was reclassified to additional paid-in capital on April 1, 2006.

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

     SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Previously under APB No. 25, forfeitures were recognized as they occurred. The adjustment to account for the expected forfeitures of stock-based awards granted prior to April 1, 2006, for which the Company previously recorded an expense, was not material.

     As required by SFAS No. 123(R), the Company has included as part of cash flows from financing activities the gross benefit of tax deductions related to stock-based compensation in excess of the grant date fair value of the related stock-based awards for the options and warrants exercised in the six months ended September 30, 2006. This amount is shown as a reduction to cash flow from operating activities and an increase to cash flow from financing activities. Changes in cash and cash equivalents remain unchanged from what would have been reported prior to the adoption of SFAS No. 123(R).

     The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and the employee stock purchase plan included in the Company's consolidated statement of operations (in thousands):

                                                              THREE MONTHS     SIX MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2006            2006
                                                              -------------   -------------
Cost of sales (excluding depreciation)                          $      51       $      97
General and administrative                                          1,750           2,883
Severance and other charges (See Note 4)                                0             179
                                                                ---------       ---------
   Stock-based compensation expense before income taxes             1,801           3,159
   Income tax benefit                                                (477)           (875)
                                                                ---------       ---------
Total stock-based compensation expense after income taxes       $   1,324       $   2,284
                                                                =========       =========

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The income tax benefit is lower than the Company's effective tax rate due to non-deductible stock-based compensation. In the three and six months ended September 30, 2005, the Company recognized stock-based compensation expense of $1.9 million and $3.4 million, respectively, all of which related to restricted stock awards.

     The incremental impact of adopting SFAS No. 123(R) was a reduction of pre-tax income by $0.3 million and $0.7 million and a reduction of net income by $0.2 million and $0.5 million in the three and six months ended September 30, 2006, respectively. Basic and diluted earnings per share in the three and six months ended September 30, 2006 are $0.01 and $0.02 per share lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25.

     In accordance with SFAS No. 123, the Company provided pro forma information to illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation. The pro forma information required under SFAS No. 123 was as follows (in thousands, except per share amounts):

                                                      THREE MONTHS     SIX MONTHS
                                                          ENDED           ENDED
                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                          2005            2005
                                                      -------------   -------------
Net income, as reported                                 $  16,921       $  22,367
   Add: Stock-based compensation
      expense included in reported net income,
      net of related tax effects                            1,124           2,027
   Deduct: Total stock-based compensation
      expense determined under the fair value
      method for all awards, net of related tax
      effects                                              (1,354)         (2,455)
                                                        ---------       ---------
PRO FORMA NET INCOME                                    $  16,691       $  21,939
                                                        =========       =========
Earnings per share:
   Basic - as reported                                  $    0.69       $    0.92
                                                        =========       =========
   Basic - pro forma                                    $    0.68       $    0.90
                                                        =========       =========
   Diluted - as reported                                $    0.66       $    0.88
                                                        =========       =========
   Diluted - pro forma                                  $    0.65       $    0.86
                                                        =========       =========

Valuation Assumptions for Stock Options
     The fair value of each option granted before and after the adoption of SFAS No. 123(R) is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatility is calculated using historical volatility of the Company's common stock over a period at least equal to the expected life of each option grant. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate is based on zero-coupon U.S. Treasuries with remaining terms equivalent to the expected life of each option grant. The expected dividend yield is based on the expected annual dividends divided by the grant date market value of the Company's common stock. All options are expensed over the requisite service periods of the awards, which are generally the vesting periods.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Company used the following weighted average valuation assumptions to estimate the fair value of options granted in the six months ended September 30, 2006 and 2005:

                                               SIX MONTHS ENDED
                                         -----------------------------
                                         SEPTEMBER 30,   SEPTEMBER 30,
                                             2006            2005
                                         -------------   -------------
Expected life (years)                             2               2
Expected volatility                            47.1%           49.5%
Expected dividend yield                        0.96%           1.30%
Risk-free interest rate                        4.93%           3.52%
Grant date fair value per share             $  8.92         $  7.13

Stock Plans
     The Company has one stock-based compensation plan, the Metal Management, Inc. 2002 Incentive Stock Plan (the "2002 Incentive Stock Plan"). The 2002 Incentive Stock Plan provides for the issuance of up to 4,000,000 shares of common stock of the Company. The Compensation Committee of the Board of Directors has the authority to issue stock awards under the 2002 Incentive Stock Plan to the Company's employees, consultants and directors over a period of up to ten years. The stock awards can be in the form of stock options, stock appreciation rights or restricted stock grants. As of September 30, 2006, there are approximately 1.5 million shares available for issuance under the 2002 Incentive Stock Plan. Prior to the adoption of the 2002 Incentive Stock Plan, the Company issued warrants to certain employees and directors, of which, as of September 30, 2006, warrants to purchase 25,000 shares of common stock remain outstanding. The following table summarizes compensatory stock option and warrant activity in the six months ended September 30, 2006:

                                                           WEIGHTED
                                             WEIGHTED      AVERAGE       AGGREGATE
                                              AVERAGE     REMAINING      INTRINSIC
                                             EXERCISE    CONTRACTUAL       VALUE
                                  SHARES       PRICE      LIFE(YRS)     (IN 000'S)
                                 ---------   ---------   ------------   -----------
Outstanding at March 31, 2006      796,210   $   22.08
Granted                            120,000       31.33
Exercised                         (126,000)      20.72
Expired/forfeited                        0        0.00
                                 ---------   ---------
Outstanding at September 30,
   2006                            790,210   $   23.70         5.62      $   4,763
                                 =========   =========                   =========
Exercisable at September 30,
   2006                            620,212   $   21.96         5.69      $   4,600
                                 =========   =========                   =========

     The total intrinsic value of options exercised in the six months ended September 30, 2006 was $1.3 million, determined as of the date of exercise. The total cash received from stock option exercises in the six months ended September 30, 2006 was $2.6 million. As of September 30, 2006, there was $0.7 million of unrecognized compensation cost related to nonvested stock options which is expected to be recognized by March 31, 2007.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following table summarizes restricted stock award activity in the six months ended September 30, 2006:

                                                    WEIGHTED-
                                                  AVERAGE GRANT
                                    SHARES       DATE FAIR VALUE
                                 ------------   -----------------
Outstanding at March 31, 2006         523,227      $     20.40
Granted                               231,391            29.00
Vested                                (23,707)           22.51
Cancelled                              (1,575)           26.65
                                 ------------      -----------
Outstanding at September 30,
  2006                                729,336      $     23.04
                                 ============      ===========

     Restricted stock awards are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the holder. A holder of restricted stock has voting rights and is entitled to all dividends paid with respect to the restricted stock. As of September 30, 2006, there was $8.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 1.18 years. The total fair value of restricted stock awards vested in the six months ended September 30, 2006 was $0.7 million.

Employee Stock Purchase Plan
     The Metal Management, Inc. Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors and approved by the stockholders in September 2005 and became effective on October 1, 2005. Under the ESPP, eligible employees who elect to participate have the right to purchase common stock, through payroll deductions, at a 15 percent discount from the lower of the market value of the Company's common stock at the beginning or the end of each three month offering period. The Compensation Committee of the Board of Directors administers the ESPP. The Company has reserved a total of 1,000,000 shares of common stock for issuance under the ESPP. As of September 30, 2006, there were 987,992 shares available for future award grants under the ESPP, of which 5,414 shares were issued on October 4, 2006. In the six months ended September 30, 2006, ESPP awards were valued using the following weighted average assumptions:

Expected life (years)                                    0.25
Expected volatility                                      41.4%
Expected dividend yield                                  0.24%
Risk-free interest rate                                  4.91%
Grant date fair value per share                       $  7.52

NOTE 3 - EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

options and warrants and from unvested restricted stock. The following is a reconciliation of the numerators and denominators used in computing EPS (in thousands, except for per share amounts):

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                     -----------------------------   -----------------------------
                                     SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                         2006            2005            2006            2005
                                     -------------   -------------   -------------   -------------
NUMERATOR:
Net income                             $  29,073       $  16,921       $  73,962       $  22,367
                                       =========       =========       =========       =========
DENOMINATOR:
Weighted average common shares,
  outstanding, basic                      26,089          24,376          25,834          24,365
Incremental common shares
  attributable to dilutive stock
  options and warrants                       167             880             344             816
Incremental common shares
  attributable to unvested
  restricted stock                           325             310             311             252
                                       ---------       ---------       ---------       ---------
Weighted average common shares
  outstanding, diluted                    26,581          25,566          26,489          25,433
                                       =========       =========       =========       =========

Basic income per share                 $    1.11       $    0.69       $    2.86       $    0.92
                                       =========       =========       =========       =========
Diluted income per share               $    1.09       $    0.66       $    2.79       $    0.88
                                       =========       =========       =========       =========

     In the three and six months ended September 30, 2006, options to purchase 270,000 and 266,044 weighted average shares of common stock, respectively, were excluded from the diluted EPS calculation. For the three and six months ended September 30, 2005, options to purchase 305,000 and 365,000 weighted average shares of common stock, respectively, were excluded from the diluted EPS calculation. These shares were excluded from the diluted EPS calculation as the option exercise prices were greater than the average market price of the Company's common stock for the respective periods referenced above, and therefore their inclusion would have been anti-dilutive.

NOTE 4 - OTHER BALANCE SHEET INFORMATION

Short-term investments
     All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. At September 30, 2006, the Company had short-term investments of approximately $27.5 million, which mainly consisted of investments in auction rate securities which are classified as available-for-sale. Auction rate securities consist of tax-free bonds issued by municipalities which mainly carry AAA ratings. Investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates which reset every 7 to 30 days. As a result, these securities are classified as current assets. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its short-term investments. All income generated from these investments was recorded as other income.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Inventories
     Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following at (in thousands):

                                        SEPTEMBER 30,        MARCH 31,
                                             2006               2006
                                       ----------------   ----------------
Ferrous metals                           $    77,044        $    43,574
Non-ferrous metals                            81,852             56,841
Other                                            236                268
                                         -----------        -----------
                                         $   159,132        $   100,683
                                         ===========        ===========

Property and Equipment
     Property and equipment consists of the following at (in thousands):

                                        SEPTEMBER 30,        MARCH 31,
                                             2006               2006
                                       ----------------   ----------------
Land and improvements                    $    46,032        $    34,069
Buildings and improvements                    26,720             26,524
Operating machinery and equipment            145,400            126,322
Automobiles and trucks                        14,784             11,691
Furniture, office equipment and
  software                                     3,712              3,232
Construction in progress                      14,048              7,469
                                         -----------        -----------
                                             250,696            209,307
Less - accumulated depreciation              (85,496)           (74,633)
                                         -----------        -----------
                                         $   165,200        $   134,674
                                         ===========        ===========

     At September 30, 2006, the Company recorded $4.7 million of construction in progress and an offsetting liability in other accrued liabilities relating to the purchase of 141 railcars which will be leased by the Company upon the railcars being rebuilt to meet the Company's specifications. The Company expects the rebuilt railcars to be delivered in January 2007. The Company is considered the owner of the railcars during the period they are being rebuilt and must record the amount paid to date by the lessor as an asset and liability.

Other Accrued Liabilities
     Other accrued liabilities consist of the following at (in thousands):

                                             SEPTEMBER 30,         MARCH 31,
                                                  2006                2006
                                            ----------------    ----------------
Accrued employee compensation and benefits    $    13,731         $    22,137
Accrued insurance                                   5,107               5,118
Accrued equipment purchase commitment               4,670               4,000
Other                                               6,130               5,782
                                              -----------         -----------
                                              $    29,638         $    37,037
                                              ===========         ===========

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Accrued Severance and Other Charges
     The following table summarizes accrued severance reserve activity in the six months ended September 30, 2006 (in thousands):

Reserve balances at March 31, 2006                      $  1,254
Charge to income                                             442
Cash payments                                                (75)
Non-cash application                                        (179)
                                                        --------
Reserve balances at September 30, 2006                  $  1,442
                                                        ========

     Reserve balances at September 30, 2006 include $1.2 million payable in connection with a management realignment that occurred in the year ended March 31, 2004. The Company is currently contesting these payments (see Note
10 - Commitments and Contingencies).

     In the six months ended September 30, 2006, the Company recognized severance and other charges of approximately $442.4 thousand related to the termination of the Company's former Executive Vice President. The severance and other charges consisted of cash severance of $263.2 thousand payable over twelve months and $179.2 thousand of stock-based compensation expense related to the acceleration of vesting of stock options and restricted stock held by the former Executive Vice President. Approximately $188.5 thousand of severance remains to be paid at September 30, 2006.

NOTE 5 - ACQUISITIONS

     The Company accounts for acquisitions using the purchase method of accounting. The results of operations for companies acquired are included in the Company's consolidated financial statements for periods subsequent to the date of the acquisition.

     On May 16, 2006, the Company acquired substantially all of the assets of a scrap metal recycling yard in East Chicago, Indiana. The total purchase price was approximately $26.7 million, which consisted of $26.6 million in cash and $0.1 million in other costs.

     The Company obtained and considered independent valuations of the tangible and intangible assets associated with the purchase and allocated the purchase consideration as follows (in thousands):

Property and equipment acquired                            $   8,827
Other tangible assets acquired                                 1,998
Amortizable intangible assets                                 12,640
Goodwill                                                       3,649
                                                           ---------
   Total assets acquired                                      27,114
Liabilities assumed                                             (419)
                                                           ---------
   Total purchase price                                    $  26,695
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

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table summarizes changes in the carrying amount of goodwill in the six months ended September 30, 2006 (in thousands):

Balance at March 31, 2006                          $   2,078
Purchase accounting adjustments                          239
Acquisitions (see Note 5)                              3,649
                                                   ---------
Balance at September 30, 2006                      $   5,966
                                                   =========

     The purchase accounting adjustments primarily relate to the settlement of purchase price contingencies.

     Intangible assets consist of the following at (in thousands):

                               SEPTEMBER 30, 2006          MARCH 31, 2006
                            ------------------------   -----------------------
                              GROSS                     GROSS
                            CARRYING    ACCUMULATED    CARRYING   ACCUMULATED
                             AMOUNT     AMORTIZATION    AMOUNT    AMORTIZATION
                            ---------   ------------   --------   ------------
Amortizable:
   Customer lists           $  12,710    $     (910)   $  4,900    $    (313)
   Non-compete agreements       5,855          (784)      1,025         (240)
                            ---------    ----------    --------    ---------
                               18,565        (1,694)      5,925         (553)
                            ---------    ----------    --------    ---------
Non-amortizable:
   Pension intangible               4             0           4            0
                            ---------    ----------    --------    ---------
                            $  18,569    $   (1,694)   $  5,929    $    (553)
                            =========    ==========    ========    =========

     Amortization expense for intangible assets in the three and six months ended September 30, 2006 was $0.7 million and $1.1 million, respectively. Amortization expense in the three and six months ended September 30, 2005 was $39.0 thousand and $78.0 thousand, respectively. As of September 30, 2006, expected future intangible asset amortization expense will be as follows (in thousands):

Remainder of fiscal 2007                           $   1,312
Fiscal 2008                                            2,643
Fiscal 2009                                            2,453
Fiscal 2010                                            2,413
Fiscal 2011                                            2,380
Thereafter                                             5,670

NOTE 7 - INVESTMENTS IN JOINT VENTURES

     At the beginning of the 2007 fiscal year, the Company had investments in four joint ventures in which it owned between 28.5% and 50% of the joint venture interests. The most significant joint venture investment was in Southern Recycling, L.L.C. ("Southern"), in which the Company had a 28.5% interest. On April 28, 2006, Southern was sold to a third party for $161.4 million in cash. Based upon its ownership interest, the Company received $46.0 million in cash of the sale proceeds. In the six months ended September 30, 2006, the Company recognized a pre-tax gain on the sale of its ownership interest in Southern of $26.4 million.

     At September 30, 2006, investments in joint ventures was $20.8 million, which primarily represents the Company's 50% ownership interest in Metal Management Nashville, LLC and 50% ownership interest in Port Albany Ventures LLC.

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 8 - LONG-TERM DEBT

     Long-term debt consists of the following at (in thousands):

                                                       SEPTEMBER 30,   MARCH 31,
                                                           2006           2006
                                                       -------------   ----------
  Mortgage loan (interest rate of 5.50%) due January
    2009                                                $    1,778     $    1,920
  Other debt, due 2006 to 2010                                 543          1,328
                                                        ----------     ----------
                                                             2,321          3,248
  Less - current portion of long-term debt                    (416)        (1,164)
                                                        ----------     ----------
                                                        $    1,905     $    2,084
                                                        ==========     ==========

Credit Agreement
     On May 9, 2006, the Company entered into a $300 million secured five-year revolving credit and letter of credit facility, with a maturity date of May 1, 2011 (as amended, the "Credit Agreement"). The Credit Agreement replaced the Company's previous $200 million secured revolving and letter of credit facility. In consideration for the Credit Agreement, the Company incurred fees and expenses of approximately $0.6 million. Pursuant to the Credit Agreement, the Company pays a fee on the undrawn portion of the facility that is determined by the leverage ratio (currently .175% per annum). Significant covenants under the Credit Agreement include the satisfaction of a leverage ratio and interest coverage ratio. In addition, the Credit Agreement permits capital expenditures of up to $75 million for the year ending March 31, 2007.

     The Credit Agreement provides for interest rates based on variable rates tied to the prime rate plus or minus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. The margin is based on the Company's leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters. Based on the current leverage ratio, the margins are either LIBOR plus .875% or prime rate minus .25%. At September 30, 2006, the Company had no borrowings outstanding under the Credit Agreement.

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

                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                              -----------------------------   -----------------------------
                              SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                  2006            2005            2006            2005
                              -------------   -------------   -------------   -------------
Service cost                      $  42           $  50           $  87           $  83
Interest cost                       174             176             353             350
Expected return on plan
  assets                           (169)           (191)           (368)           (349)
Amortization of prior
  service cost                        5              23               5              47
Recognized net actuarial
  loss                               42              65              94              98
                                  -----           -----           -----           -----
Net periodic benefit cost         $  94           $ 123           $ 171           $ 229
                                  =====           =====           =====           =====

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In the six months ended September 30, 2006, the Company made cash contributions of $0.8 million to its pension plans. Based on estimates provided by its actuaries, the Company expects to make cash funding contributions to its pension plans of approximately $0.1 million by March 31, 2007 and $1.0 million in the year ending March 31, 2008.

Other Plans
     The Company also contributes to several multi-employer pension plans for certain employees covered under collective bargaining agreements. Pension contributions to these multi-employer plans were $0.2 million and $0.3 million for the three and six months ended September 30, 2006, respectively, and $0.2 million and $0.3 million for the three and six months ended September 30, 2005, respectively.

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

     CERCLA, including the Superfund Recycling Equity Act of 1999 ("SREA"), limits the exposure of scrap metal recyclers for sales of certain recyclable material under certain circumstances. However, the recycling defense is subject to conducting reasonable care evaluations of current and potential consumers. The Company is executing its SREA responsibility through a contractor working for the Institute of Scrap Recycling Industries.

     Because CERCLA can be imposed retroactively on shipments that occurred many years ago, and because USEPA and state agencies are still discovering sites that present problems to public heath or the environment, the Company can provide no assurance that it will not become liable in the future for significant costs associated with any such investigations and remediation of CERCLA waste sites.

     On July 1, 1998, Metal Management Connecticut, Inc. ("MM-Connecticut"), a subsidiary of the Company, acquired the scrap metal recycling assets of Joseph
A. Schiavone Corp. (formerly known as Michael Schiavone & Sons, Inc.). The acquired assets include real property in North Haven, Connecticut upon which MM-Connecticut's scrap metal recycling operations are currently performed (the "North Haven Facility"). The owner of Joseph A. Schiavone Corp. was Michael Schiavone ("Schiavone"). On March 31,

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2003, the Connecticut Department of Environmental Protection ("CTDEP") filed suit against Joseph A. Schiavone Corp., Schiavone, and MM-Connecticut in the Superior Court of the State of Connecticut -- Judicial District of Hartford. The suit alleges, among other things, that the North Haven Facility discharged and continues to discharge contaminants, including oily material, into the environment and has failed to comply with the terms of certain permits and other filing requirements. The suit seeks injunctions to restrict MM-Connecticut from maintaining discharges and to require MM-Connecticut to remediate the facility. The suit also seeks civil penalties from all of the defendants in accordance with Connecticut environmental statutes. At this stage, the Company is not able to predict MM-Connecticut's potential liability in connection with this action or any required investigation and/or remediation. The Company believes that MM-Connecticut has meritorious defenses to certain of the claims asserted in the suit and MM-Connecticut intends to vigorously defend itself against the claims. In addition, the Company believes it is entitled to indemnification from Joseph
A. Schiavone Corp. and Schiavone for some or all of the obligations and liabilities that may be imposed on MM-Connecticut in connection with this matter under the various agreements governing its purchase of the North Haven Facility from Joseph A. Schiavone Corp. The Company cannot provide assurances that Joseph
A. Schiavone Corp. or Schiavone will have sufficient resources to fund any or all indemnifiable claims that the Company may assert.

     In a letter dated July 13, 2005, MM-Connecticut and the Company received notification from Schiavone of his demand seeking indemnification (including the advance of all costs, charges and expenses incurred by Schiavone in connection with his defense) from MM-Connecticut and the Company to those claims made against Schiavone in the action brought by CTDEP. Schiavone's demand refers to his employment agreement at the time and to the certificate of incorporation of MM-Connecticut, which provide for indemnification against claims by reason of his being or having been a director, officer, employee, or agent of MM-Connecticut, or serving or having served at the request of MM-Connecticut as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise to the fullest extent permitted by applicable law.

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

     On April 29, 1998, Metal Management Midwest, Inc. ("MM-Midwest"), a subsidiary of the Company, acquired substantially all of the operating assets of 138 Scrap, Inc. ("138 Scrap") that were used in its scrap metal recycling business. Most of these assets were located at a recycling facility in Riverdale, Illinois (the "Facility"). In early November 2003, MM-Midwest was served with a Notice of Intent to Sue (the "Notice") by The Jeff Diver Group, L.L.C., on behalf of the Village of Riverdale, alleging, among other things, that the release or disposal of hazardous substances within the meaning of CERCLA has occurred at an approximately 57 acre property in the Village of Riverdale (which includes the 8.8 acre Facility that was leased by MM-Midwest until December 31, 2003). The Notice indicates that the Village of Riverdale intends to file suit against MM-Midwest (directly and as a successor to 138 Scrap) and numerous other third parties under one or both of CERCLA and the Resource Conservation and Recovery Act. At this stage, the Company cannot predict MM-Midwest's potential liability, if any, in connection with such lawsuit or any required remediation. The Company believes that it has meritorious defenses to certain of the claims outlined in the Notice and MM-Midwest intends to vigorously defend itself against any claims ultimately asserted by the Village of Riverdale. In addition, although the Company believes that it would be entitled to indemnification from the prior owner of 138 Scrap for some or all of the obligations that may be imposed on MM-Midwest in connection with this matter under the agreement governing its purchase of the operating assets of 138 Scrap,

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the Company cannot provide assurances that the prior owner will have sufficient resources to fund any indemnifiable claims to which the Company may be entitled.

     On or about September 23, 2005, CTDEP issued two Notices of Violation ("NOVs") to Metal Management Aerospace, Inc. ("MM-Aerospace"), a subsidiary of the Company, alleging violations of environmental law at MM-Aerospace's Hartford facility, including, among other things: (1) operation of a solid waste facility without a permit; (2) failure to comply with certain regulatory requirements pertaining to the management and/or disposal of used oil, hazardous wastes and/or polychlorinated byphenols; (3) failure to comply with certain waste water discharge obligations; (4) failure to comply with certain storm water management requirements; and (5) failure to maintain the facility so as not to create an unreasonable source of pollution to the waters of the State of Connecticut. Substantially similar NOVs were also issued by CTDEP to the property lessor and former business owner, Danny Corp., at the same time.

     On October 21, 2005, MM-Aerospace submitted substantive responses to CTDEP regarding the NOVs. At this time, because CTDEP has yet to formally respond to MM-Aerospace's NOV responses, the Company is unable to determine MM-Aerospace's potential liability under environmental law in connection with these NOVs. The Company believes that MM-Aerospace has meritorious defenses to certain of the allegations outlined in the NOVs that were raised in the Company's responses to said NOVs. In addition, the Company believes that by virtue of certain consent orders, Connecticut Transfer Act obligations, and lease/transactional documents executed by Danny Corp. and/or its predecessors in interest, certain environmental liabilities noted in the NOVs will be the responsibility of Danny Corp. However, at the present time, even if Danny Corp. is determined to be liable for any of the matters raised in the NOVs, there can be no assurance that Danny Corp. will have sufficient resources to fund any or all of such liabilities.

     On March 16, 2006, USEPA issued a subpoena to both MM-Aerospace and Danny Corp., requesting detailed information with reference to alleged PCB contamination at the Hartford facility which is leased by MM-Aerospace. MM-Aerospace's responses to the subpoena were submitted to USEPA on May 4, 2006. Based upon the advice of legal counsel, the Company believes that USEPA has completed its investigation in connection with the subpoena and that USEPA is satisfied that management and remediation at the Hartford site are the responsibility of Danny Corp., provided that Danny Corp. complies with its obligations under the Consent Agreement and Final Order dated September 11, 2006 (the "CAFO") it entered into with USEPA. Under the CAFO, Danny Corp. has agreed to prepare plans for the investigation and, if indicated, the remediation of the Hartford site. These efforts will be conducted with review and approval by USEPA.

     On June 22, 2006, Metal Management Alabama, Inc. ("MM-Alabama"), a subsidiary of the Company, received a notice from the Alabama Department of Environmental Management ("ADEM") directing MM-Alabama to prepare a plan to remove waste from a property in Cleburne County, Alabama known as the "CAMMCO Site." MM-Alabama has begun an investigation to determine (i) if it has any liability for the waste allegedly present on the CAMMCO Site, (ii) the nature and quantity of the waste allegedly on the CAMMCO Site, (iii) the identities of other potentially responsible parties, and (iv) the availability of insurance or indemnity for any possible liability. At this preliminary stage, the Company has not determined whether MM-Alabama has any liability with respect to the CAMMCO Site.

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

     As a result of internal audits conducted by the Company, the Company determined that current and former employees of certain business units engaged in activities relating to cash payments to individual

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, the Company voluntarily disclosed its concerns regarding such cash payments to the U.S. Department of Justice. The Board of Directors appointed a special committee, consisting solely of independent directors, to conduct an investigation of these activities. As of July 1, 2006, the Company disbanded the special committee. The Company is cooperating with the U.S. Department of Justice. The Company implemented policies to eliminate cash payments to industrial customers. In the year ended March 31, 2004, such cash payments to industrial customers represented approximately 0.7% of the Company's consolidated ferrous and non-ferrous yard shipments. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. The Company is not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on the Company, if any, and accordingly, the Company has not recorded any amounts in the financial statements. The Company has incurred legal and other costs related to this matter of approximately $2.4 million to date.

     On July 15, 2005, the Company and MM-Midwest filed a complaint (the "Complaint") against former officers and directors Albert A. Cozzi, Frank J. Cozzi, and Gregory P. Cozzi (collectively, the "Defendants") in the Circuit Court of Cook County Illinois, County Department, Chancery Division. The Complaint seeks damages from Frank J. Cozzi and Gregory P. Cozzi for their actions in designing, implementing, and maintaining cash payment practices in MM-Midwest's accounts payable that violated Company policy and, potentially, federal law. The Complaint also alleges that the Defendants breached the non-competition and non-solicitation provisions of their respective separation and release agreements by seeking to engage in business activities and seeking to solicit suppliers, customers and service providers in competition with the Company's business. The Complaint sought, among other things, monetary compensation for the Company's actual losses and damages, and an injunction restraining and enjoining the Defendants from breaching their respective separation and release agreements. On October 21, 2005, Defendants moved to dismiss the Complaint or in the alternative to compel arbitration and stay the judicial proceedings. Defendants also filed a counterclaim seeking recovery of unpaid employee severance payments of approximately $1.2 million. On March 8, 2006, Judge Mary Anne Mason of the Circuit Court of Cook County granted the motion to compel arbitration and dismissed the lawsuit by virtue of an arbitration provision contained in the separation and release agreements. The parties now have filed for arbitration of the dispute before the American Arbitration Association and a panel has been assigned to the matter.

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

NOTE 11 - STOCKHOLDERS' EQUITY

     The Company is authorized to issue, in one or more series, up to a maximum of 2,000,000 shares of preferred stock. The Company has not issued any shares of preferred stock. The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share.

Stock Repurchase Program
     On September 8, 2006, the Company's Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to 2.7 million shares of its common stock. Under the Credit Agreement, the Company is permitted to spend up to $100 million for the purchase of its common stock during the term of the Credit Agreement. As of September 30, 2006, the Company had purchased 531,300 shares of its common stock under this program at a cost of $13.9 million, or at an average cost of

                             METAL MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

$26.21 per share. The stock repurchase program has no expiration date but may be terminated at any time by the Board of Directors.

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

     This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metal Management, Inc. (herein, "Metal Management," the "Company," "we," "us," "our" or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under "Risk Factors" appearing in our Annual Report on Form 10-K for the year ended March 31, 2006, and under Part II, Item 1A in this Form 10-Q, as the same may be amended from time to time.

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

OVERVIEW

     We are one of the largest domestic scrap metal recycling companies with approximately 50 facilities in 16 states. We enjoy leadership positions in many markets, such as Birmingham, Chicago, Cleveland, Denver, Hartford, Houston, Memphis, Mississippi, Newark, New Haven, Phoenix, Pittsburgh, Salt Lake City, Toledo and Tucson. We operate in one reportable segment, the scrap metal recycling industry.

     Our operations primarily involve the collection, processing and marketing of ferrous and non-ferrous scrap metals. We collect obsolete and industrial scrap metal, process it into reusable forms and supply the recycled metals to our customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metal brokers. In addition to the buying, processing and marketing of ferrous and non-ferrous scrap metals, we are periodically retained as demolition contractors in certain of our large metropolitan markets in which we dismantle obsolete machinery, buildings and other structures containing metal and, in the process, collect both the ferrous and non-ferrous metals from these sources. At certain of our locations adjacent to commercial waterways, we provide stevedoring services. We also operate a bus dismantling business combined with a bus replacement parts business in Newark, New Jersey.

     We believe that we provide one of the most comprehensive product offerings of both ferrous and non-ferrous scrap metals. Our ferrous products primarily include shredded, sheared, cold briquetted and bundled scrap metal, and other purchased scrap metal, such as turnings, cast and broken furnace iron. We also process non-ferrous scrap metals including, but not limited to, aluminum, copper, stainless steel and other nickel-bearing metals, brass, titanium and high-temperature alloys, using similar techniques and through certain proprietary technologies.

RECENT EVENTS

     On September 8, 2006, our Board of Directors approved a stock repurchase program that authorizes the repurchase of up to 2.7 million shares of our common stock. As of September 30, 2006, we have purchased 531,300 shares of our common stock under this program at a cost of $13.9 million.

     On October 5, 2006, our common stock began trading on the New York Stock Exchange under the symbol "MM". Trading of our common stock on the NASDAQ ceased at the close of market on October 4, 2006.

RESULTS OF OPERATIONS

     In the three months ended September 30, 2006, we generated net sales of $584.7 million, pre-tax income of $48.1 million and net income of $29.1 million. In the six months ended September 30, 2006, we generated net sales of $1.1 billion, pre-tax income of $121.3 million and net income of $74.0 million.

     Our operating results for the three and six months ended September 30, 2006 remained strong, which was attributable to favorable industry conditions for non-ferrous metals, a careful focus on internal operations, and financial discipline. Our industry conditions have generally been favorable for three calendar years and remained so in the periods ended September 30, 2006 as compared to historical prices for scrap metals. In the three months ended September 30, 2006, there was a divergence in our markets in that we experienced weaker demand for ferrous scrap from U.S. steel mills which was met by a combination of export demand for ferrous scrap from the Mediterranean and Black Sea regions and stronger demand and better pricing for our non-ferrous metals. Weaker ferrous markets were evident in August 2006 when prices for factory bundles declined by as much as $90 per ton to approximately $270 per ton. Other grades of ferrous scrap declined in August but to a lesser degree than the factory bundles. Historically, when ferrous scrap prices decline to that degree our earnings were negatively impacted. That was not the case in the three months ended September 30, 2006 as our sales and earnings were very strong. The weaker demand in the U.S. for ferrous scrap was mitigated, in part, by our success in establishing export markets for our ferrous scrap (driven by demand from developing economies abroad and the strength of foreign currencies relative to the U.S. dollar) and the benefits realized from recovering more non-ferrous metals from our shredding operations. Additionally, the strength in demand and better pricing for non-ferrous metals allowed us to ship record amounts of non-ferrous scrap metals with attractive margins. On balance, the relative weakness in domestic ferrous markets was more than offset by strength in non-ferrous markets and allowed us to increase our sales and profitability both as compared to the three months ended June 30, 2006 and to the three months ended September 30, 2005. Despite our strong results in the three months ended September 30, 2006, there can be no assurance that strong non-ferrous markets will always outweigh the potential negative consequences to our earnings associated with weak domestic ferrous markets and lower ferrous metal prices. Additionally, we cannot expect that international demand for ferrous scrap will always offset relatively weak demand from U.S. steel mills.

     Ferrous scrap prices continue to be volatile, as evidenced by declines in prices in August 2006, which can cause collection rates for ferrous scrap to increase (when prices are higher) or decrease (when prices are lower). These variations have had a significant effect on sales volumes we have handled and are able to ship through our scrap yards. Variability of units handled by our scrap yards and variability in units shipped, along with changing metal prices, are key drivers of our operating results. In the three months ended September 30, 2006, we shipped more than 1.4 million tons of scrap, which is a record. More than half of the growth in unit shipments in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was due to two recent acquisitions.

     Our national footprint enables us to take advantage of relative strengths in either domestic or export markets and also provides us transportation advantages. For example, in the three months ended September 30, 2006, we experienced increases in supply of obsolete grades of ferrous scrap and relative weakness in demand from domestic consumers of ferrous scrap, and we were able leverage our operational flexibility and multifaceted distribution network to take advantage of more favorable export markets, for the reasons described above. We exported approximately 460,000 tons of ferrous scrap in the three months ended September 30, 2006, which is a record.

     Prices for non-ferrous metals were higher in the three months ended September 30, 2006 as compared to the preceding three months ended June 30, 2006 as well as the three months ended September 30, 2005. Our non-ferrous sales have increased to represent 34.2% and 34.8% of sales in the three and six months ended September 30, 2006, respectively, compared to 29.7% and 30.1% in the three and six months ended September 30, 2005, respectively. We believe this was due to strong pricing and demand for non-ferrous metals attributable in part to demand from industrializing countries such as China who have become significant consumers of industrial metals and especially non-ferrous metals. Many analysts and media reporters believe that demand from industrializing countries such as China for non-ferrous metals is in large part the reason for the extremely high prices of non-ferrous metals as compared to historical averages.

     Our results of operations in the three and six months ended September 30, 2006 demonstrated higher profitability when compared to the three and six months ended September 30, 2005. We believe our earnings in the three and six months ended September 30, 2006 also reflect benefits from our recent investments in plant, equipment and infrastructure. The following table sets forth our results of operations for the three and six months ended September 30, 2006 and 2005 ($ in thousands):

                                      THREE MONTHS ENDED SEPTEMBER 30,        SIX MONTHS ENDED SEPTEMBER 30,
                                     -----------------------------------   -------------------------------------
                                       2006       %       2005       %        2006        %       2005       %
                                       ----       -       ----       -        ----        -       ----       -
SALES BY COMMODITY:
  Ferrous metals                     $350,607    60.0   $243,169    64.3%  $  646,111    59.8   $491,751    64.7%
  Non-ferrous metals                  200,377    34.2    112,359    29.7      376,024    34.8    228,473    30.1
  Brokerage - ferrous                  26,941     4.6     16,478     4.4       42,904     4.0     27,488     3.6
  Brokerage - non-ferrous               1,807     0.3      1,278     0.3        5,474     0.5      3,527     0.5
  Other                                 4,976     0.9      5,017     1.3       10,107     0.9      8,696     1.1
                                     --------   -----   --------   -----   ----------   -----   --------   -----
Net sales                             584,708   100.0%   378,301   100.0%   1,080,620   100.0%   759,935   100.0%

Cost of sales (excluding
  depreciation)                       507,263    86.7    329,048    87.0      930,184    86.1    679,427    89.4
General and administrative expense     22,775     3.9     18,496     4.9       43,647     4.0     38,242     5.0
Depreciation and amortization
  expense                               7,344     1.3      4,363     1.2       14,191     1.3      8,977     1.2
Severance and other charges                 0     0.0          0     0.0          442     0.0          0     0.0
Income from joint ventures                554     0.1      1,451     0.4        2,414     0.2      3,502     0.5
Interest expense                         (284)    0.1       (382)    0.1         (606)    0.1       (758)    0.1
Interest and other income, net            513     0.1        585     0.2          944     0.1      1,057     0.1
Gain on sale of joint venture
  interest                                  0     0.0          0     0.0       26,362     2.4          0     0.0
Provision for income taxes             19,036     3.2     11,127     2.9       47,308     4.4     14,723     2.0
                                     --------   -----   --------   -----   ----------   -----   --------   -----
Net income                           $ 29,073     5.0%  $ 16,921     4.5%  $   73,962     6.8%  $ 22,367     2.9%
                                     ========   =====   ========   =====   ==========   =====   ========   =====



                                       2006               2005                2006                2005
SALES VOLUME BY COMMODITY              ----               ----                ----                ----
(IN THOUSANDS):
Ferrous metals (tons)                   1,266              1,049                2,338              2,150
Non-ferrous metals (lbs.)             139,691            111,275              265,312            231,450
Brokerage - ferrous (tons)                 83                 79                  166                138
Brokerage - non-ferrous (lbs.)          1,057              1,299                2,913              3,242

NET SALES
     Consolidated net sales increased by $206.4 million (54.6%) and $320.7 million (42.2%) to $584.7 million and $1.1 billion in the three and six months ended September 30, 2006, respectively, compared to consolidated net sales of $378.3 million and $760.0 million in the three and six months ended September 30, 2005, respectively. The increase in consolidated net sales was primarily due to higher average selling prices for both ferrous and non-ferrous material, increased unit shipments and sales from recent acquisitions.

Ferrous Sales
     Ferrous sales increased by $107.4 million (44.2%) and $154.3 million (31.4%) to $350.6 million and $646.1 million in the three and six months ended September 30, 2006, respectively, compared to ferrous sales of $243.2 million and $491.8 million in the three and six months ended September 30, 2005, respectively. The increase was due to higher average selling prices, increased unit shipments and sales generated from recent acquisitions. In the three and six months ended September 30, 2006, the average selling price for ferrous products increased by approximately $45 per ton (19.5%) to $277 per ton and $48 per ton (20.8%) to $276 per ton, respectively, while ferrous unit shipments increased by 217,000 tons (20.7%) and 188,000 tons (8.7%), respectively, compared to the three and six months ended September 30, 2005. Ferrous sales generated from recent acquisitions were approximately $32.4 million and $57.4 million in the three and six months ended September 30, 2006, respectively.

     The increase in selling prices for ferrous scrap is evident in data published by American Metal Market ("AMM"). According to AMM data, the average price for #1 Heavy Melting Steel Scrap -- Chicago (which is a common indicator for ferrous scrap) was approximately $219 per ton and $233 per ton in the three and six months ended September 30, 2006, respectively, compared to $189 per ton and $182 per ton for the three and six months ended September 30, 2005, respectively.

Non-ferrous Sales
     Non-ferrous sales increased by $88.0 million (78.3%) and $147.5 million (64.6%) to $200.4 million and $376.0 million in the three and six months ended September 30, 2006, respectively, compared to non-ferrous sales of $112.4 million and $228.5 million in the three and six months ended September 30, 2005, respectively. The increase was due to higher average selling prices, increased unit shipments and sales generated from recent acquisitions. In the three and six months ended September 30, 2006, the average selling price for non-ferrous products increased by approximately $0.42 per pound (41.6%) to $1.43 per pound and $0.43 per pound (43.4%) to $1.42 per pound, respectively, while non-ferrous unit shipments increased by 28.4 million pounds (25.5%) and 33.9 million pounds (14.6%), respectively, compared to the three and six months ended September 30, 2005. Non-ferrous sales generated from recent acquisitions were $14.7 million and $28.2 million in the three and six months ended September 30, 2006, respectively.

     Our non-ferrous operations have benefited from higher prices for copper, aluminum and stainless steel (nickel base metal) in the three and six months ended September 30, 2006. The increase in non-ferrous prices is evident in data published by the London Metals Exchange ("LME") and COMEX. According to COMEX data, average prices for copper were 108.1% and 114.0% higher in the three and six months ended September 30, 2006, respectively, compared to the three and six months ended September 30, 2005. According to LME data, average aluminum and nickel prices were 35.9% and 42.2% and 98.1% and 57.3% higher, respectively, in the three and six months ended September 30, 2006 compared to the three and six months ended September 30, 2005. We believe recent non-ferrous prices are significantly higher than historical average prices due, in part, to increases in industrial production and demand from industrializing countries such as China.

     Our non-ferrous sales are also impacted by the mix of non-ferrous metals sold. Generally, prices for copper are higher than prices for aluminum and stainless steel. In addition, the amount of high-temperature alloys that we sell, and the selling prices for these metals, will impact our non-ferrous sales, as prices for these metals are generally higher than other non-ferrous metals.

Brokerage Ferrous Sales
     Brokerage ferrous sales increased by $10.5 million (63.5%) and $15.4 million (56.1%) to $27.0 million and $42.9 million in the three and six months ended September 30, 2006, respectively, compared to brokerage ferrous sales of $16.5 million and $27.5 million in the three and six months ended September 30, 2005, respectively. The increase in the three months ended September 30, 2006 was primarily due to higher average ferrous brokered selling prices, which increased by approximately $116 per ton (55.6%) compared to the three months ended September 30, 2005. The increase in the six months ended September 30, 2006 was due to higher average ferrous brokered selling prices, which increased by approximately $59 per ton (29.8%) compared to the six months ended September 30, 2005, and higher brokered ferrous unit sales, which increased by 28,000 tons (20.3%) compared to the six months ended September 30, 2005.

COST OF SALES (EXCLUDING DEPRECIATION)
     Cost of sales consists of material costs, freight costs and processing expenses. Cost of sales was $507.3 million and $930.2 million in the three and six months ended September 30, 2006, respectively, compared to cost of sales of $329.0 million and $679.4 million in the three and six months ended

September 30, 2005, respectively. The increase was primarily due to higher material costs for both ferrous and non-ferrous metals.

     Freight costs increased by $8.4 million (21.7%) and $4.4 million (6.1%) in the three and six months ended September 30, 2006, respectively. The increase in freight costs in the three months ended September 30, 2006 was primarily due to higher ferrous export shipments. The increase in the six months ended September 30, 2006 was mainly due to freight costs from recent acquisitions. Processing costs increased by $5.4 million (13.2%) and $7.4 million (8.8%) in the three and six months ended September 30, 2006, respectively. The increase was primarily due to processing costs from recent acquisitions.

GENERAL AND ADMINISTRATIVE EXPENSE
     General and administrative expense was $22.8 million and $43.6 million in the three and six months ended September 30, 2006, respectively, compared to general and administrative expense of $18.5 million and $38.2 million in the three and six months ended September 30, 2005, respectively. The increase was due to higher compensation expense and professional fees.

     Compensation expense increased by $3.1 million and $3.7 million in the three and six months ended September 30, 2006, respectively, as a result of an increase in bonus accruals and higher headcount primarily attributable to recent acquisitions. Professional fees increased by $0.6 million and $0.8 million in the three and six months ended September 30, 2006, respectively, due to higher legal costs.

DEPRECIATION AND AMORTIZATION
     Depreciation expense was $6.6 million and $13.1 million in the three and six months ended September 30, 2006, respectively, compared to depreciation expense of $4.3 million and $8.9 million in the three and six months ended September 30, 2005, respectively. Amortization expense was $0.7 million and $1.1 million in the three and six months ended September 30, 2006, respectively, compared to amortization expense of $39 thousand and $78 thousand in the three and six months ended September 30, 2005, respectively.

     Depreciation expense was higher due to an increase in capital expenditures and depreciation expense associated with fixed assets acquired in connection with recent acquisitions. The increase in amortization expense was a result of intangible assets associated with recent acquisitions.

SEVERANCE AND OTHER CHARGES
     In the six months ended September 30, 2006, we recognized severance and other charges of approximately $442.4 thousand related to the termination of our former Executive Vice President. The severance and other charges consisted of cash severance of $263.2 thousand payable over twelve months and $179.2 thousand of stock-based compensation expense related to the acceleration of vesting of stock options and restricted stock held by the former Executive Vice President.

INCOME FROM JOINT VENTURES
     Income from joint ventures was $0.6 million and $2.4 million in the three and six months ended September 30, 2006, respectively, compared to income from joint ventures of $1.5 million and $3.5 million in the three and six months ended September 30, 2005, respectively. The decline was primarily attributable to the sale of Southern Recycling, LLC in April 2006 (see below). We currently have 50% ownership interests in three joint ventures.

INTEREST EXPENSE
     Interest expense was $0.3 million and $0.6 million in the three and six months ended September 30, 2006, respectively, compared to interest expense of $0.4 million and $0.8 million in the three and six months ended September 30, 2005, respectively. The decrease was attributable, in part, to lower balances outstanding on mortgage loans. Our interest expense primarily consists of amortization of deferred financing costs, unused line fees under our Credit Agreement and interest on mortgage loans.

GAIN ON SALE OF JOINT VENTURE INTEREST
     On April 28, 2006, we and our joint venture partner in Southern Recycling, LLC ("Southern") sold our membership interests to a third party for $161.4 million in cash. Based upon our ownership interest, we received $46.0 million in cash from the sale proceeds. We recorded a pre-tax gain from the sale of our ownership interest of $26.4 million in six months ended September 30, 2006.

INCOME TAXES
     In the three and six months ended September 30, 2006, we recognized income tax expense of $19.0 million and $47.3 million, respectively, resulting in an effective tax rate of 39.6% and 39.0%, respectively. In the three and six months ended September 30, 2005, our income tax expense was $11.1 million and $14.7 million, respectively, resulting in an effective tax rate of 39.7% for both periods. The effective tax rate differs from the federal statutory rate mainly due to state taxes and permanent tax items.

NET INCOME
     Net income was $29.1 million and $74.0 million in the three and six months ended September 30, 2006, respectively, compared to net income of $16.9 million and $22.4 million in the three and six months ended September 30, 2005, respectively. Net income increased due to higher sales and higher margins on ferrous and non-ferrous material. Also, net income in the six months ended September 30, 2006 benefited from the one-time gain recognized on the sale of our ownership interest in Southern.

LIQUIDITY AND CAPITAL RESOURCES
     Our sources of liquidity include cash and short-term investments, collections from customers and amounts available under our Credit Agreement. We believe these sources are adequate to fund for day-to-day expenditures, capital expenditures, the payment of cash dividends to stockholders and our stock repurchase program.

     At September 30, 2006, our total indebtedness was $2.3 million (primarily a single real estate mortgage). We had no borrowings outstanding on our Credit Agreement and had cash and short-term investments of $78.0 million at September 30, 2006.

Cash Flows
     Net cash provided by operating activities was $34.0 million in the six months ended September 30, 2006 compared to net cash provided by operating activities of $6.5 million in the six months ended September 30, 2005. The increase was due to higher net income offset, in part, by an increase in investments in working capital. The working capital increase in the six months ended September 30, 2006 was mainly due to higher inventories ($57.7 million) offset, in part, by higher accounts payable ($26.1 million). The increase in inventories is due to higher prices and higher levels of both ferrous and non-ferrous inventory units on hand at September 30, 2006 compared to March 31, 2006. Accounts payable increased primarily due to higher purchase prices for scrap metals.

     Net cash used in investing activities was $10.0 million in the six months ended September 30, 2006 compared to net cash used in investing activities of $17.8 million in the six months ended September 30, 2005. The decrease was due to $46.0 million of cash received from the sale of our ownership interest in Southern which offset the $21.7 million increase in capital expenditures and $28.3 million of cash used for acquisitions.

     Net cash used in financing activities was $11.2 million in the six months ended September 30, 2006 compared to net cash used in financing activities of $2.9 million in the six months ended September 30, 2005. The increase was due to $13.9 million of cash used to repurchase 531,300 shares of common stock offset, in part, by $8.2 million of cash received from the exercise of Series A warrants and stock options. In addition, we paid cash dividends of $4.0 million.

Indebtedness
     On May 9, 2006, we entered into a $300 million secured five-year revolving credit and letter of credit facility, with a maturity date of May 1, 2011 (as amended, the "Credit Agreement"). The Credit Agreement replaced the Company's previous $200 million secured revolving and letter of credit facility. In consideration for the Credit Agreement, we paid fees and expenses of approximately $0.6 million. Pursuant to the Credit Agreement, we pay a fee on the undrawn portion of the facility that is determined by the leverage ratio (currently .175% per annum). Significant covenants under the Credit Agreement include the satisfaction of a leverage ratio and interest coverage ratio. The Credit Agreement permits capital expenditures of up to $75 million for the year ending March 31, 2007. In addition, the Credit Agreement limits the amount we can spend on stock repurchases to $100 million during the term of the Credit Agreement. We satisfied all of our covenants under the Credit Agreement as of September 30, 2006.

     The Credit Agreement provides for interest rates based on variable rates tied to the prime rate plus or minus a margin or the London Interbank Offered Rate ("LIBOR") plus a margin. The margin is based on our leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters. Based on the current leverage ratio, the margins are either LIBOR plus ..875% or prime rate minus .25%.

Future Capital Requirements
     We expect to fund our working capital needs, stock repurchase program, dividend payments and capital expenditures over the next twelve months with cash, short-term investments, and cash generated from operations, supplemented by undrawn borrowing availability under the Credit Agreement. We believe these sources of capital will be sufficient for the next twelve months, although there can be no assurance that this will be the case.

     Capital expenditures were $36.0 million in the six months ended September 30, 2006. We expect that our total capital expenditures in fiscal 2007 will be in the range of $75 million to $90 million, subject to obtaining consents under our Credit Agreement with respect to any capital expenditures in excess of $75 million during this fiscal year. Significant capital expenditures include the construction of a mega-shredder facility at our Newark facility, for which we have incurred approximately $13.8 million through September 30, 2006. We expect to spend an additional $12 million to $14 million over the balance of fiscal 2007 to install the mega-shredder in Newark.

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

     We anticipate that our Board of Directors will continue to declare cash dividends; however, the continuance of cash dividends is not guaranteed.

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

     The following table sets forth our known contractual obligations as of September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                             LESS THAN     ONE TO       THREE TO
                                   TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS   THEREAFTER
                                   -----     ---------   -----------   ----------   ----------
Long-term debt and capital
  leases                          $  2,581   $    537    $    1,871    $     173    $        0
Operating leases                    57,081     13,219        20,366        8,914        14,582
Pension funding obligations          1,048         75           973            0             0
Other contractual obligations*       6,322      5,712           460           60            90
                                  --------   ---------   -----------   ----------   ----------
Total contractual cash
  obligations                     $ 67,032   $ 19,543    $   23,670    $   9,147    $   14,672
                                  ========   =========   ===========   ==========   ==========

    * Includes $1.2 million of employee termination benefits scheduled for payment in July 2005 for which we are contesting the payments (see "Legal Proceedings" under Note 10 -- Commitments and Contingencies included in Item 1 of this report).

Other Commitments
     At September 30, 2006, we recorded $4.7 million of construction in progress and an offsetting liability relating to the rebuild of 141 railcars which we committed to lease upon completion of the rebuild. We expect the rebuilt railcars to be delivered in January 2007. We are considered the owner of the railcars during the period they are being rebuilt.

     We also enter into letters of credit in the ordinary course of operating and financing activities. As of October 19, 2006, we had outstanding letters of credit of $6.8 million, much of which is securing insurance policies.

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

Stock-Based Compensation
     Effective April 1, 2006, we adopted the provisions of SFAS No. 123(R). We estimate the fair value of stock options and our employee stock purchase plan using the Black-Scholes option valuation model. Option-pricing models require the input of highly subjective assumptions, including the price volatility of the underlying stock. To estimate the fair value of stock options, we consider the past exercise behavior in order to determine the expected life assumption in the Black-Scholes option valuation model. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled.

RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15,

2006. We are currently assessing the impact, if any, that FIN 48 will have on our consolidated financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that the adoption of SAB 108 will have a material impact on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not anticipate that the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year changes occur through comprehensive income. We will adopt SFAS No. 158 on March 31, 2007. Based on the funded status of pension plan obligations disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006, the estimated impact of adopting SFAS No. 158 would be an increase to other long-term liabilities of $0.6 million, an increase to deferred tax assets of $0.2 million and an reduction to shareholders' equity through the recognition of other comprehensive loss of $0.4 million. At this time, we do not expect the March 31, 2007 amounts to be recorded on adoption to be significantly different than estimated.

     Additionally, SFAS No. 158 requires an employer to measure the funded status of each of its pension plans as of the date of its year-end statement of financial position. This provision will become effective for us at March 31, 2009. The funded status of two of our pension plans is currently measured as of December 31.

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

     Based upon this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective, as of September 30, 2006, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow for timely decisions regarding disclosure.

     There have been no changes in our internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 16, 2006, the United States Environmental Protection Agency ("USEPA") issued a subpoena to both Metal Management Aerospace, Inc. ("MM-Aerospace"), a subsidiary of our company, and Danny Corp., the property lessor and former business owner, requesting detailed information with reference to alleged PCB contamination at the Hartford, Connecticut facility which is leased by MM-Aerospace. MM-Aerospace's responses to the subpoena were submitted to USEPA on May 4, 2006. Based upon the advice of legal counsel, we believe that USEPA has completed its investigation in connection with the subpoena and that USEPA is satisfied that management and remediation at the Hartford site are the responsibility of Danny Corp., provided that Danny Corp. complies with its obligations under the Consent Agreement and Final Order dated September 11, 2006 (the "CAFO") it entered into with USEPA. Under the CAFO, Danny Corp. has agreed to prepare plans for the investigation and, if indicated, the remediation of the Hartford site. These efforts will be conducted with review and approval by USEPA.

ITEM 1A. RISK FACTORS

     Our Annual Report on Form 10-K for the year ended March 31, 2006 includes a detailed discussion of risk factors that could adversely affect our business, results of operations and financial condition. There have been no material changes to our risk factors included in our Annual Report, except as follows:

WE ARE IMPLEMENTING A SIGNIFICANT IT CONSOLIDATION STRATEGY IN FISCAL 2007 AND FISCAL 2008.
     Currently, we operate on two information technology platforms. In February 2006, we undertook an initiative to migrate to one of those IT platforms on a national basis. This migration will occur during the next two fiscal years. The cost associated with this initiative is estimated to be approximately $2 million. We currently estimate the first go-live date for this implementation at our largest subsidiary to be November 1, 2006. Due to the significance of this undertaking, there is risk regarding the accuracy and timing of data production while the system consolidation project is implemented.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On September 8, 2006, we announced that our Board of Directors authorized a stock repurchase program for up to 2.7 million shares of common stock. The stock repurchase program does not have an expiration date but may be terminated by our Board of Directors at any time. Our Credit Agreement limits stock repurchases to $100 million during the term of the Credit Agreement. A summary of our common stock repurchases in the three months ended September 30, 2006 is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions.

                                                                  TOTAL NUMBER OF       MAXIMUM NUMBER
                                         TOTAL                   SHARES PURCHASED     OF SHARES THAT MAY
                                       NUMBER OF    AVERAGE     AS PART OF PUBLICLY    YET BE PURCHASED
                                        SHARES     PRICE PAID        ANNOUNCED            UNDER THE
PERIOD                                 PURCHASED   PER SHARE         PROGRAMS              PROGRAMS
------                                 ---------   ----------   -------------------   ------------------
July 1, 2006 - July 31, 2006                  0      $    0                 0                     0
August 1, 2006 - August 31, 2006              0           0                 0                     0
September 1, 2006 - September 30,
   2006                                 531,300       26.21           531,300             2,168,700
                                        -------      ------           -------             ---------
Total                                   531,300      $26.21           531,300             2,168,700
                                        =======      ======           =======             =========

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on September 19, 2006 in New York, New York. At the meeting, our stockholders elected five members to our board of directors pursuant to the following votes:

                                         VOTES IN        VOTES
NAME                                       FAVOR       WITHHELD
----                                    -----------   -----------
Norman R. Bobins                         13,531,190    11,477,653
Daniel W. Dienst                         15,305,032     9,703,811
John T. DiLacqua                         24,556,071       452,772
Robert Lewon                             24,793,006       215,837
Gerald E. Morris                         24,556,567       452,276

     In addition to electing directors, our stockholders also approved the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2007 by the vote of 24,290,716 in favor, 707,514 against and 10,613 abstentions.

ITEM 5. OTHER INFORMATION

     On October 5, 2006, our common stock began trading on the New York Stock Exchange under the symbol "MM". Trading of our common stock on the NASDAQ ceased at the close of market on October 4, 2006.

ITEM 6. EXHIBITS

NUMBER AND DESCRIPTION OF EXHIBIT

            3.1 Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 29, 2001 (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001).
            3.2 Amended and Restated By-Laws of the Company adopted as of April 29, 2003 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended
                  March 31, 2003).
            4.1   Amended and Restated Credit Agreement, dated as of May 9,
                  2006, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle Bank National
                  Association, in its capacity as agent for the lenders
                  (incorporated by reference to Exhibit 4.1 of the Company's
                  Current Report on Form 8-K dated May 9, 2006).
            4.2   Amendment No. 1 to the Amended and Restated Credit
                  Agreement, dated as of October 13, 2006, among Metal
                  Management, Inc. and certain subsidiaries of Metal
                  Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle Bank National Association, in its capacity as agent for the lenders (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated October 13, 2006).
           31.1   Certification of Daniel W. Dienst pursuant to Section
                  240.13a-14(a) and Section 240.15d-14(a) of the Securities
                  Exchange Act of 1934, as amended, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
           31.2   Certification of Robert C. Larry pursuant to Section
                  240.13a-14(a) and Section 240.15d-14(a) of the Securities
                  Exchange Act of 1934, as amended, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
           32.1 Certification of Daniel W. Dienst and Robert C. Larry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                          Date: November 2, 2006