Form 10-Q
period 2006-12-31
METAL MANAGEMENT INC
filed 2007-02-06
CIK 795665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________________ to ________________________
Commission file number 1-33044

METAL MANAGEMENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2835068
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

325 N. LaSalle Street, Suite 550, Chicago, IL	60610
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, Including Area Code (312) 645-0700

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X           No
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer X	Non-accelerated filer
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes             No X
      As of January 18, 2007, the registrant had 26,320,197 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
METAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Net sales	$523,965	$395,090	$1,604,585	$1,155,025
Operating expenses:
Cost of sales (excluding depreciation)	471,702	345,984	1,401,886	1,025,411
General and administrative	21,913	20,469	65,560	58,711
Depreciation and amortization	7,131	4,891	21,322	13,868
Severance and other charges	490	995	932	995

Operating income	22,729	22,751	114,885	56,040
Income from joint ventures	357	2,964	2,771	6,466
Interest expense	(373)	(418)	(979)	(1,176)
Interest and other income, net	969	376	1,913	1,433
Gain on sale of joint venture interest	0	0	26,362	0

Income before income taxes	23,682	25,673	144,952	62,763
Provision for income taxes	8,103	10,327	55,411	25,050

Net income	$15,579	$15,346	$89,541	$37,713

Earnings per share:
Basic	$0.61	$0.63	$3.48	$1.54

Diluted	$0.60	$0.60	$3.40	$1.48

Cash dividends declared per share	$0.075	$0.075	$0.225	$0.225

Weighted average common shares outstanding:
Basic	25,532	24,556	25,733	24,429

Diluted	26,095	25,733	26,357	25,533

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 31,	March 31,
	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$79,810	$37,717
Short-term investments	26,480	36,035
Accounts receivable, net	141,497	168,025
Inventories	179,494	100,683
Deferred income taxes	4,425	4,842
Prepaid expenses and other assets	11,526	7,848

Total current assets	443,232	355,150
Property and equipment, net	167,127	134,674
Goodwill	6,058	2,078
Intangible assets, net	16,218	5,376
Deferred income taxes, net	9,527	10,306
Investments in joint ventures	20,862	45,487
Other assets	3,337	2,246

Total assets	$666,361	$555,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$63	$1,164
Accounts payable	152,762	119,477
Income taxes payable	11,711	6,526
Other accrued liabilities	31,534	37,037

Total current liabilities	196,070	164,204
Long-term debt, less current portion	211	2,084
Other liabilities	4,516	5,140

Total long-term liabilities	4,727	7,224

Stockholders’ equity:
Preferred stock	0	0
Common stock	271	260
Warrants	0	179
Additional paid-in capital	197,582	183,529
Deferred stock-based compensation	0	(5,045)
Accumulated other comprehensive loss	(2,046)	(2,046)
Retained earnings	290,588	207,012
Treasury stock, at cost	(20,831)	0

Total stockholders’ equity	465,564	383,889

Total liabilities and stockholders’ equity	$666,361	$555,317

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine months ended

	December 31,	December 31,
	2006	2005

Cash flows from operating activities:
Net income	$89,541	$37,713
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	21,322	13,868
Deferred income taxes	1,327	2,350
Income from joint ventures	(2,771)	(6,259)
Gain on sale of joint venture interest	(26,362)	0
Distributions of earnings from joint ventures	8,748	4,360
Stock-based compensation expense	4,978	5,545
Asset impairment charge	0	995
Excess tax benefit from stock-based compensation	(759)	170
Other	949	1,626
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	26,594	19,502
Inventories	(78,025)	(15,171)
Accounts payable	33,899	(12,477)
Income taxes payable	7,229	380
Other accrued liabilities	(1,729)	(6,140)
Other assets	(3,293)	(4,860)
Other liabilities	(1,052)	468

Net cash provided by operating activities	80,596	42,070

Cash flows from investing activities:
Purchases of property and equipment	(48,073)	(22,065)
Proceeds from sale of property and equipment	1,658	798
Purchases of short-term investments	(99,600)	(116,620)
Sales of short-term investments	109,155	86,285
Investments in joint ventures	(2,500)	0
Distributions of capital from joint ventures	1,300	1,250
Proceeds from sale of joint venture interest	46,005	0
Acquisitions, net of cash acquired	(28,591)	0

Net cash used in investing activities	(20,646)	(50,352)

Cash flows from financing activities:
Issuances of long-term debt	10,373	427,809
Repayments of long-term debt	(13,361)	(428,013)
Proceeds from exercise of stock options and warrants	11,776	5,678
Repurchases of common stock	(20,831)	0
Excess tax benefit from stock-based compensation	759	0
Cash dividends paid to stockholders	(5,965)	(5,694)
Fees paid to issue long-term debt	(608)	0

Net cash used in financing activities	(17,857)	(220)

Net increase (decrease) in cash and cash equivalents	42,093	(8,502)
Cash and cash equivalents at beginning of period	37,717	52,821

Cash and cash equivalents at end of period	$79,810	$44,319

Supplemental disclosures of cash flow information:
Cash interest paid	$646	$690

Cash income taxes paid, net of refunds	$46,855	$22,523

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

								Accumulated
	Common Stock		Treasury Stock			Additional	Deferred	Other
						Paid-In	Stock-based	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Warrants	Capital	Compensation	Loss	Earnings	Total

Balance at March 31, 2006	25,987	$260	0	$0	$179	$183,529	$(5,045)	$(2,046)	$207,012	$383,889
Net income	0	0	0	0	0	0	0	0	89,541	89,541

Total comprehensive income										89,541
Reclassification of deferred stock-based compensation	0	0	0	0	0	(5,045)	5,045	0	0	0
Issuance of restricted stock (net of cancellations)	238	2	0	0	0	0	0	0	0	2
Issuance of stock under employee stock purchase plan	13	1	0	0	0	304	0	0	0	305
Exercise of stock options and warrants and related tax benefits	843	8	0	0	(157)	13,664	0	0	0	13,515
Repurchase of common stock	0	0	(763)	(20,831)	0	0	0	0	0	(20,831)
Cash dividends paid to stockholders	0	0	0	0	0	0	0	0	(5,965)	(5,965)
Other	0	0	0	0	(22)	152	0	0	0	130
Stock-based compensation expense	0	0	0	0	0	4,978	0	0	0	4,978

Balance at December 31, 2006	27,081	$271	(763)	$(20,831)	$0	$197,582	$0	$(2,046)	$290,588	$465,564

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – Basis of Presentation
Organization and Business
      Metal Management, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company”) are principally engaged in the business of collecting, processing and marketing ferrous and non-ferrous scrap metals. The Company collects obsolete and industrial scrap metal, processes it into reusable forms, and supplies the recycled metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through the Company’s recycling facilities located in 16 states. The Company’s ferrous products primarily include shredded, sheared, cold briquetted and bundled scrap metal, and other purchased scrap metal, such as turnings, cast and broken furnace iron. The Company also processes non-ferrous metals including, but not limited to, aluminum, stainless steel and other nickel-bearing metals, copper, brass, titanium and high-temperature alloys, using similar techniques and through application of certain of the Company’s proprietary technologies.
      The Company has one reportable segment operating in the scrap metal recycling industry, as determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information.”
Basis of Presentation
      The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts, transactions and profits have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented.
      Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.
Reclassifications
      Certain reclassifications have been made to the prior year’s financial information to conform to the current year presentation. In the consolidated statements of cash flows, the Company reclassified book overdrafts of $3.0 million from cash flows from financing activities to cash flows from operating activities.
Revenue Recognition
      The Company’s primary source of revenue is from the sale of processed ferrous and non-ferrous scrap metals. The Company also generates revenues from the brokering of scrap metals or from services performed including, but not limited to, tolling, stevedoring and dismantling. Revenues from processed ferrous and non-ferrous scrap metal sales are recognized when title passes to the customer. Revenues relating to brokered sales are recognized upon receipt of the materials by the customer. Revenues from services are recognized as the service is performed. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are accrued against revenues as incurred.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Revenues by product category were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Ferrous metals	$300,432	$255,731	$946,543	$747,482
Non-ferrous metals	182,680	116,177	558,704	344,650
Brokerage – ferrous	35,116	15,437	78,020	42,925
Brokerage – non-ferrous	1,391	1,513	6,865	5,040
Other	4,346	6,232	14,453	14,928

Net sales	$523,965	$395,090	$1,604,585	$1,155,025

Recently Issued Accounting Pronouncements
      In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the consolidated balance sheet prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently assessing the impact, if any, that FIN 48 will have on its consolidated financial statements.
      In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that the adoption of SAB 108 will have a material impact on its consolidated financial statements.
      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.
      In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year changes occur through comprehensive income. The Company will adopt SFAS No. 158 on March 31, 2007. Based on the funded status of pension plan obligations disclosed in the Company’s consolidated financial statements for the year ended March 31, 2006, the estimated impact of adopting SFAS No. 158 would be an increase to other long-term liabilities of $0.6 million, an increase to deferred tax assets of $0.2 million and a reduction to shareholders’ equity through the recognition of other comprehensive loss of $0.4 million. At this time, the Company does not expect the March 31, 2007 amounts to be recorded on adoption to be significantly different than estimated.
      Additionally, SFAS No. 158 requires an employer to measure the funded status of each of its pension plans as of the date of its year-end statement of financial position. This provision becomes effective for the

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Company for its March 31, 2009 year-end. The funded status of two of the Company’s pension plans are currently measured as of December 31.
NOTE 2 – Stock-Based Compensation
      Effective April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” which provides for certain changes in the measurement and recognition of stock-based compensation. The Company elected to use the modified prospective method of adoption whereby prior periods have not been revised for comparative purposes. The Company also changed its accounting policy for recognizing stock-based compensation expense to a straight-line attribution method for all awards that are granted on or after April 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS No. 123(R), the Company uses an accelerated expense attribution method as described by FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” SFAS No. 123(R) also required the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. At March 31, 2006, there was a balance of $5.0 million of deferred stock-based compensation that was reclassified to additional paid-in capital on April 1, 2006.
      Prior to April 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” Under the intrinsic value method, compensation expense for stock options was recorded only if, on the date of the grant, the current fair value of the Company’s common stock exceeded the exercise price of the stock option. Other equity-based awards for which stock-based compensation expense was recorded were generally grants of restricted stock awards which were measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value was recognized as an expense over the corresponding service period of the awards.
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
      As required by SFAS No. 123(R), the Company has included as part of cash flows from financing activities the gross benefit of tax deductions related to stock-based compensation in excess of the grant date fair value of the related stock-based awards for the options and warrants exercised in the nine months ended December 31, 2006. This amount is shown as a reduction to cash flow from operating activities and an increase to cash flow from financing activities. Changes in cash and cash equivalents remain unchanged from what would have been reported prior to the adoption of SFAS No. 123(R).

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and the employee stock purchase plan included in the Company’s consolidated statement of operations (in thousands):

	Three months	Nine months
	ended	ended
	December 31,	December 31,
	2006	2006

Cost of sales (excluding depreciation)	$51	$147
General and administrative	1,768	4,652
Severance and other charges (See Note 4)	0	179

Stock-based compensation expense before income taxes	1,819	4,978
Income tax benefit	(486)	(1,361)

Total stock-based compensation expense after income taxes	$1,333	$3,617

      The income tax benefit is lower than the Company’s effective tax rate due to non-deductible stock-based compensation. In the three and nine months ended December 31, 2005, the Company recognized stock-based compensation expense of $2.2 million and $5.5 million, respectively, all of which related to restricted stock awards.
      The incremental impact of adopting SFAS No. 123(R) was a reduction of pre-tax income by $0.3 million and $1.0 million and a reduction of net income by $0.2 million and $0.7 million in the three and nine months ended December 31, 2006, respectively. Basic and diluted earnings per share in the three and nine months ended December 31, 2006 are $0.01 and $0.03 per share lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25.
      In accordance with SFAS No. 123, the Company provided pro forma information to illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation. The pro forma information required under SFAS No. 123 was as follows (in thousands, except per share amounts):

	Three months	Nine months
	ended	ended
	December 31,	December 31,
	2005	2005

Net income, as reported	$15,346	$37,713
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,305	3,332
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,547)	(4,002)

Pro forma net income	$15,104	$37,043

Earnings per share:
Basic – as reported	$0.63	$1.54

Basic – pro forma	$0.62	$1.52

Diluted – as reported	$0.60	$1.48

Diluted – pro forma	$0.59	$1.45

Valuation Assumptions for Stock Options
      The fair value of each option granted before and after the adoption of SFAS No. 123(R) is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatility is calculated using historical volatility of the Company’s common stock over a period at least equal to the expected life of each

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
option grant. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free interest rate is based on zero-coupon U.S. Treasuries with remaining terms equivalent to the expected life of each option grant. The expected dividend yield is based on the expected annual dividends divided by the grant date market value of the Company’s common stock. All options are expensed over the requisite service periods of the awards, which are generally the vesting periods.
      The Company used the following weighted average valuation assumptions to estimate the fair value of options granted in the nine months ended December 31, 2006 and 2005:

	Nine months ended

	December 31,	December 31,
	2006	2005

Expected life (years)	2	2
Expected volatility	47.1%	49.5%
Expected dividend yield	0.96%	1.30%
Risk-free interest rate	4.93%	3.52%
Grant date fair value per share	$8.92	$7.13
Stock Plans
      The Company has one stock-based compensation plan, the Metal Management, Inc. 2002 Incentive Stock Plan (the “2002 Incentive Stock Plan”). The 2002 Incentive Stock Plan provides for the issuance of up to 4,000,000 shares of common stock of the Company. The Compensation Committee of the Board of Directors has the authority to issue stock awards under the 2002 Incentive Stock Plan to the Company’s employees, consultants and directors over a period of up to ten years. The stock awards can be in the form of stock options, stock appreciation rights or restricted stock grants. As of December 31, 2006, there are approximately 1.5 million shares available for issuance under the 2002 Incentive Stock Plan. Prior to the adoption of the 2002 Incentive Stock Plan, the Company issued warrants to certain employees and directors, of which, as of December 31, 2006, warrants to purchase 17,000 shares of common stock remain outstanding. The following table summarizes compensatory stock option and warrant activity in the nine months ended December 31, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life(Yrs)	(in 000’s)

Outstanding at March 31, 2006	796,210	$22.08
Granted	120,000	31.33
Exercised	(330,878)	18.30
Expired/forfeited	0	0.00

Outstanding at December 31, 2006	585,332	$26.12	5.48	$6,868

Exercisable at December 31, 2006	415,334	$24.51	5.63	$5,542

      The total intrinsic value of options exercised in the nine months ended December 31, 2006 was $5.1 million, determined as of the date of exercise. The total cash received from stock option exercises in the nine months ended December 31, 2006 was $6.0 million. As of December 31, 2006, there was $0.3 million of unrecognized compensation cost related to nonvested stock options which is expected to be recognized by March 31, 2007.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The following table summarizes restricted stock award activity in the nine months ended December 31, 2006:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Outstanding at March 31, 2006	523,227	$20.40
Granted	241,391	29.05
Vested	(23,707)	22.51
Cancelled	(3,350)	26.94

Outstanding at December 31, 2006	737,561	$23.13

      Restricted stock awards are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the holder. A holder of restricted stock has voting rights and is entitled to all dividends paid with respect to the restricted stock. As of December 31, 2006, there was $7.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 0.94 years. The total fair value of restricted stock awards vested in the nine months ended December 31, 2006 was $0.7 million.
Employee Stock Purchase Plan
      The Metal Management, Inc. Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in September 2005 and became effective on October 1, 2005. Under the ESPP, eligible employees who elect to participate have the right to purchase common stock, through payroll deductions, at a 15 percent discount from the lower of the market value of the Company’s common stock at the beginning or the end of each three month offering period. The Compensation Committee of the Board of Directors administers the ESPP. The Company has reserved a total of 1,000,000 shares of common stock for issuance under the ESPP. As of December 31, 2006, there were 982,578 shares available for future award grants under the ESPP, of which 5,258 shares were issued on January 2, 2007. In the nine months ended December 31, 2006, ESPP awards were valued using the following weighted average assumptions:

Expected life (years)	0.25
Expected volatility	41.0%
Expected dividend yield	0.25%
Risk-free interest rate	4.90%
Grant date fair value per share	$7.21
NOTE 3 – Earnings Per Share
      Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution that could occur from the exercise of stock

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
options and warrants and from unvested restricted stock. The following is a reconciliation of the numerators and denominators used in computing EPS (in thousands, except for per share amounts):

	Three months ended		Nine months ended

	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Numerator:
Net income	$15,579	$15,346	$89,541	$37,713

Denominator:
Weighted average common shares, outstanding, basic	25,532	24,556	25,733	24,429
Incremental common shares attributable to dilutive stock options and warrants	170	786	286	806
Incremental common shares attributable to unvested restricted stock	393	391	338	298

Weighted average common shares outstanding, diluted	26,095	25,733	26,357	25,533

Basic income per share	$0.61	$0.63	$3.48	$1.54

Diluted income per share	$0.60	$0.60	$3.40	$1.48

      In the three and nine months ended December 31, 2006, options to purchase 150,000 and 225,089 weighted average shares of common stock, respectively, were excluded from the diluted EPS calculation. In the three and nine months ended December 31, 2005, options to purchase 305,000 and 345,000 weighted average shares of common stock, respectively, were excluded from the diluted EPS calculation. These shares were excluded from the diluted EPS calculation as the option exercise prices were greater than the average market price of the Company’s common stock for the respective periods referenced above, and therefore their inclusion would have been anti-dilutive.
NOTE 4 – Other Balance Sheet Information
Short-term investments
      All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. At December 31, 2006, the Company had short-term investments of approximately $26.5 million, which mainly consisted of investments in auction rate securities which are classified as available-for-sale. Auction rate securities consist of tax-free bonds issued by municipalities which mainly carry AAA ratings. Investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates which reset every 7 to 30 days. As a result, these securities are classified as current assets. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its short-term investments. All income generated from these investments was recorded as other income.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Inventories
      Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following at (in thousands):

	December 31,	March 31,
	2006	2006

Ferrous metals	$89,172	$43,574
Non-ferrous metals	90,053	56,841
Other	269	268

	$179,494	$100,683

Property and Equipment
      Property and equipment consists of the following at (in thousands):

	December 31,	March 31,
	2006	2006

Land and improvements	$47,631	$34,069
Buildings and improvements	29,139	26,524
Operating machinery and equipment	147,056	126,322
Automobiles and trucks	15,063	11,691
Furniture, office equipment and software	5,619	3,232
Construction in progress	13,731	7,469

	258,239	209,307
Less – accumulated depreciation	(91,112)	(74,633)

	$167,127	$134,674

Other Accrued Liabilities
      Other accrued liabilities consist of the following at (in thousands):

	December 31,	March 31,
	2006	2006

Accrued employee compensation and benefits	$18,088	$22,137
Accrued insurance	5,572	5,118
Accrued equipment and land purchase commitment	1,370	4,000
Other	6,504	5,782

	$31,534	$37,037

Accrued Severance and Other Charges
      The following table summarizes accrued severance reserve activity in the nine months ended December 31, 2006 (in thousands):

Reserve balances at March 31, 2006	$1,254
Charge to income	932
Cash payments	(140)
Non-cash application	(179)

Reserve balances at December 31, 2006	$1,867

      In the three months ended June 30, 2006, the Company recognized severance and other charges of approximately $442.4 thousand related to the termination of the Company’s former Executive Vice President. The severance and other charges consisted of cash severance of $263.2 thousand payable over twelve months and $179.2 thousand of stock-based compensation expense related to the acceleration of vesting of stock

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
options and restricted stock held by the former Executive Vice President. Approximately $124.5 thousand of severance remains to be paid at December 31, 2006.
      In the three months ended December 31, 2006, the Company recognized severance and other charges of approximately $490.0 thousand related to the estimated costs of a proposed settlement of several outstanding claims between the Company and former officers and directors Albert A. Cozzi, Frank J. Cozzi and Gregory P. Cozzi. The Company expects the amount accrued in the three months ended December 31, 2006, along with previously accrued balances of approximately $1.2 million in the aggregate will be paid in February 2007 when the settlement agreement is finalized (see Note 10 – Commitments and Contingencies).
NOTE 5 – Acquisitions
      The Company accounts for acquisitions using the purchase method of accounting. The results of operations for companies acquired are included in the Company’s consolidated financial statements for periods subsequent to the date of the acquisition.
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

Property and equipment acquired	$8,827
Other tangible assets acquired	1,998
Amortizable intangible assets	12,640
Goodwill	3,641

Total assets acquired	27,106
Liabilities assumed	(419)

Total purchase price	$26,687

      The amortizable intangible assets consist of a customer list that is being amortized over ten years and a non-compete agreement that is being amortized over five years. Goodwill of $3.6 million will be deductible for tax purposes. The purchase price allocation may be subject to revision if additional information on the fair value of assets and liabilities becomes available. Any change in the fair value of the net assets will change the amount of the purchase price allocable to goodwill. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.
NOTE 6 – Goodwill and Other Intangible Assets
      The following table summarizes changes in the carrying amount of goodwill in the nine months ended December 31, 2006 (in thousands):

Balance at March 31, 2006	$2,078
Purchase accounting adjustments	339
Acquisitions (see Note 5)	3,641

Balance at December 31, 2006	$6,058

      The purchase accounting adjustments primarily relate to the settlement of purchase price contingencies.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Intangible assets consist of the following at (in thousands):

	December 31, 2006		March 31, 2006

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable:
Customer lists	$12,710	$(1,266)	$4,900	$(313)
Non-compete agreements	5,779	(1,009)	1,025	(240)

	18,489	(2,275)	5,925	(553)

Non-amortizable:
Pension intangible	4	0	4	0

	$18,493	$(2,275)	$5,929	$(553)

      Amortization expense for intangible assets in the three and nine months ended December 31, 2006 was $0.7 million and $1.8 million, respectively. Amortization expense in the three and nine months ended December 31, 2005 was $39.0 thousand and $117.0 thousand, respectively. As of December 31, 2006, expected future intangible asset amortization expense will be as follows (in thousands):

Remainder of fiscal 2007	$655
Fiscal 2008	2,643
Fiscal 2009	2,453
Fiscal 2010	2,413
Fiscal 2011	2,380
Thereafter	5,670
NOTE 7 – Investments in Joint Ventures
      At the beginning of the 2007 fiscal year, the Company had investments in four joint ventures in which it owned between 28.5% and 50% of the joint venture interests. The most significant joint venture investment was in Southern Recycling, L.L.C. (“Southern”), in which the Company had a 28.5% interest. On April 28, 2006, Southern was sold to a third party for $161.4 million in cash. Based upon its ownership interest, the Company received $46.0 million in cash of the sale proceeds. In the nine months ended December 31, 2006, the Company recognized a pre-tax gain on the sale of its ownership interest in Southern of $26.4 million.
      At December 31, 2006, investments in joint ventures was $20.9 million, which primarily represents the Company’s 50% ownership interest in Metal Management Nashville, LLC and 50% ownership interest in Port Albany Ventures LLC.
NOTE 8 – Long-term Debt
      Long-term debt consists of the following at (in thousands):

	December 31,	March 31,
	2006	2006

Mortgage loan (interest rate of 5.50%) due January 2009	$0	$1,920
Other debt, due 2010	274	1,328

	274	3,248
Less – current portion of long-term debt	(63)	(1,164)

	$211	$2,084

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      During the three months ended December 31, 2006, the Company used existing cash balances to repay two mortgage loans in the aggregate amount of $1.9 million. Other debt as of December 31, 2006 is primarily a note payable issued in exchange for a non-compete agreement in connection with an acquisition.
Credit Agreement
      On May 9, 2006, the Company entered into a $300 million secured five-year revolving credit and letter of credit facility, with a maturity date of May 1, 2011 (as amended, the “Credit Agreement”). The Credit Agreement replaced the Company’s previous $200 million secured revolving and letter of credit facility. In consideration for the Credit Agreement, the Company incurred fees and expenses of approximately $0.6 million. Pursuant to the Credit Agreement, the Company pays a fee on the undrawn portion of the facility that is determined by the leverage ratio (currently ..175% per annum). Significant covenants under the Credit Agreement include the satisfaction of a leverage ratio and interest coverage ratio. In addition, the Credit Agreement permits capital expenditures of up to $90 million for the year ending March 31, 2007.
      The Credit Agreement provides for interest rates based on variable rates tied to the prime rate plus or minus a margin or the London Interbank Offered Rate (“LIBOR”) plus a margin. The margin is based on the Company’s leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters. Based on the current leverage ratio, the margins are either LIBOR plus .875% or prime rate minus .25%. At December 31, 2006, the Company had no borrowings outstanding under the Credit Agreement.
NOTE 9 – Employee Benefit Plans
      The Company sponsors three defined benefit pension plans for employees at certain of its subsidiaries. Only employees covered under collective bargaining agreements accrue future benefits under these defined benefit pension plans. These benefits are based either on years of service and compensation or on years of service at fixed benefit rates. The Company’s funding policy for the pension plans is to contribute amounts required to meet regulatory requirements. The components of net pension costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Service cost	$44	$41	$131	$124
Interest cost	176	174	529	524
Expected return on plan assets	(184)	(174)	(552)	(523)
Amortization of prior service cost	2	24	7	71
Recognized net actuarial loss	47	49	141	147

Net periodic benefit cost	$85	$114	$256	$343

      In the nine months ended December 31, 2006, the Company made cash contributions of $1.0 million to its pension plans. Based on estimates provided by its actuaries, the Company has fulfilled the cash funding requirements for the pension plans for the fiscal year ended March 31, 2007 and expects to make cash contributions of $0.9 million in the year ending March 31, 2008.
Other Plans
      The Company also contributes to several multi-employer pension plans for certain employees covered under collective bargaining agreements. Pension contributions to these multi-employer plans were $0.1 million and $0.4 million in the three and nine months ended December 31, 2006, respectively, and $0.1 million and $0.4 million in the three and nine months ended December 31, 2005, respectively.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE 10 – Commitments and Contingencies
Environmental and Labor Matters
      The Company is subject to comprehensive local, state, federal and international regulatory and statutory environmental requirements relating to, among others, the acceptance, storage, treatment, handling and disposal of solid waste and hazardous waste, the discharge of materials into air, the management and treatment of wastewater and storm water, the remediation of soil and groundwater contamination, the restoration of natural resource damages and the protection of employees’ health and safety. The Company believes that it and its subsidiaries are in material compliance with currently applicable statutes and regulations governing the protection of human health and the environment, including employee health and safety. However, environmental legislation may in the future be enacted and create liability for past actions and the Company or its subsidiaries may be fined or held liable for damages.
      Certain of the Company’s subsidiaries have received notices from the United States Environmental Protection Agency (“USEPA”), state agencies or third parties that the subsidiary has been identified as potentially responsible for the cost of investigation and cleanup of landfills or other sites where the subsidiary’s material was shipped. In most cases, many other parties are also named as potentially responsible parties. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) enables USEPA and state agencies to recover from owners, operators, generators and transporters the cost of investigation and cleanup of sites which pose serious threats to the environment or public health. In certain circumstances, a potentially responsible party can be held jointly and severally liable for the cost of cleanup. In other cases, a party who is liable may only be liable for a divisible share. Liability can be imposed even if the party shipped materials in a lawful manner at the time of shipment and the liability for investigation and cleanup costs can be significant, particularly in cases where joint and several liability may be imposed.
      CERCLA, including the Superfund Recycling Equity Act of 1999 (“SREA”), limits the exposure of scrap metal recyclers for sales of certain recyclable material under certain circumstances. However, the recycling defense is subject to conducting reasonable care evaluations of current and potential consumers. The Company is executing its SREA responsibility through a contractor working for the Institute of Scrap Recycling Industries.
      Because CERCLA can be imposed retroactively on shipments that occurred many years ago, and because USEPA and state agencies are still discovering sites that present problems to public heath or the environment, the Company can provide no assurance that it will not become liable in the future for significant costs associated with any such investigations and remediation of CERCLA waste sites.
      On July 1, 1998, Metal Management Connecticut, Inc. (“MM-Connecticut”), a subsidiary of the Company, acquired the scrap metal recycling assets of Joseph A. Schiavone Corp. (formerly known as Michael Schiavone & Sons, Inc.). The acquired assets include real property in North Haven, Connecticut upon which MM-Connecticut’s scrap metal recycling operations are currently performed (the “North Haven Facility”). The owner of Joseph A. Schiavone Corp. was Michael Schiavone (“Schiavone”). On March 31, 2003, the Connecticut Department of Environmental Protection (“CTDEP”) filed suit against Joseph A. Schiavone Corp., Schiavone, and MM-Connecticut in the Superior Court of the State of Connecticut – Judicial District of Hartford. An amended complaint was filed by the CTDEP on October 21, 2003. The suit alleges, among other things, that the North Haven Facility discharged and continues to discharge contaminants, including oily material, into the environment and has failed to comply with the terms of certain permits and other filing requirements. The suit seeks injunctions to restrict MM-Connecticut from maintaining discharges and to require MM-Connecticut to remediate the facility. The suit also seeks civil penalties from all of the defendants in accordance with Connecticut environmental statutes. The suit makes specific claims against Schiavone and Joseph A. Schiavone Corp. for their alleged violations of environmental laws including, among other things, Joseph A. Schiavone Corp.’s failure to comply with the Connecticut Property Transfer Act when it sold the North Haven Facility to MM-Connecticut. At this stage, the Company is not able to

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
predict MM-Connecticut’s potential liability in connection with this action or any required investigation and/or remediation. The Company believes that MM-Connecticut has meritorious defenses to certain of the claims asserted in the suit and MM-Connecticut intends to vigorously defend itself against the claims. In addition, the Company believes it is entitled to indemnification from Joseph A. Schiavone Corp. and Schiavone for some or all of the obligations and liabilities that may be imposed on MM-Connecticut in connection with this matter under the various agreements governing its purchase of the North Haven Facility from Joseph A. Schiavone Corp., as well as for costs associated with the undisclosed conditions of the property. The Company cannot provide assurances that Joseph A. Schiavone Corp. or Schiavone will have sufficient resources to fund any or all indemnifiable claims to which the Company may be entitled.
      In a letter dated July 13, 2005, MM-Connecticut and the Company received notification from Schiavone of his demand seeking indemnification (including the advance of all costs, charges and expenses incurred by Schiavone in connection with his defense) from MM-Connecticut and the Company to those claims made against Schiavone in the action brought by CTDEP. Schiavone’s demand refers to his employment agreement at the time and to the certificate of incorporation of MM-Connecticut, which provide for indemnification against claims by reason of his being or having been a director, officer, employee, or agent of MM-Connecticut, or serving or having served at the request of MM-Connecticut as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise to the fullest extent permitted by applicable law. The Company believes that MM-Connecticut has meritorious defenses to Schiavone’s indemnification demand. The Company has also asserted its own claims for indemnification against Schiavone pursuant to the terms of the asset purchase agreement.
      The Company has worked with an independent environmental consultant to implement a CTDEP approved characterization plan jointly funded by Schiavone and the Company. The Company is continuing its efforts to reach an acceptable settlement with the other parties with respect to the CTDEP action, but it cannot provide assurances that such a settlement will in fact be reached.
      On November 10, 2006, the Company filed a demand for arbitration with the American Arbitration Association against Schiavone and Joseph A. Schiavone Corp. in accordance with the arbitration provisions of the asset purchase agreement governing MM-Connecticut’s purchase of the North Haven Facility. In the arbitration demand, the Company has asserted various breach of contract claims and claims for fraudulent inducement and fraudulent concealment against Schiavone and Joseph A. Schiavone Corp. The Company seeks findings of liability against Schiavone and an order for indemnification, punitive damages, compliance with the Connecticut Property Transfer Act, and reimbursement for arbitration costs. The arbitration proceeding is in its initial stages. In its initial response in the arbitration proceeding, Schiavone and Joseph A. Schiavone Corp. have denied any liability to the Company and asserted various counterclaims for indemnification. While at this preliminary stage the Company is unable to determine the outcome or potential amount of recovery, the Company believes that its claims are meritorious. The Company intends to vigorously defend the counterclaims asserted by Schiavone and Joseph A. Schiavone Corp. in the arbitration.
      On December 15, 2006, the Company filed an application for prejudgment remedy and a motion for disclosure of assets against Schiavone in the U.S. District Court for the District of Connecticut to identify and preserve Schiavone’s assets during the pendency of the arbitration proceedings so that an award in the Company’s favor may be satisfied in the event the Company prevails. At this preliminary stage, the Company is unable to determine the likelihood of success, but believes that its arguments are meritorious.
      On April 29, 1998, Metal Management Midwest, Inc. (“MM-Midwest”), a subsidiary of the Company, acquired substantially all of the operating assets of 138 Scrap, Inc. (“138 Scrap”) that were used in its scrap metal recycling business. Most of these assets were located at a recycling facility in Riverdale, Illinois (the “Facility”). In early November 2003, MM-Midwest was served with a Notice of Intent to Sue (the “Notice”) by The Jeff Diver Group, L.L.C., on behalf of the Village of Riverdale, alleging, among other things, that the release or disposal of hazardous substances within the meaning of CERCLA has occurred at

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
an approximately 57 acre property in the Village of Riverdale (which includes the 8.8 acre Facility that was leased by MM-Midwest until December 31, 2003). The Notice indicates that the Village of Riverdale intends to file suit against MM-Midwest (directly and as a successor to 138 Scrap) and numerous other third parties under one or both of CERCLA and the Resource Conservation and Recovery Act. At this stage, the Company cannot predict MM-Midwest’s potential liability, if any, in connection with such lawsuit or any required remediation. The Company believes that it has meritorious defenses to certain of the claims outlined in the Notice and MM-Midwest intends to vigorously defend itself against any claims ultimately asserted by the Village of Riverdale. In addition, although the Company believes that it would be entitled to indemnification from the prior owner of 138 Scrap for some or all of the obligations that may be imposed on MM-Midwest in connection with this matter under the agreement governing its purchase of the operating assets of 138 Scrap, the Company cannot provide assurances that the prior owner will have sufficient resources to fund any indemnifiable claims to which the Company may be entitled.
      On or about September 23, 2005, CTDEP issued two Notices of Violation (“NOVs”) to Metal Management Aerospace, Inc. (“MM-Aerospace”), a subsidiary of the Company, alleging violations of environmental law at MM-Aerospace’s Hartford facility, including, among other things: (1) operation of a solid waste facility without a permit; (2) failure to comply with certain regulatory requirements pertaining to the management and/or disposal of used oil, hazardous wastes and/or polychlorinated byphenols; (3) failure to comply with certain waste water discharge obligations; (4) failure to comply with certain storm water management requirements; and (5) failure to maintain the facility so as not to create an unreasonable source of pollution to the waters of the State of Connecticut. Substantially similar NOVs were also issued by CTDEP to the property lessor and former business owner, Danny Corp., at the same time.
      On October 21, 2005, MM-Aerospace submitted substantive responses to CTDEP regarding the NOVs. At this time, because CTDEP has yet to formally respond to MM-Aerospace’s NOV responses, the Company is unable to determine MM-Aerospace’s potential liability under environmental law in connection with these NOVs. The Company believes that MM-Aerospace has meritorious defenses to certain of the allegations outlined in the NOVs that were raised in the Company’s responses to said NOVs. In addition, the Company believes that by virtue of certain consent orders, Connecticut Transfer Act obligations, and lease/transactional documents executed by Danny Corp. and/or its predecessors in interest, certain environmental liabilities noted in the NOVs will be the responsibility of Danny Corp. However, at the present time, even if Danny Corp. is determined to be liable for any of the matters raised in the NOVs, there can be no assurance that Danny Corp. will have sufficient resources to fund any or all of such liabilities.
      On June 22, 2006, Metal Management Alabama, Inc. (“MM-Alabama”), a subsidiary of the Company, received a notice from the Alabama Department of Environmental Management (“ADEM”) directing MM-Alabama to prepare a plan to remove waste from a property in Cleburne County, Alabama known as the “CAMMCO Site.” MM-Alabama has begun an investigation to determine (i) if it has any liability for the waste allegedly present on the CAMMCO Site, (ii) the nature and quantity of the waste allegedly on the CAMMCO Site, (iii) the identities of other potentially responsible parties, and (iv) the availability of insurance or indemnity for any possible liability. At this preliminary stage, the Company has not determined whether MM-Alabama has any liability with respect to the CAMMCO Site.
Legal Proceedings
      In January 2003, the Company received a subpoena requesting that it provide documents to a grand jury that is investigating scrap metal purchasing practices in the four state region of Ohio, Illinois, Indiana and Michigan. The Company has fully cooperated with the subpoena and the grand jury’s investigation. The Company is unable at this stage to determine future legal costs or other costs to be incurred in responding to such subpoena or other impact to the Company of such investigation.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      As a result of internal audits conducted by the Company, the Company determined that current and former employees of a subsidiary of the Company engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, the Company voluntarily disclosed its concerns regarding such cash payments to the U.S. Department of Justice. The Board of Directors appointed a special committee, consisting solely of independent directors, to conduct an investigation of these activities. On July 1, 2006, the Company disbanded the special committee. The Company is cooperating with the U.S. Department of Justice. The Company implemented policies to eliminate cash payments to industrial customers. In the year ended March 31, 2004, such cash payments to industrial customers represented approximately 0.7% of the Company’s consolidated ferrous and non-ferrous yard shipments. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. The Company is not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on the Company, if any, and accordingly, the Company has not recorded any amounts in the financial statements. The Company has incurred legal and other costs related to this matter of approximately $2.4 million to date.
      On July 15, 2005, the Company and MM-Midwest filed a complaint (the “Complaint”) in the Circuit Court of Cook County, Illinois, Chancery Division against former officers and directors Albert A. Cozzi, Frank J. Cozzi, and Gregory P. Cozzi for allegedly breaching their respective separation and release agreements, and against Frank J. Cozzi and Gregory P. Cozzi for alleged constructive fraud. The Cozzis filed a counterclaim seeking recovery of amounts allegedly due under the separation and release agreements. On March 8, 2006, the Cozzis motion to compel arbitration was granted, the lawsuit was dismissed, and the parties proceeded to arbitration before the American Arbitration Association. The Company expects to reach a settlement with the Cozzis in February 2007 of several outstanding claims and, if an agreement is reached, the Company anticipates paying the Cozzis in the aggregate $1.2 million in previously accrued balances and approximately $490.0 thousand in other costs. Payment will be funded from existing cash balances of the Company.
      From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims arising from the Company’s operations. There are presently no legal proceedings pending against the Company, which, in the opinion of the Company’s management, is likely to have a material adverse effect on its business, financial condition or results of operations.
NOTE 11 – Stockholders’ Equity
      The Company is authorized to issue, in one or more series, up to a maximum of 2,000,000 shares of preferred stock. The Company has not issued any shares of preferred stock. The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share.
Stock Repurchase Program
      On September 8, 2006, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to 2.7 million shares of its common stock. Under the Credit Agreement, the Company is permitted to spend up to $100 million for the purchase of its common stock during the term of the Credit Agreement. As of December 31, 2006, the Company had purchased 763,400 shares of its common stock under this program at a cost of $20.8 million, or at an average cost of $27.29 per share. The stock repurchase program has no expiration date but may be terminated at any time by the Board of Directors.
Series A Warrants
      During the period from November 20, 2000 to June 29, 2001, the Company operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the District of

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Delaware. On June 29, 2001, the Plan of Reorganization (“Plan”) became effective and the Company emerged from bankruptcy.
      In accordance with the Plan, the Company distributed 697,465 warrants to purchase 1,394,930 shares of common stock (designated as “Series A Warrants”). The Series A Warrants, which expired on June 29, 2006, were distributed to the predecessor company’s stockholders and were immediately exercisable. Each Series A Warrant had a strike price of $21.19 per warrant and was exercisable for two shares of common stock. At June 29, 2006, there were approximately 36,000 Series A Warrants outstanding which were cancelled. As a result, the Company reclassified $22.0 thousand related to the Series A Warrants to additional paid-in capital.

      This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metal Management, Inc. (herein, “Metal Management,” the “Company,” “we,” “us,” “our” or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended March 31, 2006, as the same may be amended from time to time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2006 (“Annual Report”).
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
Results of Operations
      Our operating results are highly cyclical in nature. They tend to reflect and be amplified by changes to general economic conditions, both domestically and internationally. This leads to significant fluctuations in demand and pricing for our products. In the nine months ended December 31, 2006, we experienced volatile prices for ferrous scrap which can cause collection rates for ferrous scrap to increase (when prices are higher) or decrease (when prices are lower). These variations have had a significant effect on sales volumes we have handled and are able to ship through our scrap yards. Variability of units handled by our scrap yards and variability in units shipped, along with changing metal prices, are key drivers of variations in our operating results.

      Our national footprint enables us to take advantage of relative strengths in either domestic or export markets and also provides us transportation advantages. For example, during periods of weakness in demand from domestic consumers of ferrous scrap, we are able to leverage our operational flexibility and multifaceted distribution network to take advantage of more favorable international markets and to mitigate the effects of periodic weakness in domestic demand such as we experienced in the three months ended December 31, 2006. We exported approximately 500,000 tons of ferrous scrap in the three months ended December 31, 2006, which is a record.
      In the three months ended December 31, 2006, we generated net sales of $524.0 million, pre-tax income of $23.7 million and net income of $15.6 million. In the nine months ended December 31, 2006, we generated net sales of $1.6 billion, pre-tax income of $145.0 million and net income of $89.5 million.
      Our operating results in the three months ended December 31, 2006 reflected lower pre-tax income and net income compared to the first and second quarters of the current fiscal year. This was a result of lower prices and demand for ferrous scrap metal in the U.S. and lower income from joint ventures. Domestic demand for ferrous scrap was lower because U.S. steel mills produced less steel in the three months ended December 31, 2006 reducing their needs for raw materials like ferrous scrap. Weaker ferrous markets were evident in November 2006 when prices for factory bundles declined by as much as $75 per ton from levels at September 2006. Other grades of ferrous scrap also declined but to a lesser degree than factory bundles. Weaker demand for ferrous scrap from U.S. steel mills was mitigated, to an extent, by an increase in demand for ferrous scrap metal from international markets. However, higher freight and other costs associated with export shipments negatively impacted our ferrous margins in the three months ended December 31, 2006. Our non-ferrous operations continued to perform well in the three months ended December 31, 2006 due to favorable pricing and generally strong demand for non-ferrous metals in a quarter historically weaker in demand. Demand for industrial based metals, such as aluminum and copper, was strong in the three months ended December 31, 2006. Demand for nickel-based scrap, such as stainless steel, in the U.S. was generally weaker in the three months ended December 31, 2006 than in the first and second quarters of the current fiscal year. We exported stainless scrap in the three months ended December 31, 2006 to mitigate the weak demand from the U.S., but at lower margins than in the first and second quarters of the current fiscal year.
      Prices for non-ferrous metals were generally higher in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 although the price of copper declined from $3.56 per pound to $2.85 per pound in the three months ended December 31, 2006 (according to COMEX data). Our non-ferrous sales have increased to represent 34.9% and 34.8% of sales in the three and nine months ended December 31, 2006, respectively, compared to 29.4% and 29.8% in the three and nine months ended December 31, 2005, respectively. We believe this was due to strong pricing and demand for non-ferrous metals attributable in part to demand from industrializing countries such as China who have become significant consumers of industrial metals and especially non-ferrous metals. Many analysts and media reporters believe that demand from industrializing countries such as China for non-ferrous metals is in large part the reason for the extremely high prices of non-ferrous metals as compared to historical averages.
      Our operating results in the nine months ended December 31, 2006 remained strong, which was attributable to favorable industry conditions for non-ferrous metals, a careful focus on internal operations, benefits from our capital expenditures and financial discipline. Our industry conditions have generally been favorable for three calendar years and have remained so for most of the current fiscal year. In the nine months ended December 31, 2006, pricing and demand for ferrous metals were favorable for the first two quarters (due in part to demand from international markets) but ferrous markets weakened in the U.S. in third quarter of fiscal 2007 as described above. Consequently, we experienced strong earnings in the first two quarters of fiscal 2007 and sequentially significantly lower earnings in the third quarter of fiscal 2007. Historically, changing demand and prices for ferrous scrap metals can significantly impact our earnings, as has been the case in fiscal 2007. The strength in demand and better pricing for non-ferrous metals in fiscal 2007 allowed us to ship non-ferrous scrap metals with attractive margins. Additionally, benefits realized from recovering more non-ferrous metals from our shredding operations has significantly increased sales and operating income in fiscal 2007. On balance, the relative weakness in domestic ferrous markets in certain periods of fiscal 2007 was offset by international demand for ferrous scrap and strength in non-ferrous markets and allowed us to increase our sales and profitability as compared to the nine months ended December 31, 2005.
      Despite our strong results in the nine months ended December 31, 2006, there can be no assurance that strong non-ferrous markets will always outweigh the potential negative consequences to our earnings associated with weak domestic ferrous markets and lower ferrous metal prices (as evidenced in the three months ended December 31, 2006). Additionally, we cannot expect that international demand for ferrous scrap will always offset relatively weak demand from U.S. steel mills.
      The following table sets forth our results of operations for the three and nine months ended December 31, 2006 and 2005 ($ in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,

	2006	%	2005	%	2006	%	2005	%

Sales by commodity:
Ferrous metals	$300,432	57.3	$255,731	64.7%	$946,543	59.0	$747,482	64.7%
Non-ferrous metals	182,680	34.9	116,177	29.4	558,704	34.8	344,650	29.8
Brokerage – ferrous	35,116	6.7	15,437	3.9	78,020	4.9	42,925	3.7
Brokerage – non-ferrous	1,391	0.3	1,513	0.4	6,865	0.4	5,040	0.4
Other	4,346	0.8	6,232	1.6	14,453	0.9	14,928	1.4

Net sales	523,965	100.0%	395,090	100.0%	1,604,585	100.0%	1,155,025	100.0%

Cost of sales (excluding depreciation)	471,702	90.0	345,984	87.6	1,401,886	87.4	1,025,411	88.8
General and administrative expense	21,913	4.2	20,469	5.2	65,560	4.1	58,711	5.1
Depreciation and amortization expense	7,131	1.4	4,891	1.2	21,322	1.3	13,868	1.2
Severance and other charges	490	0.1	995	0.3	932	0.1	995	0.1
Income from joint ventures	357	0.1	2,964	0.8	2,771	0.2	6,466	0.6
Interest expense	(373)	0.1	(418)	0.1	(979)	0.0	(1,176)	0.1
Interest and other income, net	969	0.2	376	0.1	1,913	0.1	1,433	0.1
Gain on sale of joint venture interest	0	0.0	0	0.0	26,362	1.6	0	0.0
Provision for income taxes	8,103	1.5	10,327	2.6	55,411	3.4	25,050	2.1

Net income	$15,579	3.0%	$15,346	3.9%	$89,541	5.6%	$37,713	3.3%

	2006	2005	2006	2005
Sales volume by commodity
(In thousands):
Ferrous metals (tons)	1,176	1,060	3,514	3,210
Non-ferrous metals (lbs.)	126,712	124,334	392,024	355,784
Brokerage – ferrous (tons)	146	69	312	207
Brokerage – non-ferrous (lbs.)	969	1,478	3,882	4,720
Net Sales
      Consolidated net sales increased by $128.9 million (32.6%) and $449.6 million (38.9%) to $524.0 million and $1.6 billion in the three and nine months ended December 31, 2006, respectively, compared to consolidated net sales of $395.1 million and $1.16 billion in the three and nine months ended December 31, 2005, respectively. The increase in consolidated net sales was primarily due to higher average selling prices for both ferrous and non-ferrous metals, increased unit shipments, and sales from our recent acquisitions.
Ferrous Sales
      Ferrous sales increased by $44.7 million (17.5%) and $199.0 million (26.6%) to $300.4 million and $946.5 million in the three and nine months ended December 31, 2006, respectively, compared to ferrous sales of $255.7 million and $747.5 million in the three and nine months ended December 31, 2005, respectively. The increase was due to higher average selling prices, increased unit shipments and sales generated from recent acquisitions. In the three and nine months ended December 31, 2006, the average selling price for ferrous products increased by approximately $14 per ton (5.9%) to $255 per ton and $36 per ton (15.7%) to $269 per ton, respectively, while ferrous unit shipments increased by 116,000 tons (10.9%) and 304,000 tons (9.5%), respectively, compared to the three and nine months ended December 31, 2005. Ferrous sales generated from recent acquisitions were approximately $15.3 million and $52.8 million in the three and nine months ended December 31, 2006, respectively.
      The increase in selling prices for ferrous scrap was evident in data published by American Metal Market (“AMM”). According to AMM data, the average price for #1 Heavy Melting Steel Scrap — Chicago (which is a common indicator for ferrous scrap) was approximately $222 per ton in the nine months ended December 31, 2006, compared to $198 per ton in the nine months ended December 31, 2005.
Non-ferrous Sales
      Non-ferrous sales increased by $66.5 million (57.2%) and $214.0 million (62.1%) to $182.7 million and $558.7 million in the three and nine months ended December 31, 2006, respectively, compared to non-ferrous sales of $116.2 million and $344.7 million in the three and nine months ended December 31, 2005, respectively. The increase was primarily due to higher average selling prices and, to a lesser degree, from increased unit shipments as a result of sales generated from recent acquisitions. In the three and nine months ended December 31, 2006, the average selling price for non-ferrous products increased by approximately $0.51 per pound (54.8%) to $1.44 per pound and $0.46 per pound (47.4%) to $1.43 per pound, respectively, while non-ferrous unit shipments increased by 2.4 million pounds (1.9%) and 36.2 million pounds (10.2%), respectively, compared to the three and nine months ended December 31, 2005.
      Our non-ferrous operations have benefited from higher prices for copper, aluminum and stainless steel (nickel base metal) in the three and nine months ended December 31, 2006. The increase in non-ferrous prices was evident in data published by the London Metals Exchange (“LME”) and COMEX. According to COMEX data, average prices for copper were 57.3% and 92.0% higher in the three and nine months ended December 31, 2006, respectively, compared to the three and nine months ended December 31, 2005. According to LME data, average aluminum and nickel prices were 31.1% and 38.2% and 160.3% and 87.2% higher, respectively, in the three and nine months ended December 31, 2006 compared to the three and nine months ended December 31, 2005. We believe recent non-ferrous prices are significantly higher than historical average prices due, in part, to increases in industrial production and demand from industrializing countries such as China.
      Our non-ferrous sales are also impacted by the mix of non-ferrous metals sold. Generally, prices for copper are higher than prices for aluminum and stainless steel. In addition, the amount of high-temperature alloys that we sell, and the selling prices for these metals, will impact our non-ferrous sales, as prices for these metals are generally higher than other non-ferrous metals.
Brokerage Ferrous Sales
      Brokerage ferrous sales increased by $19.7 million (127.5%) and $35.1 million (81.8%) to $35.1 million and $78.0 million in the three and nine months ended December 31, 2006, respectively, compared to brokerage ferrous sales of $15.4 million and $42.9 million in the three and nine months ended December 31, 2005, respectively. The increase in the three months ended December 31, 2006 was due to higher average ferrous brokered selling prices, which increased by approximately $17 per ton (7.5%) compared to the three months ended December 31, 2005 and higher brokered ferrous unit sales, which increased by 77,000 tons (111.6%) compared to the three months ended December 31, 2005. The increase in the nine months ended December 31, 2006 was due to higher average ferrous brokered selling prices, which increased by approximately $43 per ton (20.6%) compared to the nine months ended December 31, 2005, and higher brokered ferrous unit sales, which increased by 105,000 tons (50.7%) compared to the nine months ended December 31, 2005. The increase in ferrous units brokered was due to our exporting strategy which involved combining brokered scrap with our scrap on ferrous cargoes sold to international markets.

Cost of Sales (excluding Depreciation)
      Cost of sales consists of material costs, freight costs and processing expenses. Cost of sales was $471.7 million and $1.4 billion in the three and nine months ended December 31, 2006, respectively, compared to cost of sales of $346.0 million and $1.03 billion in the three and nine months ended December 31, 2005, respectively. The increase was primarily due to higher material costs for both ferrous and non-ferrous metals.
      Freight costs increased by $17.7 million (61.1%) and $22.1 million (21.8%) in the three and nine months ended December 31, 2006, respectively, from the comparable prior year periods. The increase was primarily due to freight costs incurred in connection with an increase in ferrous scrap sold to export markets. Processing costs increased by $4.4 million (10.7%) and $11.8 million (9.4%) in the three and nine months ended December 31, 2006, respectively, from the comparable prior year periods. The increase was primarily due to processing costs from recent acquisitions.
General and Administrative Expense
      General and administrative expense was $21.9 million and $65.6 million in the three and nine months ended December 31, 2006, respectively, compared to general and administrative expense of $20.5 million and $58.7 million in the three and nine months ended December 31, 2005, respectively. The increase in the nine months ended December 31, 2006 was due to higher compensation expense, professional fees and general and administrative expense from recent acquisitions.
      In the nine months ended December 31, 2006, compensation expense increased by $4.7 million as a result of an increase in bonus accruals and higher headcount primarily attributable to recent acquisitions, and professional fees increased by $0.8 million due to higher legal costs. General and administrative expense incurred from recent acquisitions was $0.8 million and $2.5 million in the three and nine months ended December 31, 2006, respectively.
Depreciation and Amortization
      Depreciation expense was $6.5 million and $19.5 million in the three and nine months ended December 31, 2006, respectively, compared to depreciation expense of $4.9 million and $13.8 million in the three and nine months ended December 31, 2005, respectively. Amortization expense was $0.6 million and $1.8 million in the three and nine months ended December 31, 2006, respectively, compared to amortization expense of $38.9 thousand and $116.5 thousand in the three and nine months ended December 31, 2005, respectively.
      Depreciation expense was higher due to an increase in capital expenditures and depreciation expense associated with fixed assets acquired in connection with recent acquisitions. The increase in amortization expense was a result of intangible assets associated with recent acquisitions.
Severance and Other Charges
      In the three months ended June 30, 2006, we recognized severance and other charges of approximately $442.4 thousand related to the termination of our former Executive Vice President. The severance and other charges consisted of cash severance of $263.2 thousand payable over twelve months and $179.2 thousand of stock-based compensation expense related to the acceleration of vesting of stock options and restricted stock held by the former Executive Vice President.
      In the three months ended December 31, 2006, we recognized severance and other charges of approximately $490.0 thousand related to the estimated costs of a proposed settlement of several outstanding claims between the company and former officers and directors Albert A. Cozzi, Frank J. Cozzi and Gregory P. Cozzi. We expect the amount accrued in the three months ended December 31, 2006, along with previously accrued balances of approximately $1.2 million in the aggregate will be paid in February 2007 when the settlement agreement is finalized.

Income from Joint Ventures
      Income from joint ventures was $0.4 million and $2.8 million in the three and nine months ended December 31, 2006, respectively, compared to income from joint ventures of $3.0 million and $6.5 million in the three and nine months ended December 31, 2005, respectively. The decline was primarily attributable to the sale of Southern Recycling, LLC in April 2006 (see below), and losses incurred at our joint venture in Nashville in the three months ended December 31, 2006. We currently have 50% ownership interests in three joint ventures.
Interest Expense
      Interest expense was $0.4 million and $1.0 million in the three and nine months ended December 31, 2006, respectively, compared to interest expense of $0.4 million and $1.2 million in the three and nine months ended December 31, 2005, respectively. The decrease in the nine months ended December 31, 2006 was primarily attributable to lower amortization of deferred financing fees costs. Our interest expense primarily consists of amortization of deferred financing costs and unused line fees under our Credit Agreement.
Gain on Sale of Joint Venture Interest
      On April 28, 2006, we and our joint venture partner in Southern Recycling, LLC (“Southern”) sold our membership interests to a third party for $161.4 million in cash. Based upon our ownership interest, we received $46.0 million in cash from the sale proceeds. We recorded a pre-tax gain from the sale of our ownership interest of $26.4 million in nine months ended December 31, 2006.
Income Taxes
      In the three and nine months ended December 31, 2006, we recognized income tax expense of $8.1 million and $55.4 million, respectively, resulting in an effective tax rate of 34.2% and 38.2%, respectively. In the three and nine months ended December 31, 2005, our income tax expense was $10.3 million and $25.1 million, respectively, resulting in an effective tax rate of approximately 40% for both periods. The effective tax rate differs from the statutory rate mainly due to discrete and permanent tax items. Discrete items recorded in the three months ended December 31, 2006 was primarily composed of a favorable provision to return adjustment which lowered our effective tax rate.
Net Income
      Net income was $15.6 million and $89.5 million in the three and nine months ended December 31, 2006, respectively, compared to net income of $15.3 million and $37.7 million in the three and nine months ended December 31, 2005, respectively. Net income increased in the nine months ended December 31, 2006 due to higher sales and higher margins on ferrous and non-ferrous metals, net income generated by recent acquisitions, and benefited from the one-time gain recognized on the sale of our ownership interest in Southern.
Liquidity and Capital Resources
      Our sources of liquidity include cash and short-term investments, collections from customers and amounts available under our Credit Agreement. We believe these sources are adequate to fund for day-to-day expenditures, capital expenditures, the payment of cash dividends to stockholders and our stock repurchase program.
      At December 31, 2006, our total indebtedness was $0.3 million (primarily a note payable issued in exchange for a non-compete agreement). We had no borrowings outstanding on our Credit Agreement and had cash and short-term investments of $106.3 million at December 31, 2006.
      On May 9, 2006, we entered into a $300 million secured five-year revolving credit and letter of credit facility, with a maturity date of May 1, 2011 (as amended, the “Credit Agreement”). The Credit Agreement replaced the Company’s previous $200 million secured revolving and letter of credit facility. In consideration for the Credit Agreement, we paid fees and expenses of approximately $0.6 million. Pursuant to the Credit Agreement, we pay a fee on the undrawn portion of the facility that is determined by the leverage ratio (currently .175% per annum). Significant covenants under the Credit Agreement include the satisfaction of a leverage ratio and interest coverage ratio. The Credit Agreement permits capital expenditures of up to $90 million for the year ending March 31, 2007. In addition, the Credit Agreement limits the amount we can spend on stock repurchases to $100 million during the term of the Credit Agreement. We satisfied all of our covenants under the Credit Agreement as of December 31, 2006.
      The Credit Agreement provides for interest rates based on variable rates tied to the prime rate plus or minus a margin or the London Interbank Offered Rate (“LIBOR”) plus a margin. The margin is based on our leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters. Based on the current leverage ratio, the margins are either LIBOR plus .875% or prime rate minus .25%.
Cash Flows

	Nine Months Ended

	December 31,	December 31,
	2006	2005
(in thousands)
Net cash provided by operating activities	$80,596	$42,070
Net cash used in investing activities	$(20,646)	$(50,352)
Net cash used in financing activities	$(17,857)	$(220)
      In the nine months ended December 31, 2006, the increase in net cash provided by operating activities was due to higher net income adjusted for non-cash items ($36.6 million) and a smaller increase in investments in working capital. Working capital reduced cash flow from operations by $16.4 million in the nine months ended December 31, 2006 compared to a reduction of $18.3 million in the nine months ended December 31, 2005. The working capital improvement was mainly due to an increase in accounts payable of $33.9 million in the nine months ended December 31, 2006 compared to decrease in accounts payable of $12.5 million in the nine months ended December 31, 2005. Offsetting this increase were higher inventories of $78.0 million in the nine months ended December 31, 2006 compared to a $15.2 million increase in inventories in the nine months ended December 31, 2005. Accounts payable increased in the nine months ended December 31, 2006 due to higher purchase prices for scrap metal. The increase in inventories in the nine months ended December 31, 2006 was due to higher prices and higher levels of both ferrous and non-ferrous inventory units on hand at December 31, 2006 as compared to March 31, 2006.
      In the nine months ended December 31, 2006, net cash used in investing activities decreased due to $46.0 million of cash received from the sale of our ownership interest in Southern and $9.6 million of cash received from the sale of short-term investments. This offset, in part, $48.1 million of cash used for capital expenditures and $28.6 million of cash used for acquisitions. In the nine months ended December 31, 2005, net cash used in investing activities primarily consisted of $22.1 million of cash used for capital expenditures and $30.3 million of cash used to purchase short-term investments.
      In the nine months ended December 31, 2006, net cash used in financing activities increased due to $20.8 million of cash used to repurchase common stock, $6.0 million of cash used to pay dividends and $3.0 million of cash used to repay long-term debt. We received $11.8 million of cash from the exercise of stock options and Series A warrants.
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
      Capital expenditures were $48.1 million in the nine months ended December 31, 2006. We expect that our total capital expenditures in fiscal 2007 will be in the range of $75 million to $90 million. Significant capital expenditures include the construction of a mega-shredder facility at our Newark facility, for which we have incurred approximately $17.1 million through December 31, 2006. We expect to spend an additional

$9 million to $10 million over the balance of fiscal 2007 to install the mega-shredder in Newark. We also acquired land for approximately $12.4 million in January 2007.
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
      The following table sets forth our known contractual obligations as of December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less than	One to	Three to
	Total	One Year	Three Years	Five Years	Thereafter

Long-term debt and capital leases	$324	$83	$166	$75	$0
Operating leases	60,555	14,094	21,413	9,834	15,214
Pension funding obligations	855	641	214	0	0
Other contractual obligations	3,299	2,889	260	60	90

Total contractual cash obligations	$65,033	$17,707	$22,053	$9,969	$15,304

Other Commitments
      We enter into letters of credit in the ordinary course of operating and financing activities. As of January 18, 2007, we had outstanding letters of credit of $7.0 million, much of which is securing insurance policies.
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
      There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report, except as follows:
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
Recent Accounting Pronouncements
      In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the consolidated balance sheet prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently assessing the impact, if any, that FIN 48 will have on our consolidated financial statements.
      In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that the adoption of SAB 108 will have a material impact on our consolidated financial statements.
      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not anticipate that the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.
      In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year changes occur through comprehensive income. We will adopt SFAS No. 158 on March 31, 2007. Based on the funded status of pension plan obligations disclosed in our consolidated financial statements for the year ended March 31, 2006, the estimated impact of adopting SFAS No. 158 would be an increase to other long-term liabilities of $0.6 million, an increase to deferred tax assets of $0.2 million and an reduction to shareholders’ equity through the recognition of other comprehensive loss of $0.4 million. At this time, we do not expect the March 31, 2007 amounts to be recorded on adoption to be significantly different than estimated.
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
Evaluation of our Disclosure Controls and Procedures.
      As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). This evaluation was done under the supervision and with the participation of management, including Daniel W. Dienst, our Chairman of the Board, Chief Executive Officer and President (“CEO”), and Robert C. Larry, our Executive Vice President, Finance and Chief Financial Officer (“CFO”).
      Based upon this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective, as of December 31, 2006, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow for timely decisions regarding disclosure.
      In November 2006, the Company’s largest subsidiary implemented a new and more analytical scale and financial reporting information technology system.
CEO and CFO Certifications.
      As an exhibit to this report, there are “Certifications” of the CEO and CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the quarterly report is the information concerning the controls evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
      On July 1, 1998, Metal Management Connecticut, Inc. (“MM-Connecticut”), a subsidiary of the Company, acquired the scrap metal recycling assets of Joseph A. Schiavone Corp. (formerly known as Michael Schiavone & Sons, Inc.). The acquired assets include real property in North Haven, Connecticut upon which MM-Connecticut’s scrap metal recycling operations are currently performed (the “North Haven Facility”). The owner of Joseph A. Schiavone Corp. was Michael Schiavone (“Schiavone”). On March 31, 2003, the Connecticut Department of Environmental Protection (“CTDEP”) filed suit against Joseph A. Schiavone Corp., Schiavone, and MM-Connecticut in the Superior Court of the State of Connecticut – Judicial District of Hartford. An amended complaint was filed by the CTDEP on October 21, 2003. The suit alleges, among other things, that the North Haven Facility discharged and continues to discharge contaminants, including oily material, into the environment and has failed to comply with the terms of certain permits and other filing requirements. The suit seeks injunctions to restrict MM-Connecticut from maintaining discharges and to require MM-Connecticut to remediate the facility. The suit also seeks civil penalties from all of the defendants in accordance with Connecticut environmental statutes. The suit makes specific claims against Schiavone and Joseph A. Schiavone Corp. for their alleged violations of environmental laws including, among other things, Joseph A. Schiavone Corp.’s failure to comply with the Connecticut Property Transfer Act when it sold the North Haven Facility to MM-Connecticut. At this stage, the Company is not able to predict MM-Connecticut’s potential liability in connection with this action or any required investigation and/or remediation. The Company believes that MM-Connecticut has meritorious defenses to certain of the claims asserted in the suit and MM-Connecticut intends to vigorously defend itself against the claims. In addition, the Company believes it is entitled to indemnification from Joseph A. Schiavone Corp. and Schiavone for some or all of the obligations and liabilities that may be imposed on MM-Connecticut in connection with this matter under the various agreements governing its purchase of the North Haven Facility from Joseph A. Schiavone Corp., as well as for costs associated with the undisclosed conditions of the property. The Company cannot provide assurances that Joseph A. Schiavone Corp. or Schiavone will have sufficient resources to fund any or all indemnifiable claims to which the Company may be entitled.
      In a letter dated July 13, 2005, MM-Connecticut and the Company received notification from Schiavone of his demand seeking indemnification (including the advance of all costs, charges and expenses incurred by Schiavone in connection with his defense) from MM-Connecticut and the Company to those claims made against Schiavone in the action brought by CTDEP. Schiavone’s demand refers to his employment agreement at the time and to the certificate of incorporation of MM-Connecticut, which provide for indemnification against claims by reason of his being or having been a director, officer, employee, or agent of MM-Connecticut, or serving or having served at the request of MM-Connecticut as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise to the fullest extent permitted by applicable law. The Company believes that MM-Connecticut has meritorious defenses to Schiavone’s indemnification demand. The Company has also asserted its own claims for indemnification against Schiavone pursuant to the terms of the asset purchase agreement.
      The Company has worked with an independent environmental consultant to implement a CTDEP approved characterization plan jointly funded by Schiavone and the Company. The Company is continuing its efforts to reach an acceptable settlement with the other parties with respect to the CTDEP action, but it cannot provide assurances that such a settlement will in fact be reached.
      On November 10, 2006, the Company filed a demand for arbitration with the American Arbitration Association against Schiavone and Joseph A. Schiavone Corp. in accordance with the arbitration provisions of the asset purchase agreement governing MM-Connecticut’s purchase of the North Haven Facility. In the arbitration demand, the Company has asserted various breach of contract claims and claims for fraudulent inducement and fraudulent concealment against Schiavone and Joseph A. Schiavone Corp. The Company seeks findings of liability against Schiavone and an order for indemnification, punitive damages, compliance with the Connecticut Property Transfer Act, and reimbursement for arbitration costs. The arbitration proceeding is in its initial stages. In its initial response in the arbitration proceeding, Schiavone and Joseph A.

Schiavone Corp. have denied any liability to the Company and asserted various counterclaims for indemnification. While at this preliminary stage the Company is unable to determine the outcome or potential amount of recovery, the Company believes that its claims are meritorious. The Company intends to vigorously defend the counterclaims asserted by Schiavone and Joseph A. Schiavone Corp. in the arbitration.
      On December 15, 2006, the Company filed an application for prejudgment remedy and a motion for disclosure of assets against Schiavone in the U.S. District Court for the District of Connecticut to identify and preserve Schiavone’s assets during the pendency of the arbitration proceedings so that an award in the Company’s favor may be satisfied in the event the Company prevails. At this preliminary stage, the Company is unable to determine the likelihood of success, but believes that its arguments are meritorious.
      On July 15, 2005, the Company and MM-Midwest filed a complaint (the “Complaint”) in the Circuit Court of Cook County, Illinois, Chancery Division against former officers and directors Albert A. Cozzi, Frank J. Cozzi, and Gregory P. Cozzi for allegedly breaching their respective separation and release agreements, and against Frank J. Cozzi and Gregory P. Cozzi for alleged constructive fraud. The Cozzis filed a counterclaim seeking recovery of amounts allegedly due under the separation and release agreements. On March 8, 2006, the Cozzis motion to compel arbitration was granted, the lawsuit was dismissed, and the parties proceeded to arbitration before the American Arbitration Association. The Company expects to reach a settlement with the Cozzis in February 2007 of several outstanding claims and, if an agreement is reached, the Company anticipates paying the Cozzis in the aggregate $1.2 million in previously accrued balances and approximately $490.0 thousand in other costs. Payment will be funded from existing cash balances of the Company.
Item 1A. Risk Factors.
      Our Annual Report on Form 10-K for the year ended March 31, 2006 includes a detailed discussion of risk factors that could adversely affect our business, results of operations and financial condition. There have been no material changes to our risk factors included in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On September 8, 2006, the Company announced that its Board of Directors authorized a stock repurchase program for up to 2.7 million shares of common stock. The stock repurchase program does not have an expiration date but may be terminated by our Board of Directors at any time. The Company’s Credit Agreement limits stock repurchases to $100 million during the term of the Credit Agreement. A summary of our common stock repurchases in the three months ended December 31, 2006 is set forth in the following table. All such shares of common stock were repurchased pursuant to open market transactions.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Programs	Programs

October 1, 2006 – October 31, 2006	112,000	$27.55	112,000	2,056,700
November 1, 2006 – November 30, 2006	70,000	27.88	70,000	1,986,700
December 1, 2006 – December 31, 2006	50,100	37.04	50,100	1,936,600

Total	232,100	$29.70	232,100

Item 6.	Exhibits
Number and Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 29, 2001 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001).
3.2	Amended and Restated By-Laws of the Company adopted as of April 29, 2003 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).
4.1	Amended and Restated Credit Agreement, dated as of May 9, 2006, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle Bank National Association, in its capacity as agent for the lenders (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 9, 2006).
4.2	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of October 13, 2006, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle Bank National Association, in its capacity as agent for the lenders (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated October 13, 2006).
4.3	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of January 12, 2007, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle Bank National Association, in its capacity as agent for the lenders (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated January 12, 2007).
31.1	Certification of Daniel W. Dienst pursuant to Section 240.13a-14(a) and Section 240.15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert C. Larry pursuant to Section 240.13a-14(a) and Section 240.15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Daniel W. Dienst and Robert C. Larry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 6, 2007