Form 10-K
period 2007-03-31
METAL MANAGEMENT INC
filed 2007-05-24
CIK 795665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2007
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-14836

METAL MANAGEMENT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2835068
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

325 N. LaSalle Street, Suite 550, Chicago, IL	60610
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 645-0700

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name on Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes X     No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes        No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer  X          Accelerated filer         Non-accelerated filer

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes        No X

The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $715.5 million as of September 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, based on a closing stock price of $27.84 per share.

As of May 1, 2007 the Registrant had 25,612,507 shares of common stock outstanding.

Documents Incorporated by Reference

We expect to file a definitive proxy statement no later than July 30, 2007. Portions of such proxy statement are incorporated by reference into Part III of this annual report on Form 10-K.

METAL MANAGEMENT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2007

Certain statements made by us in this Form 10-K, including statements qualified by the words “believe,” “intend,” “anticipate,” “expect” and words of similar import, are “forward-looking statements” and are thus prospective. These statements reflect our current expectations regarding (1) our future profitability and liquidity and that of our subsidiaries, (2) the benefits to be derived from the execution of our industry consolidation strategy and (3) other future developments in our business or the scrap metals recycling industry. These forward-looking statements could involve, among other things, statements regarding our intent, belief or expectation with respect to our results of operations, financial condition, cash flows, liquidity or capital resources, including expectations regarding sales growth and our ability to fund our capital expenditures, dividends, stock repurchases, interest payments and working capital needs; the consummation of acquisitions and financial transactions and their effect on our business, capitalization, and future operating results; our plans and objectives for future operations; expected amounts of capital expenditures and the impact of such capital expenditures on our results of operations, financial condition, or cash flows; expected compliance obligations with respect to environmental and other laws, the expected cost of such compliance and the timing of such costs; the expected impact of any environmental liability on our results of operations, financial condition or cash flows; the expected impact of any market risks, such as commodity price risks, interest rate risk, pension plan risk, foreign currency risk, and rates of return; expectations regarding the implementation of financial accounting standards and the impact of such implemented standards; assumptions used to test long-lived assets including, but not limited to, goodwill, expected operating profit and cash flows from the use of assets and expected present value of cash flows; projections regarding pension benefit obligations, including expected returns on plan assets, and expected increase in compensation levels; assumptions used to calculate the fair value of options, including expected term and stock price volatility; our belief regarding our ability to compete; and our assumptions and expectations regarding critical accounting policies. All such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are discussed under the heading “Risk Factors” in Part I, Item 1A of this report. Forward-looking statements speak only as of the date they are made and we, and our executive officers and directors, have no duty under the federal securities laws and undertake no obligation to update any such information as future events unfold.

PART I

Item 1. Business

Overview
Metal Management, Inc., a Delaware corporation, and its consolidated subsidiaries (“we,” “us,” “our,” or the “Company”), is one of the largest full-service metals recyclers in the United States, with 50 recycling facilities located in 17 states.

Our operations primarily involve the collection and processing of ferrous and non-ferrous scrap metals. We collect industrial scrap metal and obsolete scrap metal, process it into reusable forms and supply the recycled scrap metals to our customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metal brokers. In addition to buying, processing and selling ferrous and non-ferrous scrap metals, we are periodically retained as demolition contractors in certain of our large metropolitan markets in which we dismantle obsolete machinery, buildings and other structures containing metal and, in the process, collect both ferrous and non-ferrous scrap metals from these sources. At certain of our locations adjacent to commercial waterways, we also provide stevedoring services. We operate in one reportable segment, the scrap metal recycling industry.

Recent Events
For a discussion of recent events, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events” in Part II, Item 7 of this report.

Business Strategy
Our business strategy is to enhance our competitive position in the scrap metals recycling industry. We make investments in our operations to better serve our customers and improve profitability. Our national footprint and strong capitalization allows us to identify, evaluate and potentially acquire other scrap metal businesses. This strategy should enable us to continue to produce free cash flow for growth and capital investment and maintain the financial flexibility necessary to provide meaningful value to our stockholders. Key elements of our strategy include:

Pursuing Growth Opportunities.  We intend to pursue expansion opportunities through acquisitions or strategic alliances. We believe that our national footprint and capital structure position us well to identify, evaluate and complete acquisitions of regional scrap metal businesses. Acquisitions may also take the form of “tuck-ins,” where other companies can be immediately integrated into our existing operations. In making acquisitions, we will likely focus on major metropolitan markets where large amounts of scrap metal are generated and on businesses with attractive transportation attributes with which we can enhance our distribution channels to better serve our consumers. Acquisitions are selectively pursued with an eye towards enhancing our competitive position in the national and international marketplace and improving our consolidated operating results. We will also evaluate strategic alliances and acquisitions. In May 2006, we acquired substantially all of the assets of a scrap metal recycling yard located in East Chicago, Indiana from Omnisource Corporation. In January 2007, we acquired real property in metropolitan New York City which included an idled automobile shredder which is currently being repaired. We expect to operate a scrap collection facility by June 1, 2007 and currently intend to commence operating the shredder in late calendar 2007. In February 2007, we acquired the assets of TIMCO Scrap Processing, Inc., a full service scrap metal recycler in Houston, Texas.

Investing in Our Existing Operations.  We have made significant capital investments in our operations to expand capacity and upgrade equipment. In the past two fiscal years, we have invested close to $100 million in our operations. These capital investments include equipment with new technology, including recent installations of “crossbelt metal analyzers,” “induction sorting systems,” and a “mega-shredder.” The crossbelt metal analyzers enable us to provide our consumers specific analysis of the metallic composition of our scrap metals. The induction sorting system machines increase the amount of metal we recover in the form of non-ferrous metals that are not otherwise recovered through our normal eddy current systems. We are installing a mega-shredder which will expand our capacity at our Newark facility. The mega-shredder is expected to be operational in or around July 2007. In April 2006, we purchased a stevedoring crane to increase our capacity and increase cost efficiency at our Newark stevedoring operation. We also expect to purchase another stevedoring crane in order to continue the expansion of our Newark stevedoring operation. We will continue to invest in our existing operations and in new technology to enhance further our competitive position, broaden our product offerings and provide economies of scale.

Maximizing Stockholder Value.  Our Board of Directors declared four quarterly cash dividends of $0.075 per share during the year ended March 31, 2007 (“fiscal 2007”). Since we initiated quarterly dividends in December 2004, we have paid an aggregate of approximately $19.2 million in cash dividends. We believe that cash dividends are an efficient means of distributing value to our stockholders without imposing limitations on our ability to grow our business. Our Board of Directors currently expects to continue to declare cash dividends. In September 2006, our Board of Directors approved a stock repurchase program for up to 2.7 million shares of our common stock. Through March 31, 2007, we had purchased 1.5 million shares of common stock under the stock repurchase program at a cost of approximately $49.9 million. The stock repurchase program has no expiration date but may be terminated at any time by our Board of Directors.

Competitive Strengths
We believe that our competitive strengths will position us to capitalize on future opportunities and they are as follows:

Industry Leader.  We are one of the largest domestic scrap metal recycling companies with 50 recycling facilities in 17 states. We enjoy leadership positions in many major metropolitan markets, such as Birmingham, Chicago, Cleveland, Denver, Detroit, Hartford, Houston, Memphis, Mississippi, Newark, North Haven, Phoenix,

Pittsburgh, Salt Lake City, Toledo and Tucson. Through two joint venture investments, we also have operations in Albany and Nashville.

Locations.  Our locations enable us to serve consumers throughout the U.S. and the world. With a network of operating facilities across the U.S., which are strategically located in major scrap producing markets, we are uniquely positioned to offer a competitive advantage in distribution efficiency, both in terms of cost and reliability. All of our facilities can ship directly by truck or rail and many can ship by water in barges or ocean-going vessels, enabling us to have broader distribution channels coupled with attractive freight costs. In addition, we can provide shipments of large quantities of scrap metals to customers on a timely basis.

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

Industry
Although significant consolidation has occurred in the scrap metals industry, the scrap metals industry in the U.S. remains highly fragmented. The Institute of Scrap Recycling Industries, Inc. (“ISRI”), the trade association of the scrap processing and recycling industry, represents more than 1,200 member companies throughout North America and the world. Many of these companies are family-owned and operate only in local or regional markets. We believe that no single scrap metals recycler has a significant share of the domestic market, although certain recyclers may have significant shares of their local or regional markets. According to ISRI, scrap recyclers in the U.S. annually recycle more than 76 million tons of iron and steel and 9 million tons of non-ferrous metal.

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

Much of the growth in the scrap metals industry in recent years has occurred as a result of the proliferation of mini-mill steel producers which utilize EAF technology. According to the U.S. Geological

Survey, EAF production as a percentage of total domestic steel production has increased from 38% in 1992 to 57% in 2006. In addition to growth in EAF production over the past three years, as a result of steel industry consolidation, additional integrated steel making capacity has either been restarted or consolidated into fewer and larger steel makers. We believe this consolidation has also contributed to recent strong demand for ferrous scrap. Accordingly, strong demand for inputs for EAF and integrated steelmaking including materials such as coke, pig iron, hot-briquetted iron and iron ore, some of which are consumed by both EAF and integrated steel producers, are relevant in considering the availability of scrap related to steel manufacturing processes. We believe that as a large, reliable supplier of scrap metals, we are well positioned to benefit from the growth in steel market share associated with EAF production.

The growth in EAF production since the 1970s was fueled, in part, by the historically low prices of prepared ferrous scrap and faster conversion time to process, which provided EAF producers a product cost advantage over integrated steel producers on certain grades of finished steel product categories. Integrated steel producers operate blast furnaces, the primary raw material feedstock of which are coke and iron ore. As the price of ferrous scrap metals increased in recent years, EAF operators have evaluated, and in some cases invested in, technologies that produce alternatives to prepared steel scrap, such as pre-reduced iron pellets or pig iron, to supply their EAF operations. We do not believe that these alternatives to ferrous scrap will replace ferrous scrap in EAF operations, but may be used as a supplemental feedstock thereby allowing EAF operators to rely to a greater degree on lower grades of prepared scrap.

Due to its low price-to-weight ratio, raw ferrous scrap is generally purchased locally from industrial manufacturers, demolition firms, railroads, scrap dealers, peddlers (individuals that constitute our retail trade), auto wreckers and various other sources, typically in the form of automobile hulks, appliances and plate and structural steel. Ferrous scrap prices are local and regional in nature; where there are overlapping regional markets, however, the prices do not tend to differ significantly between the regions due to the ability of companies to ship scrap metal from one region to another. The most significant limitation on the size of the geographic market for the procurement of ferrous scrap is the transportation cost. Additionally, large scale scrap processing facilities such as ours are typically located on or near key modes of transportation, such as railways and waterways, which allows for competitive access to transport processed scrap to consumers.

Non-Ferrous Scrap Industry
Non-ferrous metals include aluminum, copper, brass, stainless steel and other nickel-bearing metals, titanium, high-temperature alloys and other exotic metals. The geographic markets for non-ferrous scrap tend to be larger than those for ferrous scrap due to the higher selling prices of non-ferrous metals relative to their weight, which justify the cost of shipping over greater distances. Non-ferrous scrap is typically sold on a spot basis, either directly or through brokers, to intermediate or end-users, which include smelters, foundries and aluminum sheet and ingot manufacturers. Prices for non-ferrous scrap are driven by demand for finished non-ferrous metal goods and by the general level of economic activity, with prices generally related to the price of the primary metal on the London Metals Exchange (“LME”) or New York Commodity Exchange (“COMEX”).

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

Non-ferrous scrap is typically generated and supplied to us by: (1) manufacturers and other sources that process or sell non-ferrous metals; (2) telecommunications, aerospace, defense and recycling companies that generate obsolete scrap consisting primarily of copper wire, used beverage cans and other non-ferrous metal alloys; and (3) ferrous scrap operations that recover aluminum, zinc, die-cast metal, stainless steel and copper as by-products from the processing of ferrous scrap. The primary non-ferrous commodities that we recycle are aluminum, copper and stainless steel.

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

Ferrous Operations
Ferrous Scrap Purchasing.  We purchase ferrous scrap from two primary sources: (1) scrap dealers, peddlers (individuals that constitute our retail trade), auto wreckers, demolition firms, railroads and others who generate steel and iron scrap, known as obsolete scrap; and (2) manufacturers who generate steel and iron, known as prompt or industrial scrap. In addition to these sources, we purchase, at auction, furnace iron from integrated steel mills and obsolete steel and iron from government and large industrial accounts. Market demand and the composition, quality, size, and weight of the materials are the primary factors that determine prices.

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

Shredding.  Obsolete consumer scrap such as automobile hulks, home appliances and other consumer goods, as well as certain light gauge industrial scrap, is processed in our shredding operations. These items are fed into a shredder that quickly breaks the scrap into fist-size pieces of ferrous metal. The shredding process uses magnets and other technologies to separate ferrous, non-ferrous and non-metallic materials. The ferrous material is sold to our customers, including steel producing mini-mills. We recover non-ferrous metals as a by-product from the shredding process that we refer to as Zorba. Zorba is generally sold to customers that sort and recover intrinsic metals (generally characterized as non-ferrous and comprised primarily of aluminum) from the Zorba. The non-metallic by-product of the shredding operations, referred to as “shredder fluff” or “auto shredder residue” is disposed of in third-party landfills.

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

Ferrous Scrap Sales.  We sell processed ferrous scrap to end-users such as steel producing mini-mills and integrated steel makers and foundries, as well as brokers who aggregate materials for other large users. Most of our customers purchase processed ferrous scrap through negotiated spot sales contracts which establishes the quantity purchased for the current month. The price we charge for ferrous scrap depends upon market demand relative to the supply of scrap and scrap substitutes and transportation costs, as well as the quality and grade of scrap. In many cases, our selling price also includes the cost of transportation to the end-user. We believe our profitability is enhanced by the broad product line that we offer to our consumers. Our ferrous scrap sales are accomplished through a monthly sales program managed nationally and internationally. We believe that our coordinated ferrous marketing initiatives will allow us to be a uniquely capable supplier of ferrous scrap as we are able to fill larger quantity orders due to our ability to procure and process large amounts of raw materials.

Non-Ferrous Operations
Non-Ferrous Scrap Purchasing.  We purchase non-ferrous scrap from three primary sources: (1) manufacturers and other non-ferrous scrap sources who generate or sell aluminum, copper, stainless steel and other nickel-bearing metals, brass, high-temperature alloys and other metals; (2) producers of electricity, telecommunication service providers, aerospace, defense and recycling companies that generate obsolete scrap consisting primarily of copper wire, titanium and high-temperature alloys and used aluminum beverage cans; and (3) peddlers (individuals that constitute our retail trade) and small scrap dealers who deliver directly to our facilities material which they collect from a variety of sources. We also collect non-ferrous scrap from sources other than those that are delivered directly to our processing facilities by placing retrieval boxes near these sources. We subsequently transport the boxes to our processing facilities.

A number of factors can influence the continued availability of non-ferrous scrap, such as the level of manufacturing activity and the quality of our supplier relationships. Consistent with industry practice, we have certain long-standing supply relationships which generally are not the subject of written agreements.

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

Copper.  Copper scrap may be processed in several ways. We have historically processed copper scrap predominantly by using a wire chopping line which grinds the copper into small pellets, though wire chopping activities have been significantly curtailed in recent years. In addition to wire chopping, we process copper scrap by baling and other repacking methods to meet customer specifications.

Other Non-Ferrous Materials.  We process other non-ferrous metals using similar cutting, baling and repacking techniques as used to process aluminum. Other significant non-ferrous metals we process include titanium, brass and high-temperature alloys.

Non-Ferrous Scrap Sales.  We sell processed non-ferrous scrap to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. Prices for the majority of non-ferrous scrap metals change based upon publication of spot and futures prices on COMEX or the LME.

Employees
At March 31, 2007, we employed 1,829 people, of whom approximately 48% were covered by collective bargaining agreements. A strike or work stoppage could impact our ability to operate if we were unable to negotiate new agreements with unions representing organized employee groups. Also, our profitability could be adversely affected if increased costs associated with any future labor contracts are not recoverable through productivity improvements, price increases or cost reductions. We believe that we have good relations with our employees.

Customers
In fiscal 2007, the year ended March 31, 2006 (“fiscal 2006”) and the year ended March 31, 2005 (“fiscal 2005”), revenues from domestic and foreign customers were as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2007	2006	2005

Domestic	$1,394,227	$1,112,221	$1,269,655
Foreign	834,785	476,905	432,303

Net sales	$2,229,012	$1,589,126	$1,701,958

Our ten largest customers represented approximately 49%, 48% and 50% of consolidated net sales in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Sales to The David J. Joseph Company, our largest customer and an agent for steel mills including Nucor Corporation, represented approximately 15%, 20% and 23% of consolidated net sales in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The loss of any one of our significant customers could have a material adverse effect on our results of operations and financial condition.

In fiscal 2007, sales to customers in Turkey and China represented approximately 17% and 12% of consolidated net sales, respectively. In fiscal 2006, sales to customers in Turkey and China represented approximately 11% and 13% of consolidated net sales, respectively. There were no sales to any single country that exceeded 10% of our consolidated net sales in fiscal 2005.

Competition
The markets for scrap metals are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. With regard to the purchase of raw scrap, we compete with numerous independent recyclers, as well as smaller scrap companies engaged only in collecting industrial scrap. In many cases we also purchase unprocessed scrap metal from smaller scrap dealers and other processors. Successful procurement of materials is determined primarily by the price offered by the purchaser for the raw scrap and the proximity of our processing facility to the source of the raw scrap. With regard to the sale of processed scrap, we compete in a global market. Competition for sales of processed scrap is based primarily on the price and quality of the scrap metals, the level of service provided in terms of reliability and timing of delivery, and availability of scrap and scrap substitutes. We believe that our ability to process substantial volumes, access to multiple modes of transportation systems, deliver a broad product line to consumers, collect and sell scrap in regional, national and international markets, and to provide other value-added services to our customers offers us a competitive advantage.

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

Available Information
We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy information statements and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

We also make available free of charge, through our website, www.mtlm.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports as soon as reasonably practicable after they have been electronically filed with the SEC. We also make available on our website the following corporate governance documents:

•	Audit Committee Charter;
•	Compensation Committee Charter;
•	Nominating/Corporate Governance Committee Charter;
•	Corporate Governance Guidelines;
•	Business Ethics Policy and Code of Conduct; and
•	Code of Ethics for Senior Executive Officers and Financial Officers.

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

The metals recycling industry is highly cyclical and demand from export markets, which is important to us, are volatile.
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

Our business may also be adversely affected by increases in steel imports into the U.S. which will have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals from many of our inland facilities. Additionally, our business could be negatively affected by strengthening in the U.S. dollar or increased freight costs which could negatively impact export sales and a stronger U.S. dollar could also attract imports of scrap or scrap substitutes, reducing demand for our scrap metals.

While volatile metals markets have generally been robust for the last four years, we have met surging demand by expanding infrastructure, hiring employees, and generally adding to fixed costs. When metals markets weaken, if we are unable to reduce fixed costs commensurately, we could experience declines in earnings. Declines in earnings could negatively affect cash flows and capitalization and, potentially, the market price for our common stock.

Prices of commodities we own are volatile and markets are competitive.
Although our goal is to turn over our inventory of raw or processed scrap metals as rapidly as possible, we are exposed to commodity price risk during the period that we have title to products that are held in inventory for processing and/or resale. Prices of commodities, including scrap metals, can be volatile due to numerous factors beyond our control, including:

•	general economic conditions;
•	labor costs;
•	competition;
•	financial condition of our major customers;
•	access to and costs associated with transportation systems;
•	the availability of imports;
•	the availability and relative pricing of scrap metal substitutes (e.g., pig iron) and coke and iron ore; and
•	import duties, ocean freight costs, tariffs and currency exchange rates.

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
We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low industry prices, suppliers may elect to hold scrap to wait for higher prices or intentionally slow their scrap collection activities. If a substantial number of scrap suppliers cease selling scrap metals to us, we would be unable to recycle metals at desired levels and our results of operations or financial condition could be materially and adversely affected. In addition, a slowdown of industrial production in the U.S. would reduce the supply of industrial grades of scrap metal to our industry, resulting in us having less scrap to process and market.

Our indebtedness contains covenants that restrict our ability to engage in certain transactions.
Our $300 million secured five-year revolving credit and letter of credit facility (“Credit Agreement”) contains covenants that, among other things, restrict our ability to:

•	incur additional indebtedness;
•	pay dividends or make other equity distributions under certain conditions;
•	enter into transactions with affiliates;
•	enter into certain asset sales;
•	engage in certain acquisitions, investments, mergers and consolidations;
•	prepay certain other indebtedness;
•	create liens and encumbrances on our assets; and
•	engage in other matters customarily restricted in such agreements.

The Credit Agreement limits capital expenditures to $85 million in the year ending March 31, 2008 (“fiscal 2008”) and $65 million in each of the following three fiscal years after fiscal 2008. The Credit Agreement only permits us to spend up to $100 million for stock repurchases and $50 million per each trailing twelve month period for dividends. Through March 31, 2007, we had spent $50.5 million for stock repurchases.

Although we expect to be able to comply with these financial covenants, our ability to do so may be affected by general economic conditions, industry conditions, and other events beyond our control. Our breach of any of these covenants could result in a default under the Credit Agreement. In the event of a default, the lenders could elect to declare all amounts borrowed under the Credit Agreement, together with accrued interest, to be due and payable.

Our operations present significant risk of injury or death.
Because of the heavy industrial activities conducted at our facilities, there exists a risk of serious injury or death to our employees or other visitors of our operations, notwithstanding the safety precautions we take. Our operations are subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration (“OSHA”). We have been fined in regard to some of these incidents. While we have in place policies to minimize such risks, we may nevertheless be unable to avoid material liabilities for any death or injury that may occur in the future and these types of incidents may have a material adverse effect on our financial condition.

During fiscal 2007, an accident occurred at our Port Newark facility that resulted in the death of an outside contractor. The incident is currently under investigation by OSHA and may result in a citation, a fine or other claims. During fiscal 2006, an accident occurred at our facility in Newark, New Jersey that resulted in the death of one of our employees. OSHA completed an investigation of the incident in April 2006 and we settled two citations and paid a penalty of $10 thousand. The case was closed in May 2006.

We may not be able to negotiate future labor contracts on favorable terms.
Approximately 48% of our active employees are represented by various labor unions. As our agreements with those unions expire, we may not be able to negotiate extensions or replacements on terms favorable to us, or at all, or avoid strikes, lockouts or other labor actions from time to time. We cannot assure you that new labor agreements will be reached with our unions as those labor contracts expire or on terms that we find desirable. Any labor action resulting from the failure to reach an agreement with one of our unions could have a material adverse effect on our operations.

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
Sales to our ten largest customers represented approximately 49% of consolidated net sales in fiscal 2007. Accounts receivable balances from these customers comprised approximately 37% of consolidated accounts receivable at March 31, 2007. The David J. Joseph Company represented approximately 15% of consolidated net sales in fiscal 2007 and 12% of consolidated accounts receivable at March 31, 2007. The loss of any of our significant customers or our inability to collect accounts receivables could have a material adverse effect on our results of operations or financial condition.

Potential credit losses from our significant customers could adversely affect our results of operations or financial condition.
In connection with the sale of our products, we generally do not require collateral as security for customer receivables nor do we purchase credit insurance. Some of our subsidiaries have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectibility of our receivables. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations or financial condition.

The loss of export sales could adversely affect our results of operations or financial condition.
Export sales accounted for approximately 37% of consolidated net sales in fiscal 2007. In fiscal 2007, sales to customers in Turkey and China represented approximately 17% and 12%, respectively, of consolidated net sales. Risks associated with our export business include, among other factors, political and economic factors, economic conditions in the world’s economies, changes in legal and regulatory requirements, the value of the U.S. dollar (variations to which will impact the amount and volume of export sales), freight costs and collection risks in some cases (such as Mexican steel mills, where we extend open credit for deliveries other than vessel shipments). Any of these factors could result in lower export sales which could have a material adverse effect on our results of operations or financial condition.

A significant increase in the use of scrap metals alternatives by consumers of processed scrap metals could reduce demand for our products.
During periods of high demand for scrap metals, tightness can develop in the supply and demand for ferrous scrap. The relative scarcity of ferrous scrap, particularly prime or industrial grades, and its high price during such periods have created opportunities for producers of alternatives to scrap metals, such as pig iron and direct reduced iron pellets and others. Although these alternatives have not been a major factor in the industry to date, we cannot assure you that the use of alternatives to scrap metals may not proliferate in the future if the prices for scrap metals rise, if the supplies of available unprepared ferrous scrap tighten, or if costs to import scrap decline precipitously.

Our defined benefit pension plans are underfunded.
We currently maintain three defined benefit pension plans which cover various categories of employees and retirees. Our obligations to make contributions to fund benefit obligations under these pension plans are based on actuarial valuations which are based on certain assumptions, including the long-term return on plan assets and discount rate. Our defined benefit pension plans are underfunded by approximately $2.2 million at March 31, 2007. We will have to make additional contributions in the foreseeable future to our benefit pension plans. Contributions will negatively impact our cash flow and results of operations.

In addition, we contribute to various multi-employer pension plans which cover employees under collective bargaining agreements. Our contributions to these plans were approximately $0.5 million in both fiscal 2007 and 2006. Our required contributions are specified in our collective bargaining agreements. However, we may be required to fund additional amounts in the future if one or more of these multi-employer plans does not meet Employee Retirement Income Security Act (“ERISA”) funding guidelines. Additional contributions will negatively impact our cash flow and results of operations.

Our operations are subject to stringent regulations, particularly under applicable environmental laws.
We are subject to comprehensive local, state, federal and international statutory and regulatory environmental requirements relating to, among others:

•	the acceptance, storage, treatment, handling and disposal of solid, hazardous, and Toxic Substances Control Act (“TSCA”) waste;
•	the discharge of materials into air;
•	the management and treatment of wastewater and storm water;
•	the remediation of soil and groundwater contamination;
•	the restoration of natural resource damages; and
•	the protection of our employees’ health and safety.

We believe that we are currently in material compliance with applicable statutes and regulations governing the protection of human health and the environment, including employee health and safety. We can give you no assurance, however, that we will continue to be in material compliance or avoid material fines, penalties and expenses associated with compliance issues in the future.

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

We are required to obtain, and must comply with, various permits and licenses to conduct our operations. Failure to obtain or violations of any permit or license, if not remedied, could result in our incurring substantial fines, suspension of operations or closure of a site. Further, our operations are conducted primarily outdoors and as such, depending on the nature of the ground cover, involve the risk of releases of wastes and other regulated materials to the soil and, possibly, to groundwater. From time to time, as part of our continuous improvement programs, we incur costs to improve environmental control systems. By way of example, we may decide to install water pollution control equipment or provide for concreting and paving at our North Haven, Connecticut facility to address certain concerns raised by the Connecticut Department of Environmental Protection in the lawsuit filed by that agency. See “Note 11 – Commitments and Contingencies” in the notes to the consolidated financial statements in Part IV, Item 15 of this report.

Because the scrap metals recycling industry has the potential for discharging wastes or other regulated materials into the environment, we believe that in any given year, a significant portion of our capital expenditures could be related, directly or indirectly, to pollution control or environmental remediation. Nevertheless, expenditures for environmentally-related capital improvements were neither material in fiscal 2007 nor prior years nor are they currently expected to be significant in fiscal 2008. However, for the reasons explained above, there can be no assurance that this will continue to be the case in the future.

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

There are risks associated with certain by-products of our operations.  Our scrap metals recycling operations produce significant amounts of wastes that we pay to have treated or discarded. For example, we operate shredders for which the primary feedstock is automobile hulks and obsolete household appliances. Approximately 20% of the weight of an automobile hulk consists of material, referred to as shredder fluff or automobile shredder residue (“ASR”) which remains after the segregation of ferrous and saleable non-ferrous metals. State and federal environmental regulations require that we test ASR to determine if it is classified as hazardous/TSCA waste before disposing of it off-site in permitted landfills. Our other waste streams are subject to similar requirements. Additionally, we employ significant source control programs to ensure to the fullest extent possible that contaminants do not enter our source stream. We can give no assurance, however, that such contaminants will be successfully removed from our source streams and resultant recycling by-products. As a result, our waste streams may, from time to time, be classified as a hazardous/TSCA waste in which case we may incur higher costs for disposal.

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

We may have potential Superfund liability.  Certain of our subsidiaries have received notices from the United States Environmental Protection Agency (“USEPA”), state agencies or third parties that the subsidiary has been identified as potentially responsible for the cost of investigation and cleanup of landfills or other sites where the subsidiary’s material was shipped. In most cases, many other parties are also named as potentially responsible parties. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) enables USEPA and state agencies to recover from owners, operators, generators and transporters the cost of investigation and cleanup of sites which pose serious threats to the environment or public health. In certain circumstances, a potentially responsible party can be held jointly and severally liable for the cost of cleanup. In other cases, a party who is liable may only be liable for a divisible share. Liability can be imposed even if the party shipped materials in a lawful manner at the time of shipment and the liability for investigation and cleanup costs can be significant, particularly in cases where joint and several liability may be imposed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 325 North LaSalle Street, Suite 550, Chicago, IL 60610. Our scrap processing facilities generally are comprised of:

•	processing areas;
•	warehouses for the storage of certain types of raw and processed scrap;
•	covered and open storage areas for raw and processed scrap;
•	machine or repair shops for the maintenance and repair of vehicles and equipment;
•	scales for weighing scrap;
•	loading and unloading facilities; and
•	administrative offices.

The following sets forth information regarding our principal properties:

	Approximate	Leased/
Location	Square Feet	Owned

Alabama
2020 Vanderbilt Rd., Birmingham	914,760	Owned

Arizona
3640 S. 35th Ave., Phoenix	1,121,670	Owned
1525 W. Miracle Mile, Tucson	513,569	Owned

Arkansas
1102 E Hillsboro St., El Dorado	137,936	Owned

Colorado
2690 East Las Vegas St., Colorado Springs	522,720	Owned
5601 York St., Denver	392,040	Owned

Connecticut
500 Flatbush Ave., Hartford	1,481,040	Leased
808 Washington Ave., New Haven	177,850	Leased
234 Universal Dr., North Haven	1,089,000	Owned

	Approximate	Leased/
Location	Square Feet	Owned

Illinois
6660 S. Nashville Ave., Bedford Park	304,223	Owned
2305 S. Paulina St., Chicago	392,040	Owned
2500 S. Paulina St., Chicago	168,255	Owned
2425 S. Wood St., Chicago	103,226	Owned
2451 S. Wood St., Chicago	178,596	Owned
350 N. Artesian Ave., Chicago	348,480	Owned
1509 W. Cortland St., Chicago	162,540	Owned
1831 N. Elston Ave., Chicago	35,695	Owned
26th and Paulina Streets, Chicago	323,848	Owned
9331 S. Ewing Ave., Chicago	293,087	Owned
3200 E. 96th St., Chicago	364,969	Owned
12701 S. Doty Ave., Chicago	784,080	Leased
3151 S. California Ave., Chicago	513,500	Leased
320 Railroad St., Joliet	43,760	Owned
1000 N. Washington, Kankakee	217,800	Owned
564 N. Entrance Ave., Kankakee	206,910	Owned

Indiana
3601 Canal St., East Chicago	588,784	Owned
425 W. 152nd St., East Chicago	1,263,240	Owned

Michigan
3075 Lonyo Ave., Detroit	424,274	Owned
3100 Lonyo Ave., Detroit	603,306	Owned
6801 Stratton St., Detroit	336,912	Owned

Mississippi
81 Morris Rd., Elliot	604,837	Owned
104 Port Rd., Fulton	609,840	Leased
2645 S. Harbor Front Rd., Greenville	532,437	Leased
405 8th St., Greenwood	194,289	Leased
120-121 Apache Dr., Jackson	74,052	Owned
111 West North St., Kosciusko	235,200	Owned
304 West Bankhead St., New Albany	8,000	Leased
2245 State Hwy 178, Sherman	2,336,868	Owned
2337 South Veterans Blvd., Tupelo	506,922	Owned
1510 West Churchill Rd., West Point	1,356,148	Owned

New Jersey
Foot of Hawkins St., Newark	382,846	Owned
252-254 Doremus Ave., Newark	384,000	Owned
Port of Newark, Newark	839,414	Leased
303 Doremus Ave., Newark	270,100	Leased
72-78 Roanoke Ave., Newark	358,684	Owned

	Approximate	Leased/
Location	Square Feet	Owned

New York
1340 East Bay Ave., Bronx	120,000	Owned

Ohio
4431 W. 130th St., Cleveland	2,178,000	Leased
Rte. 281 East, Defiance	3,267,000	Owned
2535 Hill Ave., Toledo	122,000	Owned

Pennsylvania
2045 Lincoln Blvd., Elizabeth	423,054	Owned
77 E. Railroad St., Monongahela	174,240	Owned

Tennessee
540 Weakley St., Memphis	1,406,073	Owned

Texas
90 Hirsch Rd., Houston	378,972	Owned
15-21 Japhet St., Houston	1,960,200	Owned
6747 Avenue W, Houston	223,794	Owned
1102 Navigation Blvd., Freeport	352,400	Leased

Utah
3260 W. 500 South St., Salt Lake City	435,600	Owned

We believe that our facilities are suitable for their present and intended purposes and that we have adequate capacity for our current levels of operation.

Item 3. Legal Proceedings

From time to time, we are involved in various litigation matters involving ordinary and routine claims incidental to our business. A significant portion of these matters result from environmental compliance issues and workers compensation related claims applicable to our operations. Management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition. For additional information regarding litigation to which we are a party, which is incorporated by reference into this item, see “Note 11 – Commitment and Contingencies – Legal Proceedings” in the notes to the consolidated financial statements in Part IV, Item 15 of this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 5, 2006 (during our third quarter of fiscal 2007), our common stock commenced trading on the New York Stock Exchange under the symbol “MM”. Our common stock previously traded on the Nasdaq National Market System under the symbol “MTLM”. The following sets forth the reported high and low closing sales prices for our common stock for the periods indicated on the exchange applicable at the time.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low

First Quarter	$34.91	$27.93	$25.96	$16.88
Second Quarter	$31.87	$24.12	$27.62	$19.64
Third Quarter	$38.75	$27.39	$25.86	$22.93
Fourth Quarter	$46.20	$36.90	$32.25	$23.48

Holders
As of May 1, 2007, we had 1,256 registered stockholders based on our transfer agent’s records. On May 1, 2007, the closing price per share of our common stock as reported on the New York Stock Exchange was $47.96 per share.

Dividends
In December 2004, we initiated a quarterly dividend of $0.075 per share. In fiscal 2007 and fiscal 2006, we paid our stockholders four quarterly cash dividends of $0.075 per share of common stock, or approximately $7.9 million and $7.6 million, respectively. Our Credit Agreement allows us to pay dividends as long as we are in compliance with all financial covenants and the amount of dividends paid does not exceed $50 million for any consecutive 12 month period. We anticipate that our Board of Directors will continue to declare cash dividends; however, the continuance of cash dividends is not guaranteed and is dependent on many factors some of which are outside of our control.

Sales of Unregistered Common Stock
In fiscal 2007, we sold 16,000 shares of our common stock pursuant to exercises of warrants held by our employees. There were four exercise transactions in fiscal 2007 and the average exercise price for each transaction was $4.71 per share. We received proceeds of approximately $75.4 thousand from these sales. The sales are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the grant of warrants, and the issuance of shares of common stock upon exercise of such warrants, were made to a limited number of our employees without public solicitation.

In fiscal 2007, we sold 511,392 shares of our common stock pursuant to exercises of Series A Warrants that were issued to our predecessor company stockholders in connection with our emergence from bankruptcy on June 29, 2001. We received proceeds of approximately $5.4 million from these sales and used the proceeds for general corporate purposes. The sales were exempt from registration pursuant to Section 1145(a) of the Bankruptcy Code (Title 11, United States Code). Unless exercised, the Series A Warrants expired on June 29, 2006.

Issuer Purchases of Equity Securities
The following is a summary of our common stock repurchases in the three months ended March 31, 2007.

			Total Number	Maximum Number
			of Shares	of Shares that
	Total		Purchased as	May Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Programs(2)	Programs

January 1, 2007 — January 31, 2007	0	$0.00	0	1,936,600
February 1, 2007 — February 28, 2007	388,069	39.38	372,100	1,564,500
March 1, 2007 — March 31, 2007	364,500	39.54	364,500	1,200,000

Total	752,569	$39.46	736,600

(1)	In addition to shares purchased under our share repurchase program, included in this column are shares of common stock acquired from our employees in connection with the settlement of income tax withholding obligations arising from the vesting of restricted stock. In the three months ended March 31, 2007, 15,969 shares were tendered at an average price of $41.22 per share.
(2)	In September 2006, we announced that our Board of Directors authorized us to repurchase up to 2.7 million shares of our common stock. This repurchase program does not have an expiration date, but may be terminated by the Board of Directors at any time. Our Credit Agreement limits stock repurchases to $100 million during the term of the Credit Agreement.

Stock Performance Graph
The following graph compares the five-year cumulative total stockholder return for our company with the Russell 2000 Index and the S&P Steel Index. The values on the graph show the cumulative total return on $100 invested at the market close on March 31, 2002, in our common stock, or the specified indices, including the reinvestment of dividends. In prior years, we used the Nasdaq Composite Index for comparative purposes. Due to our decision to list our common stock on the New York Stock Exchange in fiscal 2007, we replaced the Nasdaq Composite Index with the S&P Steel Index, but have shown the Nasdaq Composite Index as required by SEC rules. The stock performance presented on the following graph is not necessarily indicative of future performance.

	3/31/02	3/31/03	3/31/04	3/31/05	3/31/06	3/31/07

Metal Management, Inc.	100.00	534.48	2,529.66	3,561.82	4,446.34	6,551.73
NASDAQ Composite	100.00	71.63	109.32	109.98	131.49	138.22
Russell 2000	100.00	73.04	119.66	126.13	158.73	168.11
S&P Steel	100.00	56.35	123.08	197.05	341.42	503.79

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements and the related notes thereto in Part IV, Item 15 of this report and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7 of this report. The selected financial data presented below is not necessarily indicative of the future results of our operations or financial performance.

	Years Ended March 31,
(in thousands, except per share data)	2007	2006	2005	2004	2003
Statement of Operations Data:
Net sales	$2,229,012	$1,589,126	$1,701,958	$1,083,413	$770,009
Cost of sales (excluding depreciation)	1,952,457	1,400,285	1,460,614	923,000	664,868
General and administrative expense	91,309	81,576	79,816	60,963	50,544
Depreciation and amortization expense	27,991	19,192	18,634	18,193	17,533
Severance and other charges (income)	857	1,306	-	6,198	(695)
Operating income	156,398	86,767	142,894	75,059	37,759
Interest expense	(1,369)	(1,578)	(3,298)	(6,925)	(11,129)
Net income(1)	$116,405	$60,264	$92,250	$51,389	$20,501
Basic earnings per share(1)	$4.54	$2.45	$3.96	$2.42	$1.01
Diluted earnings per share(1)	$4.43	$2.35	$3.74	$2.27	$0.99
Cash dividends paid per share	$0.30	$0.30	$0.15	$0.00	$0.00
Weighted average shares outstanding	25,637	24,579	23,279	21,243	20,323
Weighted average diluted shares outstanding	26,251	25,670	24,659	22,653	20,741

Sales Volumes:
Ferrous (tons)	4,820	4,447	4,668	4,403	4,137
Non-ferrous (lbs.)	513,737	486,528	499,276	424,494	442,234
Brokerage – ferrous (tons)	482	263	219	304	454
Brokerage – non-ferrous (lbs.)	5,207	6,188	3,210	4,506	10,688

Balance Sheet Data:
Cash and short-term investments	$9,384	$73,752	$52,821	$1,155	$869
Working capital	220,182	190,946	153,198	80,740	(9,691)
Total assets	695,523	555,317	478,782	406,416	248,651
Long-term debt (including current maturities)	206	3,248	2,531	44,297	89,610
Stockholders’ equity	464,830	383,889	312,616	202,839	78,282

(1)	The year ended March 31, 2007 includes a $16.3 million ($0.61 per share) after-tax gain on the sale of Southern.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of the following discussion is to facilitate the understanding and assessment of significant changes and trends related to our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto in Part IV, Item 15 of this report.

Overview
We are one of the largest domestic scrap metal recycling companies with 50 recycling facilities in 17 states. We enjoy leadership positions in many markets, such as Birmingham, Chicago, Cleveland, Denver, Detroit, Hartford, Houston, Memphis, Mississippi, Newark, New Haven, Phoenix, Pittsburgh, Salt Lake City, Toledo and Tucson. Through two joint venture investments, we also have operations in Albany and Nashville. We operate in one reportable segment, the scrap metal recycling industry.

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

Recent Events
As of April 1, 2006, Norman R. Bobins was appointed to our Board of Directors. Mr. Bobins is Chairman of the Board of LaSalle Bank Corporation.

On April 7, 2006, we completed a land purchase in Newark, New Jersey, next to our Hawkins Street facility, on which a mega-shredder is being installed. We expect the mega-shredder will be operational in or around July 2007. The total cost of the mega-shredder installation will be in the range of $15 million to $17 million in addition to the $10.1 million cost of acquired land upon which we are constructing the mega-shredder.

On April 19, 2006, we purchased a stevedoring crane for our facility at Port Newark terminal. The stevedoring crane will be utilized in our material handling activities. The cost of the stevedoring crane was approximately $6.1 million.

On April 28, 2006, we and our joint venture partner in Southern Recycling, LLC (“Southern”) sold our membership interests to a third party for approximately $161.4 million in cash. Based upon our ownership interest, we received approximately $46.0 million in cash from the sale proceeds. We recorded a pre-tax gain from the sale of our ownership interest of $26.4 million in fiscal 2007.

On May 9, 2006, we entered into a $300 million secured five-year revolving credit and letter of credit facility, with a maturity date of May 1, 2011. The Credit Agreement replaced a $200 million secured revolving and letter of credit facility, as amended, which had a maturity date of June 28, 2008.

On May 16, 2006, we acquired substantially all of the assets of a scrap metal recycling yard located in East Chicago, Indiana from Omnisource Corporation. The total purchase price was approximately $26.7 million which consisted of $26.6 million in cash and $0.1 million in transaction costs.

On September 8, 2006, we announced that our Board of Directors had approved a stock repurchase program that authorizes us to repurchase up to 2.7 million shares of our common stock. Under the Credit Agreement, we are permitted to spend up to $100 million for the purchase of our common stock during the term of the Credit Agreement. Through March 31, 2007, we had repurchased 1.5 million shares of our common stock under the stock repurchase program at a cost of approximately $49.9 million.

On October 5, 2006, we transferred the listing of our common stock to the New York Stock Exchange under the symbol “MM”. Our common stock previously traded on the Nasdaq National Market System under the symbol “MTLM”.

On January 24, 2007, we acquired an idled scrap facility in metropolitan New York City. The scrap facility has an idled shredder which is currently being repaired. We expect to operate a scrap collection facility by June 1, 2007 and currently intend to commence operating the shredder in late 2007.

On February 28, 2007, we acquired substantially all of the assets of TIMCO Scrap Processing, Inc. (“TIMCO”) for a purchase price of $17.7 million, which consisted of $17.4 million in cash and $0.3 million in transaction costs. TIMCO is a full-service scrap metal recycler located in Houston.

As of May 21, 2007, we acquired substantially all of the assets of Mars Industries, Inc. (“Mars”) for approximately $42.0 million. Mars is a full-service scrap metal recycler located in Detroit.

Results of Operations
Our operating results for fiscal 2007, fiscal 2006, and fiscal 2005 were strong which was attributable to favorable industry conditions, a careful focus on internal operations and financial discipline. In fiscal 2007, we achieved record results as we generated consolidated net sales and consolidated net income of $2.2 billion and $116.4 million, respectively. In fiscal 2006, we generated consolidated net sales and consolidated net income of $1.6 billion and $60.3 million, respectively.

Our operating results are highly cyclical in nature. They tend to reflect and be amplified by changes to general economic conditions, both domestically and internationally. This leads to significant fluctuations in demand and pricing for our products. Over the last three fiscal years, we have experienced strong industry conditions but also encountered extreme volatility in ferrous scrap prices. Our results during the last three fiscal years have generally received support from strong markets in the U.S. for steel and, from time to time, we have experienced periodic strength and at other times, some relative weakness from export markets. Our average ferrous selling price per ton for fiscal 2007, fiscal 2006, and fiscal 2005 was $277, $229 and $261, respectively. Changes in ferrous scrap prices can cause collection rates for ferrous scrap to increase (when prices are higher) or decrease (when prices are lower) and these variations have had a significant affect on sales volumes we have handled through our scrap yards. Changing volumes is also a key driver of our results along with changing prices.

Our national footprint enables us to take advantage of relative strengths in either domestic or export markets and also provides us transportation advantages. For example, during periods of weakness in demand from domestic consumers of ferrous scrap, we are able to leverage our operational flexibility and multifaceted distribution network to take advantage of more favorable international markets and to mitigate the effects of periodic weakness in domestic demand such as we experienced in the three months ended December 31, 2006. We exported approximately 1.6 million tons of ferrous scrap in fiscal 2007 which is a record.

Domestic demand for scrap metal has also been favorably impacted by higher prices for scrap substitute products such as direct reduced iron and hot briquetted iron relative to obsolete grades of scrap metal, and by lower levels of imports of scrap metal to the U.S. occasioned by considerations including a relatively weaker U.S. dollar.

We also believe our favorable results over the last three fiscal years are a function of demand from industrializing countries such as China, Turkey and India who have become significant consumers of industrial metals and especially non-ferrous metals. Our non-ferrous sales have increased to represent as much as 34% of our sales in fiscal 2007 compared to 31% and 24% in fiscal 2006 and fiscal 2005, respectively, and much of that demand is from China. Many analysts and media reporters believe that Chinese demand for non-ferrous metals is in large part the reason for the extremely high prices of non-ferrous metals when compared to historical averages. Some sources have attributed the high non-ferrous metal prices to possible speculation by institutional investors.

The following sets forth selected consolidated statement of operations and sales volume data for the past three fiscal years.

Consolidated Statement of Operations Selected Items ($ in thousands)

	Years Ended March 31,
	2007	%	2006	%	2005	%
Sales by commodity:
Ferrous metals	$1,333,329	59.8%	$1,019,856	64.2%	$1,218,079	71.6%
Non-ferrous metals	746,086	33.5	484,748	30.5	406,864	23.9
Brokerage – ferrous	121,985	5.5	55,953	3.5	54,080	3.2
Brokerage – non-ferrous	8,792	0.4	6,507	0.4	3,350	0.2
Other	18,820	0.8	22,062	1.4	19,585	1.1

Net sales	2,229,012	100.0%	1,589,126	100.0%	1,701,958	100.0%

Cost of sales (excluding depreciation)	1,952,457	87.6	1,400,285	88.1	1,460,614	85.8
General and administrative expense	91,309	4.1	81,576	5.1	79,816	4.7
Depreciation and amortization	27,991	1.2	19,192	1.2	18,634	1.1
Severance and other charges	857	0.0	1,306	0.1	0	0.0
Income from joint ventures	3,087	0.1	9,716	0.6	14,200	0.8
Interest expense	(1,369)	0.1	(1,578)	0.1	(3,298)	0.2
Interest and other income, net	2,841	0.1	1,891	0.1	257	0.0
Loss on debt extinguishment	0	0.0	0	0.0	(1,653)	0.1
Gain on sale of joint venture interest	26,362	1.2	0	0.0	0	0.0
Provision for income taxes	70,914	3.2	36,532	2.3	60,150	3.5
Net income	$116,405	5.2%	$60,264	3.8%	$92,250	5.4%

Sales volume by commodity
(in thousands):	2007	2006	2005
Ferrous metals (tons)	4,820	4,447	4,668
Non-ferrous metals (lbs.)	513,737	486,528	499,276
Brokerage – ferrous (tons)	482	263	219
Brokerage – non-ferrous (lbs.)	5,207	6,188	3,210

Fiscal 2007 compared to Fiscal 2006

Net Sales
Consolidated net sales increased by $639.9 million (40.3%) to a record result of $2.2 billion in fiscal 2007 compared to $1.6 billion in fiscal 2006. The increase in consolidated net sales was primarily due to higher average selling prices for both ferrous and non-ferrous metals and increased unit shipments from our recent acquisitions.

Ferrous Sales
Ferrous sales increased by $313.5 million (30.7%) to $1.3 billion in fiscal 2007 compared to $1.0 billion in fiscal 2006. The increase was due to higher average selling prices, increased unit shipments and sales generated from recent acquisitions. In fiscal 2007, the average selling price for ferrous products increased by approximately $48 per ton (20.6%) to $277 per ton compared to $229 per ton in fiscal 2006. In fiscal 2007, ferrous unit shipments increased by 373,000 tons (8.4%) to 4.8 million tons compared to 4.4 million tons in fiscal 2006.

The increase in selling prices for ferrous scrap was evident in data published by American Metal Market (“AMM”). According to AMM data, the average price for #1 Heavy Melting Steel Scrap – Chicago (“#1 HMS”), which is a common indicator for ferrous scrap is shown in the table below.

Average Price for #1 HMS (per ton)	Fiscal 2007	Fiscal 2006

First Quarter	$248	$174
Second Quarter	$219	$189
Third Quarter	$201	$231
Fourth Quarter	$261	$232

Non-ferrous Sales
Non-ferrous sales increased by $261.4 million (53.9%) to $746.1 million in fiscal 2007 compared to $484.7 million in fiscal 2006. The increase was primarily due to higher average selling prices and, to a lesser degree, increased net unit shipments from recent acquisitions. In fiscal 2007, the average selling price for non-ferrous products increased by approximately $0.45 per pound (45.0%) to $1.45 per pound, while non-ferrous unit shipments increased by 27.2 million pounds (5.6%) compared to fiscal 2006.

Our non-ferrous operations have benefited from higher prices for copper, aluminum and stainless steel (nickel base metal) in fiscal 2007. The increase in non-ferrous prices was evident in data published by COMEX and LME. According to COMEX data, average prices for copper were 70.4% higher in fiscal 2007 compared to fiscal 2006. According to LME data, average aluminum and nickel prices were 31.4% and 110.6% higher, respectively, in fiscal 2007 compared to fiscal 2006. We believe recent non-ferrous prices are significantly higher than historical average prices due, in part, to increases in industrial production and demand from industrializing countries such as China.

Our non-ferrous sales are also impacted by the mix of non-ferrous metals sold. Generally, prices for copper are higher than prices for aluminum and stainless steel. In addition, the amount of high-temperature alloys that we sell, and the selling prices for these metals, will impact our non-ferrous sales, as prices for these metals are generally higher than other non-ferrous metals

Brokerage Ferrous Sales
Brokerage ferrous sales increased by $66.0 million (118.0%) to $122.0 million in fiscal 2007 compared to $56.0 million in fiscal 2006. The increase was due to higher average ferrous brokered selling prices, which increased by approximately $40 per ton (19.0%) compared to fiscal 2006 and higher brokered ferrous unit sales, which increased by 219,000 tons (83.3%) compared to fiscal 2006. The increase in ferrous units brokered was primarily due to our exporting strategy, mainly in the second and third quarters of fiscal 2007, which involved combining brokered scrap with our processed scrap on ferrous cargoes sold to international markets.

The average selling price for brokered metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of scrap metal are generally associated with higher unit prices.

Other Sales
Other sales are primarily derived from our stevedoring and bus dismantling operations. Stevedoring is a fee for service business primarily associated with our dock operations at Port Newark terminal and constitutes a majority of our other sales. The decrease in other sales in fiscal 2007 was a result of lower stevedoring revenue, which decreased by $4.2 million compared to fiscal 2006.

Cost of Sales (excluding depreciation)
Cost of sales consists of material costs, freight costs and processing expenses. Cost of sales was $1.95 billion in fiscal 2007 compared to $1.4 billion in fiscal 2006. The increase was primarily due to higher material costs for both ferrous and non-ferrous metals, freight costs and processing costs.

Freight costs relating to scrap shipments increased by $39.3 million (30.2%) in fiscal 2007 compared to fiscal 2006. The increase was primarily due to freight costs incurred in connection with an increase in ferrous scrap sold to international markets. Processing costs increased by $16.2 million (9.5%) in fiscal 2007 compared to fiscal 2006. The increase was due to processing costs from recent acquisitions.

General and Administrative Expense
General and administrative expense was $91.3 million in fiscal 2007 compared to $81.6 million in fiscal 2006. The increase of $9.7 million was due to higher compensation expense and general and administrative expense from recent acquisitions.

In fiscal 2007, compensation expense increased by $7.9 million as a result of an increase in bonus accruals and higher headcount primarily attributable to recent acquisitions.

Depreciation and Amortization
Depreciation and amortization expense was $26.3 million and $1.7 million in fiscal 2007, respectively, compared to depreciation and amortization expense of $19.0 million and $0.2 million in fiscal 2006, respectively.

The increase of $7.3 million in depreciation expense reflects the incremental depreciation associated with capital expenditures and assets acquired in acquisitions. Amortization expense was higher due to intangible assets arising from recent acquisitions. As a result of acquisitions, amortizable intangible assets increased by approximately $9.6 million in fiscal 2007.

Severance and Other Charges
For a further discussion of these charges, see “Note 3 – Severance and Other Charges” in the notes to the consolidated financial statements in Part IV, Item 15 of this report.

Income from Joint Ventures
Income from joint ventures was $3.1 million in fiscal 2007 compared to $9.7 million in fiscal 2006. The decrease was due to the sale of our 28.5% interest in Southern in April 2006. Southern’s results were only included for one month in fiscal 2007 compared to a full year in fiscal 2006.

We currently have 50% interests in three joint ventures. Our Port Albany joint venture (which is primarily a stevedoring operation) contributed $1.1 million of income in fiscal 2007 compared to $2.2 million in fiscal 2006. Port Albany’s operations were impacted by the Hudson River being frozen during January through March 2007, which limited stevedoring opportunities. Our Nashville joint venture contributed $0.5 million of income in fiscal 2007 compared to a loss of $0.4 million in fiscal 2006. The improvement in Nashville was due to a new mega-shredder which became operational in June 2006.

Interest Expense
Interest expense was $1.4 million in fiscal 2007 compared to $1.6 million in fiscal 2006. The decrease was primarily attributable to lower amortization of deferred financing costs. Our interest expense primarily consists of interest on the Credit Agreement, amortization of deferred financing costs and unused line fees under the Credit Agreement.

Gain on Sale of Joint Venture Interest
On April 28, 2006, we and our joint venture partner in Southern sold our membership interests to a third party for $161.4 million in cash. Based upon our ownership interest, we received $46.0 million in cash from the sale proceeds. We recorded a pre-tax gain from the sale of our ownership interest of $26.4 million in fiscal 2007.

Interest and Other Income
Interest and other income was $2.8 million in fiscal 2007 compared to $1.9 million in fiscal 2006. The increase was due to higher dividend and interest income as a result of more cash and short-term investments invested in fiscal 2007 compared to fiscal 2006.

Income Taxes
In fiscal 2007, we recognized income tax expense of $70.9 million, resulting in an effective tax rate of 37.9%. In fiscal 2006, our income tax expense was $36.5 million, resulting in an effective tax rate of approximately 37.7%. The effective tax rate differs from the statutory rate mainly due to discrete and permanent tax items. The increase in the effective tax rate was due to the phase-out of the Extraterritorial Income (“ETI”) tax deduction in fiscal 2007.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The provision of the AJCA that mainly impacted us was the phase-out of the ETI deduction, which was phased out on December 31, 2006. The ETI deduction was replaced by a domestic manufacturing deduction, which is being phased in over five years. However, we expect the benefits of the domestic manufacturing deduction to be less than the benefits provided by the ETI deduction, which will negatively impact our effective tax rate in future periods.

Net Income
Consolidated net income was a record of $116.4 million in fiscal 2007 compared to $60.3 million in fiscal 2006. Net income increased due to higher sales and higher margins on ferrous and non-ferrous metals, net income generated by recent acquisitions, and from the gain of approximately $16 million after tax, or approximately $0.61 per diluted share, recognized on the sale of our ownership interest in Southern.

Fiscal 2006 compared to Fiscal 2005

Net Sales
Consolidated net sales decreased by $112.8 million (6.6%) to $1.6 billion in fiscal 2006 compared to $1.7 billion in fiscal 2005. The decrease in consolidated net sales was primarily due to lower average selling prices for ferrous products and decreases in metals processed and sold.

Ferrous Sales
Ferrous sales decreased by $198.2 million (16.3%) to $1.0 billion in fiscal 2006 compared to $1.2 billion in fiscal 2005. The decrease was attributable to lower average selling prices and lower sales volumes that declined by 221,000 tons (4.7%). The average selling price for ferrous products was approximately $229 per ton in fiscal 2006 which represented a decrease of approximately $32 per ton (12.1%) from fiscal 2005. Fiscal 2005 demonstrated very high ferrous scrap prices in the second and third quarters. Ferrous prices declined significantly from March 2005 through June 2005. The decrease in selling prices for ferrous scrap was generally evident in data published by the AMM. According to AMM, the average price for #1 HMS was approximately $206 per ton in fiscal 2006 compared to approximately $214 per ton in fiscal 2005. As evidenced by the table below, #1 HMS average prices fell in the first and second quarters of fiscal 2006, before recovering in the third quarter of fiscal 2006. This decline impacted our ferrous sales during the first half of fiscal 2006.

Average Price for #1 HMS (per ton)	Fiscal 2006	Fiscal 2005

First Quarter	$174	$195
Second Quarter	$189	$230
Third Quarter	$231	$236
Fourth Quarter	$232	$194

Sales volumes during fiscal 2006 decreased due to lower domestic demand for ferrous scrap in the first half of the fiscal year, which also led to lower flows of scrap into our yards. In the second half of fiscal 2006, domestic demand and scrap prices rebounded resulting in higher ferrous sales in the third and fourth quarters.

Non-ferrous Sales
Non-ferrous sales increased by $77.8 million (19.1%) to $484.7 million in fiscal 2006 compared to $406.9 million in fiscal 2005. The increase was due to higher average selling prices offset in part, by lower sales volumes. In fiscal 2006, the average selling price for non-ferrous products increased by approximately $0.18 per pound (22.2%) to $1.00 per pound, while non-ferrous sales volumes decreased by 12.7 million pounds (2.6%) compared to fiscal 2005.

The increase in non-ferrous prices was evident in data published by COMEX and LME. According to COMEX data, average prices for copper were 39% higher in fiscal 2006 compared to fiscal 2005. According to LME data, average prices for aluminum and nickel were higher by 14% and 5%, respectively, in fiscal 2006 compared to fiscal 2005.

The non-ferrous sales volume decline was attributable to lower stainless steel sales, which decreased by approximately 24.8 million pounds (12.1%). Demand for stainless steel was weak during fiscal 2006, especially in the third quarter, as stainless steel mills adjusted downward their inventory levels. Sales volumes for other non-ferrous products increased by 12.1 million pounds (4.5%). This increase was primarily due to strong demand from export consumers which led us to expand our non-ferrous product line. In addition, strong demand and favorable industry conditions for the aerospace industry resulted in increased sales prices and volumes for titanium and high-temperature alloys.

Brokerage Sales
Brokerage ferrous sales increased by $1.9 million (3.5%) to $56.0 million in fiscal 2006 compared to $54.1 million in fiscal 2005. The increase was due to higher brokered sales volume, partially offset by a decrease in average selling prices. In fiscal 2006, brokered sales volumes increased by 44,000 tons (20.0%) while average selling prices decreased by approximately $34 per ton (13.8%) to $213 per ton compared to fiscal 2005.

Brokerage non-ferrous sales increased by $3.1 million (94.2%) to $6.5 million in fiscal 2006 compared to $3.4 million in fiscal 2005. The increase was due to higher sales volumes, which increased by 3.0 million pounds (92.8%) compared to fiscal 2005. Margins associated with brokered non-ferrous metals are narrow so variations in this product category are not as significant to us as variations in other product categories.

Other Sales
The increase in other sales in fiscal 2006 was a result of higher stevedoring revenue, which increased by $3.2 million compared to fiscal 2005.

Cost of Sales (excluding depreciation)
Cost of sales decreased by $60.3 million (4.1%) to $1.4 billion in fiscal 2006 compared to $1.46 billion in fiscal 2005. The decrease was primarily due to lower material costs, which declined by $74.3 million (6.3%). The decrease in material costs was partially offset by higher freight and processing costs. Freight costs were higher by $7.0 million (5.7%) due to increases in freight rates resulting from higher fuel costs and a slight increase in tons exported as well as a greater percentage of sales being made on delivered contracts. Processing costs increased by $6.9 million (4.2%) mainly due to higher fuel, operating supplies, waste disposal and lease expense.

Cost of sales represented 88.1% of consolidated net sales in fiscal 2006 compared to 85.8% of consolidated net sales in fiscal 2005. The increase in cost of sales percentage was due to processing costs that did not decline commensurately with the decline in sales.

General and Administrative Expense
General and administrative expense was $81.6 million in fiscal 2006 compared to $79.8 million in fiscal 2005. The increase resulted from higher compensation expense and stock-based compensation, offset in part, by lower professional fees.

Compensation expense in fiscal 2006 increased by $2.1 million due to higher salaries and increased headcount, offset by lower incentive compensation expense, compared to fiscal 2005. We recorded $16.9 million of expense in connection with the employee incentive compensation plans in fiscal 2006 compared to $17.6 million in fiscal 2005.

Stock-based compensation expense was $7.2 million in fiscal 2006 compared to $4.8 million in fiscal 2005. The increase was due to expense associated with restricted stock grants of approximately 220,000 shares made in fiscal 2006.

Professional fees were $1.4 million lower in fiscal 2006 compared to fiscal 2005. The decrease was due to $2.2 million of legal fees and related costs incurred in fiscal 2005 resulting from the investigations performed in connection with our voluntary disclosure to the U.S. Department of Justice regarding cash payments made to certain industrial account suppliers. In fiscal 2006, only $0.1 million of professional fees were incurred relating to this matter.

Depreciation and Amortization
Depreciation and amortization expense was $19.2 million in fiscal 2006 compared to $18.6 million in fiscal 2005. Depreciation expense increased as a result of higher capital expenditures.

Severance and Other Charges
For a further discussion of these charges, see “Note 3 – Severance and Other Charges” in the notes to the consolidated financial statements in Part IV, Item 15 of this report.

Income from Joint Ventures
Income from joint ventures was $9.7 million in fiscal 2006 compared to $14.2 million in fiscal 2005. Income recognized from joint ventures in fiscal 2006 and fiscal 2005 primarily represented our 28.5% share of income from Southern. The decline in income from joint ventures was primarily attributable to business interruptions at Southern as a result of Hurricane Katrina in August 2005, relatively weaker demand and prices for ferrous scrap metals in fiscal 2006 and losses incurred by our Nashville joint venture.

Income from Southern in fiscal 2006 included gains from insurance settlements related to damages from Hurricane Katrina. Our share of earnings from the insurance gains was $1.8 million. Losses incurred at our Nashville joint venture were primarily associated with start-up expenses that were incurred during the installation of a mega-shredder and a full-service scrap yard. The decline in income from Southern and

Nashville was mitigated, to some degree, by income from our Port Albany joint venture which commenced operations in March 2005.

Interest Expense
Interest expense was $1.6 million in fiscal 2006 compared to $3.3 million in fiscal 2005. The decrease was a result of less debt. Average debt was $2.5 million in fiscal 2006 compared to $37.1 million in fiscal 2005.

Interest and Other Income
Interest and other income was $1.9 million in fiscal 2006 compared to $0.3 million in fiscal 2005. The increase was due to dividend and interest income earned on our cash and short-term investments. In fiscal 2005, we did not have any short-term investments. In addition, we received insurance reimbursements of $0.7 million in fiscal 2006.

Loss on Debt Extinguishment
In fiscal 2005, we recognized a loss on debt extinguishment of $1.7 million associated with the repayment of our previous credit agreement. This amount represented a write-off of a portion of the unamortized deferred financing costs associated with the previous credit agreement.

Income Taxes
In fiscal 2006, we recognized income tax expense of $36.5 million resulting in an effective tax rate of 37.7%. In fiscal 2005, our income tax expense was $60.2 million resulting in an effective tax rate of 39.5%. The effective tax rate differed from the federal statutory rate mainly due to state taxes and permanent tax items. The decrease in the effective tax rate was due to higher benefits from the ETI deduction and the new domestic manufacturing deduction.

In November 2005, the Internal Revenue Service (“IRS”) commenced an examination of our federal income tax return for fiscal 2004. In March 2006, the IRS completed its exam and did not make any changes to our fiscal 2004 tax return. As a result, we reassessed our liabilities for tax contingencies to reflect the closure of the IRS audit for fiscal 2004 and recorded a $0.3 million reduction in these liabilities during the fourth quarter of fiscal 2006.

Net Income
Consolidated net income was $60.3 million in fiscal 2006 compared to $92.3 million in fiscal 2005. Net income decreased due to lower material margins realized on ferrous products, lesser unit shipments, lower income from joint ventures, increased general and administrative expense, and asset impairment charges recorded in fiscal 2006.

Liquidity and Capital Resources
Our sources of liquidity include cash and short-term investments, collections from customers and amounts available under our Credit Agreement. We believe these sources are adequate to fund operating expenses and related liabilities, planned capital expenditures and acquisitions, the payment of cash dividends to stockholders and our stock repurchase program.

Cash Flows
In fiscal 2007, cash and cash equivalents decreased by $28.4 million to $9.4 million at March 31, 2007 compared to $37.7 million at March 31, 2006. The following sets forth our cash flows for the last three fiscal years (in thousands):

	Years ended March 31,
	2007	2006	2005

Net cash provided by operating activities	$49,878	$72,560	$121,965
Net cash used in investing activities	$(30,483)	$(87,999)	$(29,435)
Net cash provided by (used in) financing activities	$(47,758)	$335	$(40,864)

Operating Activities
We have generated positive cash flow from operations in each of the last three fiscal years. Net cash provided by operating activities decreased in fiscal 2007 due to higher investments in working capital attributable in large part to higher commodity prices. Cash used for working capital was $79.6 million in fiscal 2007 compared to $16.4 million in fiscal 2006. The increase in working capital investments in fiscal 2007 was mainly due to (1) an increase in accounts receivable of $55.6 million in fiscal 2007 compared to an increase of $4.1 million in fiscal 2006 and (2) higher inventories which increased by $89.8 million in fiscal 2007 compared to a $1.0 million decrease in fiscal 2006. This was partially offset by an increase in accounts payable of $57.9 million in fiscal 2007 compared to an $11.2 million decrease in fiscal 2006.

The increase in accounts receivable in fiscal 2007 was due largely to a significant increase in average selling prices of ferrous scrap in March 2007 compared to March 2006. The increase in inventories in fiscal 2007 was due to higher prices and higher levels of both ferrous and non-ferrous inventory units on hand at March 31, 2007 compared to March 31, 2006. Accounts payable increased in fiscal 2007 due to higher purchase prices for scrap metal.

Investing Activities
Net cash used in investing activities decreased in fiscal 2007 compared to fiscal 2006. The decrease was primarily due to $46.0 million of cash received from the sale of our ownership interest in Southern. Capital expenditures increased by $41.1 million to $69.3 million in fiscal 2007 compared to $28.2 million in fiscal 2006. Higher capital expenditures reflected our goal to invest in our operations to improve profitability, productivity and to create sustainable competitive advantages. Cash used for acquisitions increased by $21.8 million to $46.1 million in fiscal 2007 compared to $24.3 million in fiscal 2006. In fiscal 2007, we completed two acquisitions compared to one acquisition in fiscal 2006. In fiscal 2007, we liquidated our short-term investments and received net cash of $36.0 million. In fiscal 2006, we used excess cash balances to purchase $36.0 million of short-term investments. We sold short-term investments in fiscal 2007 to fund working capital increases.

Financing Activities
Net cash used in financing activities increased in fiscal 2007 compared to fiscal 2006. The most significant financing activity in fiscal 2007 was $50.5 million of cash used for stock repurchases. We also used $3.1 million of cash to repay long-term debt (primarily mortgage loans). Cash received from stock option and warrant exercises increased by $3.8 million to $12.0 million in fiscal 2007 compared to $8.2 million in fiscal 2006. Dividends paid to stockholders amounted to $7.9 million in fiscal 2007 compared to $7.6 million in fiscal 2006.

Indebtedness
At March 31, 2007, our total indebtedness was $0.2 million (a note payable issued in exchange for a non-compete agreement). We had no borrowings outstanding under our Credit Agreement at March 31, 2007. As of May 15, 2007, borrowings under the Credit Agreement were approximately $45.5 million.

On May 9, 2006, we entered into a $300 million secured five-year revolving credit and letter of credit facility, with a maturity date of May 1, 2011. The Credit Agreement replaced our previous $200 million secured revolving and letter of credit facility. In consideration for the Credit Agreement, we paid fees and expenses of approximately $0.6 million. Pursuant to the Credit Agreement, we pay a fee on the undrawn portion of the facility that is determined by the leverage ratio (currently .175% per annum). Significant covenants under the Credit Agreement include the satisfaction of a leverage ratio and interest coverage ratio. The Credit Agreement permitted capital expenditures of up to $90 million in fiscal 2007, and permits capital expenditures of $85 million in fiscal 2008 and $65 million in years subsequent to fiscal 2008. In addition, the Credit Agreement limits the amount we can spend on stock repurchases to $100 million during the term of the Credit Agreement. We satisfied all of our covenants under the Credit Agreement as of March 31, 2007.

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

As of May 18, 2007, we, the lenders who are parties and LaSalle Bank National Association, in its capacity as agent for the lenders, entered into a third amendment to our Credit Agreement, which increased the amount of permitted capital expenditures in fiscal 2008 from $65 million to $85 million.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Commitments
Off-Balance Sheet Arrangements
Other than operating leases, we do not have any significant off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, results of operations or cash flows. We enter into operating leases for new equipment due to favorable financing terms. These operating leases are attractive to us since the implied interest rates are sometimes lower than interest rates under our Credit Agreement. We expect to selectively use operating leases for new equipment as required by our operations.

Contractual Obligations
We have various financial obligations and commitments assumed in the normal course of our operations and financing activities. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements.

The following table sets forth our known contractual obligations as of March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less than	One to	Three to
	Total	One Year	Three Years	Five Years	Thereafter

Long-term debt and capital leases	$240	$60	$120	$60	$0
Operating leases	60,745	14,524	21,401	10,086	14,734
Pension funding obligations	854	854	0	0	0
Other contractual obligations	861	711	60	60	30

Total contractual cash obligations	$62,700	$16,149	$21,581	$10,206	$14,764

Other Commitments
We are required to make contributions to our defined benefit pension plans. These contributions are required under the minimum funding requirements of ERISA. However, due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount of pension plan asset returns, we are not able to reasonably estimate the amount of future required contributions beyond fiscal 2008.

We also enter into letters of credit in the ordinary course of operating and financing activities. As of March 31, 2007, we had outstanding letters of credit of $6.9 million, much of which is securing insurance policies.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
Our primary source of revenue is from the sale of processed ferrous and non-ferrous scrap metals. We also generate revenue from the brokering of scrap metals or from services performed including, but not limited to tolling, stevedoring and dismantling. Revenues from tolling, stevedoring and dismantling are insignificant when compared to revenues from scrap metals sales.

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Revenues from processed ferrous and non-ferrous scrap metal sales are recognized when title and risk of loss have passed to the customer. Revenues relating to brokered sales are recognized upon receipt of the materials by the customer. Revenues from services are recognized as the service is performed. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are accrued against revenues as incurred.

Accounts Receivable and Allowance for Uncollectible Accounts Receivable
Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for uncollectible accounts receivable totaled $2.5 million and $1.8 million at March 31, 2007 and 2006, respectively. Our determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions.

Inventory
Our inventories primarily consist of ferrous and non-ferrous scrap metals and are valued at the lower of average purchased cost or market. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques, including observation, weighing and other industry methods. As indicated in the section entitled “Risk Factors – Prices of commodities we own are volatile and markets are competitive” in Part I, Item 1A of this report, we are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to rapidly turn our inventories.

Self-insured Accruals
We are self-insured for medical claims for most of our employees. We are self-insured for workers’ compensation claims that involve a loss of not greater than $500,000 in the case of the single largest claim of a policy year and then $350,000 per claim thereafter. Our exposure to claims is protected by stop-loss insurance policies. We record an accrual for reported but unpaid claims and the estimated cost of incurred but not reported (“IBNR”) claims. IBNR accruals are based on either a lag estimate (for medical claims) or on actuarial assumptions (for workers’ compensation claims).

Goodwill
We account for goodwill and other intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually, or earlier if certain events occur indicating that the carrying value of goodwill may be impaired. Each year, we test for impairment of goodwill using a two-step approach. In the first step, we estimate the fair value of our reporting units using the present value of future cash flows. If the carrying amount exceeds the fair value, the second step is performed to measure the amount of the impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step reduced by the fair values of other tangible and intangible assets of the reporting unit. An impairment loss is recognized in an amount equal to the excess of the carrying value over the fair value of goodwill, not exceeding the carrying amount of the goodwill. At March 31, 2007, we determined that no impairment existed as a result of our annual impairment test.

Long-lived Assets
We assess the impairment of long-lived assets (including definite-lived intangible assets) whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be the recognition of a loss representing the difference between the fair value of such asset and its carrying value.

Stock-based Compensation
On April 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” to account for our stock-based awards. SFAS 123(R) requires that new, modified, and unvested share-based awards, such as stock options and restricted stock, be recognized in the consolidated financial statements based on the estimated fair value at date of grant and recognized as compensation cost over the vesting period. We estimate the fair value of stock options using the Black-Scholes option valuation model, which requires us to make the following key assumptions:

•	the expected term of award granted;
•	the expected volatility of our stock price;
•	the risk-free interest rate;
•	the expected dividend yield; and
•	an estimate for expected forfeitures.

The expected term represents an estimate of the time options are expected to remain outstanding. Expected volatility is calculated using historical volatility of our common stock over a period at least equal to the expected life of each option grant. The risk-free interest rate is based on zero-coupon U.S. Treasuries with remaining terms equivalent to the expected life of each option grant. The expected dividend yield is based on the expected annual dividends divided by the grant date market value of our common stock. All options are expensed over the requisite service periods of the awards, which are generally the vesting periods. In addition, we estimate forfeitures when recognizing compensation expense and adjust estimated forfeitures over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from estimates.

Pension Plans
We sponsor three defined benefit pension plans for employees at certain of our subsidiaries. Pension benefits are based on formulas that reflect either the employees’ years of service and compensation or years of service at fixed benefit rates. We recognized pension expense of $0.3 million and $0.5 million in fiscal 2007 and 2006, respectively. We currently estimate that pension expense will be $0.3 million in fiscal 2008. Pension expense is determined using certain assumptions including the long-term rate of return on plan assets, discount rate and rate of compensation increases. Actual results will often differ from actuarial assumptions because of economic and other factors.

We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” on March 31, 2007. SFAS No. 158 requires an employer to recognize the funded status of each of its defined benefit pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Following the adoption of SFAS No. 158, additional minimum pension liabilities and related intangible assets are no longer recognized.

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

As of March 31, 2007, we have a valuation allowance of $1.2 million associated with certain state net operating loss carryforwards due to either their short expiration periods or the expectation that more likely than not these benefits will not be realized. Significant judgment is required in these evaluations, and differences in future results from our estimates could result in material differences in the realization of these assets.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. Please refer to our audited consolidated financial statements and notes thereto in Part IV, Item 15 of this report which contains accounting policies and other disclosures required by generally accepted accounting principles.

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us on April 1, 2007. Any differences between the amounts recognized in the consolidated balance sheet prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently assessing the impact, if any, that FIN 48 will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify financial statement misstatements. We adopted the provisions of SAB 108 on March 31, 2007. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not anticipate that the adoption of SFAS No. 159 will have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities. We do not use derivative financial instruments.

Commodity Price Risk
We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals which are at times volatile. See the discussion under the section entitled “Risk Factors – The metals recycling industry is highly cyclical and demand from export markets, which is import to us, are volatile” in Part I, Item 1A of this report. We attempt to mitigate this risk by seeking to turn our inventories quickly instead of holding inventories in speculation of higher commodity prices.

Interest Rate Risk
We are exposed to interest rate risk on our long-term fixed interest rate indebtedness and on our floating rate borrowings. Our variable rate borrowings consist mainly of any borrowings we make under our Credit Agreement. At March 31, 2007, we had no outstanding borrowings under our Credit Agreement, but this may not always be the case. Borrowings on our Credit Agreement bear interest at either the prime rate of interest plus or minus a margin or LIBOR plus a margin. Any increase in either base rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness.

Foreign Currency Risk
Although international sales accounted for 37% of our consolidated net sales in fiscal 2007, all of our international sales are denominated in U.S. dollars. We also purchase a small percentage of our raw materials from international vendors and some of these purchases are denominated in local currencies. We do not enter into any foreign currency swaps to mitigate our exposure to fluctuations in the currency rates.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements are set forth in Part IV, Item 15 of this report and are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). This evaluation was done under the supervision and with the participation of management, including Daniel W. Dienst, our Chairman of the Board, Chief Executive Officer (“CEO”) and President, and Robert C. Larry, our Executive Vice President, Finance and Chief Financial Officer (“CFO”).

Based upon this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective, as of March 31, 2007, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, including without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of March 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2007.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 as stated in their report which is included in Part IV, Item 15 of this report.

CEO and CFO Certifications.
As an exhibit to this report, there are “Certifications” of the CEO and CFO. The first Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the annual report is the information concerning the controls evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented. In addition, on September 19, 2006, our CEO certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on September 19, 2006. The foregoing certification was unqualified.

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

Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference from sections entitled “Proposal No. 1 – Election of Directors,” “Executive Officers,” “Proposal No. 1 – Election of Directors – Board Meetings and Committees – Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Proposal No. 1 – Election of Directors – Code of Ethics” in our definitive proxy statement, which will be filed with the SEC no later than July 30, 2007.

Item 11. Executive Compensation

The information required under this item is incorporated by reference from (1) the section entitled “Executive Compensation,” including the following subsections “– Compensation Discussion and Analysis,” “– Summary Compensation Table,” “– Grants of Plan-Based Awards,” “– Post-Employment Compensation,” “– Outstanding Equity Awards at Fiscal Year-End,” “– Option Exercises and Stock Vested,” and “– Nonqualified Deferred Compensation;” (2) the section entitled “Proposal No. 1 – Election of Directors,” including the following subsections “– Director Compensation,” “– Compensation Committee Interlocks and Insider Participation;” and (3) “Executive Compensation – Compensation Committee Report” in our definitive proxy statement, which will be filed with the SEC no later than July 30, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from the sections entitled “Ownership of the Capital Stock of the Company” and “Securities Authorized for Issuance Under Existing Equity Compensation Plans” in our definitive proxy statement, which will be filed with the SEC no later than July 30, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference from the sections entitled “Proposal No. 1 – Election of Directors – Review, Approval or Ratification of Transactions with Related Persons” and “– Director Independence” in our definitive proxy statement, which will be filed with the SEC no later than July 30, 2007.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated by reference from the section entitled “Proposal No. 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement, which will be filed with the SEC no later than July 30, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended March 31, 2007, 2006 and 2005	F-33

Schedules not listed above have been omitted because they are not required or they are inapplicable.

(3) Exhibits:

Number and Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 29, 2001 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001).
3.2	Amended and Restated By-Laws of the Company adopted as of April 29, 2003 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).
4.1	Form of Series C Warrant Agreement (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001).
4.2	Amended and Restated Credit Agreement, dated as of May 9, 2006, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle Bank National Association, in its capacity as agent for the lenders (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 10, 2006).
4.3	First Amendment to the Amended and Restated Credit Agreement, dated as of October 13, 2006, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle Bank National Association, in its capacity as agent for the lenders (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated October 13, 2006).

4.4	Second Amendment to the Amended and Restated Credit Agreement, dated as of January 12, 2007, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle Bank National Association, in its capacity as agent for the lenders (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated January 12, 2007).
4.5	Third Amendment to the Amended and Restated Credit Agreement, dated as of May 18, 2007, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle Bank National Association, in its capacity as agent for the lenders.
10.1	Metal Management, Inc. Management Equity Incentive Plan (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001). *
10.2	Metal Management, Inc. Amended and Restated 2002 Incentive Stock Plan. *
10.3	Employment Agreement, dated July 1, 2001, as amended, between Robert C. Larry and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002). *
10.4	Employment Agreement, dated January 16, 2004 between Daniel W. Dienst and the Company (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2004). *
10.5	Form of Outside Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001). *
10.6	Employment Agreement, dated January 16, 2004 between Harold J. Rouster and the Company. *
10.7	Employment and Non-Compete Agreement, dated May 20, 2005 between Larry Snyder and the Company. *
10.8	Terms of the Metal Management, Inc. Fiscal 2008 RONA Incentive Compensation Plan Applicable to Executive Officers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 27, 2007). *
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Daniel W. Dienst pursuant to Section 240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert C. Larry pursuant to Section 240.13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Daniel W. Dienst & Robert C. Larry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audited Financial Statements for the Metal Management, Inc. Employee Stock Purchase Plan.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 24, 2007.

METAL MANAGEMENT, INC.

By:	/s/ Daniel W. Dienst
Daniel W. Dienst
Chairman of the Board,
Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 24, 2007.

SIGNATURE	TITLE

/s/ Norman R. Bobins Norman R. Bobins	Director

/s/ Daniel W. Dienst Daniel W. Dienst	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ John T. DiLacqua John T. DiLacqua	Director

/s/ Robert C. Larry Robert C. Larry	Executive Vice President, Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Robert Lewon Robert Lewon	Director

/s/ Gerald E. Morris Gerald E. Morris	Director

/s/ Amit N. Patel Amit N. Patel	Vice President, Finance and Controller (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Metal Management, Inc:

We have completed integrated audits of Metal Management, Inc.’s consolidated financial statements and of its internal controls over financial reporting as of March 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Metal Management, Inc. and its subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
May 24, 2007

METAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended March 31,

	2007	2006	2005

Net sales	$2,229,012	$1,589,126	$1,701,958

Operating expenses:
Cost of sales (excluding depreciation)	1,952,457	1,400,285	1,460,614
General and administrative expense	91,309	81,576	79,816
Depreciation and amortization expense	27,991	19,192	18,634
Severance and other charges (Note 3)	857	1,306	0

Operating income	156,398	86,767	142,894

Income from joint ventures (Note 2)	3,087	9,716	14,200
Interest expense	(1,369)	(1,578)	(3,298)
Interest and other income, net	2,841	1,891	257
Gain on sale of joint venture interest	26,362	0	0
Loss on debt extinguishment	0	0	(1,653)

Income before income taxes	187,319	96,796	152,400
Provision for income taxes (Note 9)	70,914	36,532	60,150

Net income	$116,405	$60,264	$92,250

Earnings per share:
Basic	$4.54	$2.45	$3.96

Diluted	$4.43	$2.35	$3.74

Cash dividends declared per share	$0.30	$0.30	$0.15

Weighted average common shares outstanding:
Basic	25,637	24,579	23,279

Diluted	26,251	25,670	24,659

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par and stated value amounts)

	March 31,
ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$9,354	$37,717
Short-term investments	30	36,035
Accounts receivable, net	227,397	168,025
Inventories (Note 5)	191,301	100,683
Deferred income taxes (Note 9)	5,544	4,842
Prepaid expenses and other assets	12,102	7,848

Total current assets	445,728	355,150
Property and equipment, net (Note 5)	187,124	134,674
Goodwill (Note 7)	14,766	2,078
Intangible assets, net (Note 7)	13,267	5,376
Deferred income taxes, net (Note 9)	10,437	10,306
Investments in joint ventures (Note 2)	20,760	45,487
Other assets	3,441	2,246

Total assets	$695,523	$555,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 8)	$46	$1,164
Accounts payable	177,747	119,477
Income taxes payable	12,271	6,526
Other accrued liabilities (Note 5)	35,482	37,037

Total current liabilities	225,546	164,204
Long-term debt, less current portion (Note 8)	160	2,084
Other liabilities	4,987	5,140

Total long-term liabilities	5,147	7,224
Commitments and contingencies (Note 11)

Stockholders’ equity (Note 12):
Preferred stock, $.01 par value; $1,000 stated value; 2,000 shares authorized; none issued and outstanding at March 31, 2007 and 2006	0	0
Common stock, $.01 par value, 50,000 shares authorized; 27,129 shares issued and 25,613 shares outstanding at March 31, 2007; and 25,987 shares issued and outstanding at March 31, 2006	271	260
Series A Warrants	0	179
Additional paid-in capital	201,577	183,529
Deferred compensation	0	(5,045)
Accumulated other comprehensive loss	(2,008)	(2,046)
Retained earnings	315,517	207,012
Treasury stock, at cost (1,516 shares at March 31, 2007)	(50,527)	0

Total stockholders’ equity	464,830	383,889

Total liabilities and stockholders’ equity	$695,523	$555,317

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$116,405	$60,264	$92,250
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	27,991	19,192	18,634
Deferred income taxes	(458)	2,552	29,097
Income from joint ventures	(3,087)	(9,467)	(14,200)
Gain on sale of joint venture interest	(26,362)	0	0
Distribution of earnings from joint ventures	9,098	4,360	0
Stock-based compensation expense	6,586	7,230	4,823
Non-cash severance and other charges (income)	(264)	1,306	0
(Gain) loss on sale of property and equipment	(734)	93	747
Tax benefit of stock options and warrants exercised	0	1,727	9,965
Excess tax benefit from stock-based awards	(1,912)	0	0
Loss on debt extinguishment	0	0	1,653
Other	2,178	1,672	2,610
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(55,636)	(4,071)	(8,054)
Inventories	(89,831)	956	(16,217)
Other assets	(3,690)	(3,093)	(1,028)
Accounts payable	57,905	(11,221)	(7,415)
Income taxes payable	9,079	1,160	922
Other liabilities	2,610	(100)	8,178

Net cash provided by operating activities	49,878	72,560	121,965

Cash flows from investing activities:
Purchases of property and equipment	(69,294)	(28,219)	(15,574)
Proceeds from sale of property and equipment	4,084	1,124	1,329
Purchases of short-term investments	(99,601)	(159,635)	0
Proceeds from sale of short-term investments	135,606	123,600	0
Distributions of capital from joint ventures	1,300	1,750	0
Proceeds from sale of joint venture interest	46,005	0	0
Investments in joint ventures	(2,500)	(2,348)	(14,990)
Acquisitions, net of cash acquired	(46,083)	(24,271)	(200)

Net cash used in investing activities	(30,483)	(87,999)	(29,435)

Cash flows from financing activities:
Issuances of long-term debt	47,548	433,077	1,676,707
Repayments of long-term debt	(50,609)	(433,357)	(1,718,473)
Proceeds from exercise of stock options and warrants	11,993	8,174	6,016
Proceeds from issuance of stock under employee stock purchase plan	433	83	0
Repurchases of common stock	(50,527)	0	0
Excess tax benefits from stock-based awards	1,912	0	0
Cash dividends paid to stockholders	(7,900)	(7,642)	(3,667)
Fees paid to issue long term debt	(608)	0	(1,447)

Net cash provided by (used in) financing activities	(47,758)	335	(40,864)

Net increase (decrease) in cash and cash equivalents	(28,363)	(15,104)	51,666
Cash and cash equivalents at beginning of period	37,717	52,821	1,155

Cash and cash equivalents at end of period	$9,354	$37,717	$52,821

Supplemental disclosures of cash flow information:
Cash interest paid	$847	$936	$2,654
Cash income taxes paid, net of refunds	$62,294	$31,038	$18,402

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

								Accumulated
						Additional		Other
	Common Stock		Treasury Stock		Series A	Paid-in	Deferred	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Warrants	Capital	Compensation	Loss	Earnings	Total
Balance at March 31, 2004	23,355	$234	0	$0	$427	$146,969	$(8,295)	$(2,303)	$65,807	$202,839
Net income	0	0	0	0	0	0	0	0	92,250	92,250
Adjustment to pension liability, net of taxes								390		390

Total comprehensive income										92,640
Issuance of restricted stock	182	2	0	0	0	4,680	(4,682)	0	0	0
Exercise of stock options and warrants and related tax benefits	1,341	13	0	0	(32)	16,000	0	0	0	15,981
Cash dividends paid to stockholders	0	0	0	0	0	0	0	0	(3,667)	(3,667)
Stock-based compensation expense	0	0	0	0	0	0	4,823	0	0	4,823

Balance at March 31, 2005	24,878	249	0	0	395	167,649	(8,154)	(1,913)	154,390	312,616
Net income	0	0	0	0	0	0	0	0	60,264	60,264
Adjustment to pension liability, net taxes								(133)		(133)

Total comprehensive income										60,131
Issuance of restricted stock, net of cancellations	201	2	0	0	0	4,119	(4,121)	0	0	0
Issuance of stock under employee stock purchase plan	4	0	0	0	0	83	0	0	0	83
Exercise of stock options and warrants and related tax benefits	904	9	0	0	(216)	10,108	0	0	0	9,901
Cash dividends paid to stockholders	0	0	0	0	0	0	0	0	(7,642)	(7,642)
Stock-based compensation expense	0	0	0	0	0	0	7,230	0	0	7,230
Other	0	0	0	0	0	1,570	0	0	0	1,570

Balance at March 31, 2006	25,987	260	0	0	179	183,529	(5,045)	(2,046)	207,012	383,889
Net income	0	0	0	0	0	0	0	0	116,405	116,405
Adjustment to pension liability, net of taxes								265		265

Total comprehensive income										116,670
Adjustment to apply SFAS No. 158, net of taxes	0	0	0	0	0	0	0	(227)	0	(227)
Reclassification of deferred stock-based compensation	0	0	0	0	0	(5,045)	5,045	0	0	0
Issuance of restricted stock, net of cancellations	233	2	0	0	0	0	0	0	0	2
Issuance of stock under employee stock purchase plan	19		0	0	0	433	0	0	0	433
Exercise of stock options and warrants and related tax benefits	890	9	0	0	(157)	15,475	0	0	0	15,327
Repurchase of common stock	0	0	(1,516)	(50,527)	0	0	0	0	0	(50,527)
Cash dividends paid to stockholders	0	0	0	0	0	0	0	0	(7,900)	(7,900)
Stock-based compensation expense	0	0	0	0	0	6,765	0	0	0	6,765
Other	0	0	0	0	(22)	420	0	0	0	398

Balance at March 31, 2007	27,129	$271	(1,516)	$(50,527)	$0	$201,577	$0	$(2,008)	$315,517	$464,830

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Significant Accounting Policies

Business
Metal Management, Inc., a Delaware corporation, and its wholly owned subsidiaries (the “Company”) are principally engaged in the business of collecting and processing ferrous and non-ferrous scrap metals. The Company collects industrial scrap metal and obsolete scrap metal, processes it into reusable forms, and supplies the recycled scrap metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through the Company’s recycling facilities located in 17 states. The Company’s ferrous products primarily include shredded, sheared, cold briquetted and bundled scrap metal, and other purchased scrap metal, such as turnings, cast and broken furnace iron. The Company also processes non-ferrous metals, including aluminum, stainless steel and other nickel-bearing metals, copper, brass, titanium and high-temperature alloys, using similar techniques and through application of certain of the Company’s proprietary technologies.

Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts, transactions and profits have been eliminated. Investments in less than majority-owned companies are accounted for using the equity method.

The Company has one reportable segment operating in the scrap metal recycling industry, as determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Uses of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company reviews its estimates and assumptions on an on-going basis. Actual results could differ from these estimates.

Reclassifications
Certain reclassifications have been made to prior year’s financial information to conform to the current year presentation. Such reclassifications had no material effect on the previously reported consolidated balance sheet, results of operations or cash flows of the Company.

Revenue Recognition
The Company’s primary source of revenue is from the sale of processed ferrous and non-ferrous scrap metals. The Company also generates revenues from the brokering of scrap metals or from services performed, including but not limited to tolling, stevedoring and dismantling. Revenues from tolling, stevedoring and dismantling are insignificant to the Company.

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Revenues from processed ferrous and non-ferrous scrap metal sales are recognized when title and risk of loss have passed to the customer. Revenues relating to brokered sales are recognized upon receipt of the materials by the customer. Revenues from services are recognized as the service is performed. Sales adjustments related to price and weight differences and allowances for uncollectible receivables are accrued against revenues as incurred.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenues by product category were as follows (in thousands):

	Years Ended March 31,
	2007	2006	2005

Ferrous metals	$1,333,329	$1,019,856	$1,218,079
Non-ferrous metals	746,086	484,748	406,864
Brokerage – ferrous	121,985	55,953	54,080
Brokerage – non-ferrous	8,792	6,507	3,350
Other	18,820	22,062	19,585

Net sales	$2,229,012	$1,589,126	$1,701,958

Shipping and Handling Revenues and Costs
The Company classifies shipping and handling charges billed to customers as revenue. The Company classifies shipping and handling costs incurred as a component of cost of sales.

Stock-Based Compensation
On April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” which requires all employee share-based payments to be accounted for under the fair value method. The Company elected to use the modified prospective method of adoption whereby prior periods were not restated for comparative purposes. The Company also changed its accounting policy for recognizing stock-based compensation expense to a straight-line attribution method for all awards that were granted on or after April 1, 2006. For awards subject to graded vesting that were granted prior to the adoption of SFAS No. 123(R), the Company uses an accelerated expense attribution method as described by FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” SFAS No. 123(R) also required the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. At March 31, 2006, there was a balance of $5.0 million of deferred stock-based compensation that was reclassified to additional paid-in capital on April 1, 2006.

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

Comprehensive Income
Comprehensive income is reported on the consolidated statement of stockholders’ equity and consists of net income and other gains/losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net income. For the Company, the only such item is the adjustment to pension liabilities prior to the adoption of SFAS No. 158.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents
The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates fair value.

Short-term Investments
All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. The Company’s short-term investments at March 31, 2006 mainly consisted of investments in auction rate securities which were classified as available-for-sale. Auction rate securities consist of tax-free bonds issued by municipalities which mainly carry AAA ratings. Investments in auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates which reset every 7 to 30 days. As a result, these securities are classified as current assets. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities. The Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from its short-term investments. All income generated from these investments was recorded as other income.

Accounts Receivable
Accounts receivable represents amounts due from customers on product, broker and other sales. The carrying amount of accounts receivable approximates fair value. The Company’s determination of the allowance for uncollectible accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions. Allowance for uncollectible accounts was approximately $2.5 million and $1.8 million at March 31, 2007 and 2006, respectively.

Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Major rebuilds and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation expense is determined for financial reporting purposes using the straight-line method over the following estimated useful lives: 10 to 39 years for buildings and improvements, 3 to 15 years for operating machinery and equipment, and 3 to 10 years for automobiles and trucks. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in the consolidated statement of operations.

Derivatives
The Company currently does not utilize futures or forward contracts to hedge its inventory positions or its interest rates.

Goodwill
Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of identifiable net assets acquired. Pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangibles,” goodwill is no longer amortized, but is subject to an impairment test annually, or earlier if certain events occur indicating that the carrying value of goodwill may be impaired. Each year, the Company tests for impairment of goodwill using a two-step approach. In the first step, the Company estimates the fair value of its reporting units using the present value of future cash flows. If the carrying amount exceeds the fair value, the second step is performed to measure the amount of the impairment loss. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step reduced by the fair values of

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

other tangible and intangible assets of the reporting unit. An impairment loss is recognized in an amount equal to the excess of the carrying value over the fair value of goodwill, not exceeding the carrying amount of the goodwill. At March 31, 2007, the Company determined that no impairment existed as a result of its annual impairment test.

Impairment of Long-Lived Assets
The Company periodically evaluates the recoverability of its long-lived assets (including definite-lived intangible assets) in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Such assets are evaluated for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset. If such impairment exists, the impairment to be recognized is equal to the amount by which the carrying amount of the assets exceeds its estimated fair value using a discounted cash flow analysis.

Deferred Financing Costs
Deferred financing costs represent costs incurred in connection with the placement of long-term debt and are capitalized and amortized to interest expense over the term of the long-term debt. Deferred financing costs expensed for the years ended March 31, 2007, 2006 and 2005 were $0.4 million, $0.6 million and $0.7 million, respectively. The deferred financing cost accumulated amortization at March 31, 2007 and 2006 was $1.5 million and $1.1 million, respectively.

Income Taxes
Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company assesses the realizability of deferred tax assets based on whether management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the level of historical taxable income or projections for future taxable income over the periods in which the temporary differences are deductible.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The Company sells its products primarily to steel mills and scrap metal brokers located in the U.S. The Company performs periodic credit evaluations of its customers and provides credit in the normal course of business to a large number of its customers. Generally, the Company does not require collateral or other security to support customer receivables. Sales to customers outside of the U.S. are settled by payment in U.S. dollars and generally are secured by letters of credit or are paid in advance of shipment (except for railcar or barge shipments to Mexico).

For the year ended March 31, 2007, the ten largest customers of the Company represented approximately 49% of consolidated net sales. These customers comprised approximately 37% of consolidated accounts receivable at March 31, 2007. Sales during the year ended March 31, 2007 to The David J. Joseph Company represented approximately 15% of consolidated net sales.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the year ended March 31, 2007, export sales represented approximately 37% of consolidated net sales. At March 31, 2007, receivables from foreign customers represented approximately 8% of consolidated accounts receivable. Sales to customers in Turkey and China represented approximately 17% and 12% of consolidated net sales during the year ended March 31, 2007, respectively.

Fair Value of Financial Instruments
The fair values of financial instruments including accounts receivable, short-term investments, other assets, accounts payable, and current portion of long-term debt approximate the related carrying value because of the relatively short maturity of these instruments. The carrying value of the Company’s borrowings approximates fair value at March 31, 2007 and 2006.

Self-insured Accruals
The Company is self-insured for medical claims for most of its employees. The Company is self-insured for workers’ compensation claims that involve a loss of not greater than $500,000 in the case of the single largest claim of a policy year and then $350,000 per claim thereafter. The Company’s exposure to claims is protected by stop-loss insurance policies. The Company records an accrual for reported but unpaid claims and the estimated cost of incurred but not reported (“IBNR”) claims. IBNR accruals are based on either a lag estimate (for medical claims) or on actuarial assumptions (for workers’ compensation claims).

Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company on April 1, 2007. Any differences between the amounts recognized in the consolidated balance sheet prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently assessing the impact that FIN 48 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to eliminate the diversity of practice in how public companies quantify financial statement misstatements. The Company adopted the provisions of SAB 108 on March 31, 2007. The adoption of SAB 108 did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 will have a material effect on its consolidated financial statements.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – Equity Method Investments

At March 31, 2007, investments in joint ventures was $20.8 million, which primarily represented the Company’s 50% ownership interest in Metal Management Nashville, LLC and 50% ownership interest in Port Albany Ventures LLC.

The Company previously had an investment of 28.5% in Southern Recycling, LLC (“Southern”). On April 28, 2006, Southern was sold to a third party for $161.4 million in cash. Based upon its ownership interest, the Company received approximately $46.0 million in cash. During the year ended March 31, 2007, the Company recognized a pre-tax gain on the sale of its ownership interest in Southern of $26.4 million.

The following represents summarized financial information for all the Company’s joint ventures (in thousands):

	Years Ended March 31,

	2007	2006	2005
Net sales	$115,685	$286,657	$290,856
Operating income	7,919	24,743	48,903
Pre-tax income	7,334	30,492	48,787

	March 31,

	2007	2006
Current assets	$21,181	$90,609
Noncurrent assets	33,285	51,973
Current liabilities	11,198	20,745
Noncurrent liabilities	1,597	3,376

NOTE 3 – Severance and Other Charges

The following represents a rollforward of the severance and other charges and related reserve activity from April 1, 2004 to March 31, 2007 (in thousands):

	Severance and	Asset
	Other Charges	Impairment	Total

Reserve balances at April 1, 2004	$1,571	$0	$1,571
Cash payments	(317)	0	(317)

Reserve balances at March 31, 2005	1,254	0	1,254
Charge to expense	0	1,306	1,306
Non-cash application	0	(1,306)	(1,306)

Reserve balances at March 31, 2006	1,254	0	1,254
Charge to (income) expense	1,300	(443)	857
Cash payments	(2,314)	0	(2,314)
Non-cash application	(179)	443	264

Reserve balances at March 31, 2007	$61	$0	$61

Severance and Other Charges
In connection with a management realignment implemented in January 2004, the Company entered into a separation and release agreement with former officers and directors Albert A. Cozzi, Frank J. Cozzi and Gregory P. Cozzi (collectively, the “Cozzis”). During the year ended March 31, 2005, the Company made payments of $0.3 million to the Cozzis. During the year ended March 31, 2006, the Company contested the remaining payments due to the Cozzis which resulted in the matter being resolved by the American Arbitration Association. In March 2007, the Company reached a settlement with the Cozzis which resulted in $0.9 million

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of additional charges being recognized in the third and fourth quarters. The Company paid $2.1 million in connection with the settlement.

During the year ended March 31, 2007, the Company recognized severance and other charges of approximately $442.4 thousand related to the termination of a former Executive Vice President. The severance and other charges consisted of cash severance of $263.2 thousand payable over twelve months and $179.2 thousand of stock-based compensation expense related to the acceleration of vesting of stock options and restricted stock held by the former Executive Vice President. Approximately $61.0 thousand of severance remains to be paid at March 31, 2007.

Asset Impairment Charges

During the year ended March 31, 2006, the Company completed a strategy designed to improve the profitability of its Chicago-area scrap yards. As a part of that strategy, a decision was made to consolidate processing activities at the Chicago-area scrap yards which resulted in the Company idling a shredder and a baler. The baler was sold to a third party at approximately its net book value. The shredder was categorized as held and used and its carrying value was written down to its estimated fair value resulting in a $1.0 million asset impairment charge. During the year ended March 31, 2007, the Company sold the shredder resulting in a gain of $0.4 million.

During the year ended March 31, 2006, the Company evaluated the recoverability of the customer list intangible asset and determined that the retention rate of the customers was lower than anticipated in the original intangible asset appraisal. As a result, the Company recorded an asset impairment charge of $0.3 million related to the customer list intangible asset.

NOTE 4 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Years Ended March 31,
	2007	2006	2005

Numerator:
Net income	$116,405	$60,264	$92,250

Denominator:
Weighted average common shares outstanding, basic	25,637	24,579	23,279
Incremental common shares attributable to dilutive stock options and warrants	258	757	1,202
Incremental common shares attributable to unvested restricted stock	356	334	178

Weighted average common shares outstanding, diluted	26,251	25,670	24,659

Basic income per share	$4.54	$2.45	$3.96

Diluted income per share	$4.43	$2.35	$3.74

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from the assumed exercise of stock options and warrants, assumed vesting of restricted stock, and assumed issuance of common stock under the employee stock purchase plan using the treasury stock method.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the years ended March 31, 2007, 2006 and 2005, the assumed conversion of approximately 0.2 million, 0.3 million and 0.3 million stock options and warrants, respectively, were excluded from the diluted EPS calculation as their inclusion would have been anti-dilutive.

NOTE 5 – Balance Sheet Information

Inventories
Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following categories at March 31 (in thousands):

	2007	2006

Ferrous metals	$108,553	$43,574
Non-ferrous metals	82,538	56,841
Other	210	268

	$191,301	$100,683

Property and Equipment
Property and equipment consists of the following at March 31 (in thousands):

	2007	2006

Land and improvements	$52,646	$34,069
Buildings and improvements	29,679	26,524
Operating machinery and equipment	151,296	126,322
Automobiles and trucks	15,720	11,691
Furniture, office equipment and software	6,408	3,232
Construction in progress	27,154	7,469

	282,903	209,307
Less – accumulated depreciation	(95,779)	(74,633)

	$187,124	$134,674

Depreciation expense was $26.3 million, $19.0 million and $18.5 million for the years ended March 31, 2007, 2006 and 2005, respectively.

Other Accrued Liabilities
Other accrued liabilities consist of the following at March 31 (in thousands):

	2007	2006

Accrued employee compensation and benefits	$25,771	$22,137
Accrued insurance	5,186	5,118
Accrued equipment purchase	0	4,000
Other	4,525	5,782

	$35,482	$37,037

NOTE 6 – Acquisitions

The Company accounts for acquisitions using the purchase method of accounting. The results of operations for companies acquired are included in the Company’s consolidated financial statements for periods subsequent to the date of the acquisition. The pro forma effects of acquisitions on the Company’s consolidated financial statements were not significant.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On February 28, 2007, the Company acquired substantially all the assets of TIMCO Scrap Processing, Inc. (“TIMCO”) a full service scrap metal recycler in Houston, Texas. The total purchase price was approximately $17.7 million, which consisted of $17.4 million in cash and $0.3 million in transaction costs.

On May 16, 2006, the Company acquired substantially all of the assets of a scrap metal recycling yard in East Chicago, Indiana from Omnisource Corporation. The total purchase price was approximately $26.7 million, which consisted of $26.6 million in cash and $0.1 million in transaction costs.

On February 27, 2006, the Company acquired the assets of Morris Recycling, Inc., a full service scrap metal recycler with nine operating facilities in Mississippi, including a shredding plant adjacent to the Mississippi River, and one facility in Arkansas. The total purchase price was approximately $25.8 million, which consisted of $24.0 million in cash, $1.5 million of cash paid in April 2006 pursuant to a working capital adjustment, and $0.3 million in transaction costs. The working capital adjustment was accrued at March 31, 2006 in other accrued liabilities.

The Company obtained independent valuations of the tangible and intangible assets associated with the acquisitions and allocated the purchase consideration as follows (in thousands):

	Years Ended March 31,
	2007	2006

Cash acquired	$45	$178
Other tangible assets acquired	22,850	29,953
Amortizable intangible assets	9,565	4,666
Goodwill	12,349	597

Total assets acquired	44,809	35,394
Liabilities assumed	(444)	(9,581)

Total	$44,365	$25,813

The amortizable intangible assets consist primarily of customer lists which are being amortized over a period of 10 to 15 years. All of the goodwill in connection with these acquisitions will be deductible for tax purposes. The purchase price allocation related to the TIMCO acquisition is preliminary pending finalization of certain asset valuations. Any change in the fair value of the net assets will change the amount of the purchase price allocable to goodwill.

NOTE 7 – Goodwill and Intangible Assets

The following displays a rollforward of goodwill from April 1, 2005 to March 31, 2007 (in thousands):

Balance at April 1, 2005	$1,280
Acquisitions (see Note 6)	597
Purchase accounting adjustments	201

Balance at March 31, 2006	2,078
Acquisitions (see Note 6)	12,349
Purchase accounting adjustments	339

Balance at March 31, 2007	$14,766

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets, excluding goodwill, consist of the following at March 31 (in thousands):

	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable:
Customer lists	$10,350	$(804)	$4,900	$(313)
Non-compete agreements	4,824	(1,103)	1,025	(240)

	15,174	(1,907)	5,925	(553)

Non-amortizable:
Pension intangible	0	0	4	0

	$15,174	$(1,907)	$5,929	$(553)

Amortization expense for intangible assets was $1.7 million, $0.2 million and $0.1 million for the years ended March 31, 2007, 2006 and 2005, respectively. As of March 31, 2007, estimated future intangible asset amortization expense for each of the next five years is as follows (in thousands):

Fiscal year ending March 31,

2008	$2,139
2009	1,880
2010	1,778
2011	1,689
2012	1,140

NOTE 8 – Long-term Debt

Long-term debt consists of the following at March 31 (in thousands):

	2007	2006

Mortgage loan (interest rate of 5.50%)	$0	$1,920
Other debt, due 2010	206	1,328

	206	3,248
Less — current portion of long-term debt	(46)	(1,164)

	$160	$2,084

Scheduled maturities of long-term debt are as follows (in thousands):

Fiscal year ending March 31,

2008	$46
2009	49
2010	54
2011	57
2012	0

Total	$206

Credit Agreement
On May 9, 2006, the Company entered into a $300 million secured five-year revolving credit and letter of credit facility, with a maturity date of May 1, 2011 (the “Credit Agreement”). The Credit Agreement replaced the Company’s previous $200 million secured revolving and letter of credit facility. In consideration for the Credit Agreement, the Company incurred fees and expenses of approximately $0.6 million. Pursuant to the

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Agreement, the Company pays a fee on the undrawn portion of the facility that is determined by the leverage ratio (currently .175% per annum). Significant covenants under the Credit Agreement include the satisfaction of a leverage ratio and interest coverage ratio. In addition, the Credit Agreement permitted capital expenditures of up to $90 million for the year ended March 31, 2007, and permits capital expenditures of $85 million for the year ending March 31, 2008 and $65 million in each of the following three fiscal years after March 31, 2008.

The Credit Agreement provides for interest rates based on variable rates tied to the prime rate plus or minus a margin or the London Interbank Offered Rate (“LIBOR”) plus a margin. The margin is based on the Company’s leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters. Based on the current leverage ratio, the margins are either LIBOR plus .875% or prime rate minus .25%. At March 31, 2007, the Company had no borrowings outstanding under the Credit Agreement.

Debt Extinguishment
In connection with entering into the Company’s previous $200 million credit facility in the year ended March 31, 2005, the Company recognized a loss on debt extinguishment of $1.7 million. This amount represented a write-off of a portion of the unamortized deferred financing costs associated with the previous credit agreement.

NOTE 9 – Income Taxes

Components of income taxes are as follows (in thousands):

	Years Ended March 31,
	2007	2006	2005

Federal:
Current	$62,273	$29,748	$23,419
Deferred	(1,342)	1,693	27,312

	60,931	31,441	50,731

State:
Current	$9,099	$4,232	$7,477
Deferred	884	859	1,942

	9,983	5,091	9,419

Total tax provision	$70,914	$36,532	$60,150

The reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.7	3.6	4.0
Non-deductible employee compensation	0.6	1.7	1.4
Domestic manufacturing deduction	(0.6)	(0.5)	-
Export sales benefit	(0.7)	(2.0)	(1.1)
Other	(0.1)	(0.1)	0.2

Effective income tax rate	37.9%	37.7%	39.5%

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The provision of the AJCA that mainly impacted the Company was the phase-out of the extra-territorial income (“ETI”) deduction, which was phased out on December 31, 2006. The ETI deduction was replaced by a domestic manufacturing deduction, which reduced the Company’s effective tax rate by 0.6% and 0.5% during

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the years ended March 31, 2007 and 2006, respectively. However, the expected benefits of the domestic manufacturing deduction will be less than the benefits provided by the ETI deduction, which will negatively impact the Company’s effective tax rate in future periods.

In November 2005, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s federal income tax return for the year ended March 31, 2004. In March 2006, the IRS completed its exam and did not make any changes to the March 31, 2004 tax return. As a result, the Company reassessed its liabilities for tax contingencies to reflect the closure of the IRS audit and recorded a $0.3 million reduction in these liabilities during the year ended March 31, 2006.

Significant components of deferred tax assets and liabilities at March 31 are as follows (in thousands):

	2007	2006

Deferred tax assets:
State net operating loss carryforward and tax credits	$1,469	$2,610
Goodwill and other intangibles	21,668	25,108
Employee benefit accruals	3,680	3,455
Other	4,739	3,480

	31,556	34,653

Deferred tax liabilities:
Depreciation	(14,127)	(16,698)
Joint ventures	(193)	(1,149)
Other	(100)	0

	(14,420)	(17,847)

Net deferred tax asset before valuation allowance	17,136	16,806
Valuation allowance	(1,155)	(1,658)

Net deferred tax asset	$15,981	$15,148

The valuation allowance is associated with certain state net operating loss carryforwards that are more likely than not to be realized due to their short expiration periods.

NOTE 10 – Employee Benefit Plans

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

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” on March 31, 2007. SFAS No. 158 requires an employer to recognize the funded status of each of its defined benefit pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Following the adoption of SFAS No. 158, additional minimum pension liabilities and related intangible assets are no longer recognized. The provisions of SFAS No. 158 are to be applied on a prospective basis; therefore, prior periods presented are not restated.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The adoption of SFAS No. 158 resulted in the following impact on the consolidated balance sheet at March 31, 2007 (in thousands):

	Prior to the	Effect of the	After the
	Adoption of	Adoption of	Adoption of
	SFAS	SFAS	SFAS
	No. 158	No. 158	No. 158

Intangible assets, net	$13,271	$(4)	$13,267
Deferred income taxes, net (long-term)	10,292	145	10,437
Other liabilities (long-term)	(4,619)	(368)	(4,987)
Accumulated other comprehensive loss, net of tax	1,781	227	2,008

Additionally, SFAS No. 158 requires an employer to measure the funded status of each of its pension plans as of the date of its year end balance sheet. This provision becomes effective for the Company for its March 31, 2009 year end. The funded status of two of the Company’s pension plans are currently measured as of December 31.

The status of the Company’s pension plans are as follows at March 31 (in thousands):

	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$13,283	$12,479
Service cost	175	166
Interest cost	704	699
Benefits paid	(664)	(473)
Plan amendments	36	0
Actuarial (gain) loss	(76)	412

Benefit obligation at end of year	13,458	13,283

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$9,608	$8,597
Actual gain on plan assets	1,040	710
Contributions	1,030	774
Benefits paid	(664)	(473)

Fair value of plan assets at end of year	11,014	9,608

Funded status	(2,444)	(3,675)
Unrecognized prior service cost	-	311
Unrecognized net actuarial loss	-	3,695
Contributions made after measurement date	212	0

Net amount recognized	$(2,232)	$331

Amounts recognized in the consolidated balance sheet consist of the following at March 31 (in thousands):

	2007	2006

Intangible asset	$0	$4
Accrued benefit liability	(2,232)	(3,028)
Accumulated other comprehensive loss	0	3,355

Net amount recognized	$(2,232)	$331

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amounts recognized in accumulated other comprehensive income (loss) before income taxes at March 31, 2007 consists of (in thousands):

Net actuarial loss	$3,260
Prior service costs	31

Total amount recognized	$3,291

The following information is applicable to plans with accumulated benefit obligations in excess of plan assets at March 31 (in thousands):

	2007	2006
Projected benefit obligation	$13,458	$13,283
Accumulated benefit obligation	13,117	12,637
Fair value of plan assets	11,014	9,608

The following sets forth components of net pension expense (in thousands):

	Years Ended March 31,
	2007	2006	2005
Service cost	$175	$166	$131
Interest cost	704	699	695
Expected return on plan assets	(735)	(697)	(630)
Amortization of prior service cost	10	94	94
Recognized net actuarial loss	186	196	133

Net periodic benefit cost	$340	$458	$423

Certain actuarial assumptions such as the discount rate and long-term rate of return on plan assets have a significant effect on the amounts reported for net pension expense as well as the related obligation amounts of the Company’s pension plans. The assumed discount rate reflects the rates of high-quality debt instruments that would provide the future cash flows necessary to pay benefits when they come due. The assumed long-term rate of returns on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equity and debt securities and fixed income. In determining the long-term rate of return, the Company takes into account the current and expected asset allocations, as well as historical returns on plan assets.

Weighted average actuarial assumptions used to determine net pension expense for the plans were as follows:

	Years Ended March 31,
	2007	2006	2005

Discount rate	5.50%	5.75%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows at March 31:

	2007	2006

Discount rate	5.75%	5.50%
Rate of compensation increase	3.50%	5.00%

The Company expects to make cash funding contributions to its pension plans of approximately $0.9 million in the year ending March 31, 2008. The Company has adopted a pension investment policy designed to meet or exceed the expected rate of return on plan assets assumption, while preserving principal. To achieve this, the Company has retained professional investment managers that invest plan assets in equity

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and debt securities and fixed income. The weighted-average asset allocation of the pension plan assets by asset category and target range are as follows:

	Pension Assets
		Percentage of Plan Assets
	Target	at March 31,
	Range	2007	2006

Equity securities	60% - 80%	67%	65%
Debt securities	20% - 40%	31%	31%
Fixed income and cash	0% - 15%	2%	4%

Total		100%	100%

Expected benefit payments for the Company’s pension plans are as follows (in thousands):

Fiscal year ending March 31,

2008	$534
2009	563
2010	610
2011	623
2012	653
Thereafter	4,002

Multi-Employer Plans
The Company also contributes to several multi-employer pension plans for certain employees covered under collective bargaining agreements. Pension contributions to these multi-employer plans were $0.5 million, $0.5 million and $0.6 million for the years ended March 31, 2007, 2006 and 2005, respectively.

401(k) Plan
The Company offers a 401(k) plan covering substantially all employees. For non-union employees, the Company provides a matching contribution equal to 50% of the employee’s pre-tax contribution, up to 6% of the employee’s compensation. For employees covered under collective bargaining agreements, Company matching contributions are made in accordance with each respective collective bargaining agreement. Forfeitures of unvested Company contributions are used to reduce future Company matching contributions. The Company may also make a discretionary profit sharing contribution to the 401(k) plan. Matching contributions made by the Company amounted to $0.6 million, $0.7 million and $0.4 million for the years ended March 31, 2007, 2006 and 2005, respectively. No discretionary profit sharing contributions have been made into the 401(k) plan.

Non-Qualified Deferred Compensation Plan
The Company established a non-qualified deferred compensation plan effective January 1, 2007 for a group of key employees who are not permitted to participate in the Company’s 401(k) plan. Participant deferrals are limited to amounts permitted under IRC 402(g) for voluntary contributions into a 401(k) plan. The Company may also provide discretionary contributions including a matching contribution at the same contribution rate as the 401(k) plan.

In connection with the non-qualified deferred compensation plan, the Company established a Rabbi Trust which is funded by the Company in order to satisfy the Company’s contractual liability to pay benefits under the terms of the plan. The Rabbi Trust is subject to the claims of the Company’s creditors. Plan assets are invested generally in the same mutual funds available to the participants and the Company intends to rebalance the portfolio periodically to match the investment allocation of the participants.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company accounts for the non-qualified deferred compensation plan in accordance with Emerging Issues Task Force No 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested.” The investments of the non-qualified deferred compensation plan are included in other assets at fair value with a corresponding liability, which is included in other long-term liabilities in the Company’s consolidated balance sheet.

The non-qualified deferred compensation plan assets are classified as trading and reported at fair value with unrealized gains and losses included in the consolidated statement of operations.

NOTE 11 – Commitments and Contingencies

Leases
The Company leases certain facilities and equipment under operating leases expiring at various dates. Lease expense was approximately $14.3 million, $13.6 million and $12.4 million for the years ended March 31, 2007, 2006 and 2005, respectively. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Fiscal year ending March 31,

2008	$14,524
2009	12,149
2010	9,252
2011	5,988
2012	4,098
Thereafter	14,734

Letters of Credit
As of March 31, 2007, the Company had outstanding letters of credit of $6.9 million. The letters of credit are issued to insurance companies and lessors. The letters of credit typically secure the rights to payment to certain third parties in accordance with specified terms and conditions.

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

even if the party shipped materials in a lawful manner at the time of shipment and the liability for investigation and cleanup costs can be significant, particularly in cases where joint and several liability may be imposed.

CERCLA, including the Superfund Recycling Equity Act of 1999 (“SREA”), limits the exposure of scrap metal recyclers for sales of certain recyclable material under certain circumstances. However, the recycling defense is subject to conducting reasonable care evaluations of current and potential consumers. The Company is executing its SREA responsibility through a contractor working for a trade association called the Institute of Scrap Recycling Industries.

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On April 29, 1998, Metal Management Midwest, Inc. (“MM-Midwest”), a subsidiary of the Company, acquired substantially all of the operating assets of 138 Scrap, Inc. (“138 Scrap”) that were used in its scrap metal recycling business. Most of these assets were located at a recycling facility in Riverdale, Illinois (the “Facility”). On March 12, 2007, the Village of Riverdale filed suit against numerous third parties, including MM-Midwest in the United States District Court – Northern District of Illinois. The suit alleges, among other things, that the release or disposal of hazardous substances within the meaning of CERCLA has occurred at an approximately 57 acre property in the Village of Riverdale (which includes the 8.8 acre Facility that was leased by MM-Midwest until December 31, 2003). At this stage, the Company cannot predict MM-Midwest’s potential liability, if any, in connection with such lawsuit or any required remediation. The Company believes that MM-Midwest has meritorious defenses to certain of the claims outlined in the suit and MM-Midwest intends to vigorously defend itself. In addition, although the Company believes that it would be entitled to indemnification from the prior owner of 138 Scrap for some or all of the obligations that may be imposed on MM-Midwest in connection with this matter under the agreement governing its purchase of the operating assets of 138 Scrap, the Company cannot provide assurances that the prior owner will have sufficient resources to fund any indemnifiable claims to which we may be entitled.

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On June 22, 2006, Metal Management Alabama, Inc. (“MM-Alabama”), a subsidiary of the Company, received a notice from the Alabama Department of Environmental Management (“ADEM”) directing MM-Alabama to prepare a plan to remove waste from a property in Cleburne County, Alabama known as the “CAMMCO Site.” MM-Alabama has begun an investigation to determine (1) if it has any liability for the waste allegedly present on the CAMMCO Site, (2) the nature and quantity of the waste allegedly on the CAMMCO Site, (3) the identities of other potentially responsible parties, and (4) the availability of insurance or indemnity for any possible liability. At this preliminary stage, the Company has not determined whether MM-Alabama has any liability with respect to the CAMMCO Site.

Legal Proceedings
As a result of internal audits conducted by the Company, the Company determined that current and former employees of a subsidiary of the Company engaged in activities relating to cash payments to individual industrial account suppliers of scrap metal that may have involved violations of federal and state law. In May 2004, the Company voluntarily disclosed its concerns regarding such cash payments to the U.S. Department of Justice. The Board of Directors appointed a special committee, consisting solely of independent directors, to conduct an investigation of these activities. On July 1, 2006, the Company disbanded the special committee. The Company is cooperating with the U.S. Department of Justice. The Company implemented policies to eliminate cash payments to industrial customers. In the year ended March 31, 2004, such cash payments to industrial customers represented approximately 0.7% of the Company’s consolidated ferrous and non-ferrous yard shipments. The fines and penalties under applicable statutes contemplate qualitative as well as quantitative factors that are not readily assessable at this stage of the investigation, but could be material. The Company is not able to predict at this time the outcome of any actions by the U.S. Department of Justice or other governmental authorities or their effect on the Company, if any, and accordingly, the Company has not recorded any amounts in the consolidated financial statements. The Company has incurred legal and other costs related to this matter of approximately $2.4 million to date.

On July 15, 2005, the Company and MM-Midwest filed a complaint (the “Complaint”) in the Circuit Court of Cook County, Illinois, Chancery Division against former officers and directors Albert A. Cozzi, Frank J. Cozzi, and Gregory P. Cozzi (collectively, the “Cozzis”). The Cozzis filed a counterclaim seeking recovery of amounts allegedly due under the separation and release agreements and to compel arbitration. On March 8, 2006, the Cozzis motion to compel arbitration was granted, the lawsuit was dismissed, and the parties proceeded to arbitration before the American Arbitration Association. The Company reached a settlement with the Cozzis in March 2007 of several outstanding claims and the Company paid the Cozzis an aggregate amount of $1.8 million comprised of previously accrued balances of $1.2 million and approximately $0.6 million in other costs.

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 – Stockholders’ Equity

The Company is authorized to issue, in one or more series, up to a maximum of 2,000,000 shares of preferred stock. The Company has not issued any shares of preferred stock. The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share.

Stock Repurchase Program
On September 8, 2006, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to 2.7 million shares of its common stock. Under the Credit Agreement, the Company is permitted to spend up to $100 million for the purchase of its common stock during the term of the Credit Agreement. As of March 31, 2007, the Company had purchased 1.5 million shares of its common stock under this stock repurchase program at a cost of approximately $49.9 million, or at an average cost of $33.25 per share. The stock repurchase program has no expiration date but may be terminated at any time by the Board of Directors.

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

NOTE 13 – Stock-Based Compensation Plans

The Company grants stock awards pursuant to the Metal Management, Inc. Amended and Restated 2002 Incentive Stock Plan (the “2002 Incentive Stock Plan”). The 2002 Incentive Stock Plan provides for the issuance of up to 4,000,000 shares of common stock of the Company. The Compensation Committee of the Board of Directors has the authority to issue stock awards under the 2002 Incentive Stock Plan to the Company’s employees, consultants and directors over a period of up to ten years. The stock awards can be in the form of stock options, stock appreciation rights or restricted stock grants. At March 31, 2007, there are approximately 1.5 million shares available for issuance under the 2002 Incentive Stock Plan.

Prior to the adoption of the 2002 Incentive Stock Plan, the Company granted warrants to employees pursuant to a Management Equity Incentive Plan which was approved pursuant to the Plan. The Company issued warrants to purchase 1,975,000 shares of common stock at an exercise price of $3.25 per share (designated as “Series B Warrants”) and warrants to purchase 1,000,000 shares of common stock at an exercise price of $6.00 per share (designated as “Series C Warrants”).

In May 2002, the Company issued, to certain employees, warrants to purchase 520,000 shares of common stock at an exercise price of $1.88 per share, and also issued to each non-employee director a warrant to purchase 30,000 shares of common stock at an exercise price of $3.25 per share.

In September 2005, the Company’s stockholders approved The Metal Management, Inc. Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, eligible employees who elect to participate have the right to purchase common stock, through payroll deductions, at a 15 percent discount from the lower of the market

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value of the Company’s common stock at the beginning or the end of each three month offering period. The Compensation Committee of the Board of Directors administers the ESPP. The Company has reserved a total of 1,000,000 shares of common stock for issuance under the ESPP. At March 31, 2007, there were 977,320 shares available for future award grants under the ESPP, of which 4,398 shares were issued on April 2, 2007.

Share-Based Compensation
Effective April 1, 2006, the Company adopted SFAS No. 123(R), as discussed in Note 1. The following summarizes the stock-based compensation expense for stock options, restricted stock awards and the ESPP included in the Company’s consolidated statement of operations (in thousands):

Year ended
March 31,
2007

Cost of sales (excluding depreciation)	$191
General and administrative	6,395
Severance and other charges (See Note 3)	179

Stock-based compensation expense before income taxes	6,765
Income tax benefit	(1,812)

Total stock-based compensation expense after income taxes	$4,953

The income tax benefit is lower than the Company’s effective tax rate due to non-deductible stock-based compensation. During the years ended March 31, 2006 and March 31, 2005, the Company recognized stock-based compensation expense of $7.2 million and $4.8 million, respectively, all of which related to restricted stock awards.

The incremental impact of adopting SFAS No. 123(R) was a reduction of pre-tax income by $1.5 million and a reduction of net income by $1.0 million during the year ended March 31, 2007, respectively. Basic and diluted earnings per share during the year ended March 31, 2007 were both $0.04 per share lower than if the Company had continued to account for stock-based compensation under APB No. 25.

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

Prior to adopting SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires excess tax benefits from the exercise of stock options to be presented as financing cash flows in the consolidated statements of cash flows. Excess tax benefits are the gross benefit of tax deductions related to exercised stock options in excess of the grant date fair value of the related stock-based awards. This amount is shown as a reduction to cash flow from operating activities and an increase to cash flow from financing activities. Changes in cash and cash equivalents remain unchanged from what would have been reported prior to the adoption of SFAS No. 123(R).

In accordance with SFAS No. 123, the Company provided pro forma information to illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provision of

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SFAS No. 123 to stock-based compensation. The pro forma information required under SFAS No. 123 was as follows (in thousands, except per share amounts):

	Years Ended March 31,

	2006	2005
Net income, as reported	$60,264	$92,250
Add: Stock-based compensation expense included in reported net income, net of related tax effects	4,501	2,918
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(5,446)	(4,523)

Pro forma net income	$59,319	$90,645

Earnings per share:
Basic – as reported	$2.45	$3.96

Basic – pro forma	$2.41	$3.89

Diluted – as reported	$2.35	$3.74

Diluted – pro forma	$2.30	$3.67

Stock-based compensation for stock options and the ESPP recognized before and after the adoption of SFAS No. 123(R) is estimated on the date of grant using the Black-Scholes option valuation model. Stock-based compensation for restricted stock awards is calculated based on the market price of the Company’s common stock on the date of grant.

Stock option grants were valued using the following weighted average assumptions:

	Years Ended March 31,
	2007	2006	2005
Expected life (years)	2	2	4
Expected volatility	47.1%	49.5%	95.1%
Expected dividend yield	0.96%	1.3%	0.00%
Risk-free interest rate	4.93%	3.52%	2.68%
Grant date fair value per share	$8.92	$7.13	$11.80

ESPP awards were valued using the following weighted average assumptions:

	Years Ended March 31,
	2007	2006

Expected life (years)	0.25	0.25
Expected volatility	41.6	41.0
Expected dividend yield	0.23%	0.31%
Risk-free interest rate	4.94%	3.83%
Grant date fair value per share	$7.74	$5.72

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options and Employee Warrants
Stock option activity was as follows:

		Weighted
		average
	Shares	exercise price

Options outstanding at March 31, 2004	726,210	$17.80
Granted	135,000	18.22
Exercised	(210,000)	3.30
Expired/forfeited	0	0.00

Options outstanding at March 31, 2005	651,210	22.56
Granted	120,000	23.00
Exercised	0	0.00
Expired/forfeited	0	0.00

Options outstanding at March 31, 2006	771,210	22.63
Granted	120,000	31.33
Exercised	(362,878)	17.91
Expired/forfeited	0	0.00

Options outstanding at March 31, 2007	528,332	$27.84

Exercisable at March 31, 2007	528,332	$27.84

Exercisable at March 31, 2006	712,212	$22.35

Exercisable at March 31, 2005	539,211	$21.79

The aggregate intrinsic value for all in-the-money stock options outstanding and stock options exercisable as of March 31, 2007 was $9.7 million, based on the difference between the exercise price and $46.20, the closing price of the Company’s common stock on March 30, 2007. The weighted average contractual life for stock options outstanding and stock options exercisable as of March 31, 2007 is 5.5 years. At March 31, 2007, there was no unrecognized compensation expense related to stock options.

Employee warrant activity was as follows:

		Weighted
		average
	Shares	exercise price
Warrants outstanding at March 31, 2004	1,251,000	$4.04
Granted	0	0.00
Exercised	(1,024,000)	4.09
Expired/forfeited	0	0.00

Warrants outstanding at March 31, 2005	227,000	3.80
Granted	0	0.00
Exercised	(202,000)	3.62
Expired/forfeited	0	0.00

Warrants outstanding at March 31, 2006	25,000	5.18
Granted	0	0.00
Exercised	(16,000)	4.71
Expired/forfeited	0	0.00

Warrants outstanding at March 31, 2007	9,000	$6.00

Exercisable at March 31, 2007	9,000	$6.00

Exercisable at March 31, 2006	25,000	$5.18

Exercisable at March 31, 2005	227,000	$3.80

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate intrinsic value for all in-the-money employee warrants outstanding and employee warrants exercisable as of March 31, 2007 was $0.4 million, based on the difference between the exercise price and $46.20, the closing price of the Company’s common stock on March 30, 2007. The weighted average contractual life for employee warrants outstanding and exercisable as of March 31, 2007 is 1.3 years. At March 31, 2007, there was no unrecognized compensation expense related to employee warrants.

Cash received from stock option and employee warrant exercises was $6.6 million, $0.7 million and $4.9 million for the years ended March 31, 2007, 2006 and 2005, respectively. The total intrinsic value of stock option and employee warrant exercised during the years ended March 31, 2007, 2006 and 2005 was $6.7 million, $4.8 million and $24.7 million, respectively.

The following summarizes information about stock options and employee warrants outstanding at March 31, 2007:

	Options/Warrants Outstanding
		Weighted		Options/Warrants Exercisable
		average	Weighted		Weighted
		remaining	average		average
		contractual	exercise		Exercise
Exercise prices	Shares	life (yrs)	price	Shares	Price
$6.00 – $22.00	90,666	4.79	$14.48	90,666	$14.48
$22.01 – $26.25	176,666	5.54	$25.15	176,666	$25.15
$31.33 – $31.33	120,000	4.02	$31.33	120,000	$31.33
$35.00 – $35.00	150,000	6.83	$35.00	150,000	$35.00

	537,332			537,332

Restricted Stock
Restricted stock grants consist of shares of the Company’s common stock which are awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. The Company recorded stock-based compensation expense related to restricted stock of approximately $5.3 million, $7.2 million and $4.8 million during the years ended March 31, 2007, 2006 and 2005, respectively. At March 31, 2007, there was $6.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested restricted stock which is expected to be recognized over a weighted average period of 1.07 years. The total fair value of restricted stock awards vested during the years ended March 31, 2007, 2006 and 2005 was $11.5 million, $7.6 million and $3.4 million, respectively.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted stock activity was as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding at March 31, 2004	518,938	$17.62
Granted	181,732	25.76
Vested	(131,412)	17.64
Cancelled	0	0.00

Restricted stock outstanding at March 31, 2005	569,258	$20.22
Granted	220,081	20.70
Vested	(246,793)	20.09
Cancelled	(19,319)	22.48

Restricted stock outstanding at March 31, 2006	523,227	$20.40
Granted	241,391	29.05
Vested	(261,767)	20.31
Cancelled	(8,044)	27.40

Restricted stock outstanding at March 31, 2007	494,807	$24.55

The scheduled vesting for outstanding restricted shares issued as of March 31, 2007 is as follows:

Fiscal year ending March 31,

2008	325,868
2009	90,347
2010	78,592

Total	494,807

NOTE 14 – Related Party Transactions

On April 1, 2006, Norman R. Bobins joined the Company’s Board of Directors. Mr. Bobins is currently the Chairman of the Board of LaSalle Bank Corporation (“LaSalle”). The Company conducts various business transactions with LaSalle. LaSalle is the Agent under the Company’s Credit Agreement. In addition, the Company utilizes LaSalle for cash management and transfer agent services.

NOTE 15 – Selected Quarterly Financial Data (Unaudited)

The following sets forth certain unaudited quarterly financial information for the Company’s last eight fiscal quarters (in thousands, except per share amounts):

Fiscal 2007	June 30	Sept. 30	Dec. 31	Mar. 31

Net sales	$495,912	$584,708	$523,965	$624,427
Operating income	44,830	47,326	22,729	41,513
Net income (b)	44,889	29,073	15,579	26,864
Basic earnings per share (a)	$1.76	$1.11	$0.61	$1.06
Diluted earnings per share (a)	$1.70	$1.09	$0.60	$1.04

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fiscal 2006	June 30	Sept. 30	Dec. 31	Mar. 31

Net sales	$381,634	$378,301	$395,090	$434,101
Operating income	6,895	26,394	22,751	30,727
Net income	5,446	16,921	15,346	22,551
Basic earnings per share (a)	$0.22	$0.69	$0.63	$0.90
Diluted earnings per share (a)	$0.22	$0.66	$0.60	$0.86

(a)	The sum of the quarterly per share amounts will not equal per share amounts reported for the year-to-date period due to the changes in the number of weighted-average shares outstanding for each period.
(b)	The quarter ended June 30, 2006 includes a $26.4 million pre-tax gain ($16.3 million after tax) recognized on the sale of Southern.

NOTE 16 – Subsequent Events

As of May 18, 2007, the Company, the lenders who are parties, and LaSalle Bank National Association, in its capacity as agent for the lenders, entered into a third amendment to the Credit Agreement, which increased the amount of permitted capital expenditures in the year ending March 31, 2008 from $65 million to $85 million.

As of May 21, 2007, the Company acquired substantially all of the assets of Mars Industries, Inc. located in Detroit. The total purchase price was approximately $42 million. The pro forma effect of this acquisition on the Company’s consolidated financial statements is not significant.

METAL MANAGEMENT, INC.
Schedule II Valuation and Qualifying Accounts
(in thousands)

	Balance at	Charged to	Charged to	Deductions,	Balance at
	Beginning	Costs and	Other	net of	End of
	of Period	Expenses	Accounts	Recoveries	Period
Allowance for doubtful accounts:
Year Ended March 31, 2005	$1,650	$1,426	$0	$(399)	$2,677
Year Ended March 31, 2006	$2,677	$378	$203	$(1,475)	$1,783
Year Ended March 31, 2007	$1,783	$936	$0	$(228)	$2,491

Tax valuation allowance:
Year Ended March 31, 2005	$1,516	$0	$(176)	$0	$1,340
Year Ended March 31, 2006	$1,340	$403	$(85)	$0	$1,658
Year Ended March 31, 2007	$1,658	$(103)	$(400)	$0	$1,155