Form 10-Q
period 2007-06-30
METAL MANAGEMENT INC
filed 2007-08-02
CIK 795665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐           No ☒

As of July 23, 2007, the registrant had 25,850,344 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

METAL MANAGEMENT, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	June 30,	June 30,
	2007	2006

Net sales	$654,053	$495,912

Operating expenses:
Cost of sales (excluding depreciation)	583,878	422,921
General and administrative expense	25,427	20,872
Depreciation and amortization expense	8,270	6,847
Severance and other charges	0	442

Operating income	36,478	44,830

Income from joint ventures	717	1,860
Interest expense	(1,461)	(322)
Interest and other income, net	119	431
Gain on sale of joint venture interest	0	26,362

Income before income taxes	35,853	73,161
Provision for income taxes	13,114	28,272

Net income	$22,739	$44,889

Earnings per share:
Basic	$0.90	$1.76

Diluted	$0.89	$1.70

Cash dividends declared per share	$0.075	$0.075

Weighted average common shares outstanding:
Basic	25,159	25,576

Diluted	25,587	26,393

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	March 31,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$22,231	$9,354
Accounts receivable, net	232,878	227,397
Inventories	245,051	191,301
Deferred income taxes	5,604	5,544
Prepaid expenses and other assets	11,417	12,132

Total current assets	517,181	445,728
Property and equipment, net	200,180	187,124
Goodwill	26,865	14,766
Intangible assets, net	25,917	13,267
Deferred income taxes, net	10,142	10,437
Investments in joint ventures	21,257	20,760
Other assets	2,997	3,441

Total assets	$804,539	$695,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$725	$46
Accounts payable	175,252	177,747
Income taxes payable	10,625	12,271
Other accrued liabilities	26,023	35,482

Total current liabilities	212,625	225,546
Long-term debt, less current portion	94,381	160
Other liabilities	9,381	4,987

Total long-term liabilities	103,762	5,147

Stockholders’ equity:
Preferred stock	0	0
Common stock	274	271
Additional paid-in capital	204,796	201,577
Accumulated other comprehensive loss	(1,982)	(2,008)
Retained earnings	336,319	315,517
Treasury stock, at cost	(51,255)	(50,527)

Total stockholders’ equity	488,152	464,830

Total liabilities and stockholders’ equity	$804,539	$695,523

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three months ended
	June 30,	June 30,
	2007	2006

Cash flows from operating activities:
Net income	$22,739	$44,889
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	8,270	6,847
Deferred income taxes	637	(58)
Income from joint ventures	(717)	(1,831)
Gain on sale of joint venture interest	0	(26,362)
Distribution of earnings from joint ventures	30	8,522
Stock-based compensation expense	1,742	1,358
Excess tax benefits from stock-based awards	(1,007)	(56)
Other	(54)	906
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	7,213	(46,279)
Inventories	(47,271)	(59,677)
Other assets	1,288	(4,003)
Accounts payable	(6,025)	25,971
Income taxes payable	7,306	25,241
Other liabilities	(15,162)	(12,188)

Net cash used in operating activities	(21,011)	(36,720)

Cash flows from investing activities:
Purchases of property and equipment	(12,923)	(26,516)
Proceeds from sale of property and equipment	147	119
Acquisitions, net of cash acquired	(42,883)	(28,156)
Purchases of short-term investments	0	(55,600)
Proceeds from sale of short-term investments	0	75,625
Proceeds from sale of joint venture interest	0	46,005
Other	120	(1,900)

Net cash provided by (used in) investing activities	(55,539)	9,577

Cash flows from financing activities:
Issuances of long-term debt	245,377	10,373
Repayments of long-term debt	(154,692)	(11,217)
Issuance of common stock	400	8,117
Repurchase of common stock	(728)	0
Excess tax benefits from stock-based awards	1,007	56
Cash dividends paid to stockholders	(1,937)	(1,978)
Fees paid to issue long-term debt	0	(608)

Net cash provided by financing activities	89,427	4,743

Net increase (decrease) in cash and cash equivalents	12,877	(22,400)
Cash and cash equivalents at beginning of period	9,354	37,717

Cash and cash equivalents at end of period	$22,231	$15,317

Supplemental disclosures of cash flow information:
Cash interest paid	$1,052	$198
Cash income taxes paid, net of refunds	$6,060	$3,089

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total

Balance at March 31, 2007	27,129	$271	(1,516)	$(50,527)	$201,577	$(2,008)	$315,517	$464,830
Net income	0	0	0	0	0	0	22,739	22,739
Amortization of pension costs, net of tax	0	0	0	0	0	26	0	26

Total comprehensive income								22,765
Exercise of stock options and warrants	30	1	0	0	254	0	0	255
Issuance of restricted stock, net of cancellations	214	2	0	0	(2)	0	0	0
Issuance of stock under employee stock purchase plan	4	0	0	0	145	0	0	145
Tax benefit related to equity compensation	0	0	0	0	1,065	0	0	1,065
Stock-based compensation expense	0	0	0	0	1,742	0	0	1,742
Repurchase of common stock	0	0	(15)	(728)	0	0	0	(728)
Cash dividends paid to stockholders	0	0	0	0	0	0	(1,937)	(1,937)
Other	0	0	0	0	15	0	0	15

Balance at June 30, 2007	27,377	$274	(1,531)	$(51,255)	$204,796	$(1,982)	$336,319	$488,152

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 –	Accounting Policies

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

Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenues by product category were as follows (in thousands):

	Three Months Ended
	June 30,	June 30,
	2007	2006

Ferrous metals	$406,327	$295,504
Non-ferrous metals	208,911	175,647
Brokerage – ferrous	33,215	15,963
Brokerage – non-ferrous	1,014	3,667
Other	4,586	5,131

Net sales	$654,053	$495,912

Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its consolidated financial statements.

NOTE 2 –	Investments in Joint Ventures

At June 30, 2007, investments in joint ventures was $21.3 million, which primarily represents the Company’s 50% ownership interest in Metal Management Nashville, LLC and 50% ownership interest in Port Albany Ventures LLC.

The Company previously had an investment of 28.5% in Southern Recycling, LLC (“Southern”). On April 28, 2006, Southern was sold to a third party for $161.4 million in cash. Based upon its ownership interest, the Company received approximately $46.0 million in cash. During the three months ended June 30, 2006, the Company recognized a pre-tax gain on the sale of its ownership interest in Southern of $26.4 million.

NOTE 3 –	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from the assumed exercise of stock options, assumed vesting of restricted stock, and assumed issuance of common stock under the employee stock purchase plan using the treasury stock method.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The computation of basic and diluted earnings per share is as follows (in thousands, except for per share amounts):

	Three months ended
	June 30,	June 30,
	2007	2006

Numerator:
Net income	$22,739	$44,889

Denominator:
Weighted average common shares outstanding, basic	25,159	25,576
Incremental common shares attributable to dilutive stock options	180	521
Incremental common shares attributable to unvested restricted stock	248	296

Weighted average common shares outstanding, diluted	25,587	26,393

Basic income per share	$0.90	$1.76

Diluted income per share	$0.89	$1.70

For the three months ended June 30, 2007 and 2006, the assumed conversion of approximately 0.1 million and 0.3 million stock options, respectively, were excluded from the earnings per share calculation as their inclusion would have been anti-dilutive.

NOTE 4 –	Balance Sheet Information

Inventories
Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following (in thousands):

	June 30,	March 31,
	2007	2007

Ferrous metals	$127,025	$108,553
Non-ferrous metals	117,850	82,538
Other	176	210

	$245,051	$191,301

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30,	March 31,
	2007	2007

Land and improvements	$62,557	$52,646
Buildings and improvements	34,697	29,679
Operating machinery and equipment	162,836	151,296
Automobiles and trucks	17,110	15,720
Furniture, office equipment and software	6,546	6,408
Construction in progress	19,054	27,154

	302,800	282,903
Less – accumulated depreciation	(102,620)	(95,779)

	$200,180	$187,124

Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	June 30,	March 31,
	2007	2007

Accrued employee compensation and benefits	$9,697	$25,771
Accrued insurance	6,188	5,186
Other	10,138	4,525

	$26,023	$35,482

Accrued Severance and Other Charges
During the three months ended June 30, 2006, the Company recognized severance and other charges of approximately $0.4 million related to the termination of a former Executive Vice President. The severance and other charges consisted of cash severance of $263.2 thousand payable over twelve months and $179.2 thousand of stock-based compensation expense related to the acceleration of vesting of stock options and restricted stock held by the former Executive Vice President. At March 31, 2007, approximately $61 thousand of severance was accrued, all of which was paid by June 30, 2007.

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On May 21, 2007, the Company acquired substantially all the assets of Mars Industries, Inc. (“Mars”) located in Detroit, Michigan. The preliminary purchase price was approximately $43.3 million, which consisted of $42.8 million in cash paid at closing and $0.5 million in transaction costs. The purchase price is subject to a post-closing working capital adjustment which will be determined in August 2007. The Company financed the acquisition from borrowings under its credit agreement. The Company allocated the purchase price on a preliminary basis using the information currently available. The purchase price allocation is preliminary pending finalization of asset appraisals. The purchase price, net $0.5 million of cash of acquired, was allocated as follows (in thousands):

Accounts receivable	$12,718
Inventories	6,479
Property and equipment	8,893
Other assets	317
Amortizable intangible assets	13,200
Goodwill	11,987
Accounts payable and accrued liabilities	(6,549)
Long-term debt	(4,211)

$42,834

The amortizable intangible assets consist primarily of customer lists that are being amortized over a period of ten years. All of the goodwill in connection with the acquisition will be deductible for tax purposes. Any change in the fair value of the net assets will change the amount of the purchase price allocable to goodwill.

NOTE 6 –	Goodwill and Other Intangible Assets

The following represents a rollforward of goodwill from March 31, 2007 to June 30, 2007 (in thousands):

Balance at March 31, 2007	$14,766
Purchase accounting adjustments	112
Acquisitions (see Note 5)	11,987

Balance at June 30, 2007	$26,865

Intangible assets, excluding goodwill, consist of the following (in thousands):

	June 30, 2007		March 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer lists	$22,592	$(1,508)	$10,350	$(804)
Non-compete agreements	5,917	(1,084)	4,824	(1,103)

	$28,509	$(2,592)	$15,174	$(1,907)

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense for intangible assets in the three months ended June 30, 2007 and 2006 was $0.7 million and $0.4 million, respectively. As of June 30, 2007, estimated future intangible asset amortization expense is as follows (in thousands):

Remainder of fiscal 2008	$2,722
Fiscal 2009	3,410
Fiscal 2010	3,258
Fiscal 2011	3,127
Fiscal 2012	2,532
Thereafter	10,868

NOTE 7 –	Long-term Debt

Long-term debt consists of the following (in thousands):

	June 30,	March 31,
	2007	2007

Credit Agreement	$93,206	$0
Other debt (including capital leases) due 2007 to 2010	1,900	206

	95,106	206
Less – current portion of long-term debt	(725)	(46)

	$94,381	$160

Credit Agreement
The Company has a $300 million secured five-year revolving credit and letter of credit facility, with a maturity date of May 1, 2011 (the “Credit Agreement”). In consideration for the Credit Agreement, the Company incurred fees and expenses of approximately $0.6 million. Pursuant to the Credit Agreement, the Company pays a fee on the undrawn portion of the facility that is determined by the leverage ratio. Significant covenants under the Credit Agreement include the satisfaction of a leverage ratio and interest coverage ratio. In addition, the Credit Agreement permits capital expenditures of up to $85 million for the year ending March 31, 2008 and $65 million in each of the following three fiscal years after March 31, 2008.

The Credit Agreement provides for interest rates based on variable rates tied to the prime rate plus or minus a margin or the London Interbank Offered Rate (“LIBOR”) plus a margin. The margin is based on the Company’s leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters.

Other Debt
In connection with the acquisition of Mars, the Company assumed long term debt of $4.2 million that consisted of a line-of-credit balance of $2.3 million and capital lease obligations of $1.9 million. Subsequent to closing of the Mars acquisition, the Company repaid the line-of-credit in full and $0.2 million of capital leases.

NOTE 8 –	Employee Benefit Plans

The Company sponsors three defined benefit pension plans for employees at certain of its subsidiaries. Only employees covered under collective bargaining agreements accrue future benefits under these defined benefit pension plans. These benefits are based either on years of service and compensation or on years of

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

service at fixed benefit rates. The Company’s funding policy for the pension plans is to contribute amounts required to meet regulatory requirements. The components of net pension costs were as follows (in thousands):

	Three Months Ended
	June 30,	June 30,
	2007	2006

Service cost	$43	$45
Interest cost	190	179
Expected return on plan assets	(208)	(199)
Amortization of prior service cost	3	0
Amortization of net actuarial loss	40	52

Net periodic benefit cost	$68	$77

In the three months ended June 30, 2007, the Company made cash contributions of $0.2 million to its pension plans. Based on consideration of estimates provided by its actuaries, the Company expects to make additional cash funding contributions to its pension plans of approximately $0.7 million by March 31, 2008.

Multi-Employer Plans
The Company also contributes to several multi-employer pension plans for certain employees covered under collective bargaining agreements. Pension contributions to these multi-employer plans were $164.8 thousand and $142.6 thousand in the three months ended June 30, 2007 and 2006, respectively.

Non-Qualified Deferred Compensation Plan
The Company established a non-qualified deferred compensation plan effective January 1, 2007 for a group of key employees who are not permitted to participate in the Company’s 401(k) plan. Participant deferrals are limited to amounts permitted under Internal Revenue Code Section 402(g) for voluntary contributions into a 401(k) plan. The Company may also provide discretionary contributions including a matching contribution at the same contribution rate as the 401(k) plan.

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

NOTE 9 –	Income Taxes

On April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. The adoption of FIN 48 did not result in an adjustment to the Company’s tax liability for uncertain tax positions.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amount of gross unrecognized tax benefits (including interest and penalties) at April 1, 2007 was $8.4 million, all of which if recognized would impact the effective tax rate. At June 30, 2007, the amount of gross unrecognized tax benefits was $7.4 million. The reduction in the liability for uncertain tax positions was mainly due to a change in facts and estimates for uncertain state tax positions. The Company believes that it is reasonably possible that unrecognized tax benefits will decrease by approximately $3.2 million over the next 12 months as a result of payments that may be made to settle certain state income tax matters.

As of April 1, 2007, interest and penalties accrued for uncertain tax positions was $0.8 million. The change in the accrual for interest and penalties during the three months ended June 30, 2007 was not material. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

The Company is subject to taxation in the U.S. and various state and local jurisdictions. The Company was audited by the Internal Revenue Service (“IRS”) for its 2004 tax year. The IRS audit was closed without any adjustment. The US federal tax returns for the 2005 and 2006 tax years are subject to examination. For the Company’s major state and local jurisdictions, tax years 2002 through 2006 are subject to examination.

NOTE 10 –	Commitments and Contingencies

Legal Proceedings
On June 7, 2007, the Company filed a complaint (the “Complaint”) against Wheeling-Pittsburgh Steel Corporation (“WPSC”) in the Supreme Court of the State of New York County of New York. The Complaint arises from a series of purchase orders (the “Purchase Orders”) issued by WPSC to the Company beginning on or about February 20, 2007, for the purchase, shipment and delivery from the Company to WPSC of specified quantities and types of scrap metal. In the Complaint, the Company is seeking damages for the breach, anticipatory breach, wrongful rejection and repudiation of the Purchase Orders based on the following WPSC actions: (1) WPSC accepted delivery without objection of approximately $31 million worth of scrap metal sold to it by the Company but has failed to make payment for those goods when due; (2) by its conduct, WPSC has indicated its intention not to pay for an additional amount of approximately $8 million in scrap metal purchased by it but where payment will be coming due shortly; and (3) WPSC has blanket rejected scrap metal as nonconforming, in some cases even before the scrap metal was delivered and inspected, and without giving the Company an opportunity to cure any goods alleged by WPSC to be nonconforming as required by the Purchase Orders and the Uniform Commercial Code. Stated in terms of tonnage, the Compliant alleges that WPSC has rejected and/or repudiated agreed Purchase Orders for approximately 86,400 tons of scrap metal, of which 76,800 tons had not yet been shipped or which is in route to WPSC and 9,600 tons of which the Company has already delivered to WPSC, in addition to the approximately 16,000 tons of scrap metal previously rejected. The damages being sought includes the contractual price of the goods, plus incidental damages, costs and disbursements of the action, prejudgment interest and such other relief as may be just and proper.

In a related matter, on June 7, 2007, the Company filed a notice of motion for summary judgment in lieu of a complaint (the “Notice”) against Esmark Incorporated, Sun Steel Company LLC, Century Steel Company LLC, North American Steel Company LLC, Great Western Steel Company LLC, Electric Coating Technologies Bridgeview LLC, U.S. Metals & Supply LLC, Miami Valley Steel Service, Inc., Premier Resource Group LLC, Independent Steel Company LLC, Electric Coating Technologies LLC, Esmark Realty LLC, Century Steel Realty LLC, Great Western Realty LLC, Isco Realty LLC, Miami Valley Realty LLC, Sun Steel Realty LLC, U.S. Metals Realty LLC (collectively, “Esmark”) in the Supreme Court of the State of New York County of New York. The Company entered into an unconditional guaranty agreement (the “Guaranty”) with Esmark pursuant to which Esmark agreed to unconditionally, jointly and severally guarantee all money owing to the Company under the Purchase Orders with WPSC without monetary limit. Therefore, the Company filed the Notice to seek payment of approximately $31 million (reduced to approximately $28 million on July 10, 2007 to reflect interim payments) currently past due under Purchase Orders pursuant to the express terms and

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

conditions of the Guaranty, together with interest, expenses and reasonable attorneys’ fees. The Company intends to seek additional monies, together with interest, expenses and attorneys’ fees, as payments become due and owing in the ordinary course.

The Company intends to vigorously pursue its rights and remedies directly against WPSC and against Esmark from the unlimited and unrepudiated Guaranty, but there can be no assurance as to the outcome of these actions or their effect on the Company’s financial condition or results of operations.

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On April 29, 1998, Metal Management Midwest, Inc. (“MM-Midwest”), a subsidiary of the Company, acquired substantially all of the operating assets of 138 Scrap, Inc. (“138 Scrap”) that were used in its scrap metal recycling business. Most of these assets were located at a recycling facility in Riverdale, Illinois (the “Facility”). On March 12, 2007, the Village of Riverdale filed suit against numerous third parties, including MM-Midwest, in the United States District Court – Northern District of Illinois. The suit alleges, among other things, that the release or disposal of hazardous substances within the meaning of CERCLA has occurred at an approximately 57 acre property in the Village of Riverdale (which includes the 8.8 acre Facility that was leased by MM-Midwest until December 31, 2003). At this stage, the Company cannot predict MM-Midwest’s potential liability, if any, in connection with such lawsuit or any required remediation. The Company believes that MM-Midwest has meritorious defenses to certain of the claims outlined in the suit and MM-Midwest intends to vigorously defend itself. In addition, although the Company believes that it would be entitled to indemnification from the prior owner of 138 Scrap for some or all of the obligations that may be imposed on MM-Midwest in connection with this matter under the agreement governing its purchase of the operating assets of 138 Scrap, the Company cannot provide assurances that the prior owner will have sufficient resources to fund any indemnifiable claims to which the Company may be entitled.

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 –	Stockholders’ Equity

The Company is authorized to issue, in one or more series, up to a maximum of 2,000,000 shares of preferred stock. The Company has not issued any shares of preferred stock. The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share.

Stock Repurchase Program
On September 8, 2006, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to 2.7 million shares of its common stock. Under the Credit Agreement, the Company is permitted to spend up to $100 million for the purchase of its common stock during the term of the Credit Agreement. During the three months ended June 30, 2007, the Company did not repurchase any of its common stock under the stock repurchase program. Through June 30, 2007, the Company had purchased 1.5 million shares of its common stock under this stock repurchase program at a cost of approximately $49.9 million, or at an average cost of $33.25 per share. The stock repurchase program has no expiration date but may be terminated at any time by the Board of Directors.

Stock Based Compensation
The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the service period, net of forfeitures. The fair value of restricted stock is determined based on the number of shares granted and the grant date fair value of the Company’s common stock. The fair value of the stock options and shares granted under the employee stock purchase plan is determined using the Black-Scholes valuation model.

In the three months ended June 30, 2007 and 2006, the Company recognized $1.7 million and $1.4 million, respectively, of stock-based compensation for the cost of stock options, restricted stock and shares issued under the employee stock purchase plan.

As of June 30, 2007, there was $1.2 million and $14.6 million of unrecognized compensation cost related to nonvested stock options and nonvested restricted stock, respectively, which is expected to be recognized over a period of .75 years and 1.3 years, respectively.

This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metal Management, Inc. (herein, “Metal Management,” the “Company,” “we,” “us,” “our” or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended March 31, 2007, as the same may be amended from time to time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included under Item 1 of this Report. In addition, reference should be made to the audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K (“Annual Report”) for the year ended March 31, 2007 (“fiscal 2007”).

Overview and Industry
We are one of the largest domestic scrap metal recycling companies with 53 facilities in 17 states. We enjoy leadership positions in many markets, such as Birmingham, Chicago, Cleveland, Denver, Detroit, Hartford, Houston, Memphis, Mississippi, Newark, New Haven, Phoenix, Pittsburgh, Salt Lake City, Toledo and Tucson. Through two joint venture investments, we also have operations in Albany and Nashville. We operate in one reportable segment, the scrap metal recycling industry.

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

The markets for scrap metals are highly competitive, both in the purchase of unprocessed scrap and the sale of processed scrap. With regard to the purchase of unprocessed scrap, we compete with numerous independent recyclers, as well as smaller scrap companies engaged only in collecting industrial scrap. In many cases we also purchase unprocessed scrap metal from smaller scrap dealers and other processors. Successful procurement of materials is determined primarily by the price offered by the purchaser for the unprocessed scrap and the proximity of our processing facility to the source of the unprocessed scrap. With regard to the sale of processed scrap, we compete in a global market. Competition for sales of processed scrap is based primarily on the price and quality of the scrap metals, the level of service provided in terms of reliability and timing of delivery, and availability of scrap and scrap substitutes. We believe that our ability to process substantial volumes, access to multiple modes of transportation systems, deliver a broad product line to consumers, collect and sell scrap in regional, national and international markets, and to provide other value-added services to our customers offers us a competitive advantage.

We face potentially greater competition for sales of processed scrap from producers of steel products, such as integrated steel mills and mini-mills, if more or larger steel mills vertically integrate by entering the scrap metals recycling business or by attempting to secure scrap supply through direct purchasing from our suppliers. Certain steel manufacturers currently operate scrap yards. Many of these producers have substantially greater financial, marketing and other resources. Scrap metals processors also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability and relative prices of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap and could result in lower prices and/or lower demand for our products.

Recent Events
On May 21, 2007, we acquired substantially all of the assets of Mars Industries, Inc. (“Mars”) for approximately $43.3 million. Mars is a full-service scrap metal recycler located in Detroit. The purchase price consisted of $42.8 million in cash and $0.5 million in transaction costs. The purchase price is subject to a post-closing working capital adjustment which will be determined in August 2007.

On June 7, 2007, we filed a complaint against Wheeling-Pittsburgh Steel Corporation (“WPSC”) in the Supreme Court of the State of New York County of New York. The complaint arises from a series of purchase orders issued by WPSC to us beginning on or about February 20, 2007, for the purchase, shipment and delivery to WPSC of specified quantities and types of scrap metal. In the complaint, we are seeking damages for the breach, anticipatory breach, wrongful rejection and repudiation of the purchase orders totaling approximately $28 million worth of scrap metal for which WPSC has failed to make payment when due.

Results of Operations
Our operating results for the three months ended June 30, 2007 reflected lower profitability than the three months ended June 30, 2006 due to sequentially lower ferrous scrap prices in the three months ended June 30, 2007 and the impact of remarketing our ferrous scrap which was originally sold to WPSC (see discussion under “Recent Events” above). We believe ferrous scrap prices declined in April and May 2007 due to weaker demand from export markets and a relative weakness in the U.S. steel industry. Weakness in the domestic ferrous markets was mitigated by generally strong demand and pricing for non-ferrous metals. In the three months ended June 30, 2007, we generated net sales of $654.1 million, pre-tax income of $35.9 million and net income of $22.7 million. In the three months ended June 30, 2006, we generated net sales of $495.9 million, pre-tax income of $73.2 million and net income of $44.9 million, which included a one time gain of approximately $16 million after tax on the sale of a joint venture interest.

In the three months ended June 30, 2007, our ferrous margins were impacted by a sharp decline in ferrous scrap metals prices. After achieving record results in fiscal 2007, the market for ferrous scrap metals weakened in the months of April and May 2007, causing prices for certain grades of ferrous scrap to decline by approximately $85 per ton, before stabilizing in June 2007.

Non-ferrous margins were strong in the three months ended June 30, 2007 due to favorable pricing and demand for non-ferrous metals. Demand for industrial based metals, such as aluminum and copper, was strong in the three months ended June 30, 2007. Although pricing for nickel-based scrap, such as stainless steel, was favorable, demand in the U.S. was generally weaker in the three months ended June 30, 2007 causing a buildup in our stainless steel inventories. Nickel prices began to decline in the three months ended June 30, 2007 and remain weak.

The following table sets forth selected statement of operations and sales volume data for the three months ended June 30, 2007 and 2006.

Consolidated Statement of Operations ($ in thousands:)

	Three Months Ended June 30,
	2007	%	2006	%

Sales by commodity:
Ferrous metals	$406,327	62.1%	$295,504	59.6%
Non-ferrous metals	208,911	31.9	175,647	35.5
Brokerage – ferrous	33,215	5.1	15,963	3.2
Brokerage – non-ferrous	1,014	0.2	3,667	0.7
Other	4,586	0.7	5,131	1.0

Net sales	654,053	100.0%	495,912	100.0%
Cost of sales (excluding depreciation)	583,878	89.3	422,921	85.2
General and administrative expense	25,427	3.9	20,872	4.2
Depreciation and amortization expense	8,270	1.2	6,847	1.4
Severance and other charges	0	0.0	442	0.1

Operating Income	36,478	5.6	44,830	9.1
Income from joint ventures	717	0.1	1,860	0.4
Interest expense	(1,461)	0.2	(322)	0.1
Interest and other income, net	119	0.0	431	0.1
Gain on sale of joint venture interest	0	0.0	26,362	5.3

Pre-tax income	35,853	5.5	73,161	14.8
Provision for income taxes	13,114	2.0	28,272	5.7

Net income	$22,739	3.5%	$44,889	9.1%

Sales volume by commodity	2007	2006
(In thousands):

Ferrous metals (tons)	1,274	1,072
Non-ferrous metals (lbs.)	119,601	125,621
Brokerage – ferrous (tons)	109	83
Brokerage – non-ferrous (lbs.)	969	1,856

Net Sales
Consolidated net sales increased by $158.2 million (31.9%) to $654.1 million in the three months ended June 30, 2007 compared to $495.9 million in the three months ended June 30, 2006. The increase was primarily due to higher average selling prices for both ferrous and non-ferrous material and higher ferrous sales volumes when compared to the three months ended June 30, 2006.

Ferrous Sales
Ferrous sales increased by $110.8 million (37.5%) to $406.3 million in the three months ended June 30, 2007 compared to $295.5 million in the three months June 30, 2006. The increase was due to higher average selling prices which increased by $43 per ton (15.7%) to $319 per ton compared to $276 per ton in the three months ended June 30, 2006. In addition, sales volumes increased by 202,000 tons (18.8%) to 1.3 million tons in the three months ended June 30, 2007 compared to 1.1 million tons in the three months ended June 30, 2006.

The increase in selling prices for ferrous scrap is evident in data published by the American Metal Market (“AMM”). According to AMM, the average price for #1 Heavy Melting Steel Scrap – Chicago (which is a common indicator for ferrous scrap) was approximately $267 per ton in the three months ended June 30, 2007 compared to $248 per ton in the three months ended June 30, 2006. Our average ferrous selling prices are also impacted by the amount of ferrous scrap sold on a destination basis where our selling price includes freight costs. In the three months ended June 30, 2007, we had more destination-based ferrous sales (mainly export sales) compared to the three months ended June 30, 2006.

The increase in sales volumes was primarily due to additional tons sold to international markets. In the three months ended June 30, 2007, we exported 421,000 tons of ferrous scrap compared to 135,000 tons in the three months ended June 30, 2006. Recent acquisitions also contributed to increased scrap flows but not significantly.

Non-ferrous Sales
Non-ferrous sales increased by $33.3 million (18.9%) to $208.9 million in the three ended June 30, 2007 compared to $175.6 million in the three months ended June 30, 2006. The increase was primarily due to higher average selling prices offset in part by lower shipment volumes. In the three months ended June 30, 2007, the average selling price for non-ferrous products increased by approximately $0.35 per pound (25.0%) to $1.75 per pound, while non-ferrous unit shipments decreased by 6.0 million pounds (4.8%) compared to the three months ended June 30, 2006. The decline in unit shipments was primarily due to weak demand in the U.S. for stainless steel requiring us to accumulate stainless steel inventories for an export shipment that occurred in July 2007.

Our non-ferrous operations have benefited from rising prices for aluminum and stainless steel (nickel base metal) in the three months ended June 30, 2007. The increase in non-ferrous prices is evident in data published by the London Metals Exchange (“LME”). According to LME data, average aluminum and nickel prices were 4.1% and 140.7% higher, respectively, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Our non-ferrous sales are also impacted by the mix of non-ferrous metals sold. Generally, prices for copper are higher than prices for aluminum and stainless steel. In addition, the amount of high-temperature alloys that we sell, and the selling prices for these metals, will impact our non-ferrous sales as prices for these metals are generally higher than other non-ferrous metals.

Brokerage Sales
Brokerage ferrous sales increased by $17.2 million (108.1%) to $33.2 million in the three months ended June 30, 2007 compared to $16.0 million in the three months ended June 30, 2006. The increase was due to higher brokered ferrous sales volumes which increased by 26,000 tons (31.3%), and higher average ferrous brokered selling prices which increased by $112 per ton (58.4%) compared to the three months ended June 30, 2006. The average selling prices for brokered ferrous metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. The volume of ferrous brokerage shipments varies with our export strategies that change from quarter to quarter. Prompt industrial grades of ferrous scrap metal are generally associated with higher unit prices.

Brokerage non-ferrous sales decreased by $2.7 million (72.3%) to $1.0 million in three months ended June 30, 2007 compared to $3.7 million in three months ended June 30, 2006. The decrease was due to lower brokered non-ferrous sales volumes which decreased by 0.9 million pounds (47.8%), and lower average selling prices which decreased by $0.92 per pound (46.7%) compared to the three months ended June 30, 2006. Margins associated with brokered non-ferrous metals are narrow so variations in this product category are not as significant to us as variations in other product categories. The average selling prices for brokered non-ferrous sales can vary greatly based on product mix.

Other Sales
Other sales are primarily derived from our stevedoring and bus dismantling operations. Stevedoring is a fee for service business primarily associated with our dock operations at Port Newark terminal. The decrease in other sales in the three months ended June 30, 2007 was a result of lower stevedoring service based revenue.

Cost of Sales (excluding depreciation)
Cost of sales consists of material costs, freight costs and processing expenses. Cost of sales increased by $161.0 million (38.1%) to $583.9 million in the three months ended June 30, 2007 compared to $422.9 million in the three months ended June 30, 2006. The increase was primarily due to higher material costs, which increased by $136.0 million (39.0%), higher freight costs and increased processing expenses.

Freight costs were higher by $19.8 million (67.6%) due to a higher percentage of sales made on delivered contracts and additional freight and demurrage costs incurred as a result of remarketing ferrous scrap metal that was originally sold to WPSC (see discussion under “Recent Events” above). Processing costs increased by $5.2 million (11.7%) due to higher labor, fuel and operating lease costs. A portion of the increase in cost of sales was also due to recent acquisitions.

General and Administrative Expense
General and administrative expense was $25.4 million in the three months ended June 30, 2007 compared to $20.9 million in the three months ended June 30, 2006. The increase of $4.5 million (21.8%) was primarily due to higher compensation expense ($2.9 million) and professional fees ($0.9 million).

The increase in compensation expense was primarily due to higher salary expense, as a result of an increase in headcount associated with recent acquisitions and higher stock-based compensation expense. Professional fees increased due to higher legal expenses associated in part with the WPSC lawsuit.

Depreciation and Amortization Expense
In the three months ended June 30, 2007, depreciation expense and amortization expense was $7.6 million and $0.7 million, respectively, compared to depreciation expense and amortization expense of $6.4 million and $0.4 million, respectively, in the three months ended June 30, 2006.

The increase in depreciation expense was due to the significant capital investments we have made in the last three years as well as depreciation expense associated with fixed assets acquired in connection with recent acquisitions. The increase in amortization expense was a result of intangible assets associated with recent acquisitions. In the three months ended June 30, 2007, depreciation and amortization expense increased by $0.8 million due to recent acquisitions.

Severance and Other Charges
In the three months ended June 30, 2006, we recognized severance and other charges of approximately $0.4 million related to the termination of a former Executive Vice President.

Income from Joint Ventures
Income from joint ventures was $0.7 million in the three months ended June 30, 2007 compared to $1.9 million in the three months ended June 30, 2006. The decrease was due to the sale of our 28.5% interest in Southern Recycling, LLC (“Southern”) in April 2006. We recognized $1.0 million of joint venture income from Southern in the three months ended June 30, 2006. We currently have a 50% ownership interest in three joint ventures.

Interest Expense
Interest expense was $1.5 million in the three months ended June 30, 2007 compared to $0.3 million in the three months ended June 30, 2006. The increase was due to interest paid in connection with borrowings under our credit agreement. At June 30, 2006, we had no borrowings outstanding under the credit agreement. See “Liquidity and Capital Resources” below for a more detailed discussion of the increase in borrowings.

Interest and Other Income
Interest and other income was $0.1 million in the three months ended June 30, 2007 compared to $0.4 million in three months ended June 30, 2006. The decrease was due to lower dividend and interest income as a result of less cash and short-term investments in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Gain on Sale of Joint Venture Interest
On April 28, 2006, we and our joint venture partner in Southern sold our membership interests to a third party for $161.4 million in cash. Based upon our ownership interest, we received $46.0 million in cash from the sale proceeds. We recorded a pre-tax gain from the sale of our ownership interest of $26.4 million in the three months ended June 30, 2006.

Income Taxes
In the three months ended June 30, 2007, we recognized income tax expense of $13.1 million, resulting in an effective tax rate of approximately 36.6%. In the three months ended June 30, 2006, our income tax expense was $28.3 million resulting in an effective tax rate of 38.6%. The lower effective tax rate was primarily due to a reduction in the liability for uncertain tax positions as a result of a change in facts and estimates for uncertain state tax positions. The effective tax rate differs from the federal statutory rate mainly due to state taxes and permanent tax items.

Net Income
Net income was $22.7 million in the three months ended June 30, 2007 compared to $44.9 million in the three months ended June 30, 2006. Net income decreased due to lower ferrous margins, higher processing costs and increased general and administrative expenses in the three months ended June 30, 2007 and the one-time gain of $16 million, after tax, recognized on the sale of our ownership interest in Southern in the three months ended June 30, 2006.

Liquidity and Capital Resources
Our sources of liquidity include cash and cash equivalents, collections from customers and borrowings under our credit agreement. Cash and cash equivalents totaled $22.2 million at June 30, 2007, an increase of $12.9 million from March 31, 2007. We believe these sources are adequate to fund operating expenses and related liabilities, planned capital expenditures and acquisitions, the payment of cash dividends to stockholders and our stock repurchase program.

We have a $300 million secured five-year revolving credit and letter of credit facility, with a maturity date of May 1, 2011 (“Credit Agreement”). Pursuant to the Credit Agreement, we pay a fee on the undrawn portion of the facility that is determined by the leverage ratio. Significant covenants under the Credit Agreement include the satisfaction of a leverage ratio and interest coverage ratio. The Credit Agreement permits capital expenditures of $85 million for the year ending March 31, 2008. In addition, the Credit Agreement limits the amount we can spend on stock repurchases to $100 million during the term of the Credit Agreement. We satisfied all of our covenants under the Credit Agreement as of June 30, 2007. The Credit Agreement provides for interest rates based on variable rates tied to the prime rate plus or minus a margin or the London Interbank Offered Rate (“LIBOR”) plus a margin. The margin is based on our leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters.

At June 30, 2007, our total indebtedness was $95.1 million, of which $93.2 million was outstanding under the Credit Agreement. At March 31, 2007, we had no borrowings outstanding on the Credit Agreement. Total unused borrowings under the Credit Agreement were approximately $200.0 million and $293.1 million at June 30, 2007 and March 31, 2007, respectively. Borrowings in the three months ended June 30, 2007 increased primarily to fund the purchase of Mars, capital expenditures, and working capital changes since March 31, 2007.

Cash Flows
The following sets forth our cash flows (in thousands):

	Three Months Ended
	June 30,	June 30,
	2007	2006

Net cash used in operating activities	$(21,011)	$(36,720)
Net cash provided by (used in) investing activities	$(55,539)	$9,577
Net cash provided by financing activities	$89,427	$4,743

Operating Activities
Net cash used in operating activities decreased in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to lower investments in working capital. The decrease in working capital investments was mainly due to (1) higher cash flow from accounts receivable collections in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to a reduction in days sales outstanding, (2) a decrease in cash used for inventories in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to lower ferrous scrap prices, and (3) an increase in cash used for accounts payable in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to lower purchase prices for scrap metal.

Investing Activities
Net cash used in investing activities increased in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. In the three months ended June 30, 2007, we used $42.8 million of cash for the acquisition of Mars and invested $12.9 million of cash for capital expenditures. In the three months ended June 30, 2006, we received $46.0 million of cash from the sale of our ownership interest in Southern and $20.0 million of cash from the sale of short-term investments. These cash proceeds were used, in part, for acquisitions of $28.2 million and capital expenditures of $26.5 million.

Financing Activities
Net cash provided by financing activities increased in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase was due to $90.7 million of borrowings which were used to fund working capital changes, acquisitions and capital expenditures. We paid cash dividends of $1.9 million and $2.0 million in the three months ended June 30, 2007 and 2006, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations and Other Commitments
Off-Balance Sheet Arrangements
Other than operating leases, we do not have any significant off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, results of operations or cash flows. We enter into operating leases for new equipment due to favorable financing terms. These operating leases are attractive to us since the implied interest rates are sometimes lower than interest rates under the Credit Agreement. We expect to selectively use operating leases for new equipment as required by our operations.

Contractual Obligations
In our Annual Report for fiscal 2007, we disclosed our contractual obligations. There have been no material changes to contractual obligations other than an increase in total debt to $95.1 million at June 30, 2007 compared to $0.2 million at March 31, 2007. The increase in total debt was due to borrowings under our Credit Agreement as described above under “Liquidity and Capital Resources.” In addition, see “Note 9 – Income Taxes” in the notes to the consolidated financial statements regarding potential obligations related to uncertain tax positions that we believe may be settled in the next twelve months.

Other Commitments
We are required to make contributions to our defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA).

However, due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount of pension plan asset returns, we are not able to reasonably estimate the amount of future required contributions beyond fiscal 2008. Our minimum required pension contributions for fiscal 2008 are approximately $0.9 million, of which we paid $0.2 million in the three months ended June 30, 2007.

We also enter into letters of credit in the ordinary course of operating and financing activities. As of July 15, 2007, we had outstanding letters of credit of $6.9 million, much of which is securing insurance policies.

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

Income Taxes
On April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. See “Note 9 – Income Taxes” in the notes to the consolidated financial statements regarding the impact of the adoption of FIN 48.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial risk resulting from fluctuations in interest rates and commodity prices. We seek to minimize these risks through regular operating and financing activities. We do not use derivative financial instruments. Refer to Item 7A of our Annual Report.

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

Based upon this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective, as of June 30, 2007, to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow for timely decisions regarding disclosure.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 7, 2007, we filed a complaint (the “Complaint”) against Wheeling-Pittsburgh Steel Corporation (“WPSC”) in the Supreme Court of the State of New York County of New York. The Complaint arises from a series of purchase orders (the “Purchase Orders”) issued by WPSC to us beginning on or about February 20, 2007, for the purchase, shipment and delivery from us to WPSC of specified quantities and types of scrap metal. In the Complaint, we are seeking damages for the breach, anticipatory breach, wrongful rejection and repudiation of the Purchase Orders based on the following WPSC actions: (1) WPSC accepted delivery without objection of approximately $31 million worth of scrap metal sold by us but has failed to make payment for those goods when due; (2) by its conduct, WPSC has indicated its intention not to pay for an additional amount of approximately $8 million in scrap metal purchased by it but where payment will be coming due shortly; and (3) WPSC has blanket rejected scrap metal as nonconforming, in some cases even before the scrap metal was delivered and inspected, and without giving us an opportunity to cure any goods alleged by WPSC to be nonconforming as required by the Purchase Orders and the Uniform Commercial Code. Stated in terms of tonnage, the Compliant alleges that WPSC has rejected and/or repudiated agreed Purchase Orders for approximately 86,400 tons of scrap metal, of which 76,800 tons had not yet been shipped or which is en route to WPSC and 9,600 tons of which we already delivered to WPSC, in addition to the approximately 16,000 tons of scrap metal previously rejected. The damages being sought includes the contractual price of the goods, plus incidental damages, costs and disbursements of the action, prejudgment interest and such other relief as may be just and proper.

In a related matter, on June 7, 2007, we filed a notice of motion for summary judgment in lieu of a complaint (the “Notice”) against Esmark Incorporated, Sun Steel Company LLC, Century Steel Company LLC, North American Steel Company LLC, Great Western Steel Company LLC, Electric Coating Technologies Bridgeview LLC, U.S. Metals & Supply LLC, Miami Valley Steel Service, Inc., Premier Resource Group LLC, Independent Steel Company LLC, Electric Coating Technologies LLC, Esmark Realty LLC, Century Steel Realty LLC, Great Western Realty LLC, Isco Realty LLC, Miami Valley Realty LLC, Sun Steel Realty LLC, U.S. Metals Realty LLC (collectively, “Esmark”) in the Supreme Court of the State of New York County of New York. We entered into an unconditional guaranty agreement (the “Guaranty”) with Esmark pursuant to which Esmark agreed to unconditionally, jointly and severally guarantee all money owing to us under the Purchase Orders with WPSC without monetary limit. Therefore, we filed the Notice to seek payment of approximately $31 million (reduced to approximately $28 million on July 10, 2007 to reflect interim payments) currently past due under Purchase Orders pursuant to the express terms and conditions of the Guaranty, together with interest, expenses and reasonable attorneys’ fees. We intend to seek additional monies, together with interest, expenses and attorneys’ fees, as payments become due and owing in the ordinary course.

We intend to vigorously pursue our rights and remedies directly against WPSC and against Esmark from the unlimited and unrepudiated Guaranty, but there can be no assurance as to the outcome of these actions or their effect on our financial condition or results of operations.

Item 1A.	Risk Factors.

Our Annual Report includes a detailed discussion of risk factors that could adversely affect our business, results of operations and financial condition. There have been no material changes to our risk factors included in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Common Stock
In the three months ended June 30, 2007, we sold 5,000 shares of our common stock pursuant to an exercise of warrants held by an employee. The exercise price for the warrants was $6.00 per share. We received proceeds of $30.0 thousand from the sales. The sales are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the grant of warrants, and the issuance of shares of common stock upon exercise of such warrants, were made to a limited number of our employees without public solicitation.

Issuer Purchases of Equity Securities
On September 8, 2006, our Board of Directors authorized a stock repurchase program for up to 2.7 million shares of our common stock. The stock repurchase program does not have an expiration date but may be terminated by the Board of Directors at any time. Our Credit Agreement limits stock repurchases to $100 million during the term of the Credit Agreement.

In the three months ended June 30, 2007, we did not purchase any shares of our common stock in the open market pursuant to the stock repurchase program. In the three months ended June 30, 2007, we purchased 15,094 shares of common stock, at an average price of $48.26 per share, from our employees in connection with the settlement of income tax withholding obligations arising from the vesting of restricted stock.

Item 6.	Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 29, 2001 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001).
3.2	Amended and Restated By-Laws of the Company adopted as of April 29, 2003 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).
4.1	Amended and Restated Credit Agreement, dated as of May 9, 2006, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle Bank National Association, in its capacity as agent for the lenders (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 9, 2006).
4.2	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of October 13, 2006, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle Bank National Association, in its capacity as agent for the lenders (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated October 13, 2006).
4.2	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of January 12, 2007, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, the lenders (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated January 12, 2007).
4.3	Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of May 21, 2007, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle Bank National Association, in its capacity as agent for the lenders (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).
31.1	Certification of Daniel W. Dienst pursuant to Section 240.13a-14(a) and Section 240.15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert C. Larry pursuant to Section 240.13a-14(a) and Section 240.15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Daniel W. Dienst and Robert C. Larry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 2, 2007