Form 10-Q
period 2007-09-30
METAL MANAGEMENT INC
filed 2007-11-06
CIK 795665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐           No ☒

As of October 30, 2007, the registrant had 26,050,153 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

METAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net sales	$715,155	$584,708	$1,369,208	$1,080,620

Operating expenses:
Cost of sales (excluding depreciation)	643,047	507,263	1,226,925	930,184
General and administrative	28,043	22,775	53,470	43,647
Depreciation and amortization	9,461	7,344	17,731	14,191
Merger expenses	2,588	0	2,588	0
Severance and other charges	701	0	701	442

Operating income	31,315	47,326	67,793	92,156

Income from joint ventures	942	554	1,659	2,414
Interest expense	(1,498)	(284)	(2,959)	(606)
Interest and other income, net	140	513	259	944
Gain on sale of joint venture interest	0	0	0	26,362

Income before income taxes	30,899	48,109	66,752	121,270
Provision for income taxes	13,136	19,036	26,250	47,308

Net income	$17,763	$29,073	$40,502	$73,962

Earnings per share:
Basic	$0.70	$1.11	$1.61	$2.86

Diluted	$0.69	$1.09	$1.58	$2.79

Cash dividends declared per share	$0.075	$0.075	$0.15	$0.15

Weighted average common shares outstanding:
Basic	25,235	26,089	25,197	25,834

Diluted	25,618	26,581	25,603	26,489

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,	March 31,
	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$13,996	$9,354
Accounts receivable, net	232,984	227,397
Inventories	180,807	191,301
Deferred income taxes	5,678	5,544
Prepaid income taxes	1,270	0
Prepaid expenses and other assets	13,406	12,132

Total current assets	448,141	445,728
Property and equipment, net	216,516	187,124
Goodwill	27,263	14,766
Intangible assets, net	27,543	13,267
Deferred income taxes, net	10,325	10,437
Investments in joint ventures	22,151	20,760
Other assets	3,072	3,441

Total assets	$755,011	$695,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$643	$46
Accounts payable	170,601	177,747
Income taxes payable	0	12,271
Other accrued liabilities	36,548	35,482

Total current liabilities	207,792	225,546
Long-term debt, less current portion	31,186	160
Other liabilities	9,114	4,987

Total long-term liabilities	40,300	5,147
Stockholders’ equity:
Preferred stock	0	0
Common stock	276	271
Additional paid-in capital	207,727	201,577
Accumulated other comprehensive loss	(1,958)	(2,008)
Retained earnings	352,129	315,517
Treasury stock, at cost	(51,255)	(50,527)

Total stockholders’ equity	506,919	464,830

Total liabilities and stockholders’ equity	$755,011	$695,523

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended
	September 30,	September 30,
	2007	2006

Cash flows from operating activities:
Net income	$40,502	$73,962
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	17,731	14,191
Deferred income taxes	389	592
Income from joint ventures	(1,659)	(2,277)
Gain on sale of joint venture interest	0	(26,362)
Distribution of earnings from joint ventures	30	8,548
Stock-based compensation expense	4,473	3,159
Excess tax benefits from stock-based awards	(1,031)	(60)
Other	106	965
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	9,698	(9,439)
Inventories	17,912	(57,662)
Other assets	(2,177)	(4,390)
Accounts payable	(10,962)	26,127
Income taxes payable	(3,293)	14,434
Other liabilities	(5,424)	(7,776)

Net cash provided by operating activities	66,295	34,012

Cash flows from investing activities:
Purchases of property and equipment	(31,686)	(36,022)
Proceeds from sale of property and equipment	540	979
Acquisitions, net of cash acquired	(54,999)	(28,299)
Purchases of short-term investments	0	(95,150)
Proceeds from sale of short-term investments	0	103,650
Proceeds from sale of joint venture interest	0	46,005
Other	120	(1,200)

Net cash used in investing activities	(86,025)	(10,037)

Cash flows from financing activities:
Issuances of long-term debt	392,876	10,373
Repayments of long-term debt	(365,472)	(11,310)
Issuance of common stock	555	8,205
Repurchase of common stock	(728)	(13,937)
Excess tax benefits from stock-based awards	1,031	60
Cash dividends paid to stockholders	(3,890)	(3,993)
Fees paid to issue long-term debt	0	(608)

Net cash provided by (used in) financing activities	24,372	(11,210)

Net increase in cash and cash equivalents	4,642	12,765
Cash and cash equivalents at beginning of period	9,354	37,717

Cash and cash equivalents at end of period	$13,996	$50,482

Supplemental disclosures of cash flow information:
Cash interest paid	$2,593	$378

Cash income taxes paid, net of refunds	$30,499	$32,358

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total

Balance at March 31, 2007	27,129	$271	(1,516)	$(50,527)	$201,577	$(2,008)	$315,517	$464,830
Net income	0	0	0	0	0	0	40,502	40,502
Amortization of pension costs, net of tax	0	0	0	0	0	50	0	50

Total comprehensive income								40,552
Exercise of stock options and warrants	30	0	0	0	255	0	0	255
Issuance of restricted stock, net of cancellations	409	4	0	0	(4)	0	0	0
Issuance of stock under employee stock purchase plan	9	1	0	0	299	0	0	300
Tax benefit related to equity compensation	0	0	0	0	1,092	0	0	1,092
Stock-based compensation expense	0	0	0	0	4,473	0	0	4,473
Repurchase of common stock	0	0	(15)	(728)	0	0	0	(728)
Cash dividends paid to stockholders	0	0	0	0	0	0	(3,890)	(3,890)
Other	0	0	0	0	35	0	0	35

Balance at September 30, 2007	27,577	$276	(1,531)	$(51,255)	$207,727	$(1,958)	$352,129	$506,919

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenues by product category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Ferrous metals	$486,519	$350,607	$892,846	$646,111
Non-ferrous metals	176,040	200,377	384,951	376,024
Brokerage – ferrous	46,369	26,941	79,584	42,904
Brokerage – non-ferrous	1,784	1,807	2,798	5,474
Other	4,443	4,976	9,029	10,107

Net sales	$715,155	$584,708	$1,369,208	$1,080,620

Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial statements.

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

NOTE 2 –	Merger Transaction

On September 24, 2007, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Sims Group Limited, a corporation organized under the laws of Victoria, Australia (“Sims”). Under the terms of the Merger Agreement, each outstanding share of the Company’s common stock will be converted into the right to receive 2.05 American Depositary Shares of Sims (“Sims ADSs”), with each Sims ADS representing one ordinary share of Sims. All outstanding options to purchase shares of the Company’s common stock will be converted into options to purchase shares of Sims ADS, as adjusted for the exchange ratio. Under certain circumstances, if the Merger Agreement is terminated, the Company or Sims may be required to pay the other party a termination fee of $25.0 million.

The consummation of the merger is subject to a number of customary closing conditions, including, but not limited to, approval by the Company’s shareholders. Pending all requisite approvals, the parties expect to close the merger in the first quarter of calendar 2008 but no assurance can be provided with respect to the timing or consummation of the merger with Sims. On October 30, 2007, the Company received notification from the Federal Trade Commission that it had granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The terms of the Merger Agreement also include certain restrictions or limitations on future transactions of the Company prior to the closing of the merger, including acquisitions or dispositions, additional borrowings, issuance of equity and changes in employee benefit plans. The terms of certain of the Company’s contracts, employee benefit arrangements and debt agreements have provisions that will result in changes to the terms or settlement amounts upon a change in control of the Company.

In the three months ended September 30, 2007, the Company incurred costs associated with the merger of approximately $2.6 million consisting primarily of legal, accounting and investment banking fees.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The computation of basic and diluted earnings per share is as follows (in thousands, except for per share amounts):

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Numerator:
Net income	$17,763	$29,073	$40,502	$73,962

Denominator:
Weighted average common shares outstanding, basic	25,235	26,089	25,197	25,834
Incremental common shares attributable to dilutive stock options and warrants	160	167	170	344
Incremental common shares attributable to unvested restricted stock	223	325	236	311

Weighted average common shares outstanding, diluted	25,618	26,581	25,603	26,489

Basic income per share	$0.70	$1.11	$1.61	$2.86

Diluted income per share	$0.69	$1.09	$1.58	$2.79

In both the three and six months ended September 30, 2007, the assumed conversion of 0.1 million stock options were excluded from the diluted earnings per share calculation. In both the three and six months ended September 30, 2006, the assumed conversion of 0.3 million stock options were excluded from the diluted earnings per share calculation. These stock options were excluded from the diluted earnings per share calculation as their inclusion would have been anti-dilutive.

NOTE 4 –	Balance Sheet Information

Inventories
Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following (in thousands):

	September 30,	March 31,
	2007	2007

Ferrous metals	$83,020	$108,553
Non-ferrous metals	97,624	82,538
Other	163	210

	$180,807	$191,301

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and Equipment
Property and equipment consists of the following (in thousands):

	September 30,	March 31,
	2007	2007

Land and improvements	$64,312	$52,646
Buildings and improvements	36,039	29,679
Operating machinery and equipment	175,453	151,296
Automobiles and trucks	19,262	15,720
Furniture, office equipment and software	7,348	6,408
Construction in progress	24,326	27,154

	326,740	282,903
Less – accumulated depreciation	(110,224)	(95,779)

	$216,516	$187,124

Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	September 30,	March 31,
	2007	2007

Accrued employee compensation and benefits	$16,116	$25,771
Accrued insurance	6,676	5,186
Other	13,756	4,525

	$36,548	$35,482

Accrued Severance and Other Charges
On July 18, 2007, the Company’s then President of Metal Management Midwest, Inc., Harold J. Rouster, passed away unexpectedly. Mr. Rouster’s employment agreement provided that in the case of his death, his estate would receive a lump sum cash payment equal to his unpaid base salary through March 31, 2008. Accordingly, the Company expensed a one time payment made to Mr. Rouster’s estate of $245.4 thousand in the three months ended September 30, 2007 to satisfy this obligation. The Company also recorded $352.9 thousand of stock-based compensation expense related to the acceleration of vesting of restricted stock held by Mr. Rouster and incurred $102.3 thousand of other costs related to Mr. Rouster’s death.

During the six months ended September 30, 2006, the Company recognized severance and other charges of approximately $0.4 million related to the termination of a former Executive Vice President. The severance and other charges consisted of cash severance of $263.2 thousand and $179.2 thousand of stock-based compensation expense related to the acceleration of vesting of stock options and restricted stock held by the former Executive Vice President.

NOTE 5 –	Acquisitions

The Company accounts for acquisitions using the purchase method of accounting. The results of operations for companies acquired are included in the Company’s consolidated financial statements for periods subsequent to the date of the acquisition. The pro forma effects of acquisitions on the Company’s consolidated financial statements were not significant.

On July 31, 2007, the Company acquired substantially all the assets of Universal Recycling, Inc. (“Universal”) a scrap metal recycler located in northern Indiana. The total purchase price was approximately $12.6 million, which consisted of $12.5 million in cash and $0.1 million in transaction costs.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Based on preliminary valuations of the tangible and intangible assets associated with the Universal acquisition, the Company allocated the purchase consideration as follows (in thousands):

Accounts receivable	$2,648
Inventories	939
Property and equipment	5,531
Amortizable intangible assets	2,122
Goodwill	1,515
Accounts payable and accrued liabilities	(118)

$12,637

On May 21, 2007, the Company acquired substantially all the assets of Mars Industries, Inc. (“Mars”) located in Detroit, Michigan. The purchase price was approximately $43.1 million, which consisted of $42.8 million in cash and $0.3 million in transaction costs.

Based on valuations of the tangible and intangible assets associated with the Mars acquisition, the Company allocated the purchase consideration, net of $0.5 million of cash acquired as follows (in thousands):

Accounts receivable	$12,740
Inventories	6,479
Property and equipment	9,442
Other assets	317
Amortizable intangible assets	13,706
Goodwill	10,810
Accounts payable and accrued liabilities	(6,668)
Long-term debt	(4,212)

$42,614

The Company financed the Universal and Mars acquisitions from borrowings under its credit agreement. The amortizable intangible assets for the Universal and Mars acquisitions consists of customer relationships and non-compete agreements that are being amortized over a period of ten years and five years, respectively. All of the goodwill in connection with both acquisitions will be deductible for tax purposes.

The purchase price allocations for both acquisitions may be adjusted as additional information relative to the acquired businesses and the fair market values of the assets and liabilities of the businesses become known or change.

NOTE 6 –	Goodwill and Intangible Assets

The following represents a rollforward of goodwill from March 31, 2007 to September 30, 2007 (in thousands):

Balance at March 31, 2007	$14,766
Purchase accounting adjustments	172
Acquisitions (see Note 5)	12,325

Balance at September 30, 2007	$27,263

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets, excluding goodwill, consist of the following (in thousands):

	September 30, 2007		March 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$23,699	$(2,115)	$10,350	$(804)
Non-compete agreements	7,438	(1,479)	4,824	(1,103)

	$31,137	$(3,594)	$15,174	$(1,907)

Amortization expense for intangible assets in the three and six months ended September 30, 2007 was $1.0 million and $1.7 million, respectively. Amortization expense for intangible assets in the three and six months ended September 30, 2006 was $0.7 million and $1.1 million, respectively. As of September 30, 2007, estimated future intangible asset amortization expense is as follows (in thousands):

Remainder of fiscal 2008	$2,016
Fiscal 2009	3,825
Fiscal 2010	3,673
Fiscal 2011	3,541
Fiscal 2012	2,947
Thereafter	11,541

NOTE 7 –	Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30,	March 31,
	2007	2007

Credit Agreement	$30,173	$0
Other debt (including capital leases) due 2007 to 2010	1,656	206

	31,829	206
Less – current portion of long-term debt	(643)	(46)

	$31,186	$160

Credit Agreement
The Company has a $300 million secured five-year revolving credit and letter of credit facility, with a maturity date of May 1, 2011 (the “Credit Agreement). Pursuant to the Credit Agreement, the Company pays a fee on the undrawn portion of the facility that is determined by the leverage ratio. Significant covenants under the Credit Agreement include the satisfaction of a leverage ratio and interest coverage ratio. In addition, the Credit Agreement permits capital expenditures of up to $85 million for the year ending March 31, 2008 and $65 million in each of the following three fiscal years after March 31, 2008.

The Credit Agreement provides for interest rates based on variable rates tied to the prime rate plus or minus a margin or the London Interbank Offered Rate (“LIBOR”) plus a margin. The margin is based on the Company’s leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters.

Other Debt
In connection with the acquisition of Mars, the Company assumed long-term debt of $4.2 million that consisted of a line-of-credit balance of $2.3 million and capital lease obligations of $1.9 million. Subsequent to closing of the Mars acquisition, the Company repaid the line-of-credit in full and $0.5 million of capital leases.

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 –	Employee Benefit Plans

The Company sponsors three defined benefit pension plans for employees at certain of its subsidiaries. Only employees covered under collective bargaining agreements accrue future benefits under these defined benefit pension plans. These benefits are based either on years of service and compensation or on years of service at fixed benefit rates. The Company’s funding policy for its pension plans is to contribute amounts required to meet regulatory requirements. The components of net pension costs were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Service cost	$42	$42	$85	$87
Interest cost	187	174	377	353
Expected return on plan assets	(210)	(169)	(417)	(368)
Amortization of prior service cost	2	5	4	5
Amortization of net actuarial loss	36	42	76	94

Net periodic benefit cost	$57	$94	$125	$171

In the six months ended September 30, 2007, the Company made cash contributions of $0.8 million to its pension plans. Based on consideration of estimates provided by its actuaries, the Company does not expect to make any additional cash funding contributions to its pension plans through March 31, 2008.

Multi-Employer Plans
The Company also contributes to several multi-employer pension plans for certain employees covered under collective bargaining agreements. Pension contributions to these multi-employer plans were $0.2 million and $0.3 million in both the three and six months ended September 30, 2007 and 2006, respectively.

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

In connection with the non-qualified deferred compensation plan, the Company established a Rabbi Trust which is funded by the Company in order to satisfy the Company’s contractual liability to pay benefits under the terms of the plan. The Rabbi Trust is subject to the claims of the Company’s creditors. Plan assets are invested generally in the same mutual funds available to the participants and the Company rebalances the portfolio periodically to match the investment allocation of the participants.

The Company accounts for the non-qualified deferred compensation plan in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested.” The investments of the non-qualified deferred compensation plan are included in other assets at fair value with a corresponding liability, which is included in other long-term liabilities in the Company’s consolidated balance sheet. The non-qualified deferred compensation plan assets are classified as trading and reported at fair value with unrealized gains and losses included in the consolidated statement of operations.

NOTE 9 –	Income Taxes

On April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. The adoption of FIN 48 did not result in an adjustment to the Company’s tax liability for uncertain tax positions.

The amount of gross unrecognized tax benefits (including interest and penalties) at April 1, 2007 was $8.4 million, all of which if recognized would impact the effective tax rate. At September 30, 2007, the amount of gross unrecognized tax benefits was $8.3 million. The Company believes that it is reasonably possible that unrecognized tax benefits will decrease by approximately $3.7 million over the next 12 months as a result of payments that may be made to settle certain state income tax matters.

As of April 1, 2007, interest and penalties accrued for uncertain tax positions was $0.8 million. The change in the accrual for interest and penalties in the six months ended September 30, 2007 was not material. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

The Company is subject to taxation in the U.S. and various state and local jurisdictions. The Company was audited by the Internal Revenue Service (“IRS”) for its 2004 tax year. The IRS audit was closed without any adjustment. The U.S. federal tax returns for the 2005 and 2006 tax years are subject to examination. The state of Illinois is currently conducting an income tax audit for the 2005 and 2006 tax years. For the Company’s other major state and local jurisdictions, tax years 2002 through 2006 are subject to examination.

NOTE 10 –	Commitments and Contingencies

Legal Proceedings
On June 7, 2007, the Company filed a complaint (the “Complaint”) against Wheeling-Pittsburgh Steel Corporation (“WPSC”) in the Supreme Court of the State of New York County of New York. The Complaint arises from a series of purchase orders (the “Purchase Orders”) issued by WPSC to the Company beginning on or about February 20, 2007, for the purchase, shipment and delivery from the Company to WPSC of specified quantities and types of scrap metal. In the Complaint, the Company is seeking damages for the breach, anticipatory breach, wrongful rejection and repudiation of the Purchase Orders based on the following WPSC actions: (1) WPSC accepted delivery without objection of approximately $31 million worth of scrap metal sold to it by the Company but has failed to make payment for those goods when due; (2) by its conduct, WPSC has indicated its intention not to pay for an additional amount of approximately $8 million in scrap metal purchased by it but where payment has since become past due; and (3) WPSC has blanket rejected scrap metal as nonconforming, in some cases even before the scrap metal was delivered and inspected, and without giving the Company an opportunity to cure any goods alleged by WPSC to be nonconforming as required by the Purchase Orders and the Uniform Commercial Code. Stated in terms of tonnage, the Complaint alleges that WPSC has rejected and/or repudiated agreed Purchase Orders for approximately 86,400 tons of scrap metal, of which 76,800 tons had not yet been shipped or which is en route to WPSC and 9,600 tons of which the Company has already delivered to WPSC, in addition to the approximately 16,000 tons of scrap metal previously rejected. The damages being sought includes the contractual price of the goods, plus incidental damages, costs and disbursements of the action, prejudgment interest and such other relief as may be just and proper.

In a related matter, on June 7, 2007, the Company filed a notice of motion for summary judgment in lieu of a complaint (the “Notice”) against Esmark Incorporated, Sun Steel Company LLC, Century Steel Company LLC, North American Steel Company LLC, Great Western Steel Company LLC, Electric Coating Technologies Bridgeview LLC, U.S. Metals & Supply LLC, Miami Valley Steel Service, Inc., Premier Resource Group LLC, Independent Steel Company LLC, Electric Coating Technologies LLC, Esmark Realty LLC, Century Steel Realty LLC, Great Western Realty LLC, Isco Realty LLC, Miami Valley Realty LLC, Sun Steel Realty LLC, U.S. Metals Realty LLC (collectively, “Esmark”) in the Supreme Court of the State of New York County of New York. The Company entered into an unconditional guaranty agreement (the “Guaranty”) with Esmark pursuant to which Esmark agreed to unconditionally, jointly and severally guarantee all money owing to the

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company under the Purchase Orders with WPSC without monetary limit. Therefore, the Company filed the Notice to seek payment of approximately $31 million (reduced to approximately $21 million on September 5, 2007 to reflect interim payments) currently past due under Purchase Orders pursuant to the express terms and conditions of the Guaranty, together with interest, expenses and reasonable attorneys’ fees. On October 3, 2007, the court denied the motion for the summary judgment in lieu of complaint and, pursuant to applicable court rules, the Notice was converted into a complaint and the action against Esmark will now proceed. The Company intends to seek additional monies, together with interest, expenses and attorneys’ fees, as payments become due and owing in the ordinary course.

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Stock Repurchase Program
On September 8, 2006, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to 2.7 million shares of its common stock. Under the Credit Agreement, the Company is permitted to spend up to $100 million for the purchase of its common stock during the term of the Credit Agreement. During the six months ended September 30, 2007, the Company did not repurchase any of its common stock under the stock repurchase program. Since the inception of the stock repurchase program, the Company has purchased 1.5 million shares of its common stock at a cost of approximately $49.9 million, or at an average cost of $33.25 per share. The stock repurchase program has no expiration date but may be terminated at any time by the Board of Directors.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the service period, net of forfeitures. The fair value of restricted stock is determined based on the number of shares granted and the grant date fair value of the Company’s common stock. The fair value of the stock options and shares granted under the employee stock purchase plan is determined using the Black-Scholes valuation model. Stock-based compensation expense for the three months ended September 30, 2007 and 2006 amounted to $2.7 million and $1.8 million, respectively, and $4.5 million and $3.2 million for the six months ended September 30, 2007 and 2006, respectively.

At September 30, 2007, there was $0.8 million and $19.9 million of unrecognized compensation cost related to nonvested stock options and nonvested restricted stock, respectively, which is expected to be recognized over a period of 0.5 years and 1.7 years, respectively.

NOTE 12 –	Investments in Joint Ventures

At September 30, 2007, investments in joint ventures were $22.2 million, which primarily represents the Company’s 50% ownership interest in Metal Management Nashville, LLC and 50% ownership interest in Port Albany Ventures LLC.

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

This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metal Management, Inc. (herein, “Metal Management,” the “Company,” “we,” “us,” “our” or other similar terms) expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended March 31, 2007 and Item 1A. “Risk Factors” of Part II of this Report, as the same may be amended from time to time.

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

Merger Agreement with Sims
On September 24, 2007, we entered into a definitive merger agreement (the “Merger Agreement”) with Sims Group Limited, a corporation organized under the laws of Victoria, Australia (“Sims”). Under the terms of the Merger Agreement, each outstanding share of our common stock will be converted into the right to receive 2.05 American Depositary Shares of Sims (“Sims ADSs”), with each Sims ADS representing one ordinary share of Sims. All outstanding options to purchase shares of our common stock will be converted into options to purchase shares of Sims ADS, as adjusted for the exchange ratio. Under certain circumstances, if the Merger Agreement is terminated, we or Sims may be required to pay the other party a termination fee of $25.0 million. The consummation of the merger is subject to a number of customary closing conditions, including, but not limited to, approval by our shareholders. Pending all requisite approvals, we expect to close the merger in the first quarter of calendar 2008 but no assurance can be provided with respect to the timing or consummation of the merger with Sims. On October 30, 2007, we received notification from the Federal Trade Commission that it had granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The terms of the Merger Agreement also include certain restrictions or limitations on our future transactions prior to the closing of the merger, including acquisitions or dispositions, additional borrowings, issuance of equity and changes in employee benefit plans. The terms of certain of our contracts, employee benefit arrangements and debt agreements have provisions which will result in changes to the terms or settlement amounts upon a change in control.

Recent Events
On July 31, 2007, we acquired substantially all of the assets of Universal Recycling, Inc. (“Universal”) for approximately $12.6 million. Universal is a scrap metal recycler located in northern Indiana. The purchase price consisted of $12.5 million in cash and $0.1 million in transaction costs.

On June 7, 2007, we filed a complaint against Wheeling-Pittsburgh Steel Corporation (“WPSC”) in the Supreme Court of the State of New York County of New York. The complaint arises from a series of purchase orders issued by WPSC to us beginning on or about February 20, 2007, for the purchase, shipment and delivery to WPSC of specified quantities and types of scrap metal. In the complaint, we are seeking damages for the breach, anticipatory breach, wrongful rejection and repudiation of the purchase orders. See “Note 10 – Commitments & Contingencies – Legal Proceedings” in the notes to the consolidated financial statements for additional information.

On May 21, 2007, we acquired substantially all of the assets of Mars Industries, Inc. (“Mars”) for approximately $43.1 million. Mars is a full-service scrap metal recycler located in Detroit. The purchase price consisted of $42.8 million in cash and $0.3 million in transaction costs.

Results of Operations
Our operating results are highly cyclical in nature. They tend to reflect and be amplified by changes to general economic conditions, both domestically and internationally. This leads to significant fluctuations in demand and pricing for our products. Over the last three years, we have experienced strong industry conditions but also encountered extreme volatility in scrap prices.

Our operating results for the three and six months ended September 30, 2007 reflect higher sales but lower profitability as compared to the three and six months ended September 30, 2006. The decline in our operating results was primarily due to lower ferrous and non-ferrous margins and lower non-ferrous sales volumes.

Ferrous sales increased in the three and six months ended September 30, 2007 as a result of higher sales volumes. However, ferrous margins were impacted by sequentially lower ferrous scrap prices (primarily in the three months ended June 30, 2007) and the remarketing of our ferrous scrap which was originally sold to WPSC (see discussion under “Recent Events” above). After achieving record results in fiscal 2007, the market for ferrous scrap metals weakened in the months of April and May 2007, causing prices for certain grades of ferrous scrap to decline by approximately $85 per ton, before stabilizing in June 2007 and increasing slightly in the three months ended September 30, 2007. In addition, in the six months ended September 30, 2007, our ferrous margins were impacted by aggressive competition for the purchase of unprocessed ferrous scrap metal and high export freight rates.

Non-ferrous sales decreased by $24.3 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to lower prices, (mainly for nickel alloys), sales disruptions for copper and aluminum into southern China, as well as sequentially weaker demand for stainless steel, which had been a strong driver for us until this quarter. This resulted in a compression of non-ferrous margins in the three months ended September 30, 2007. Non-ferrous sales increased by $8.9 million in the six months ended September 30, 2007 compared to the six months ended September 30, 2006 mainly due to favorable pricing and demand in the three months ended June 30, 2007.

The following table sets forth our statement of operations and sales volume data for the three and six months ended September 30, 2007 and 2006.

Consolidated Statement of Operations ($ in thousands:)

	Three Months Ended September 30,				Six Months Ended September 30,
	2007	%	2006	%	2007	%	2006	%

Sales by commodity:
Ferrous metals	$486,519	68.0	$350,607	60.0	$892,846	65.2	$646,111	59.8
Non-ferrous metals	176,040	24.6	200,377	34.2	384,951	28.1	376,024	34.8
Brokerage – ferrous	46,369	6.5	26,941	4.6	79,584	5.8	42,904	4.0
Brokerage – non-ferrous	1,784	0.3	1,807	0.3	2,798	0.2	5,474	0.5
Other	4,443	0.6	4,976	0.9	9,029	0.7	10,107	0.9

Net sales	715,155	100.0%	584,708	100.0%	1,369,208	100.0%	1,080,620	100.0%
Cost of sales (excluding depreciation)	643,047	90.0	507,263	86.7	1,226,925	89.6	930,184	86.1
General and administrative expense	28,043	3.9	22,775	3.9	53,470	3.9	43,647	4.0
Depreciation and amortization expense	9,461	1.3	7,344	1.3	17,731	1.3	14,191	1.3
Merger expenses	2,588	0.3	0	0.0	2,588	0.2	0	0.0
Severance and other charges	701	0.1	0	0.0	701	0.0	442	0.0

Operating income	31,315	4.4	47,326	8.1	67,793	5.0	92,156	8.6
Income from joint ventures	942	0.1	554	0.1	1,659	0.1	2,414	0.2
Interest expense	(1,498)	0.2	(284)	0.1	(2,959)	0.2	(606)	0.1
Interest and other income, net	140	0.0	513	0.1	259	0.0	944	0.1
Gain on sale of joint venture interest	0	0.0	0	0.0	0	0.0	26,362	2.4

Pre-tax income	30,899	4.3	48,109	8.2	66,752	4.9	121,270	11.2
Provision for income taxes	13,136	1.8	19,036	3.2	26,250	1.9	47,308	4.4

Net income	$17,763	2.5%	$29,073	5.0%	$40,502	3.0%	$73,962	6.8%

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

Sales volume by commodity (In thousands):
Ferrous metals (tons)	1,549	1,266	2,823	2,338
Non-ferrous metals (lbs.)	125,614	139,691	245,215	265,312
Brokerage – ferrous (tons)	160	83	269	166
Brokerage – non-ferrous (lbs.)	689	1,057	1,658	2,913

Net Sales
Consolidated net sales increased by $130.4 million (22.3%) and $288.6 million (26.7%) to $715.1 million and $1.4 billion in the three and six months ended September 30, 2007, respectively, compared to $584.7 million and $1.1 billion in the three and six months ended September 30, 2006, respectively. The increase was primarily due to increases in ferrous metals sales associated with higher average selling prices and sales volumes for ferrous material, offset in part by lower non-ferrous sales volumes as compared to the three and six months ended September 30, 2006. We recognized record net sales in the three and six months ended September 30, 2007.

Ferrous Sales
Ferrous sales increased by $135.9 million (38.8%) and $246.7 million (38.2%) to $486.5 million and $892.8 million in the three and six months ended September 30, 2007, respectively, compared to $350.6 million and $646.1 million in the three and six months ended September 30, 2006, respectively. The increase was due to higher average selling prices which increased by $37 per ton (13.4%) to $314 per ton and by $40 per ton (14.4%) to $316 per ton in the three and six months ended September 30, 2007, respectively, compared to $277 per ton and $276 per ton in the three and six months ended September 30, 2006, respectively. In addition, sales volumes increased by 283,000 tons (22.4%) to 1.6 million tons and 485,000 tons (20.7%) to 2.8 million tons in the three and six months ended September 30, 2007, respectively, compared to 1.3 million tons and 2.3 million tons in the three and six months ended September 30, 2006, respectively.

The increase in selling prices for ferrous scrap is evident in data published by the American Metal Market (“AMM”). According to AMM, the average price for #1 Heavy Melting Steel Scrap – Chicago (which is a common indicator for ferrous scrap) was approximately $259 per ton and $263 per ton in the three and six months ended September 30, 2007, respectively, compared to $219 per ton and $233 in the three and six months ended September 30, 2006, respectively. In addition to changes in product mix, our average ferrous selling prices are also impacted by the amount of ferrous scrap sold on a destination basis where our selling price includes freight costs. We have also experienced higher freight costs contributing to higher realized selling prices. Freight costs tend to be a pass through, which increase realized prices but do not significantly affect operating income. In the three and six months ended September 30, 2007, we had more destination-based ferrous sales (mainly export sales) compared to the three and six months ended September 30, 2006.

The increase in sales volumes was primarily due to additional tons sold to international markets. In the six months ended September 30, 2007, we exported 1,040,000 tons of ferrous scrap compared to 600,000 tons in the six months ended September 30, 2006. Recent acquisitions also contributed to increased scrap flows but not significantly.

Non-ferrous Sales
Non-ferrous sales decreased by $24.3 million (12.1%) to $176.1 million in the three months ended September 30, 2007 compared to $200.4 million in the three months ended September 30, 2006. The decline was primarily due to a decrease in sales volumes of 14.1 million pounds (10.1%) as a result of weaker demand for stainless steel and nickel scrap from our consumers.

Non-ferrous sales increased by $8.9 million (2.4%) to $384.9 million in the six months ended September 30, 2007 compared to $376.0 million in the six months ended September 30, 2006. The increase was due to higher average selling prices for non-ferrous products (primarily higher nickel prices), which increased by approximately $0.15 per pound (10.6%) to $1.57 per pound and offset a decrease in non-ferrous sales volume of 20.1 million pounds (7.6%).

The increase in nickel prices in the six months ended September 30, 2007 is evident in data published by the London Metals Exchange (“LME”). According to LME data, nickel prices were 60.3% higher in the six months ended September 30, 2007 compared to the six months ended September 30, 2006.

Our non-ferrous sales are also impacted by the mix of non-ferrous metals sold. Generally, prices for copper are higher than prices for aluminum and stainless steel. In addition, the amount of high-temperature alloys that we sell, and the selling prices for these metals, will impact our non-ferrous sales as prices for these metals are generally higher than other non-ferrous metals.

Brokerage Sales
Brokerage ferrous sales increased by $19.4 million (72.1%) and $36.7 million (85.5%) to $46.4 million and $79.6 million in the three and six months ended September 30, 2007, respectively, compared to $27.0 million and $42.9 million in the three and six months ended September 30, 2006, respectively. The increase was due to higher brokered ferrous sales volumes, which increased by 77,000 tons (92.8%) and 103,000 tons (62.0%) in the three and six months ended September 30, 2007, respectively. Average ferrous brokered selling prices decreased by $35 per ton (10.7%) in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, while average ferrous brokered selling prices increased by $38 per ton (14.5%) in the six months ended September 30, 2007 compared to the six months ended September 30, 2006. The average selling prices for brokered ferrous metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of ferrous scrap metal are generally associated with higher unit prices. The volume of ferrous brokerage shipments varies with our export strategies that change from quarter to quarter.

Brokerage non-ferrous sales decreased by $2.7 million (48.9%) to $2.8 million in the six months ended September 30, 2007 compared to $5.5 million in the six months ended September 30, 2006. The decrease was due to lower brokered non-ferrous sales volumes, which decreased by 1.3 million pounds (43.1%) compared to the six months ended September 30, 2006. Margins associated with brokered non-ferrous metals are narrow so variations in this product category are not as significant to us as variations in other product categories. The average selling prices for brokered non-ferrous sales can vary greatly based on product mix.

Other Sales
Other sales are primarily derived from our stevedoring and bus dismantling operations. Stevedoring is a fee for service business primarily associated with our dock operations at Port Newark terminal. The decrease in other sales in the three and six months ended September 30, 2007 was a result of lower stevedoring service based revenue.

Cost of Sales (excluding depreciation)
Cost of sales consists of material costs, freight costs and processing expenses. Cost of sales increased by $135.8 million (26.8%) and $296.7 million (31.9%) to $643.1 million and $1.2 billion in the three and six months ended September 30, 2007, respectively, compared to $507.3 million and $930.2 million in the three and six months ended September 30, 2006, respectively. The increase was primarily due to higher material costs, which increased by $113.4 million (27.4%) and $249.4 million (32.7%) in the three and six months ended September 30, 2007, respectively, compared to the three and six months ended September 30, 2006, and higher freight costs and increased processing expenses.

Freight costs were higher by $14.3 million (30.4%) and $34.1 million (44.6%) in the three and six months ended September 30, 2007, respectively, due to a higher percentage of sales made on delivered contracts, higher freight rates and additional freight and demurrage costs incurred as a result of remarketing ferrous scrap metal that was originally sold to WPSC (see discussion under “Recent Events” above). Processing costs increased by $8.0 million (17.3%) and $13.2 million (14.5%) in the three and six months ended September 30, 2007, respectively, due to higher labor, fuel and operating lease costs and increased unit shipments. A portion of the increase in cost of sales was also due to recent acquisitions.

General and Administrative Expense
General and administrative expense was $28.0 million and $53.5 million in the three and six months ended September 30, 2007, respectively, compared to $22.8 million and $43.6 million in the three and six months ended September 30, 2006. The increase was primarily due to higher compensation expense and professional fees.

Compensation expense increased by $3.0 million and $5.9 million in the three and six months ended September 30, 2007, respectively, primarily due to higher salary expense, as a result of an increase in headcount associated with recent acquisitions and higher stock-based compensation expense. Professional fees increased by $1.6 million and $2.5 million in the three and six months ended September 30, 2007, respectively, primarily due to legal expenses associated with the WPSC lawsuit. In the three and six months ended September 30, 2007, legal expenses associated with the WPSC lawsuit were $1.0 million and $1.3 million, respectively.

Depreciation and Amortization Expense
Depreciation expense was $8.5 million and $16.0 million in the three and six months ended September 30, 2007, respectively, compared to depreciation expense of $6.6 million and $13.1 million in the three and six months ended September 30, 2006, respectively. Amortization expense was $1.0 million and $1.7 million in the three and six months ended September 30, 2007, respectively, compared to amortization expense of $0.7 million and $1.1 million in the three and six months ended September 30, 2006, respectively.

The increase in depreciation expense was due to the significant capital investments we have made in the last three years as well as depreciation expense associated with fixed assets acquired in recent acquisitions. The increase in amortization expense was a result of intangible assets associated with recent acquisitions. In the three and six months ended September 30, 2007, depreciation and amortization expense increased by $1.6 million and $2.5 million, respectively, due to recent acquisitions.

Merger Expenses
In the three months ended September 30, 2007, we incurred costs associated with our pending merger with Sims of $2.6 million consisting primarily of legal, accounting and investment banking fees.

Severance and Other Charges
On July 18, 2007, our then President of Metal Management Midwest, Inc., Harold J. Rouster, passed away unexpectedly. Mr. Rouster’s employment agreement provided that in the case of his death, his estate would receive a lump sum cash payment equal to his unpaid base salary through March 31, 2008. Accordingly, we expensed a one time payment made to Mr. Rouster’s estate of $245.4 thousand in the three months ended September 30, 2007 to satisfy this obligation. We also recorded $352.9 thousand of stock-based compensation expense related to the acceleration of vesting of restricted stock held by Mr. Rouster and incurred $102.3 thousand of other costs related to Mr. Rouster’s death.

In the six months ended September 30, 2006, we recognized severance and other charges of approximately $0.4 million related to the termination of a former Executive Vice President.

Income from Joint Ventures
Income from joint ventures was $0.9 million and $1.7 million in the three and six months ended September 30, 2007, respectively, compared to $0.6 million and $2.4 million in the three and six months ended September 30, 2006, respectively. The increase in the three months ended September 30, 2007 was primarily attributable to higher income from Metal Management Nashville, LLC. The decrease in the six months ended September 30, 2007 was due to the sale of our 28.5% interest in Southern Recycling, LLC (“Southern”) in April 2006. We recognized $1.0 million of joint venture income from Southern in the six months ended September 30, 2006. We currently have a 50% ownership interest in three joint ventures.

Interest Expense
Interest expense was $1.5 million and $3.0 million in the three and six months ended September 30, 2007, respectively, compared to $0.3 million and $0.6 million in the three and six months ended September 30, 2006, respectively. The increase was due to interest incurred from borrowings under our credit agreement. At

September 30, 2006, we had no borrowings outstanding under the credit agreement. See “Liquidity and Capital Resources” below for a more detailed discussion of the increase in borrowings.

Interest and Other Income
Interest and other income was $0.1 million and $0.3 million in the three and six months ended September 30, 2007, respectively, compared to $0.5 million and $0.9 million in three and six months ended September 30, 2006, respectively. The decrease was due to lower dividend and interest income as a result of less cash and short-term investments in the three and six months ended September 30, 2007 compared to the three and six months ended September 30, 2006.

Gain on Sale of Joint Venture Interest
On April 28, 2006, we and our joint venture partner sold our membership interests in Southern to a third party for $161.4 million in cash. Based upon our ownership interest, we received $46.0 million in cash from the sale proceeds. We recorded a pre-tax gain from the sale of our ownership interest of $26.4 million in the six months ended September 30, 2006.

Income Taxes
In the three and six months ended September 30, 2007, we recognized income tax expense of $13.1 million and $26.3 million, respectively, resulting in an effective tax rate of approximately 42.5% and 39.3%, respectively. In the three and six months ended September 30, 2006, our income tax expense was $19.0 million and $47.3 million, respectively, resulting in an effective tax rate of 39.6% and 39.0%, respectively. The effective tax rate increased in three months ended September 30, 2007 due to non-deductible merger expenses and an increase in non-deductible stock-based compensation. The effective tax rate differs from the federal statutory rate mainly due to state taxes and permanent tax items.

Net Income
Net income was $17.8 million and $40.5 million in the three and six months ended September 30, 2007, respectively, compared to $29.1 million and $74.0 million in the three and six months ended September 30, 2006, respectively. Net income decreased due to lower ferrous and non-ferrous margins, higher processing and general and administrative expenses, and merger expenses recognized in the three and six months ended September 30, 2007. Net income in the six months ended September 30, 2006 benefited from the one-time after-tax gain of $16 million recognized on the sale of our ownership interest in Southern.

Liquidity and Capital Resources
Our sources of liquidity include cash and cash equivalents, collections from customers and borrowings under our credit agreement. Cash and cash equivalents totaled $14.0 million at September 30, 2007, an increase of $4.6 million from March 31, 2007. We believe these sources are adequate to fund operating expenses and related liabilities, planned capital expenditures, acquisitions, the payment of cash dividends to stockholders and our stock repurchase program.

We have a $300 million secured five-year revolving credit and letter of credit facility, with a maturity date of May 1, 2011 (“Credit Agreement”). Pursuant to the Credit Agreement, we pay a fee on the undrawn portion of the facility that is determined by the leverage ratio. Significant covenants under the Credit Agreement include the satisfaction of a leverage ratio and interest coverage ratio. The Credit Agreement permits capital expenditures of $85 million for the year ending March 31, 2008. In addition, the Credit Agreement limits the amount we can spend on stock repurchases to $100 million during the term of the Credit Agreement. We satisfied all of our covenants under the Credit Agreement as of September 30, 2007. The Credit Agreement provides for interest rates based on variable rates tied to the prime rate plus or minus a margin or the London Interbank Offered Rate (“LIBOR”) plus a margin. The margin is based on our leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters.

At September 30, 2007, our total indebtedness was $31.8 million, of which $30.2 million was outstanding under the Credit Agreement. At March 31, 2007, we had no borrowings outstanding under the Credit Agreement. Total unused borrowings under the Credit Agreement were approximately $262.9 million and $293.1 million at September 30, 2007 and March 31, 2007, respectively. Borrowings in the six months ended

September 30, 2007 increased primarily to fund the acquisitions of Mars and Universal, capital expenditures, merger expenses, and working capital changes since March 31, 2007.

Cash Flows
The following sets forth our cash flows (in thousands):

	Six Months Ended
	September 30,	September 30,
	2007	2006

Net cash provided by operating activities	$66,295	$34,012
Net cash used in investing activities	$(86,025)	$(10,037)
Net cash provided by (used in) financing activities	$24,372	$(11,210)

Operating Activities
Net cash provided by operating activities increased in the six months ended September 30, 2007 compared to the six months ended September 30, 2006 due to lower investments in working capital. The decrease in working capital investments was mainly due to higher accounts receivable collections due to a reduction in days sales outstanding and lower inventory levels, offset in part by a reduction in accounts payable due to lower purchase prices for scrap metal.

Investing Activities
Net cash used in investing activities increased in the six months ended September 30, 2007 compared to the six months ended September 30, 2006. In the six months ended September 30, 2007, we used $55.0 million of cash for acquisitions and $31.7 million of cash for capital expenditures. In the six months ended September 30, 2006, we received $46.0 million of cash from the sale of our ownership interest in Southern and $8.5 million of cash from the sale of short-term investments. These cash proceeds were used, in part, for acquisitions of $28.3 million and capital expenditures of $36.0 million.

Financing Activities
Net cash provided by financing activities increased in the six months ended September 30, 2007 compared to the six months ended September 30, 2006. The increase was due to $27.4 million of borrowings which were used to fund acquisitions and capital expenditures. In the six months ended September 30, 2006, we used $11.2 million of cash in financing activities primarily for the repurchase of our common stock.

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

Contractual Obligations
In our Annual Report for fiscal 2007, we disclosed our contractual obligations. There have been no material changes to contractual obligations other than an increase in total debt to $31.8 million at September 30, 2007 compared to $0.2 million at March 31, 2007. The increase in total debt was due to borrowings under our Credit Agreement as described above under “Liquidity and Capital Resources.” In addition, see “Note 9 – Income Taxes” in the notes to the consolidated financial statements regarding potential obligations related to uncertain tax positions that we believe may be settled in the next twelve months.

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

Our minimum required pension contribution for fiscal 2008 is approximately $0.8 million, all of which was paid in the six months ended September 30, 2007.

We also enter into letters of credit in the ordinary course of operating and financing activities. As of October 15, 2007, we had outstanding letters of credit of $6.9 million, much of which is securing insurance policies.

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

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.

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

Based upon this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective, as of September 30, 2007 to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow for timely decisions regarding disclosure.

There has been no change in our internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our management, including our CEO and our CFO, does not expect that our disclosure controls or our internal controls and procedures over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On June 7, 2007, the Company filed a complaint (the “Complaint”) against Wheeling-Pittsburgh Steel Corporation (“WPSC”) in the Supreme Court of the State of New York County of New York. The Complaint arises from a series of purchase orders (the “Purchase Orders”) issued by WPSC to the Company beginning on or about February 20, 2007, for the purchase, shipment and delivery from the Company to WPSC of specified quantities and types of scrap metal. In the Complaint, the Company is seeking damages for the breach, anticipatory breach, wrongful rejection and repudiation of the Purchase Orders based on the following WPSC actions: (1) WPSC accepted delivery without objection of approximately $31 million worth of scrap metal sold to it by the Company but has failed to make payment for those goods when due; (2) by its conduct, WPSC has indicated its intention not to pay for an additional amount of approximately $8 million in scrap metal purchased by it but where payment has since become past due; and (3) WPSC has blanket rejected scrap metal as nonconforming, in some cases even before the scrap metal was delivered and inspected, and without giving the Company an opportunity to cure any goods alleged by WPSC to be nonconforming as required by the Purchase Orders and the Uniform Commercial Code. Stated in terms of tonnage, the Complaint alleges that WPSC has rejected and/or repudiated agreed Purchase Orders for approximately 86,400 tons of scrap metal, of which 76,800 tons had not yet been shipped or which is en route to WPSC and 9,600 tons of which the Company has already delivered to WPSC, in addition to the approximately 16,000 tons of scrap metal previously rejected. The damages being sought includes the contractual price of the goods, plus incidental damages, costs and disbursements of the action, prejudgment interest and such other relief as may be just and proper.

In a related matter, on June 7, 2007, the Company filed a notice of motion for summary judgment in lieu of a complaint (the “Notice”) against Esmark Incorporated, Sun Steel Company LLC, Century Steel Company LLC, North American Steel Company LLC, Great Western Steel Company LLC, Electric Coating Technologies Bridgeview LLC, U.S. Metals & Supply LLC, Miami Valley Steel Service, Inc., Premier Resource Group LLC, Independent Steel Company LLC, Electric Coating Technologies LLC, Esmark Realty LLC, Century Steel Realty LLC, Great Western Realty LLC, Isco Realty LLC, Miami Valley Realty LLC, Sun Steel Realty LLC, U.S. Metals Realty LLC (collectively, “Esmark”) in the Supreme Court of the State of New York County of New York. The Company entered into an unconditional guaranty agreement (the “Guaranty”) with Esmark pursuant to which Esmark agreed to unconditionally, jointly and severally guarantee all money owing to the Company under the Purchase Orders with WPSC without monetary limit. Therefore, the Company filed the Notice to seek payment of approximately $31 million (reduced to approximately $21 million on September 5, 2007 to reflect interim payments) currently past due under Purchase Orders pursuant to the express terms and conditions of the Guaranty, together with interest, expenses and reasonable attorneys’ fees. On October 3, 2007 the court denied the motion for the summary judgment in lieu of complaint and, pursuant to applicable court rules, the Notice was converted into a complaint and the action against Esmark will now proceed. The Company intends to seek additional monies, together with interest, expenses and attorneys’ fees, as payments become due and owing in the ordinary course.

The Company intends to vigorously pursue its rights and remedies directly against WPSC and against Esmark from the unlimited and unrepudiated Guaranty, but there can be no assurance as to the outcome of these actions or their effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for fiscal 2007, other than the following:

Risks associated with our pending merger with Sims

In the event our merger with Sims is not consummated, the price of our stock may be affected.
Our closing stock price was $48.86 on September 21, 2007 and closed at $54.74 on September 25, 2007, after the announcement of the merger. We believe the increase in the stock price is primarily due to the exchange ratio of Sims ADS per share of our common stock, which represents a premium of approximately

18.2% over the price of the trading day immediately preceding the announcement of the execution of the Merger Agreement. In the event the merger with Sims is not consummated, the price of our common stock may be adversely affected because the stockholders will not receive the premium contemplated by the Merger Agreement.

Further, if the merger is terminated and our board of directors seeks another merger or business combination, stockholders cannot be certain that we will be able to find a party willing to pay an equivalent or better consideration than the consideration to be paid in the proposed merger.

We may fail to realize the anticipated cost savings and other benefits expected from the merger with Sims.
We may fail to realize the anticipated cost savings and other benefits that we expect to achieve from the merger. Delays encountered by us or Sims in the transition process could have a material adverse effect on our revenues, expenses, operating results and financial condition. Although we expect benefits to result from the merger, there can be no assurance that we will actually realize these anticipated benefits.

Achieving the benefits of the merger will depend in part upon meeting the challenges inherent in the successful combination and integration of global business enterprises of the size and scope of us and Sims and the possible resulting diversion of management attention for an extended period of time, both pre-closing and post-closing. There can be no assurance that we and Sims will meet these challenges and that such diversion will not negatively affect our operations.

Additionally, successful integration of the company with Sims will require us to retain key employees. There can be no assurance that we will be able to retain key employees to the same extent we had been able to retain key employees in the past.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on September 18, 2007 in New York, New York. At the meeting, our stockholders elected five members to our board of directors pursuant to the following votes:

	Votes in	Votes
Name	Favor	Withheld

Norman R. Bobins	21,666,235	1,340,373
Daniel W. Dienst	22,541,383	465,225
John T. DiLacqua	22,912,005	94,603
Robert Lewon	22,912,171	94,437
Gerald E. Morris	22,910,680	95,928

In addition to electing directors, our stockholders also approved the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2008 by the vote of 22,437,422 in favor, 540,030 against and 29,156 abstentions.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of September 24, 2007, by and among Sims Group Limited, MMI Acquisition Corporation, and Metal Management, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated September 24, 2007).
3.1	Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 29, 2001 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001).
3.2	Amended and Restated By-Laws of the Company adopted as of April 29, 2003 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).
4.1	Amended and Restated Credit Agreement, dated as of May 9, 2006, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle Bank National Association, in its capacity as agent for the lenders (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 9, 2006).
4.2	First Amendment to the Amended and Restated Credit Agreement, dated as of October 13, 2006, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle Bank National Association, in its capacity as agent for the lenders (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated October 13, 2006).
4.3	Second Amendment to the Amended and Restated Credit Agreement, dated as of January 12, 2007, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, the lenders (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated January 12, 2007).
4.4	Third Amendment to the Amended and Restated Credit Agreement, dated as of May 18, 2007, among Metal Management, Inc. and certain subsidiaries of Metal Management, Inc. specified therein, as borrowers, the lenders party thereto and LaSalle Bank National Association, in its capacity as agent for the lenders (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2007).
10.1	Employment Agreement, dated July 26, 2007 between Daniel W. Dienst and the Company.
31.1	Certification of Daniel W. Dienst pursuant to Section 240.13a-14(a) and Section 240.15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert C. Larry pursuant to Section 240.13a-14(a) and Section 240.15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Daniel W. Dienst and Robert C. Larry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 6, 2007