Form 10-Q
period 2007-12-31
METAL MANAGEMENT INC
filed 2008-02-06
CIK 795665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007

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

As of January 28, 2008, the registrant had 26,141,746 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

METAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Net sales	$582,096	$523,965	$1,951,304	$1,604,585

Operating expenses:

Cost of sales (excluding depreciation)	534,471	471,702	1,761,396	1,401,886
General and administrative	25,597	21,913	79,067	65,560
Depreciation and amortization	10,071	7,131	27,802	21,322
Merger expenses	747	0	3,335	0
Severance and other charges	0	490	701	932

Operating income	11,210	22,729	79,003	114,885
Income from joint ventures	453	357	2,112	2,771
Interest expense	(1,321)	(373)	(4,280)	(979)
Interest and other income, net	75	969	334	1,913
Gain on sale of joint venture interest	0	0	0	26,362

Income before income taxes	10,417	23,682	77,169	144,952
Provision for income taxes	4,272	8,103	30,522	55,411

Net income	$6,145	$15,579	$46,647	$89,541

Earnings per share:
Basic	$0.24	$0.61	$1.85	$3.48

Diluted	$0.24	$0.60	$1.82	$3.40

Cash dividends declared per share	$0.075	$0.075	$0.225	$0.225

Weighted average common shares outstanding:
Basic	25,252	25,532	25,216	25,733

Diluted	25,718	26,095	25,645	26,357

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31,	March 31,
	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$12,604	$9,354
Accounts receivable, net	212,798	227,397
Inventories	201,230	191,301
Deferred income taxes	5,254	5,544
Prepaid expenses and other assets	18,981	12,132

Total current assets	450,867	445,728
Property and equipment, net	221,099	187,124
Goodwill	27,295	14,766
Intangible assets, net	26,561	13,267
Deferred income taxes, net	10,912	10,437
Investments in joint ventures	23,181	20,760
Other assets	2,926	3,441

Total assets	$762,841	$695,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$548	$46
Accounts payable	138,990	177,747
Income taxes payable	2,095	12,271
Other accrued liabilities	34,945	35,482

Total current liabilities	176,578	225,546
Long-term debt, less current portion	60,446	160
Other liabilities	10,052	4,987

Total long-term liabilities	70,498	5,147
Stockholders’ equity:
Preferred stock	0	0
Common stock	276	271
Additional paid-in capital	212,355	201,577
Accumulated other comprehensive loss	(1,931)	(2,008)
Retained earnings	356,320	315,517
Treasury stock, at cost	(51,255)	(50,527)

Total stockholders’ equity	515,765	464,830

Total liabilities and stockholders’ equity	$762,841	$695,523

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	December 31,	December 31,
	2007	2006

Cash flows from operating activities:
Net income	$46,647	$89,541
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	27,802	21,322

Deferred income taxes	202	1,327
Income from joint ventures	(2,112)	(2,771)
Gain on sale of joint venture interest	0	(26,362)
Distribution of earnings from joint ventures	114	8,748
Stock-based compensation expense	6,962	4,978
Excess tax benefits from stock-based awards	(1,138)	(759)
Other	106	949
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	30,197	26,594
Inventories	(2,585)	(78,025)
Other assets	(6,464)	(3,293)
Accounts payable	(43,676)	33,899
Income taxes payable	(4,331)	7,229
Other liabilities	(2,772)	(2,781)

Net cash provided by operating activities	48,952	80,596

Cash flows from investing activities:

Purchases of property and equipment	(44,460)	(48,073)
Proceeds from sale of property and equipment	744	1,658
Acquisitions, net of cash acquired	(54,933)	(28,591)
Purchases of short-term investments	0	(99,600)
Proceeds from sale of short-term investments	0	109,155
Proceeds from sale of joint venture interest	0	46,005
Other	(548)	(1,200)

Net cash used in investing activities	(99,197)	(20,646)

Cash flows from financing activities:
Issuances of long-term debt	531,898	10,373
Repayments of long-term debt	(475,332)	(13,361)
Issuance of common stock	2,363	11,776
Repurchase of common stock	(728)	(20,831)
Excess tax benefits from stock-based awards	1,138	759
Cash dividends paid to stockholders	(5,844)	(5,965)
Fees paid to issue long-term debt	0	(608)

Net cash provided by (used in) financing activities	53,495	(17,857)

Net increase in cash and cash equivalents	3,250	42,093
Cash and cash equivalents at beginning of period	9,354	37,717

Cash and cash equivalents at end of period	$12,604	$79,810

Supplemental disclosures of cash flow information:
Cash interest paid	$3,789	$646

Cash income taxes paid, net of refunds	$40,194	$46,855

See accompanying notes to consolidated financial statements

METAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

						Accumulated
					Additional	Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total

Balance at March 31, 2007	27,129	$271	(1,516)	$(50,527)	$201,577	$(2,008)	$315,517	$464,830
Net income	0	0	0	0	0	0	46,647	46,647
Amortization of pension costs, net of tax	0	0	0	0	0	77	0	77

Total comprehensive income								46,724
Exercise of stock options and warrants	89	1	0	0	1,894	0	0	1,895
Issuance of restricted stock, net of cancellations	409	4	0	0	(4)	0	0	0
Issuance of stock under employee stock purchase plan	13	0	0	0	468	0	0	468
Tax benefit related to equity compensation	0	0	0	0	1,431	0	0	1,431
Stock-based compensation expense	0	0	0	0	6,962	0	0	6,962
Repurchase of common stock	0	0	(15)	(728)	0	0	0	(728)
Cash dividends paid to stockholders	0	0	0	0	0	0	(5,844)	(5,844)
Other	0	0	0	0	27	0	0	27

Balance at December 31, 2007	27,640	$276	(1,531)	$(51,255)	$212,355	$(1,931)	$356,320	$515,765

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenues by product category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Ferrous metals	$395,759	$300,432	$1,288,605	$946,543
Non-ferrous metals	163,065	182,680	548,016	558,704
Brokerage – ferrous	17,617	35,116	97,201	78,020
Brokerage – non-ferrous	1,664	1,391	4,462	6,865
Other	3,991	4,346	13,020	14,453

Net sales	$582,096	$523,965	$1,951,304	$1,604,585

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning April 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact of adopting SFAS No. 160 on its consolidated financial statements.

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ADS representing one ordinary share of Sims. All outstanding options to purchase shares of the Company’s common stock will be converted into options to purchase shares of Sims ADS, as adjusted for the exchange ratio. Under certain circumstances, if the Merger Agreement is terminated, the Company or Sims may be required to pay the other party a termination fee of $25.0 million.

The consummation of the merger is subject to a number of customary closing conditions including, but not limited to, approval by the Company’s shareholders. Pending all requisite approvals, the parties expect to close the merger by March 31, 2008 but no assurance can be provided with respect to the timing or consummation of the merger with Sims. On October 30, 2007, the Company received notification from the Federal Trade Commission that it had granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On January 17, 2008, the Company and Sims filed with the SEC a joint preliminary proxy statement/prospectus as part of an amended registration statement on Form F-4 regarding the proposed merger. Once finalized, a definitive proxy statement will be sent to the Company’s stockholders seeking approval relating to the merger. The proxy statement contains information about the proposed merger and related matters to be voted at the special meeting.

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

In the three and nine months ended December 31, 2007, the Company incurred merger expenses of approximately $0.7 million and $3.3 million, respectively, consisting primarily of legal, accounting and investment banking fees.

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The computation of basic and diluted earnings per share is as follows (in thousands, except for per share amounts):

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Numerator:
Net income	$6,145	$15,579	$46,647	$89,541

Denominator:
Weighted average common shares outstanding, basic	25,252	25,532	25,216	25,733
Incremental common shares attributable to dilutive stock options and warrants	177	170	173	286
Incremental common shares attributable to unvested restricted stock	289	393	256	338

Weighted average common shares outstanding, diluted	25,718	26,095	25,645	26,357

Basic income per share	$0.24	$0.61	$1.85	$3.48

Diluted income per share	$0.24	$0.60	$1.82	$3.40

In the three months ended December 31, 2007, there were no stock options excluded from the diluted earnings per share calculation. In the nine months ended December 31, 2007, the assumed conversion of 0.1 million stock options were excluded from the diluted earnings per share calculation. In both the three and nine months ended December 31, 2006, the assumed conversion of 0.2 million stock options were excluded from the diluted earnings per share calculation. These stock options were excluded from the diluted earnings per share calculation as their inclusion would have been anti-dilutive.

NOTE 4 –	Balance Sheet Information

Inventories
Inventories for all periods presented are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories consist of the following (in thousands):

	December 31,	March 31,
	2007	2007

Ferrous metals	$105,157	$108,553
Non-ferrous metals	95,848	82,538
Other	225	210

	$201,230	$191,301

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31,	March 31,
	2007	2007

Land and improvements	$64,459	$52,646
Buildings and improvements	36,819	29,679
Operating machinery and equipment	201,112	151,296
Automobiles and trucks	19,777	15,720
Furniture, office equipment and software	7,643	6,408
Construction in progress	10,118	27,154

	339,928	282,903
Less – accumulated depreciation	(118,829)	(95,779)

	$221,099	$187,124

Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	December 31,	March 31,
	2007	2007

Accrued employee compensation and benefits	$20,283	$25,771
Accrued insurance	6,868	5,186
Other	7,794	4,525

	$34,945	$35,482

Accrued Severance and Other Charges
On July 18, 2007, the Company’s then President of Metal Management Midwest, Inc., Harold J. Rouster, passed away unexpectedly. Mr. Rouster’s employment agreement provided that in the case of his death, his estate would receive a lump sum cash payment equal to his unpaid base salary through March 31, 2008. Accordingly, the Company expensed a one time payment made to Mr. Rouster’s estate of $245.4 thousand in the nine months ended December 31, 2007 to satisfy this obligation. The Company also recorded $352.9 thousand of stock-based compensation expense related to the acceleration of vesting of restricted stock held by Mr. Rouster and incurred $102.3 thousand of other costs related to Mr. Rouster’s death.

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

In the three months ended December 31, 2006, the Company recognized severance and other charges of approximately $0.5 million related to a settlement of outstanding claims between the Company and former officers and directors.

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On July 31, 2007, the Company acquired substantially all the assets of Universal Recycling, Inc. (“Universal”) a scrap metal recycler located in northern Indiana. The total purchase price was approximately $12.8 million, which consisted of $12.1 million in cash paid at closing, $0.1 million in transaction costs and a $0.6 million working capital adjustment which was paid in February 2008.

Based on valuations of the tangible and intangible assets associated with the Universal acquisition, the Company allocated the purchase consideration as follows (in thousands):

Accounts receivable	$2,860
Inventories	865
Property and equipment	5,531
Amortizable intangible assets	2,122
Goodwill	1,535
Accounts payable and accrued liabilities	(118)

$12,795

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

Based on valuations of the tangible and intangible assets associated with the Mars acquisition, the Company allocated the purchase consideration, net of $0.5 million of cash acquired as follows (in thousands):

Accounts receivable	$12,740
Inventories	6,479
Property and equipment	9,442
Other assets	317
Amortizable intangible assets	13,706
Goodwill	10,822
Accounts payable and accrued liabilities	(6,668)
Long-term debt	(4,212)

$42,626

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

NOTE 6 –	Goodwill and Intangible Assets

The following represents a rollforward of goodwill from March 31, 2007 to December 31, 2007 (in thousands):

Balance at March 31, 2007	$14,766
Purchase accounting adjustments	172
Acquisitions (see Note 5)	12,357

Balance at December 31, 2007	$27,295

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets, excluding goodwill, consist of the following (in thousands):

	December 31, 2007		March 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$23,699	$(2,716)	$10,350	$(804)
Non-compete agreements	7,438	(1,860)	4,824	(1,103)

	$31,137	$(4,576)	$15,174	$(1,907)

Amortization expense for intangible assets in the three and nine months ended December 31, 2007 was $1.0 million and $2.7 million, respectively. Amortization expense for intangible assets in the three and nine months ended December 31, 2006 was $0.7 million and $1.8 million, respectively. As of December 31, 2007, estimated future intangible asset amortization expense is as follows (in thousands):

Remainder of fiscal 2008	$979
Fiscal 2009	3,743
Fiscal 2010	3,592
Fiscal 2011	3,460
Fiscal 2012	2,865
Thereafter	11,922

NOTE 7 –	Long-term Debt

Long-term debt consists of the following (in thousands):

	December 31,	March 31,
	2007	2007

Credit Agreement	$59,573	$0
Other debt (including capital leases) due 2008 to 2010	1,421	206

	60,994	206
Less – current portion of long-term debt	(548)	(46)

	$60,446	$160

Credit Agreement
The Company has a $300 million secured revolving credit and letter of credit facility, with a maturity date of May 1, 2011 (the “Credit Agreement). Pursuant to the Credit Agreement, the Company pays a fee on the undrawn portion of the facility that is determined by the leverage ratio. Significant covenants under the Credit Agreement include the satisfaction of a leverage ratio and interest coverage ratio. In addition, the Credit Agreement permits capital expenditures of up to $85 million for the year ending March 31, 2008 and $65 million in each of the following three fiscal years after March 31, 2008.

The Credit Agreement provides for interest rates based on variable rates tied to the prime rate plus or minus a margin or the London Interbank Offered Rate (“LIBOR”) plus a margin. The margin is based on the Company’s leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters.

Other Debt
In connection with the acquisition of Mars, the Company assumed long-term debt of $4.2 million that consisted of a line-of-credit balance of $2.3 million and capital lease obligations of $1.9 million. Subsequent to closing of the Mars acquisition, the Company repaid the line-of-credit in full and $0.7 million of capital leases.

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

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Service cost	$43	$44	$128	$131
Interest cost	186	176	563	529
Expected return on plan assets	(208)	(184)	(626)	(552)
Amortization of prior service cost	3	2	7	7
Amortization of net actuarial loss	39	47	116	141

Net periodic benefit cost	$63	$85	$188	$256

In the nine months ended December 31, 2007, the Company made cash contributions of $0.8 million to its pension plans. The Company does not expect to make any additional cash funding contributions to its pension plans through March 31, 2008.

Multi-Employer Plans
The Company also contributes to several multi-employer pension plans for certain employees covered under collective bargaining agreements. Pension contributions to these multi-employer plans were $0.2 million and $0.5 million in the three and nine months ended December 31, 2007, respectively, and $0.1 million and $0.4 million in the three and nine months ended December 31, 2006, respectively.

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The amount of gross unrecognized tax benefits (including interest and penalties) at April 1, 2007 was $8.4 million, all of which if recognized would impact the effective tax rate. At December 31, 2007, the amount of gross unrecognized tax benefits was $5.3 million. The $3.1 million reduction primarily represents state tax settlements of $3.6 million, offset by $0.5 million of additional unrecognized tax benefits recorded in the nine months ended December 31, 2007. The Company believes that it is reasonably possible that unrecognized tax benefits will decrease by approximately $0.1 million over the next 12 months as a result of payments that may be made to settle certain state income tax matters.

As of April 1, 2007, interest and penalties accrued for uncertain tax positions was $0.8 million. The change in the accrual for interest and penalties in the nine months ended December 31, 2007 was not material. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

The Company is subject to taxation in the U.S. and various state and local jurisdictions. The Company was audited by the Internal Revenue Service (“IRS”) for its 2004 tax year. The IRS audit was closed without any adjustment. The U.S. federal tax returns for the tax years 2005 through 2007 are subject to examination. The state of Illinois is currently conducting an income tax audit for the 2005 and 2006 tax years. For the Company’s other major state and local jurisdictions, tax years 2003 through 2007 are subject to examination.

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

In a related matter, on June 7, 2007, the Company filed a notice of motion for summary judgment in lieu of a complaint (the “Notice”) against Esmark Incorporated, Sun Steel Company LLC, Century Steel Company LLC, North American Steel Company LLC, Great Western Steel Company LLC, Electric Coating Technologies Bridgeview LLC, U.S. Metals & Supply LLC, Miami Valley Steel Service, Inc., Premier Resource Group LLC, Independent Steel Company LLC, Electric Coating Technologies LLC, Esmark Realty LLC, Century Steel Realty LLC, Great Western Realty LLC, Isco Realty LLC, Miami Valley Realty LLC, Sun Steel Realty

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

LLC, U.S. Metals Realty LLC (collectively, “Esmark”) in the Supreme Court of the State of New York County of New York. The Company entered into an unconditional guaranty agreement (the “Guaranty”) with Esmark pursuant to which Esmark agreed to unconditionally, jointly and severally guarantee all money owing to the Company under the Purchase Orders with WPSC without monetary limit. Therefore, the Company filed the Notice to seek payment of approximately $31 million (reduced to approximately $21 million on September 5, 2007 to reflect interim payments) currently past due under Purchase Orders pursuant to the express terms and conditions of the Guaranty, together with interest, expenses and reasonable attorneys’ fees. On October 3, 2007, the court denied the motion for the summary judgment in lieu of complaint and, pursuant to applicable court rules, the Notice was converted into a complaint and the action against Esmark will now proceed. The Company has appealed the summary judgement decision. The Company intends to seek additional monies, together with interest, expenses and attorneys’ fees, as payments become due and owing in the ordinary course.

The Company intends to vigorously pursue its rights and remedies directly against WPSC and against Esmark from the unlimited and unrepudiated Guaranty, but there can be no assurance as to the outcome of these actions or their effect on the Company’s financial condition or results of operations. On November 27, 2007, Esmark merged with WPSC.

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On November 10, 2006, the Company filed a demand for arbitration with the American Arbitration Association against Schiavone and Joseph A. Schiavone Corp. in accordance with the arbitration provisions of the asset purchase agreement governing MM-Connecticut’s purchase of the North Haven Facility. In the arbitration demand, the Company has asserted various breach of contract claims and claims for fraudulent

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

inducement and fraudulent concealment against Schiavone and Joseph A. Schiavone Corp. The Company seeks findings of liability against Schiavone and an order for indemnification, punitive damages, compliance with the Connecticut Property Transfer Act, and reimbursement for arbitration costs. The arbitration proceeding is currently scheduled for hearing in July 2008. In its initial response in the arbitration proceeding, Schiavone and Joseph A. Schiavone Corp. have denied any liability to the Company and asserted various counterclaims for indemnification. While at this preliminary stage the Company is unable to determine the outcome or potential amount of recovery, the Company believes that its claims are meritorious. The Company intends to vigorously defend the counterclaims asserted by Schiavone and Joseph A. Schiavone Corp. in the arbitration.

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

METAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Stock Repurchase Program
On September 8, 2006, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to 2.7 million shares of its common stock. Under the Credit Agreement, the Company is permitted to spend up to $100 million for the purchase of its common stock during the term of the Credit Agreement. During the nine months ended December 31, 2007, the Company did not repurchase any of its common stock under the stock repurchase program. Since the inception of the stock repurchase program, the Company has purchased 1.5 million shares of its common stock at a cost of approximately $49.9 million, or at an average cost of $33.25 per share. There currently remains approximately 1.2 million shares available for repurchase under the current authorization and the Company may engage in repurchases from time to time before the special meeting of stockholders relating to the Sims merger (see Note 2). The stock repurchase program has no expiration date but may be terminated at any time by the Board of Directors.

Other Repurchases of Common Stock
In the nine months ended December 31, 2007, the Company repurchased 15,094 shares of its common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the service period, net of forfeitures. The fair value of restricted stock is determined based on the number of shares granted and the grant date fair value of the Company’s common stock. The fair value of the stock options and shares granted under the employee stock purchase plan is determined using the Black-Scholes valuation model. Stock-based compensation expense for the three months ended December 31, 2007 and 2006 amounted to $2.5 million and $1.8 million, respectively, and $7.0 million and $5.0 million for the nine months ended December 31, 2007 and 2006, respectively.

At December 31, 2007, there was $0.4 million and $17.8 million of unrecognized compensation cost related to nonvested stock options and nonvested restricted stock, respectively, which is expected to be recognized over a period of 0.25 years and 1.4 years, respectively.

NOTE 12 –	Investments in Joint Ventures

At December 31, 2007, investments in joint ventures were $23.2 million, which primarily represents the Company’s 50% ownership interest in Metal Management Nashville, LLC and 50% ownership interest in Port Albany Ventures LLC.

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

This Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-Q which address activities, events or developments that Metal Management, Inc. (herein, “Metal Management,” the “Company,” “we,” “us,” “our” or other similar terms) expects or anticipates will or may occur in the future, including such things as the ability to consummate the Sims merger or the failure to realize the anticipated benefits of the merger, future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, general economic and market conditions and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. These and other risks, uncertainties and other factors are discussed under “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended March 31, 2007 and Item 1A. “Risk Factors” of Part II of this Report, as the same may be amended from time to time.

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

The markets for scrap metals are highly competitive, both in the purchase of unprocessed scrap and the sale of processed scrap. With regard to the purchase of unprocessed scrap, we compete with numerous independent recyclers, as well as smaller scrap companies engaged only in collecting industrial scrap. In many cases we also purchase unprocessed scrap metal from smaller scrap dealers and other processors. Successful procurement of materials is determined primarily by the price offered by the purchaser for the unprocessed scrap and the proximity of our processing facility to the source of the unprocessed scrap. With regard to the sale of processed scrap, we compete in a global market. Competition for sales of processed scrap is based primarily on the price and quality of the scrap metals, the level of service provided in terms of reliability and timing of delivery, and availability of scrap and scrap substitutes. We believe that our ability to process substantial volumes, deliver a broad product line to consumers, collect and sell scrap in regional, national and international markets, and provide other value-added services to our customers, together with our access to multiple modes of transportation systems, offer us a competitive advantage.

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

Merger Agreement with Sims
On September 24, 2007, we entered into a definitive merger agreement (the “Merger Agreement”) with Sims Group Limited, a corporation organized under the laws of Victoria, Australia (“Sims”). Under the terms of the Merger Agreement, each outstanding share of our common stock will be converted into the right to receive 2.05 American Depositary Shares of Sims (“Sims ADSs”), with each Sims ADS representing one ordinary share of Sims. All outstanding options to purchase shares of our common stock will be converted into options to purchase shares of Sims ADS, as adjusted for the exchange ratio. Under certain circumstances, if the Merger Agreement is terminated, we or Sims may be required to pay the other party a termination fee of $25.0 million. The consummation of the merger is subject to a number of customary closing conditions including, but not limited to, approval by our shareholders. Pending all requisite approvals, the parties expect to close the merger by March 31, 2008 but no assurance can be provided with respect to the timing or consummation of the merger with Sims. On October 30, 2007, we received notification from the Federal Trade Commission that it had granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On January 17, 2008, we and Sims filed with the SEC a joint preliminary proxy statement/prospectus as part of an amended registration statement on Form F-4 regarding the proposed merger. Once finalized, a definitive proxy statement will be sent to our stockholders seeking approval relating to the merger. The proxy statement contains information about the proposed merger and related matters to be voted at the special meeting.

The terms of the Merger Agreement also include certain restrictions or limitations on our future transactions prior to the closing of the merger, including acquisitions or dispositions, additional borrowings, issuance or redemption of equity and changes in employee benefit plans. The terms of certain of our contracts, employee benefit arrangements and debt agreements have provisions which will result in changes to the terms or settlement amounts upon a change in control.

Recent Events
On July 31, 2007, we acquired substantially all of the assets of Universal Recycling, Inc. (“Universal”) for approximately $12.8 million. Universal is a scrap metal recycler located in northern Indiana. The purchase price consisted of $12.1 million in cash paid at closing, $0.1 million in transaction costs and a $0.6 million working capital adjustment which was paid in February 2008.

On June 7, 2007, we filed a complaint against Wheeling-Pittsburgh Steel Corporation (“WPSC”) in the Supreme Court of the State of New York County of New York. The complaint arises from a series of purchase orders issued by WPSC to us beginning on or about February 20, 2007, for the purchase, shipment and delivery to WPSC of specified quantities and types of scrap metal. In the complaint, we are seeking damages for the breach, anticipatory breach, wrongful rejection and repudiation of the purchase orders. See “Note 10 – Commitments and Contingencies – Legal Proceedings” in the notes to the consolidated financial statements for additional information.

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

Our operating results for the three and nine months ended December 31, 2007 reflect higher sales but lower profitability as compared to the three and nine months ended December 31, 2006. The decline in our operating results was primarily due to lower non-ferrous margins, higher processing expenses, higher general and administrative expenses and higher depreciation and amortization expenses.

Ferrous sales and margins increased in the three and nine months ended December 31, 2007 as a result of higher sales prices and increased unit shipments. However, ferrous margins on a per unit basis were lower in the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006. Ferrous margins on a per unit basis were impacted by aggressive competition for the purchase of unprocessed ferrous scrap metal and high export freight rates. In addition, in the nine months ended December 31, 2007, our ferrous margins were also impacted by sequentially lower ferrous scrap prices in the three months ended June 30, 2007 and a requirement that we remarket certain of our ferrous scrap which was originally sold to WPSC (see discussion under “Recent Events” above). After achieving record results in fiscal 2007, the market for ferrous scrap metals weakened in the months of April and May 2007, causing prices for certain grades of ferrous scrap to decline by approximately $85 per ton, before stabilizing in June 2007. Ferrous scrap prices generally increased, but not significantly, from July 2007 through December 2007 which we attribute to strong export demand for ferrous scrap. Ferrous scrap prices increased significantly in January 2008 and by $90 per ton for certain grades.

Non-ferrous sales decreased in the three and nine months ended December 31, 2007 primarily due to lower sales volumes. In addition, non-ferrous sales in the three months ended December 31, 2007 decreased due to lower sales prices. Non-ferrous margins were negatively impacted by weak demand and pricing for nickel-based alloys. In the three months ended December 31, 2007, we recorded a $2.7 million lower of cost or market adjustment for certain specialty alloys as the market price declined to prices lower than our average cost. As a result, we experienced a compression in our non-ferrous margins in the three and nine months ended December 31, 2007. The following table sets forth our statement of operations and sales volume data for the three and nine months ended December 31, 2007 and 2006.

Consolidated Statements of Operations ($ in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2007	%	2006	%	2007	%	2006	%

Sales by commodity:
Ferrous metals	$395,759	68.0	$300,432	57.3	$1,288,605	66.0	$946,543	59.0
Non-ferrous metals	163,065	28.0	182,680	34.9	548,016	28.1	558,704	34.8
Brokerage – ferrous	17,617	3.0	35,116	6.7	97,201	5.0	78,020	4.9
Brokerage – non-ferrous	1,664	0.3	1,391	0.3	4,462	0.2	6,865	0.4
Other	3,991	0.7	4,346	0.8	13,020	0.7	14,453	0.9

Net sales	582,096	100.0%	523,965	100.0%	1,951,304	100.0%	1,604,585	100.0%
Cost of sales (excluding depreciation)	534,471	91.8	471,702	90.0	1,761,396	90.3	1,401,886	87.4
General and administrative expense	25,597	4.5	21,913	4.2	79,067	4.1	65,560	4.1
Depreciation and amortization expense	10,071	1.7	7,131	1.4	27,802	1.4	21,322	1.3
Merger expenses	747	0.1	0	0.0	3,335	0.2	0	0.0
Severance and other charges	0	0.0	490	0.1	701	0.0	932	0.1

Operating income	11,210	1.9	22,729	4.3	79,003	4.0	114,885	7.1
Income from joint ventures	453	0.1	357	0.1	2,112	0.1	2,771	0.2
Interest expense	(1,321)	0.2	(373)	0.1	(4,280)	0.2	(979)	0.0
Interest and other income, net	75	0.0	969	0.2	334	0.1	1,913	0.1
Gain on sale of joint venture interest	0	0.0	0	0.0	0	0.0	26,362	1.6

Pre-tax income	10,417	1.8	23,682	4.5	77,169	4.0	144,952	9.0
Provision for income taxes	4,272	0.7	8,103	1.5	30,522	1.6	55,411	3.4

Net income	$6,145	1.1%	$15,579	3.0%	$46,647	2.4%	$89,541	5.6%

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

Sales volume by commodity (In thousands):
Ferrous metals (tons)	1,301	1,176	4,124	3,514
Non-ferrous metals (lbs.)	117,286	126,712	362,501	392,024
Brokerage – ferrous (tons)	64	146	333	312
Brokerage – non-ferrous (lbs.)	1,021	969	2,679	3,882

Net Sales
Consolidated net sales increased by $58.1 million (11.1%) and $346.7 million (21.6%) to $582.1 million and $2.0 billion in the three and nine months ended December 31, 2007, respectively, compared to $524.0 million and $1.6 billion in the three and nine months ended December 31, 2006, respectively. The increase was primarily due to higher ferrous metals sales associated with higher average selling prices and sales volumes, offset in part by lower non-ferrous sales volumes compared to the three and nine months ended December 31, 2006. We recognized record net sales for a nine month period in the nine months ended December 31, 2007.

Ferrous Sales
Ferrous sales increased by $95.3 million (31.7%) and $342.1 million (36.1%) to $395.7 million and $1.3 billion in the three and nine months ended December 31, 2007, respectively, compared to $300.4 million and $946.5 million in the three and nine months ended December 31, 2006, respectively. The increase was due to higher average selling prices which increased by $49 per ton (19.1%) to $304 per ton and by $43 per ton (16.0%) to $312 per ton in the three and nine months ended December 31, 2007, respectively, compared to $255 per ton and $269 per ton in the three and nine months ended December 31, 2006, respectively. In addition, sales volumes increased by 125,000 tons (10.6%) to 1.3 million tons and by 610,000 tons (17.4%) to 4.1 million tons in the three and nine months ended December 31, 2007, respectively, compared to 1.2 million tons and 3.5 million tons in the three and nine months ended December 31, 2006, respectively.

The increase in selling prices for ferrous scrap is evident in data published by the American Metal Market (“AMM”). According to AMM, the average price for #1 Heavy Melting Steel Scrap – Chicago (which is a common indicator for ferrous scrap) was approximately $263 per ton in both the three and nine months ended December 31, 2007, respectively, compared to $201 per ton and $222 per ton in the three and nine months ended December 31, 2006, respectively. In addition to changes in product mix, our average ferrous selling prices are also impacted by the amount of ferrous scrap sold on a destination basis where our selling price includes freight costs. We have also experienced higher freight costs contributing to higher realized selling prices. Freight costs tend to be a pass through, which increase realized prices but do not significantly affect operating income. In the three and nine months ended December 31, 2007, we had more destination-based ferrous sales (mainly export sales) compared to the three and nine months ended December 31, 2006.

The increase in sales volumes was primarily due to additional tons sold to international markets. In the nine months ended December 31, 2007, we exported 1,379,000 tons of ferrous scrap compared to 1,100,000 tons in the nine months ended December 31, 2006. Recent acquisitions also contributed to increased scrap flows.

Non-ferrous Sales
Non-ferrous sales decreased by $19.6 million (10.7%) and $10.7 million (1.9%) to $163.1 million and $548.0 million in the three and nine months ended December 31, 2007, respectively, compared to $182.7 million and $558.7 million in the three and nine months ended December 31, 2006, respectively. The decline was primarily due to a decrease in sales volumes of 9.4 million pounds (7.4%) and 29.5 million pounds (7.5%) in the three and nine months ended December 31, 2007, respectively, compared to the three and nine months ended December 31, 2006.

In addition, the non-ferrous sales decrease in the three months ended December 31, 2007 was due to lower average selling prices which decreased by $0.05 per pound (3.5%) to $1.39 per pound. Sales volumes were impacted by sales disruptions for copper and aluminum into southern China in the second quarter of fiscal 2008, as well as sequentially weaker demand for stainless steel, which had been a strong driver for us until the end of the second quarter of fiscal 2008.

The decrease in non-ferrous prices was evident in data published by the London Metals Exchange (“LME”). According to LME data, average aluminum and nickel prices were 10.4% and 11.2% lower, respectively, in the three months ended December 31, 2007 compared to the three months ended December 31, 2006. We believe non-ferrous prices declined in anticipation of slower economic growth.

Our non-ferrous sales are also impacted by the mix of non-ferrous metals sold. Generally, prices for copper are higher than prices for aluminum and stainless steel. In addition, the amount of high-temperature alloys that we sell, and the selling prices for these metals, will impact our non-ferrous sales as prices for these metals are generally higher than other non-ferrous metals.

Brokerage Sales
Brokerage ferrous sales decreased by $17.5 million (49.8%) to $17.6 million in the three months ended December 31, 2007 compared to $35.1 million in the three months ended December 31, 2006. The decrease was due to lower brokered ferrous sales volumes, which decreased by 82,000 tons (56.2%) in the three months ended December 31, 2007. Brokerage ferrous sales increased by $19.2 million (24.6%) to $97.2 million in the nine months ended December 31, 2007 compared to $78.0 million in the nine months ended December 31, 2006. The increase in the nine months ended December 31, 2007 was due to higher brokered ferrous sales volumes, which increased by 21,000 tons (6.7%). Average ferrous brokered selling prices increased by $35 per ton (14.4%) to $275 per ton and by $42 per ton (16.7%) to $292 per ton in the three and nine months ended December 31, 2007 compared to the three and nine months ended December 31, 2006. The average selling prices for brokered ferrous metals is significantly affected by the product mix, such as prompt industrial grades versus obsolete grades, which can vary significantly between periods. Prompt industrial grades of ferrous scrap metal are generally associated with higher unit prices. The volume of ferrous brokerage shipments varies with our export strategies that change from quarter to quarter.

Brokerage non-ferrous sales increased by $0.3 million (19.6%) to $1.7 million in the three months ended December 31, 2007 compared to $1.4 million in the three months ended December 31, 2006. The increase was primarily due to higher selling prices which increased by $0.19 per pound (13.2%) to $1.63 per pound. Brokerage non-ferrous sales decreased by $2.4 million (35.0%) to $4.5 million in the nine months ended December 31, 2007 compared to $6.9 million in the nine months ended December 31, 2006. The decrease was due to lower brokered non-ferrous sales volumes, which decreased by 1.2 million pounds (31.0%) compared to the nine months ended December 31, 2006. Margins associated with brokered non-ferrous metals are narrow so variations in this product category are not as significant to us as variations in other product categories. The average selling prices for brokered non-ferrous sales can vary greatly based on product mix.

Other Sales
Other sales are primarily derived from our stevedoring and bus dismantling operations. Stevedoring is a fee for service business primarily associated with our dock operations at Port Newark terminal. The decrease in other sales in the three and nine months ended December 31, 2007 was a result of lower stevedoring service based revenue.

Cost of Sales (excluding depreciation)
Cost of sales consists of material costs, freight costs and processing expenses. Cost of sales increased by $62.8 million (13.3%) and $359.5 million (25.6%) to $534.5 million and $1.8 billion in the three and nine months ended December 31, 2007, respectively, compared to $471.7 million and $1.4 billion in the three and nine months ended December 31, 2006, respectively. The increase was primarily due to higher material costs, which increased by $56.2 million (14.8%) and $305.6 million (26.8%) in the three and nine months ended December 31, 2007, respectively, compared to the three and nine months ended December 31, 2006, and increased processing expenses. Also contributing to the increase in the nine months ended December 31, 2007 were higher freight costs. Freight costs in the three months ended December 31, 2007 were relatively unchanged when compared to the three months ended December 31, 2006.

Freight costs were higher by $29.7 million (24.2%) in the nine months ended December 31, 2007 due to a higher percentage of sales made on delivered contracts, higher freight rates and additional freight and demurrage costs incurred as a result of remarketing ferrous scrap metal that was originally sold to WPSC (see discussion under “Recent Events” above). Processing costs increased by $11.0 million (23.9%) and $24.2 million (17.7%) in the three and nine months ended December 31, 2007, respectively, due to higher labor, fuel and operating lease costs and increased unit shipments. A portion of the increase in cost of sales was also due to recent acquisitions.

General and Administrative Expense
General and administrative expense was $25.6 million and $79.1 million in the three and nine months ended December 31, 2007, respectively, compared to $21.9 million and $65.6 million in the three and nine months ended December 31, 2006. The increase was primarily due to higher compensation expense and professional fees.

Compensation expense increased by $2.4 million and $8.2 million in the three and nine months ended December 31, 2007, respectively, primarily due to higher salary expense, as a result of an increase in headcount associated with recent acquisitions and higher stock-based compensation expense. Professional fees increased by $0.7 million and $3.2 million in the three and nine months ended December 31, 2007, respectively, primarily due to legal expenses associated with the WPSC lawsuit. In the three and nine months ended December 31, 2007, legal expenses associated with the WPSC lawsuit were $0.8 million and $2.1 million, respectively.

Depreciation and Amortization Expense
Depreciation expense was $9.1 million and $25.1 million in the three and nine months ended December 31, 2007, respectively, compared to depreciation expense of $6.5 million and $19.5 million in the three and nine months ended December 31, 2006, respectively. Amortization expense was $1.0 million and $2.7 million in the three and nine months ended December 31, 2007, respectively, compared to amortization expense of $0.7 million and $1.8 million in the three and nine months ended December 31, 2006, respectively.

The increase in depreciation expense was due to the significant capital investments we have made in the last three years as well as depreciation expense associated with fixed assets acquired in recent acquisitions. The increase in amortization expense was a result of intangible assets associated with recent acquisitions. In the three and nine months ended December 31, 2007, depreciation and amortization expense increased by $1.2 million and $2.7 million, respectively, due to recent acquisitions.

Merger Expenses
In the three and nine months ended December 31, 2007, we incurred costs associated with our pending merger with Sims of $0.7 million and $3.3 million, respectively, consisting primarily of legal, accounting and investment banking fees.

Severance and Other Charges
On July 18, 2007, our then President of Metal Management Midwest, Inc., Harold J. Rouster, passed away unexpectedly. Mr. Rouster’s employment agreement provided that in the case of his death, his estate would receive a lump sum cash payment equal to his unpaid base salary through March 31, 2008. Accordingly, we expensed a one time payment made to Mr. Rouster’s estate of $245.4 thousand in the nine months ended December 31, 2007 to satisfy this obligation. We also recorded $352.9 thousand of stock-based compensation expense related to the acceleration of vesting of restricted stock held by Mr. Rouster and incurred $102.3 thousand of other costs related to Mr. Rouster’s death.

In the three months ended June 30, 2006, we recognized severance and other charges of approximately $0.4 million related to the termination of a former Executive Vice President. In the three months ended December 31, 2006, we recognized severance and other charges of approximately $0.5 million related to the settlement of claims between us and some former officers and directors.

Income from Joint Ventures
Income from joint ventures was $0.5 million and $2.1 million in the three and nine months ended December 31, 2007, respectively, compared to $0.4 million and $2.8 million in the three and nine months ended December 31, 2006, respectively. The increase in the three months ended December 31, 2007 was primarily attributable to higher income from our Metal Management Nashville, LLC joint venture. The decrease in the nine months ended December 31, 2007 was due to the sale of our 28.5% interest in Southern Recycling, LLC (“Southern”) in April 2006. We recognized $1.0 million of joint venture income from Southern in the nine months ended December 31, 2006. We currently have a 50% ownership interest in three joint ventures.

Interest Expense
Interest expense was $1.3 million and $4.3 million in the three and nine months ended December 31, 2007, respectively, compared to $0.4 million and $1.0 million in the three and nine months ended December 31, 2006, respectively. The increase was due to interest incurred from borrowings under our credit agreement which were primarily used to fund acquisitions. At December 31, 2006, we had no borrowings outstanding under the credit agreement. See “Liquidity and Capital Resources” below for a more detailed discussion of the increase in borrowings.

Interest and Other Income
Interest and other income was $0.1 million and $0.3 million in the three and nine months ended December 31, 2007, respectively, compared to $1.0 million and $1.9 million in three and nine months ended December 31, 2006, respectively. The decrease was due to lower dividend and interest income as we liquidated our short-term investments in the current fiscal year to fund our operations and acquisitions.

Gain on Sale of Joint Venture Interest
On April 28, 2006, we and our joint venture partner sold our membership interests in Southern to a third party for $161.4 million in cash. Based upon our ownership interest, we received $46.0 million in cash from the sale proceeds. We recorded a pre-tax gain from the sale of our ownership interest of $26.4 million in the nine months ended December 31, 2006.

Income Taxes
In the three and nine months ended December 31, 2007, we recognized income tax expense of $4.3 million and $30.5 million, respectively, resulting in an effective tax rate of approximately 41.0% and 39.6%, respectively. In the three and nine months ended December 31, 2006, our income tax expense was $8.1 million and $55.4 million, respectively, resulting in an effective tax rate of 34.2% and 38.2%, respectively. The effective tax rate increased due to non-deductible merger expenses, higher non-deductible stock-based compensation and additional income taxes recorded for unrecognized tax positions. The effective tax rate differs from the federal statutory rate mainly due to state taxes and permanent tax items.

Net Income
Net income was $6.1 million and $46.6 million in the three and nine months ended December 31, 2007, respectively, compared to $15.6 million and $89.5 million in the three and nine months ended December 31, 2006, respectively. Net income decreased due to lower non-ferrous margins, higher processing and general and administrative expenses, higher depreciation and amortization expenses and merger expenses recognized in the three and nine months ended December 31, 2007. Net income in the nine months ended December 31, 2006 benefited from the one-time after-tax gain of $16 million recognized on the sale of our ownership interest in Southern.

Liquidity and Capital Resources
Our sources of liquidity include cash and cash equivalents, collections from customers and borrowings under our credit agreement. Cash and cash equivalents totaled $12.6 million at December 31, 2007, an increase of $3.3 million from March 31, 2007. We believe these sources are adequate to fund operating expenses and related liabilities, planned capital expenditures, acquisitions, the payment of cash dividends to stockholders and our stock repurchase program.

We have a $300 million secured revolving credit and letter of credit facility, with a maturity date of May 1, 2011 (“Credit Agreement”). Pursuant to the Credit Agreement, we pay a fee on the undrawn portion of the facility that is determined by the leverage ratio. Significant covenants under the Credit Agreement include the satisfaction of a leverage ratio and interest coverage ratio. The Credit Agreement permits capital expenditures of $85 million for the year ending March 31, 2008. In addition, the Credit Agreement limits the amount we can spend on stock repurchases to $100 million during the term of the Credit Agreement. We satisfied all of our covenants under the Credit Agreement as of December 31, 2007. The Credit Agreement provides for interest rates based on variable rates tied to the prime rate plus or minus a margin or the London Interbank Offered Rate (“LIBOR”) plus a margin. The margin is based on our leverage ratio (as defined in the Credit Agreement) as determined for the trailing four fiscal quarters.

At December 31, 2007, our total indebtedness was $61.0 million, of which $59.6 million was outstanding under the Credit Agreement. At March 31, 2007, we had no borrowings outstanding under the Credit Agreement. Total unused borrowings under the Credit Agreement were approximately $233.5 million and $293.1 million at December 31, 2007 and March 31, 2007, respectively. Borrowings in the nine months ended December 31, 2007 increased primarily to fund the acquisitions of Mars and Universal, capital expenditures, merger expenses, and working capital changes since March 31, 2007. The dispute involving WPSC has also negatively affected working capital in fiscal 2008.

Cash Flows
The following sets forth our cash flows (in thousands):

	Nine Months Ended
	December 31,	December 31,
	2007	2006

Net cash provided by operating activities	$48,952	$80,596
Net cash used in investing activities	$(99,197)	$(20,646)
Net cash provided by (used in) financing activities	$53,495	$(17,857)

Operating Activities
Net cash provided by operating activities decreased in the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due to lower net income adjusted for non-cash items and an increase in working capital investments. The increase in working capital investments was mainly due to a reduction in accounts payable due in part to lower purchase prices for scrap metal, offset by higher accounts receivable collections due to a reduction in day sales outstanding.

Investing Activities
Net cash used in investing activities increased in the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006. In the nine months ended December 31, 2007, we used $54.9 million of cash for acquisitions and $44.5 million of cash for capital expenditures. In the nine months ended December 31, 2006, we received $46.0 million of cash from the sale of our ownership interest in Southern and $9.6 million of cash from the sale of short-term investments. These cash proceeds were used, in part, for acquisitions of $28.6 million and capital expenditures of $48.1 million.

Financing Activities
Net cash provided by financing activities increased in the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006. The increase was due to $56.6 million of borrowings which were used to fund acquisitions and capital expenditures. In the nine months ended December 31, 2006, we used $20.8 million of cash for the repurchase of our common stock.

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

Contractual Obligations
In our Annual Report for fiscal 2007, we disclosed our contractual obligations. There have been no material changes to contractual obligations other than an increase in total debt to $61.0 million at December 31, 2007 compared to $0.2 million at March 31, 2007. The increase in total debt was due to borrowings under our Credit Agreement as described above under “Liquidity and Capital Resources.” In addition, see “Note 9 – Income Taxes” in the notes to the consolidated financial statements regarding potential obligations related to uncertain tax positions that we believe may be settled in the next twelve months.

Other Commitments
We are required to make contributions to our defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). However, due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount of pension plan asset returns, we are not able to reasonably estimate the amount of future required contributions beyond fiscal 2008. Our minimum required pension contribution for fiscal 2008 is approximately $0.8 million, all of which was paid in the nine months ended December 31, 2007.

We also enter into letters of credit in the ordinary course of operating and financing activities. As of January 15, 2008, we had outstanding letters of credit of $6.9 million, much of which is securing insurance policies.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for us beginning April 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning April 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the potential impact of adopting SFAS No. 160 on our consolidated financial statements.

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

Based upon this evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow for timely decisions regarding disclosure.

There has been no change in our internal control over financial reporting during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 10, 2006, the Company filed a demand for arbitration with the American Arbitration Association against Schiavone and Joseph A. Schiavone Corp. in accordance with the arbitration provisions of the asset purchase agreement governing MM-Connecticut’s purchase of the North Haven Facility. In the arbitration demand, the Company has asserted various breach of contract claims and claims for fraudulent inducement and fraudulent concealment against Schiavone and Joseph A. Schiavone Corp. The Company seeks findings of liability against Schiavone and an order for indemnification, punitive damages, compliance with the Connecticut Property Transfer Act, and reimbursement for arbitration costs. The arbitration proceeding is currently scheduled for hearing in July 2008. In its initial response in the arbitration proceeding, Schiavone and Joseph A. Schiavone Corp. have denied any liability to the Company and asserted various counterclaims for indemnification. While at this preliminary stage the Company is unable to determine the outcome or potential amount of recovery, the Company believes that its claims are meritorious. The Company intends to vigorously defend the counterclaims asserted by Schiavone and Joseph A. Schiavone Corp. in the arbitration.

Item 1A. Risk Factors.

In addition to the following and the risk factors previously disclosed in our Annual Report on Form 10-K for fiscal 2007, all of the risk factors included under the heading “Risk Factors” appearing in Sims Group Limited’s Amendment No. 1 to Registration Statement on Form F-4 (Registration No. 333-147659) filed with the SEC on January 17, 2008, as the same may be amended from time to time, are hereby incorporated by reference into this Form 10-Q.

Risks associated with our pending merger with Sims

In the event our merger with Sims is not consummated, the price of our stock may be affected.
Our closing stock price was $48.86 on September 21, 2007 and closed at $54.74 on September 25, 2007, after the announcement of the merger. We believe the increase in the stock price was primarily due to the exchange ratio of Sims ADS per share of our common stock, which represented a premium of approximately 18.2% over the price of the trading day immediately preceding the announcement of the execution of the Merger Agreement. On January 18, 2008, our closing stock price was $45.95, and the closing stock price of Sims’ common stock was A$27.47. In the event the merger with Sims is not consummated, the price of our common stock may be adversely affected because the stockholders will not receive the premium contemplated by the Merger Agreement.

Further, if the merger is terminated and our board of directors seeks another merger or business combination, stockholders cannot be certain that we will be able to find a party willing to pay an equivalent or better consideration than the consideration to be paid in the proposed merger.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of September 24, 2007, by and among Sims Group Limited, MMI Acquisition Corporation, and Metal Management, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated September 24, 2007).
3.1	Second Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 29, 2001 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001).
3.2	Amended and Restated By-Laws of the Company adopted as of April 29, 2003 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).
31.1	Certification of Daniel W. Dienst pursuant to Section 240.13a-14(a) and Section 240.15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert C. Larry pursuant to Section 240.13a-14(a) and Section 240.15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Daniel W. Dienst and Robert C. Larry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	“Risk Factors” incorporated by reference to pages 15-28 of Sims Group Limited’s Amendment No. 1 to Registration Statement on Form F-4 (Registration No. 333-147659) filed with the SEC on January 17, 2008.

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

Date: February 6, 2008